Form 10-Q
period 1996-03-31
DSP GROUP INC /DE/
filed 1996-05-15
CIK 915778

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended  March 31, 1996
                                --------------

                                       or


             (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ___________

                             Commission File Number 0-23006
                                                -------


                                     DSP GROUP, INC.
                                     --------------
                  (Exact name of registrant as specified in its charter)

                   Delaware                        94-2683643
                   ---------                       ----------
     (State or other jurisdiction of    (I.R.S. employer identification number)
      incorporation or organization)

               3120 Scott Boulevard, Santa Clara, California         95054
           ----------------------------------------------------------------
           (Address of Principal Executive Offices)              (Zip Code)

        Registrant's telephone number, including area code     (408) 986-4300
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 30, 1996, there were 9,511,000 shares of Common Stock ($.001 par value) outstanding.

                                           INDEX

                                     DSP GROUP, INC.

                                                                                           Page No.
PART I.   FINANCIAL INFORMATION
- - -------------------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets--March 31, 1996
                 and December 31, 1995.......................................................    3

      Condensed consolidated statements of income--Three
                 months ended March 31, 1996 and 1995.........................................   4

      Condensed consolidated statements of cash flows--Three
                 months ended March 31, 1996 and 1995.........................................   5

      Notes to condensed consolidated financial statements--
                 March 31, 1996...............................................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................  10



PART II.   OTHER INFORMATION
- - ---------------------------------

Item 1.       Legal Proceedings ...............................................................  16
Item 2.       Changes in Securities............................................................  16
Item 3.       Defaults upon Senior Securities................................................... 16
Item 4.       Submission of Matters to a Vote of Security Holders............................... 16
Item 5.       Other Information................................................................. 17
Item 6.       Exhibits and Reports on Form 8-K.................................................. 17


SIGNATURES...................................................................................... 18

PART 1.  FINANCIAL INFORMATION
- - ------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                                  DSP GROUP, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except per share amounts)


                                                       March 31,          December 31,
                                                        1996                 1995
                                                      _________            __________
 ASSETS
                                                      (Unaudited)            (Note)
 CURRENT ASSETS
     Cash and cash equivalents                          $14,651              $14,679
     Marketable securities                               18,669               19,149
     Accounts receivable, net                             5,376                8,129
     Inventories                                          7,951                3,000
     Deferred income taxes                                  784                  784
     Prepaid expenses and other                           1,167                  876
                                                    -----------           -----------
     Total current assets                                48,598                46,617

PROPERTY AND EQUIPMENT                                    6,847                 6,688
Accumulated depreciation and amortization               (2,965)                (2,591)
                                                   ------------           -----------
                                                          3,882                 4,097
EQUITY INVESTMENT, net                                    2,211                 2,244
OTHER ASSETS, net                                           547                   507
DEFERRED TAXES                                            1,389                 1,389
                                                    -----------            ----------
     TOTAL ASSETS                                       $56,627               $54,854
                                                         ======                ======

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts and notes payable                           $4,350                $2,437
    Other current liabilities                             3,688                 4,876
                                                     ----------             ---------
     Total  current liabilities                           8,038                 7,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock,  par value $0.001 per share:
       Authorized- 5,000 shares; None issued
       and outstanding                                      --                    --
    Common Stock, par value $0.001 per share:
       Authorized - 20,000 shares;  Issued and
       outstanding- 9,473 shares at March 31 and
       9,439 shares at December 31                            9                    9
    Additional paid-in capital                           66,449               66,287
    Stockholders' notes receivable                         (122)                (434)
    Accumulated deficit                                 (17,747)             (18,321)
                                                   ------------           -----------
                                                         48,589               47,541
                                                   ------------           -----------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                          $56,627              $54,854
                                                         ======               ======


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                     DSP GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share amounts)


                                                  Three Months Ended
                                                       March  31,
                                                  ___________________
                                                  1996          1995
                                                 _______       ______
Revenues:
     Product sales                              $ 7,655       $ 9,534
     Royalties, licensing and other               3,542         2,350
                                                --------      --------
         Total revenues                          11,197        11,884

Cost of revenues:
     Cost of product sales                        5,200         5,458
     Cost of royalties, licensing and other         230           238
                                                --------       -------
          Total cost of revenues                  5,430         5,696
                                                --------       -------
          Gross profit                            5,767         6,188

Operating expenses:
    Research and development                      2,544         1,935
    Sales and marketing                           1,368         1,263
    General and administrative                    1,563         1,854
                                                --------      --------
          Total operating expenses                5,475         5,052
                                                --------      --------
          Operating income                          292         1,136

Other income (expense):
    Interest and other income                       458           316
    Interest expense                                 (3)           (5)
    Other expenses                                 (109)          (91)
Gain on sale of stock in affiliate                    -           666
                                                --------     ---------
         Income before income taxes                 638         2,022

Provision for income taxes                           64           309
                                                ---------   ---------
         Net income                              $  574        $1,713
                                                   =====        =====

Net income per share                               $.06          $.18
                                                   =====        =====
Number of shares used in
     per share computation                        9,535         9,547
                                                  ======        =====



See notes to condensed consolidated financial statements.


                                DSP GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)



                                                                Three Months Ended March 31,
                                                               1996               1995
                                                           ------------       -----------
CASH USED IN OPERATING ACTIVITIES                            $( 751)           $(2,014)

INVESTING ACTIVITIES:
   Purchase of available-for-sale marketable securities       4,405             (8,068)
   Sale of available-for-sale marketable securities          (3,925)             7,109
   Purchases of equipment                                      (159)              (654)
   Sale of stock in affiliated company                            -                666
   Capitalized software development costs                       (73)              (117)
                                                           ---------          ---------
                                                                248             (1,064)
                                                           ---------          ---------
FINANCING ACTIVITIES:
   Repayment of stockholders' notes receivable                  313                 44
   Sale of Common Stock for cash upon
       exercise of options and warrants                         161                484
                                                            --------           --------
                                                                474                528
                                                            --------           --------
DECREASE IN CASH AND CASH EQUIVALENTS                     $     (29)           $(2,550)
                                                              ======              =====


See notes to condensed consolidated financial statements.

                                       5

                             DSP GROUP,  INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH  31, 1996
                              (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                   March 31,           December 31,
                                     1996                  1995
                                ---------------      ----------------
     Raw materials                $     -              $      2
     Work-in-process                    4                    28
     Finished goods                 7,947                 2,970
                                ---------              --------
                                   $7,951                $3,000
                                    =====                 =====

NOTE C - NET INCOME  PER SHARE

Net income per share is computed using the weighted average number of shares of Common Stock and dilutive common equivalent shares from stock options and warrants (using the treasury stock method). Dual presentation of primary and fully diluted net income per share is not shown on the face of the income statement because the differences are not significant.

                              DSP GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                               March 31,      December 31,
                                                1996            1995
                                             -----------     -----------
     Obligations of states and
        political subdivisions                 $13,469          $14,753
     Tax free auction rate preferred
                and municipal mutual fund        5,200            4,400
     Other                                       1,367              636
                                            ----------       ----------
                                               $20,036           $19,789
                                                ======            ======
     Amounts included in
             marketable securities             $18,669           $19,149
     Amounts included in
             cash and cash equivalents           1,367               640
                                             ---------        ----------
                                               $20,036           $19,789
                                                ======            ======

At March 31, 1996, the cost of securities approximated their fair value and the amount of unrealized gain was not significant. Gross realized gains or losses for the three months ended March 31, 1996 and 1995 were not significant. The amortized cost of available-for-sale debt and marketable equity securities at March 31, 1996, by contractual maturities, are shown below (in thousands):

                                                          Cost
                                                        ----------
Due in one year or less                                  $17,368
Due after one year to eighteen months                      2,668
                                                        ----------
                                                         $20,036
                                                          ======

                                DSP GROUP, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of tax loss carry forwards and the recognition of certain other deferred tax assets.

NOTE F - SIGNIFICANT CUSTOMERS

License fees from one customer accounted for 14% revenues for the three months ended March 31, 1996. Sales to two distributors accounted for 15% and 12% of revenues for the three months ended March 31, 1995. The loss of one or more major distributors could have an adverse effect on the Company's business, financial condition and results of operations.

NOTE G - OTHER INVESTMENT

The Company sold 73,000 shares of DSP Communications, Inc. ("DSPC"), the successor of a former subsidiary, DSP Telecommunications Ltd., in DSPC's March 1995 initial public offering. As the Company's basis in the investment had no book value, the sale resulted in a pre tax gain of approximately $666,000 in the first quarter of 1995. DSPC is a Delaware corporation primarily engaged in the development and marketing of integrated circuits based on digital signal processing ("DSP") technology for the wireless communications market. In addition, the Company recorded $47,000 and $145,000 of revenues in the three months ended March 31, 1996 and 1995, respectively, for engineering services performed for DSPC.

                                DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE H - SALE OF NOGATECH

Pursuant to a Stock Purchase Agreement, the Company on August 11, 1995 sold its equity interest in Nogatech to two purchasers for $1.5 million in cash. Nogatech's revenues for the first quarter of 1995 were $183,000, and Nogatech's operating loss for this period was $446,000.

NOTE I - CONTINGENCIES

The Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. The Company is unable to state the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL REVENUES. Total revenues decreased 6% to $11.2 million in the first quarter of 1996 from $11.9 million in the first quarter of 1995 due to lower revenues from the Company's telephone answering device ("TAD") speech processors. This decrease was primarily due to declining average selling prices and reduced shipments of the TAD speech processors resulting from a softness in the TAD market caused by weak economic conditions during the 1995 Christmas period. Licensing, royalties, and other revenues, however, increased 51% in the first quarter of 1996 from the first quarter of 1995 primarily due to increased licensing of the Company's DSP cores design products.

Export sales, primarily consisting of TAD speech processors shipped to manufacturers in Europe and Asia, represented 89% and 62% of total revenues for the Company in the first quarter of 1996 and 1995, respectively. All export sales are denominated in U.S. dollars.

Revenues from one customer, NEC, accounted for 14% of total revenues in the first quarter of 1996. Two distributors, Tomen Electronics and RTI Industries, accounted for 15% and 12%, respectively, of total revenues in the first quarter of 1995.

GROSS PROFIT. Gross profit as a percentage of total revenues was 52% in the first quarter of 1996 and 1995. Product gross profit as a percentage of product sales decreased to 32% in the first quarter of 1996 compared to 43% in the first quarter of 1995, due primarily to decreases in sales prices of the Company's TAD products due to competitive market pricing pressures. This decline was offset by the increase in licensing revenues, which have a higher gross margin than product sales, realized in the first quarter of 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.5 million in the first quarter of 1996 from $1.9 million in the first quarter of 1995. The increase was primarily due to the cost of materials associated with the Company's development of new speech processors for TAD products and personal computer telephony applications. As a result, research and development expenses as a percentage of total revenues increased to 23% in the first quarter of 1996 from 16% in the first quarter of 1995.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $1.4 million in the first quarter of 1996 from $1.3 million in the first quarter of 1995 primarily due to increased spending on trade shows. Sales and marketing expenses as a percentage of total revenues increased to 12% in the first quarter of 1996 from 11% in the first quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1.6 million in the first quarter of 1996 from $1.9 million in the first quarter of 1995. The decrease was primarily due to a reduction in legal expenses. As a result, general and administrative expenses as a percentage of total revenues declined to 14% in the first quarter of 1996 from 16% in the first quarter of 1995.

OTHER INCOME (EXPENSE). Interest and other income was $458,000 in the first quarter of 1996, compared to $316,000 in the first quarter of 1995. The increase was due primarily to higher levels of investments.

GAIN ON SALE OF STOCK IN AFFILIATE. In the first quarter of 1995, the Company sold a portion of its equity interest in DSP Communications, Inc. ("DSPC"), in DSPC's initial public offering. DSPC is the successor of a former subsidiary of
the Company, DSP Telecommunications Ltd.   The equity interest, which had no
book value, was sold for $666,000 of cash.

PROVISION FOR INCOME TAXES. In 1996 and 1995 the Company benefited for federal and state from the utilization of its net operating loss carryforwards as well as the recognition of certain other deferred tax assets in 1995.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. In the three months ended March 31, 1996, net cash used in operations was $751,000, primarily due to a $5.0 million increase in inventories to take advantage of available capacity at independent foundries coupled with a weak market for TAD products. This was offset by (i) $574,000 of net income, which included $489,000 of depreciation and amortization, (ii) a $2.8 million decrease in accounts receivable, and (iii) a $1.9 million increase in accounts payable.

INVESTING ACTIVITIES. The Company purchased $4.4 million and sold $3.9 million of investments classified as marketable securities in the first three months of 1996. Capital equipment additions in the first three months of 1996 were $159,000, primarily for computer hardware and software used in engineering development, engineering test equipment, and furniture and fixtures. In the first three months of 1996, the Company capitalized $73,000 of software development costs.

FINANCING ACTIVITIES. During the first three months of 1996, the Company received $161,000 upon the exercise of employee stock options, and $313,000 upon the repayment of stockholders' notes receivable.

At March 31, 1996, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $14.7 million, marketable securities of $18.7 million and amounts available under a domestic bank line of credit of $3.2 million. The Company's working capital at March 31, 1996 was $40.6 million.

The Company believes that its current cash and its available line of credit will be sufficient to meet its cash requirements through at least the next twelve months. The Company has investigated, and continues to investigate, means to acquire greater control over wafer production, whether by joint venture, prepayments, equity investments in or loans to wafer suppliers. There can be no assurance that the Company will consummate any such transactions. As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

                    FACTORS AFFECTING FUTURE OPERATING RESULTS.

THIS FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. THESE FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. NUMEROUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD LOOKING STATEMENTS, INCLUDING THE FOLLOWING RISK FACTORS.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominately from product sales and accordingly vary significantly depending on the volume and timing of product orders. The Company's quarterly operating results also depend on the timing of the recognition of license fees and the level of per unit royalties. Through 1996, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than per unit royalties. The uncertain timing of such license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licenses are totally dependent upon the success of the original equipment manufacturer ("OEM") utilizing the Company's technology and the success of those OEM products in the marketplace. In the fourth quarter of 1995, the first shipment of products utilizing the Company's PineDSPCore-TM- technology occurred; however, royalties from such shipments as well as TrueSpeech products have not been significant to date.

The Company's quarterly operating results may also vary significantly as demand for TADs varies during the year due to seasonal customer buying patterns, and as a result of other factors such as the timing of new product introductions by the Company or its customers, licensees or competitors; market acceptance of new products and technologies; the mix of products sold; fluctuations in the level of sales by OEMs; the ability to generate new products and other vendors of products incorporating the Company's products; and changes in general economic conditions. Sales of TAD products comprise a substantial portion of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.

DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a significant decline in the gross margin of its TAD speech processors due to competitive market pricing pressures and delays in its ongoing cost reduction efforts. Such cost reductions are not expected to improve gross margins until the fourth quarter of 1996, if at all. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise that the Company. Any inability of the Company to respond to increased price competition for its TAD speech processors and its other products through the continuing and frequent introduction of new products or reductions of manufacturing costs would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON INDEPENDENT FOUNDRIES. All of the Company's integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company's business, the Company is and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs in a timely manner. To meet its increased wafer requirements, the Company has contracted with additional independent foundries to manufacture its TAD speech processors. The Company believes that it now has sufficient foundry capacity through 1997. Revenues could be materially and adversely affected should any of these foundries fail to meet the Company's demand for products due to a shortage of production capacity, process difficulties or low yield rates.

RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers.
Disruptions, shortages or termination of certain of these sources of supply could occur. For example, the Company's customers for TAD speech processors have experienced, difficulties obtaining sufficient timely supplies of audio-grade random access memories ("ARAMs"), which are included in current digital TADs. Such supply disruptions, shortages or termination could have an adverse effect on the Company's business and results of operations, due to the customers' possible delay or discontinuance of orders for the Company's products until such components are available.

DEPENDENCE UPON ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH.   The
Company's prospects are partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer and personal computer markets. The establishment of industry standards incorporating TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors. The failure to establish industry standards based on TrueSpeech algorithms or to develop and market competitive speech co-processors, or the failure of significant markets to develop for the Company's speech co-processors would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY. As is typical in the semiconductor and software industries, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing equipment manufacturers license such technology from AT&T. If it appears necessary or desirable, the Company may seek licenses under such patents or intellectual property rights that it is allegedly infringing. Although holders of such intellectual property rights commonly offer such licenses, no assurances can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company.
The failure to obtain a license for key intellectual property rights from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products utilizing the technology. Any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on the Company's business, financial condition and results of operations.

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint plaintiffs are seeking unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995, through November 10, 1995. The Company has filed a motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company anticipates that in the near term it may incur significant legal expenses to defend itself.

The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     On February 6, 1995, the Company commenced an action in Superior Court of Santa Clara County, California, against Rockwell International Corporation and
other parties (collectively "Rockwell").   This action is described in the
Company's Annual Report on Form 10-K for the year ended December 31, 1994. A preliminary injunction was issued by the Court in March 1995 enjoining Rockwell from granting royalty free licenses of its speech compression product during the pendency of the action or until further order of the Court. Rockwell has appealed from the issuance of the preliminary injunction. The Company filed a cross-appeal on the ground that the preliminary injunction was too narrow. Subsequently, the Company withdrew it cross-appeal. Rockwell's appeal remains pending. The action is in the discovery and motion practice stage.

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs are seeking unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. The Company has filed a motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

On April 12, 1996, Elk Industries, Inc. ("Elk") commenced an action in the United States District Court for the Southern District of Florida against the Company. The action alleges patent infringement by the Company in connection with the Company's making, selling and using an audio storage and distribution system allegedly covered under a patent held by Elk. The complaint seeks unspecified damages and injunctive relief. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.


ITEM 2.        CHANGES IN SECURITIES

     None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.        OTHER INFORMATION

     None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      10.36 Severance and Consulting Agreement between Eli Porat and the Company dated May 6, 1996.

      11.1     Statement re: Computation of Per Share Earnings

             27.1      Financial Data Schedule

     (b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By  /s/ John Goldsberry
   --------------------
John Goldsberry, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)


Date  May 13,1996
      ------------