Form 10-Q
period 1996-06-30
DSP GROUP INC /DE/
filed 1996-08-14
CIK 915778

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended  JUNE 30, 1996

                                          or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



                For the transition period from ________ to ___________


                            Commission File Number 0-23006
                                                   -------




                                   DSP GROUP, INC.
                                   ---------------
                (Exact name of registrant as specified in its charter)

         Delaware                                94-2683643
         --------                                ----------
(State or other jurisdiction of        (I.R.S. employer identification number)
 incorporation or organization)


             3120 Scott Boulevard, Santa Clara, California         95054
             -----------------------------------------------------------
             (Address of Principal Executive Offices)          (Zip Code)

        Registrant's telephone number, including area code:     (408) 986-4300
                                                                --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              ---

As of July 31, 1996, there were 9,515,000 shares of Common Stock ($.001 par value per share) outstanding.

                                        INDEX

                                   DSP GROUP, INC.


                                                                PAGE NO.
                                                                --------

PART I.   FINANCIAL INFORMATION
- --------------------------------



Item 1.  Financial Statements (Unaudited)


    Condensed consolidated balance sheets--June 30, 1996
      and December 31, 1995 .......................................  3

    Condensed consolidated statements of income--Three and six months ended June 30, 1996 and 1995 .........................  4


    Condensed consolidated statements of cash flows--Three and six months ended June 30, 1996 and 1995 .........................  5

    Notes to condensed consolidated financial statements--
      June 30, 1996 ...............................................  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ................................ 11




PART II.   OTHER INFORMATION
- -----------------------------

Item 1.  Legal Proceedings ........................................ 18
Item 2.  Changes in Securities .................................... 18
Item 3.  Defaults upon Senior Securities .......................... 18
Item 4.  Submission of Matters to a Vote of Security Holders ...... 19
Item 5.  Other Information ........................................ 20
Item 6.  Exhibits and Reports on Form 8-K ......................... 20



SIGNATURES ........................................................ 21

PART 1.  FINANCIAL INFORMATION
- ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
                                            DSP GROUP, INC.
                                  CONDENSED CONSOLIDATED BALANCESHEETS
                                (In thousands, except per share amounts)

                                           June 30,           December 31,
                                             1996                1995

                                           --------          ------------
              ASSETS                      (Unaudited)           (Note)
CURRENT ASSETS
     Cash and cash equivalents             $13,888              $14,679
     Marketable securities                  18,406               19,149
     Accounts receivable, net                6,574                8,129
     Inventories                             8,103                3,000
     Deferred income taxes                     784                  784
     Prepaid expenses and other              1,089                  876
                                           --------             ---------
         Total current assets               48,844               46,617

PROPERTY AND EQUIPMENT                       7,020                6,688
Accumulated depreciation and amortization   (3,295)              (2,591)
                                           --------             ---------
                                             3,725                4,097

EQUITY INVESTMENT, net                       2,150                2,244
OTHER ASSETS, net                              544                  507
DEFERRED TAXES                               1,389                1,389
                                           --------             ---------
     TOTAL ASSETS                          $56,652              $54,854
                                           --------             ---------
                                           --------             ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts and notes payable            $ 3,666              $ 2,437
     Other current liabilities               3,925                4,876
                                           --------             ---------
      Total current liabilities              7,591                7,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock,  par value $0.001 per share:
     Authorized- 5,000 shares; None issued
     and outstanding                            --                   --
  Common Stock, par value $0.001 per share:
     Authorized - 20,000 shares;  Issued and
     outstanding- 9,515 shares at June 30 and
     9,439 shares at December 31                 9                    9
  Additional paid-in capital                66,653               66,287
  Stockholders' notes receivable              (122)                (434)
  Accumulated deficit                      (17,479)             (18,321)
                                           --------             ---------
                                            49,061               47,541
                                           --------             ---------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                   $56,652              $54,854
                                           --------             ---------
                                           --------             ---------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                                   DSP GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (In thousands, except per share amounts)


                                            Three Months Ended            Six Months Ended
                                                 June 30,                      June 30,
                                            ------------------            ----------------
                                            1996          1995            1996        1995
                                            ----          ----            ----        ----

Revenues:
  Product sales                           $10,078        $ 9,878        $17,733        $19,412
  Royalties, licensing and other            2,943          2,584          6,485          4,934
                                           -------        -------        -------        -------
    Total revenues                         13,021         12,462         24,218         24,346

Cost of revenues:
  Cost of product sales                     7,933          5,495         13,133         10,953
  Cost of royalties, licensing and other      148            245            378            483
                                           -------        -------        -------        -------
    Total cost of revenues                  8,081          5,740         13,511         11,436
                                           -------        -------        -------        -------
    Gross profit                            4,940          6,722         10,707         12,910

Operating expenses:
  Research and development                  2,238          2,013          4,782          3,948
  Sales and marketing                       1,007          1,331          2,375          2,594
  General and administrative                1,682          1,442          3,245          3,296
  Unusual items                                 -            913              -            913
                                           -------        -------        -------        -------
    Total operating expenses                4,927          5,699         10,402         10,751
                                           -------        -------        -------        -------
    Operating income                           13          1,023            305          2,159

Other income (expense):
  Interest and other income                   384            373            842            689
  Other expenses                              (96)          (108)          (208)          (204)
Gain on sale of stock in affiliate              -          1,227              -          1,893
                                           -------        -------        -------        -------
    Income before income taxes                301          2,515            939          4,537

Provision for income taxes                     33             77             97            386
                                           -------        -------        -------        -------
    Net income                             $  268         $2,438          $ 842         $4,151
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
Net income per share                         $.03           $.25           $.09           $.43
                                           -------        -------        -------        -------
                                           -------        -------        -------        -------
Number of shares used in
  per share computation                     9,568          9,658          9,550          9,607
                                           -------        -------        -------        -------




See notes to condensed consolidated financial statements.

                                   DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (In thousands)



                                                         Six Months Ended June 30,
                                                           1996           1995
                                                          --------     ----------
CASH USED IN OPERATING ACTIVITIES                        $(1,768)     $    (739)

INVESTING ACTIVITIES:
  Purchase of available-for-sale marketable securities     8,744        (19,440)
  Sale of available-for-sale marketable securities        (8,001)        12,632
  Purchases of equipment                                    (332)        (1,276)
  Sale of stock in affiliated company                          -          1,893
  Capitalized software development costs                    (113)          (218)
                                                          --------     ----------
                                                             298         (6,409)
                                                          --------     ----------

FINANCING ACTIVITIES:
  Line of credit borrowings                                    -             17
  Repayment of stockholders' notes receivable                313             50
  Sale of common stock for cash upon
     exercise of options and warrants                        366          1,523
                                                          --------     ----------
                                                             679          1,590
                                                          --------     ----------
DECREASE IN CASH AND CASH EQUIVALENTS                      $(791)       $(5,558)
                                                          --------     ----------
                                                          --------     ----------



See notes to condensed consolidated financial statements.

                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1996
                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                 June 30,            December 31,
                                   1996                  1995
                             ---------------       ---------------
         Raw materials          $     -             $      2
         Work-in-process            153                   28
         Finished goods           7,950                2,970
                                 -------             --------
                                 $8,103               $3,000
                                 -------             --------
                                 -------             --------

NOTE C - NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of Common Stock and dilutive common equivalent shares from stock and warrants (using the treasury stock method). Dual presentation of primary and fully diluted net income per share is not shown on the face of the income statment because the differences are not significant.

                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                 June 30,     December 31,
                                  1996            1995
                                ---------    -------------
Obligations of states and
  political subdivisions        $13,106        $14,753
Tax free auction rate preferred
  and municipal mutual fund       5,300          4,400
Other                             1,833            636
                                 -------        -------
                                $20,239        $19,789
                                 -------        -------
                                 -------        -------
Amounts included in
  marketable securities         $18,406        $19,149
Amounts included in
  cash and cash equivalents       1,833            640
                                 -------        -------
                                $20,239        $19,789
                                 -------        -------
                                 -------        -------

At June 30, 1996, the cost of securities approximated their fair market value and the amount of unrealized gain was not significant. Gross realized gains or losses for the three months ended June 30, 1996 and 1995 were not significant. The amortized cost of available-for-sale debt and marketable equity securities at June 30, 1996, by contractual maturities, are shown below (in thousands):

                                                       Cost
                                                     -------
Due in one year or less                              $16,813
Due after one year to eighteen months                  3,426
                                                     -------
                                                     $20,239
                                                     -------
                                                     -------

                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of tax loss carryforwards and tax exempt interest income.

NOTE F - SIGNIFICANT CUSTOMERS

Revenues from three customers accounted for 18%, 15% and 10% of revenues for the three months ended June 30, 1996, respectively, and 14%, 11% and 6% of revenues for six months ended June 30, 1996, respectively. Sales to one distributor accounted for 26% and 20% of revenues for the three and six months ended June 30, 1995, respectively. The loss of one or more major distributors could have an adverse effect on the Company's business, financial condition and results of operations.

NOTE G - OTHER INVESTMENT

The Company sold its remaining 131,000 shares of the common stock of DSP Communications, Inc. ("DSPC"), the successor of a former subsidiary, DSP Telecommunications Ltd., in April 1995 upon the exercise of underwriters' overallotment options. As the Company's basis in the investment had no book value, the sale resulted in a pre tax gain of approximately $1.2 million. The Company had sold 73,000 shares in DSPC's March 1995 initial public offering, resulting in a pre tax gain of approximately $666,000 in the first quarter of 1995. DSPC is a Delaware corporation primarily engaged in the development and marketing of integrated circuits based on digital signal processing ("DSP") technology for the wireless communications market. In addition, the Company recorded $47,000 and $145,000 of revenues in the three and six months ended June 30, 1996, respectively, for engineering services performed for DSPC and $290,000 and $435,000 in the three and six months ended June 30, 1995, respectively, for such engineering services.

                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE H - SALE OF NOGATECH AND UNUSUAL ITEMS

During the second quarter of 1995, the Company decided to divest its 89% equity interest in its Nogatech, Inc. ("Nogatech") subsidiary. The Company incurred a $500,000 charge for the write-down of Nogatech's intangible assets in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Pursuant to a Stock Purchase Agreement, the Company on August 11, 1995 sold its equity interest in Nogatech to two purchasers for $1.5 million in cash. Nogatech's revenues for the three and six months ended June 30, 1995 were $174,000 and $357,000, respectively, and Nogatech's operating loss for the three and six months ended June 30, 1995, exclusive of the $500,000 write-down, were $270,000 and $715,000, respectively.

The Company also incurred $413,000 of severance expenses in the second quarter of 1995 as a result of the resignation of the former Chairman of the Board.

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

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996 and the Court has scheduled a hearing on August 14, 1996 to hear the Company's motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE J - BORROWINGS

In June 1996, the Company's domestic bank extended its line of credit for three months and renewed a $290,000 standby letter of credit used as a security deposit for the sublease of the building the Company rents as its main headquarters. In June 1996, the Company obtained a revolving line of credit with a new domestic bank that provides for borrowings of up to $2.0 million, including secured letters of credit. The line of credit expires in June 1997. The line of credit is unsecured, and the Company is subject to certain financial covenants.

NOTE K - SUBSEQUENT EVENT

In July 1996, the Company invested $2 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"). Aptel is an emerging company in its product development stage. Aptel has expertise in spread spectrum direct sequence modulation technology, which is applicable to the development of products for two way paging systems and telemetry applications. Aptel, founded in 1993, is located in Netanya, Israel and has sixteen employees.

The Company has a two year option to purchase additional stock at the same valuation from Aptel to enable the Company to achieve a 51% ownership interest in Aptel, and an additional option to acquire the remaining outstanding stock of Aptel from its other shareholders payable at the seller's option in either cash or stock of the Company. The Company anticipates that in connection with the initial acquisition it will incur in the third quarter an acquisition charge for acquired in-process research and development of approximately $1.2 million.
Igal Kohavi, Chairman of the Company, is Chairman of Dovrat Shrem & Associates Direct Investment Funds which held, together with other associated parties under its leadership, an approximate 70% equity interest in Aptel prior to the Company's investment, and is a director of Aptel.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL REVENUES. Total revenues increased 4% to $13.0 million in the second quarter of 1996 from $12.5 million in the second quarter of 1995 due primarily to increased licensing of the Company's DSP cores design products. In the first half of 1996, total revenues decreased to $24.2 million from $24.3 million in
the comparable period of 1995.   This decrease was due primarily to decreased
sales in the first quarter of 1996 of the Company's TAD speech processors resulting from a softness in the TAD market following weak economic conditions during the 1995 Christmas period. This decrease in product sales was substantially offset by the increased licensing of the DSP cores design products in the first half of 1996.

Export sales, primarily consisting of TAD speech processors shipped to manufacturers in Europe and Asia as well as license fees on DSP cores design products, represented 93% and 91% of total revenues for the Company in the three and six months ended June 30, 1996, respectively, and 73% and 69% of total revenues in the three and six months ended June 30, 1995, respectively. All export sales are denominated in U.S. dollars.

Revenues, including licensee fees, from Samsung, DSP Solutions (a distributor), and Siemens, accounted for 18%, 15% and 10% of total revenues in the three months ended June 30, 1996, respectively, and 14%, 11% and 6% of total revenues in the six months ended June 30, 1996, respectively. A distributor, Tomen Electronics, accounted for 26% and 20% of total revenues in the three and six months ended June 30, 1995.

GROSS PROFIT. Gross profit as a percentage of total revenues declined to 38% in the second quarter of 1996 from 54% in the second quarter of 1995, and declined to 44% in the first half of 1996 from 53% in the first half of 1995. The decreases were due primarily to decreases in product gross margins. The decrease in product gross margins were partially offset by the increases in licensing revenues, which have a higher gross margin than product sales. Product gross profit as a percentage of product sales decreased to 21% in the second quarter of 1996 compared to 44% in the second quarter of 1995, and decreased to 26% in the first half of 1996 from 44% in the first half of 1995. The decreases were due primarily to a $540,000 adjustment in the second quarter of 1996 for excess and slow moving inventory, and decreases in sales prices of the Company's TAD products due to downward competitive market pricing pressures.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.2 million in the second quarter of 1996 from $2.0 million in the second quarter of 1995. In the first half of 1996, research and development expenses increased to $4.8 from $3.9 million in the same period in 1995. The increases were primarily due to the cost of materials associated with the Company's development of new speech processors for TAD products and personal computer telephony applications, and increased facilities expenses. As a result, research and development expenses as a percentage of total revenues increased to 17% and 20% in the three and six months ended June 30, 1996, respectively, from 16% in both the three and six months ended June 30, 1995.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $1.0 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995. In the first half of 1996, sales and marketing decreased to $2.4 million from $2.6 million in the comparable period of 1995. These decreases were due to reductions in sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues decreased to 8% and 10% in the three and six months ended June 30, 1996, respectively, compared to 11% in both the three and six months ended June 30, 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.7 million in the second quarter of 1996 from $1.4 million in the second quarter of 1995 primarily due to severance expenses associated with the former CEO and another officer. General and administrative was approximately $3.2 million in both the first half of 1996 and 1995. As a result, general and administrative expenses as a percentage of total revenues remained at 13% in both the three and six months ended June 30, 1996, compared to 12% and 14% in the three and six months ended June 30, 1995, respectively.

UNUSUAL ITEMS. In the second quarter of 1995, the Company decided to sell its equity interest in its Nogatech subsidiary. Accordingly, the Company incurred a charge of $500,000 to write down Nogatech to its estimated net realizable value less disposal costs. In addition, in April 1995, the former Chairman of the Board resigned to pursue personal business interests and the Company incurred $413,000 of severance expense as a result of this resignation.

OTHER INCOME (EXPENSE). Interest and other income was $842,000 in the six months ended June 30, 1996, compared to $689,000 in the six months ended June 30, 1995. The increase was due primarily to higher levels of investments.

GAIN ON SALE OF STOCK IN AFFILIATE. The Company sold its remaining equity interest in DSP Communications ("DSPC") in the second quarter of 1995 upon the exercise of the underwriters' overallotment option. DSPC is the successor of a
former subsidiary of the Company, DSP Telecommunications Ltd.   The equity
interest, which had no book value, was sold for $1.2 million of cash. In addition, in March 1995, DSPC completed its initial public offering and the Company sold a portion of its equity interest in DSPC, which had no book value, for $666,000 in cash.

PROVISION FOR INCOME TAXES. In 1996 and 1995 the Company benefited for federal and state tax purposes from the utilization of its net operating loss carryforwards and tax exempt interest income, as well as the recognition of certain other deferred tax assets in 1995.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended June 30, 1996, net cash used in operations was $1.8 million, primarily due to a $5.1 million increase in inventories resulting from a weak market for TAD products. This increase was offset by (i) $842,000 of net income, (ii) $932,000 of depreciation and amortization, (iii) a $1.6 million decrease in accounts receivable, and (iv) a $1.2 million increase in accounts payable.

INVESTING ACTIVITIES. The Company purchased $8.7 million and sold $8.0 million of investments classified as marketable securities in the first six months of 1996. Capital equipment additions in the first six months of 1996 totaled $332,000, primarily for computer hardware and software used in engineering development, engineering test equipment, and furniture and fixtures. In the first six months of 1996, the Company capitalized $113,000 of software development costs.

In July 1996, the Company invested $2 million in cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"). Aptel is an emerging company in its product development stage. Aptel has expertise in spread spectrum direct sequence modulation technology, which is applicable to the development of products for two way paging systems and telemetry applications. Aptel, founded in 1993, is located in Netanya, Israel and has sixteen employees. The Company has a two year option to purchase additional stock from Aptel at the same valuation to enable the Company to achieve a 51% ownership interest in Aptel, and an additional option to acquire the remaining outstanding stock of Aptel from its other shareholders payable at the seller's option in either cash or stock of the Company. The Company anticipates that in connection with the initial acquisition it will incur in the third quarter an acquisition charge for acquired in-process research and development of approximately $1.2 million.
Igal Kohavi, Chairman of the Company, is Chairman of Dovrat Shrem & Associates Direct Investment Funds which holds, together with other associated parties under its leadership, an approximate 70% equity interest in Aptel prior to the Company's investment, and is a director of Aptel.

FINANCING ACTIVITIES. During the first six months of 1996, the Company received $366,000 upon the exercise of employee stock options, and $313,000 upon the repayment of stockholders' notes receivable.

At June 30, 1996, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $13.9 million, marketable securities of $18.4 million and amounts available under a domestic bank line of credit of $1.7 million. The Company's working capital at June 30, 1996 was $41.3 million.

The Company believes that its current cash and its available line of credit will be sufficient to meet its cash requirements through at least the next twelve months. The Company occasionally investigates means to acquire greater control over wafer production, whether by joint venture, prepayments, equity investments in or loans to wafer suppliers. There can be no assurance that the Company will consummate any such transactions. As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions.

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

The Company's quarterly operating results may also vary significantly as demand for TADs varies during the year due to seasonal customer buying patterns, and as a result of other factors such as the timing of new product introductions by the Company or its customers, licensees or competitors; market acceptance of new products and technologies; the mix of products sold; fluctuations in the level of sales by OEMs and other vendors of products incorporating the Company's products; the ability to generate new products; and changes in general economic conditions. Sales of TAD products comprise a substantial portion of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.

DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a significant decline in the gross margin of its TAD speech processors due to competitive market pricing pressures, delays in its ongoing cost reduction efforts, and an adjustment in the second quarter of 1996 for excess and slow moving inventory. There is no guarantee that these cost reduction efforts will improve margins. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than the Company. Any inability of the Company to respond to increased price competition for its TAD speech processors and its other products through the continuing and frequent introduction of new products or reductions of manufacturing costs would have a material adverse effect on the Company's business, financial condition and results of operations.

ACQUISITION STRATEGY. The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary businesses, products and technologies. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihiood that any acquisition will be completed. In July 1996, the Company entered into an agreement regarding the acquisition of approximately 40% of the equity of Aptel, a developer of spread spectrum direct modulation technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Investing Activities." The process of integrating acquired businesses may be prolonged due to unforeseen difficulties and may require a disproportionate amount of resources and management's attention. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

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

RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers.
Disruptions, shortages or termination of certain of these sources of supply could occur. For example, the Company's customers for TAD speech processors have experienced in the past difficulties obtaining sufficient timely supplies of audio-grade random access memories ("ARAMs"), which are included in current digital TADs. Such supply disruptions, shortages or termination could have an adverse effect on the Company's business and results of operations, due to the customers' possible delay or discontinuance of orders for the Company's products until such components are available.

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

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995, through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996 and the Court has scheduled a hearing on August 14, 1996 to hear the Company's motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company anticipates that in the near term it may incur significant legal expenses to defend itself.

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

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996 and the Court has scheduled a hearing on August 14, 1996 to hear the Company's motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on May 29, 1996. The following matters were voted upon at the annual meeting:

    1. Election of two Class I Directors to serve for a three year term until the annual meeting of stockholders to be held in 1999. The results of the voting were as follows:

    a.   Donald E. Yost

    Number of shares voted FOR              7,192,379
    Number of shares WITHHELD                 404,037

    b.   Millard Phelps

    Number of shares voted FOR              7,194,887
    Number of shares WITHHELD                 401,529

    2. Amendment to the Company's 1991 Employee and Consultant Stock Plan (the "1991 Plan") to increase the total number of shares issuable under the 1991 Plan from 2,000,000 to 2,800,000. The results of the voting were as follows:

    Number of shares voted FOR              3,117,411
    Number of shares voted AGAINST            987,922
    Number of shares voted ABSTAINING          54,577
    Number of broker non-votes              3,436,506

    3. Amendment to the Company's 1993 Director Stock Option Plan (the "Director Plan") to increase the total number of shares issuable under the Director Plan from 100,000 to 175,000. The results of the voting were as follows:


    Number of shares voted FOR              3,699,501
    Number of shares voted AGAINST            735,766
    Number of shares voted ABSTAINING          56,660
    Number of broker non-votes              3,104,489


    4. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal 1996. The results of the voting were as follows:

    Number of shares voted FOR              7,463,047
    Number of shares voted AGAINST             97,274
    Number of shares voted ABSTAINING          36,095
    Number of broker non-votes                      -

ITEM 5.  OTHER INFORMATION


    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    10.1 Severance Agreement between the Company and Karin Pitcock dated June 8, 1996

    10.2 Share Purchase and Shareholders Agreement, dated July 4, 1996, by and among Aptel Ltd., the shareholders named therein, and DSP Semiconductors Ltd.

    10.3  Employment Agreement, dated April 22, 1996, between DSP
          Semiconductors Ltd. and Eli Ayalon

    11.1 Statement re: Computation of Per Share Earnings

    27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By /s/ John P. Goldsberry
   ------------------------------------
John P. Goldsberry III, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)


Date  August 14, 1996
      ---------------

                                 EXHIBIT INDEX


    10.1 Severance Agreement between the Company and Karin Pitcock dated June 8, 1996

    10.2 Share Purchase and Shareholders Agreement, dated July 4, 1996, by and among Aptel Ltd., the shareholders named therein, and DSP Semiconductors Ltd.

    10.3  Employment Agreement, dated April 22, 1996, between DSP
          Semiconductors Ltd. and Eli Ayalon

    11.1 Statement re: Computation of Per Share Earnings

    27.1 Financial Data Schedule