Form 10-Q/A
period 1996-06-30
DSP GROUP INC /DE/
filed 1996-10-31
CIK 915778

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q/A

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

                                    EXPLANATORY NOTE



     This Amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Form 10-Q") is being filed for the following purposes: (i) to amend the Company's request for confidential treatment of certain portions of certain exhibits to Exhibit 10.2 to the Form 10-Q and
(ii) to file certain exhibits to Exhibit 10.2 to the Form 10-Q, which required translation prior to filing.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By /s/ Avi Basher
   ------------------------------------
Avi Basher, Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)


Date  October 30, 1996
      ----------------

                                 EXHIBIT INDEX



    10.1 Severance Agreement between the Company and Karin Pitcock dated June 8, 1996


    10.2 Share Purchase and Shareholders Agreement, dated July 4, 1996, by and among Aptel Ltd., the shareholders named therein, and DSP Semiconductors Ltd. (portions of the exhibits to this document have been omitted and have been filed separately with a request for confidential treatment)


    10.3 Employment Agreement, dated April 22, 1996, between DSP
         Semiconductors Ltd. and Eli Ayalon


    11.1 Statement re: Computation of Per Share Earnings

    27.1 Financial Data Schedule