Form 10-Q
period 1996-09-30
DSP GROUP INC /DE/
filed 1996-11-14
CIK 915778

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

           (Mark One)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended  SEPTEMBER 30, 1996

                                      or

            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ___________

                        Commission File Number 0-23006
                                               -------


                                DSP GROUP, INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                             94-2683643
     (State or other jurisdiction of              (I.R.S. employer
      incorporation or organization)           identification number)


          3120 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA         95054
       (Address of Principal Executive Offices)              (Zip Code)

    Registrant's telephone number, including area code:     (408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

As of October 31, 1996, there were 9,540,000 shares of Common Stock ($.001 par value per share) outstanding.

                                     INDEX

                                DSP GROUP, INC.


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--September 30, 1996
          and December 31, 1995..............................................  3

         Condensed consolidated statements of income--Three and nine months ended September 30, 1996 and 1995...........................  4

         Condensed consolidated statements of cash flows--Nine
          months ended September 30, 1996 and 1995..........................   5

         Notes to condensed consolidated financial statements--
          September 30, 1996................................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  11



PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings..................................................  19
Item 2.  Changes in Securities..............................................  19
Item 3.  Defaults upon Senior Securities....................................  19
Item 4.  Submission of Matters to a Vote of Security Holders................  20
Item 5.  Other Information..................................................  20
Item 6.  Exhibits and Reports on Form 8-K...................................  20


SIGNATURES..................................................................  21

EXHIBIT INDEX...............................................................  22

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      DSP GROUP, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except per share amounts)

                                                         September 30,    December 31,
                                                             1996            1995
                                                         ------------     ------------
     ASSETS                                               (Unaudited)        (Note)
 CURRENT ASSETS
  Cash and cash equivalents                                   $24,152          $14,679
  Marketable securities                                         9,361          19,149
  Accounts receivable, net                                      5,051           8,129
  Inventories                                                   5,389           3,000
  Deferred income taxes                                           784             784
  Prepaid expenses and other                                      836             876
                                                          -----------     -----------
        Total current assets                                   45,573          46,617

PROPERTY AND EQUIPMENT                                          7,389          6,688
Accumulated depreciation and amortization                      (3,637)        (2,591)
                                                          ------------    -----------
                                                                3,752          4,097

EQUITY INVESTMENT, net                                          2,586          2,244
OTHER ASSETS, net                                                 505            507
DEFERRED TAXES                                                  1,389          1,389
                                                          -----------     ----------
  TOTAL ASSETS                                                $53,805        $54,854
                                                          -----------     -----------
                                                          -----------     -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $1,127         $2,437
  Other current liabilities                                     3,752          4,876
                                                          -----------      ---------
         Total current liabilities                              4,879          7,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $0.001 per share:
    Authorized- 5,000 shares; None issued
    and outstanding                                                --             --
  Common Stock, par value $0.001 per share:
    Authorized - 20,000 shares;
    Issued and
    outstanding- 9,540 shares at September 30 and
    9,439 shares at December 31                                     9              9
  Additional paid-in capital                                   66,782         66,287
  Stockholders' notes receivable                                (122)          (434)
  Accumulated deficit                                        (17,743)       (18,321)
                                                         ------------    -----------
                                                              48,926         47,541
                                                         ------------    -----------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                     $53,805        $54,854
                                                          -----------     -----------
                                                          -----------     -----------

Note: The balance sheet at December 31, 1995 has been derived from the audited inancial statements at that date.
See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share amounts)

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                               -----------------------       -----------------------
                                                  1996          1995           1996            1995
                                               --------       --------       --------       --------
Revenues:
  Product sales                                 $11,403        $10,850        $29,136        $30,262
  Royalties, licensing and other                  2,208          2,218          8,693          7,152
                                               --------       --------       --------       --------
  Total revenues                                 13,611         13,068         37,829         37,414

Cost of revenues:
  Cost of product sales                           8,378          6,324         21,511         17,277
  Cost of royalties, licensing and other            218            137            596            620
                                               --------       --------       --------       --------
  Total cost of revenues                          8,596          6.461         22,107         17,897
                                               --------       --------       --------       --------
  Gross profit                                    5,015          6,607         15,722         19,517

Operating expenses:
  Research and development                        1,802          2,260          6,584          6,208
  Sales and marketing                               941          1,196          3,316          3,790
  General and administrative                      1,125          1,065          4,370          4,361
  Acquired in-process technology                  1,529              -          1,529              -
  Unusual items                                       -              -              -            913
                                               --------       --------       --------       --------
  Total operating expenses                        5,397          4,521         15,799         15,272
                                               --------       --------       --------       --------
  Operating income (loss)                         (382)          2,086           (77)          4,245

Other income (expense):
  Interest and other income                         331            358          1,131          1,047
  Other expenses                                  (116)          (102)          (325)          (306)
Equity in income (loss) of investees              (125)             71           (83)             71
Gain on sale of stock in affiliate                    -              -              -          1,893
                                               --------       --------       --------       --------
  Income (loss) before income taxes               (292)          2,413            646          6,950

Provision (benefit) for income taxes               (29)           (77)             68            309
                                               --------       --------       --------       --------
  Net income (loss)                             $ (263)         $2,490          $ 578         $6,641
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Net income (loss) per share                      $(.03)           $.26           $.06           $.69
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
Number of shares used in
  per share computation                           9,534          9,729          9,567          9,656
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                              Nine Months Ended September 30,
                                                                    1996            1995
                                                                  ---------      ---------
CASH PROVIDED BY OPERATING ACTIVITIES                             $   1,888      $   1,070

INVESTING ACTIVITIES:
 Purchase of available-for-sale marketable securities                (9,145)       (24,005)
 Sale of available-for-sale marketable securities                    18,933         14,105
 Purchases of equipment                                                (700)        (2,553)
 Equity investment in Aptel                                          (2,158)             -
 Sale of equipment                                                        -             62
 Sale of Nogatech, Inc.                                                   -          1,259
 Sale of stock in affiliated company                                      -          1,893
 Capitalized software development costs                                (152)          (261)
                                                                  ---------      ---------
                                                                      6,778         (9,500)
                                                                  ---------      ---------
FINANCING ACTIVITIES:
 Line of credit borrowings                                                -              5
 Repayment of stockholders' notes receivable                            312            706
 Sale of common stock for cash upon
 exercise of options and warrants                                       495          1,882
                                                                  ---------      ---------
                                                                        807          2,593
                                                                  ---------      ---------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                              $   9,473      $  (5,837)
                                                                  ---------      ---------
                                                                  ---------      ---------

See notes to condensed consolidated financial statements.

                               DSP GROUP,  INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                     September 30,             December 31,
                                         1996                      1995
                                    ---------------           ---------------

     Raw materials                         $  -                       $  2
     Work-in-process                         17                         28
     Finished goods                       5,372                      2,970
                                       --------                   --------
                                         $5,389                     $3,000
                                       --------                   --------
                                       --------                   --------


NOTE C - NET INCOME  PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock and, if applicable, dilutive common equivalent shares from stock options and warrants (using the treasury stock method). Dual presentation of primary and fully diluted net income (loss) per share is not shown on the face of the income statement because the differences are not significant.

                              DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                            September 30,        December 31,
                                                1996                1995
                                            ------------         -----------

     Corporate obligations                     $23,167               $     -
     Obligations of states and
      political subdivisions                     5,695                14,753
     Tax-free auction rate preferred
       and municipal mutual fund                 3,600                 4,400
     Other                                           -                   636
                                            ----------            ----------
                                               $32,462               $19,789
                                            ----------            ----------
                                            ----------            ----------

     Amounts included in
      marketable securities                    $ 9,361               $19,149
     Amounts included in
      cash and cash equivalents                 23,101                   640
                                            ----------            ----------
                                               $32,462               $19,789
                                            ----------            ----------
                                            ----------            ----------

At September 30, 1996, the cost of securities approximated their fair market value and the amount of unrealized gain was not significant. Gross realized gains or losses for the three months and nine months ended September 30, 1996 and 1995 were not significant. The contractual maturities of debt securities are all less than one year.

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision (benefit) for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of tax loss carryforwards and tax exempt interest income.

                                DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F - SIGNIFICANT CUSTOMERS

Revenues from two distributors accounted for 25% and 11% of revenues for the three months ended September 30, 1996, respectively, and 14% and 11% of revenues for the nine months ended September 30, 1996, respectively. Sales to these distributors accounted for 27% and 3% for the three months ended September 30, 1996, respectively, and 23% and 7% of revenues for the three and nine months ended September 30, 1995, respectively. The loss of one or more major distributors could have an adverse effect on the Company's business, financial condition and results of operations.

NOTE G - OTHER INVESTMENT

The Company sold its remaining 131,000 shares of the common stock of DSP Communications, Inc. ("DSPC"), the successor of a former subsidiary, DSP Telecommunications Ltd., in April 1995 upon the exercise of underwriters' overallotment options. As the Company's basis in the investment had no book value, the sale resulted in a pre-tax gain of approximately $1.2 million. The Company had sold 73,000 shares in DSPC's March 1995 initial public offering, resulting in a pre-tax gain of approximately $666,000 in the first quarter of 1995. DSPC is a Delaware corporation primarily engaged in the development and marketing of integrated circuits based on digital signal processing ("DSP") technology for the wireless communications market. In addition, the Company recorded $8,000 of revenues in the nine months ended September 30, 1996, for engineering services performed for DSPC and $299,000 and $734,000 in the three and nine months ended September 30, 1995, respectively, for such engineering services.

                                DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H - EQUITY INVESTMENT

In July 1996, the Company invested $2 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"), which is located in Netanya, Israel. Aptel is an emerging company in its product development stage. Aptel has expertise in spread spectrum direct sequence modulation technology, which is applicable to the development of products for two-way paging systems and telemetry applications. Expenses related to the acquisition were $158,000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The total cost of the acquisition was allocated to the estimated fair value of the assets acquired, and as a result the Company incurred a one-time write-off of acquired in-process technology of $1.5 million based on an independent estimate of value.

The Company has a two-year option to purchase additional stock from Aptel at the same valuation to enable the Company to increase its ownership interest to 51% in Aptel, and an additional option to acquire the then remaining outstanding stock of Aptel from its shareholders payable at the seller's option in either cash or stock of the Company. Igal Kohavi, Chairman of the Company, is Chairman of Dovrat Shrem & Associates Direct Investment Funds which held, together with other associated parties under its leadership, an approximate 70% equity interest in Aptel prior to the Company's investment, and is a director of Aptel.

NOTE I - SALE OF NOGATECH AND UNUSUAL ITEMS

During the second quarter of 1995, the Company decided to divest its 89% equity interest in its Nogatech, Inc. ("Nogatech") subsidiary. The Company incurred a $500,000 charge for the write-down of Nogatech's intangible assets in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Pursuant to a Stock Purchase Agreement, the Company on August 11, 1995 sold its equity interest in Nogatech to two purchasers for $1.5 million in cash. Nogatech's revenues for periods from July 1, 1995, to August 11, 1995, and January 1, 1995, to August 11, 1995, were $143,000 and $500,000, respectively, and Nogatech's operating loss for these periods, exclusive of the $500,000 write-down, were $52,000 and $767,000, respectively.

The Company also incurred $413,000 of severance expenses in the second quarter of 1995 as a result of the resignation of the former Chairman of the Board.

                                DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE J - CONTINGENCIES

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

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996 and the Court on August 14, 1996 held a hearing on the Company's motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

NOTE K - BORROWINGS

In June 1996, the Company obtained a revolving line of credit with a domestic bank that provides for borrowings of up to $2.0 million, including letters of credit. The line of credit expires in June 1997. The line of credit is unsecured, and the Company is subject to certain financial covenants. In June 1996, the bank issued a $290,000 standby letter of credit used as a security deposit for the sublease of the building the Company leases as its main headquarters.

NOTE L - SUBSEQUENT EVENT

In October 1996, the Company entered into a settlement agreement with Rockwell International ("Rockwell"). Under the agreement, Rockwell licensed three versions of TrueSpeech (8.5, 6.3 and G.723) and the Company dismissed all litigation against Rockwell. The Company will realize in the fourth quarter of 1996 gross profit, net of direct expenses, of approximately $700,000 attributable to the licensing of TrueSpeech G.723 and 6.3, and other income, net of direct expenses for legal and other costs, of approximately $3.7 million attributable to the licensing of TrueSpeech 8.5.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL REVENUES. Total revenues increased to $13.6 million in the third quarter of 1996 from $13.1 million in the third quarter of 1995 due primarily to increased shipments of the Company's TAD speech processors, especially those utilizing flash memory. In the first nine months of 1996, total revenues increased to $37.8 million from $37.4 million in the comparable period of 1995. This increase was due primarily to the increased licensing of the Company's DSP core design products. Product sales for the first nine months of 1996 decreased to $29.1 million from $30.3 million in the first nine months of 1995 due primarily to lower average selling prices and decreased sales in the first quarter of 1996 of the Company's TAD speech processors resulting from a softness in the TAD market following weak economic conditions during the 1995 Christmas period.

Export sales, primarily consisting of TAD speech processors shipped to manufacturers in Europe and Asia as well as license fees on DSP core design products, represented 94% and 92% of total revenues for the Company in the three and nine months ended September 30, 1996, respectively, and 82% and 74% of total revenues in the three and nine months ended September 30, 1995, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor) and DSP Solutions (a distributor), accounted for 25% and 11% of total revenues in the three months ended September 30, 1996, respectively, and 14% and 11% of total revenues in the nine months ended September 30, 1996, respectively. Tomen Electronics and DSP Solutions (formerly RTI Industries) accounted for 27% and 3% of total revenues in the three months ended September 30, 1995, respectively, and 23% and 7% of total revenues in the nine months ended September 30, 1995, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues declined to 37% in the third quarter of 1996 from 51% in the third quarter of 1995, and declined to 42% in the first nine months of 1996 from 52% in the first nine months of 1995. The decreases were due primarily to decreases in product gross margins. The decrease in product gross margins in the nine months ended September 30, 1996, was partially offset by the increases in licensing revenues, which have a higher gross margin than product sales. Product gross profit as a percentage of product sales decreased to 27% in the third quarter of 1996 from 42% in the third quarter of 1995, and decreased to 26% in the first nine months of 1996 from 43% in the first nine months of 1995. The decreases in product margin were due primarily to decreases in sales prices of the Company's TAD products due to downward competitive market pricing pressures.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1.8 million in the third quarter of 1996 from $2.3 million in the third quarter of 1995 due primarily to a decrease in the cost of materials associated with the Company's development of new speech processors for TAD products and personal computer telephony applications and reductions in engineering personnel.
In the first nine months of 1996, research and development expenses increased to $6.6 from $6.2 million in the same period in 1995. The increase was primarily due to the increased cost of such materials incurred in the first six months of 1996, and increased facilities expenses offsetting reductions in engineering personnel. As a result, research and development expenses as a percentage of total revenues were 13% and 17% in the three and nine months ended September 30, 1996, respectively, compared to 17% in both the three and nine months ended September 30, 1995.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $941,000 in the third quarter of 1996 from $1.2 million in the third quarter of 1995. In the first nine months of 1996, sales and marketing expenses decreased to $3.3 million from $3.8 million in the comparable period of 1995. These decreases were due primarily to reductions in sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues decreased to 7% and 9% in the three and nine months ended September 30, 1996, respectively, compared to 9% and 10% in the three and nine months ended September 30, 1995, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.1 million in both the third quarter of 1996 and 1995. General and administrative expenses were $4.4 million in both the first nine months of 1996 and 1995 as reductions in legal expenses in 1996 compared to 1995 were offset by the addition of two new officers and severance expenses to former officers. General and administrative expenses as a percentage of total revenues were 8% in both the three months ended September 30, 1996, and 1995, and 12% in both the nine months ended September 30, 1996, and 1995.

ACQUIRED IN-PROCESS TECHNOLOGY. In August 1996, the Company expensed $1.5 million of in-process technology in connection with the purchase of an approximately 40% equity interest in Aptel Ltd. See Note H of Notes to Condensed Consolidated Financial Statements.

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

OTHER INCOME (EXPENSE). Interest and other income was $1.1 million in the nine months ended September 30, 1996, compared to $1.0 million in the nine months ended September 30, 1995. The amount of the investments and yield have been approximately equivalent between the periods.

EQUITY IN INCOME (LOSS) OF INVESTEES. The consolidated statement of operations includes the Company's $127,000 loss on an equity basis in Aptel's results of operations for the period from August 7, 1996, the date of closing, to September 30, 1996. This amount is net of $4,000 and $46,000 of income on an equity basis in AudioCodes for the three and nine months ended September 30, 1996, respectively.

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

PROVISION (BENEFIT) FOR INCOME TAXES. In 1996 and 1995 the Company benefited from the utilization of its net operating loss carryforwards and tax exempt interest income, as well as the recognition of certain other deferred tax assets in 1995.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended September 30, 1996, net cash provided by operations was $1.9 million, primarily composed of (i) $578,000 of net income, (ii) $1.4 million of depreciation and amortization,
(iii) a $2.4 million decrease in accounts receivable, and (iv) the $1.5 million charge for acquired research and development. These were offset by a $2.4 million increase in inventories and a $1.3 million decrease in accounts payable.

INVESTING ACTIVITIES. The Company purchased $9.1 million and sold $18.9 million of investments classified as marketable securities in the first nine months of 1996. Capital equipment additions in the first nine months of 1996 totaled $700,000, primarily for computer hardware and software used in research and development, engineering test equipment, and furniture and fixtures. In the first nine months of 1996, the Company capitalized $152,000 of software development costs.

In the third quarter of 1996, the Company invested $2 million in cash for approximately 40% of the equity interest in Aptel Ltd. ("Aptel"), and incurred $158,000 in acquisition expenses. See Note H of Notes to Condensed Consolidated Financial Statements.

FINANCING ACTIVITIES. During the first nine months of 1996, the Company received $495,000 upon the exercise of employee stock options, and $312,000 upon the repayment of stockholders' notes receivable.

At September 30, 1996, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $24.1 million, marketable securities of $9.4 million and amounts available under a domestic bank line of credit of $1.7 million. The Company's working capital at September 30, 1996 was $40.7 million.

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

                  FACTORS AFFECTING FUTURE OPERATING RESULTS.

THIS FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. NUMEROUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD- LOOKING STATEMENTS, INCLUDING THE FOLLOWING RISK FACTORS.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominately from product sales and accordingly vary significantly depending on the volume and timing of product orders. The Company's quarterly operating results also depend on the timing of the recognition of license fees and the level of per unit royalties. Through 1997, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than per unit royalties. The uncertain timing of such license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licenses are totally dependent upon the success of the original equipment manufacturer ("OEM") utilizing the Company's technology and the success of those OEM products in the marketplace. In the fourth quarter of 1995, the first shipment of products utilizing the Company's PineDSPCore-TM- technology occurred; however, royalties from such shipments as well as TrueSpeech products have not been significant to date.

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

DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a significant decline in the gross margin of its TAD speech processors due to competitive market pricing pressures, delays in its ongoing cost-reduction efforts, and an adjustment in the second quarter of 1996 for excess and slow moving inventory. There is no guarantee that these cost-reduction efforts will improve margins. The
Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than the Company. Any inability of the Company to respond to increased price competition for its TAD speech processors and its other products through the continuing and frequent introduction of new products or reductions of manufacturing costs would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ACQUISITION STRATEGY. The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. The Company is unable to predict whether or when any prospective acquisition will be completed. In July 1996, the Company entered into an agreement regarding the acquisition of approximately 40% of the equity of Aptel, a developer of spread spectrum direct modulation technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Acquired In-Process Technology." The process of integrating an acquired business such as Aptel may be prolonged due to unforeseen difficulties and may require a disproportionate amount of resources and management's attention. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

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

DEPENDENCE UPON ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH.   The
Company's prospects are partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer, personal computer and other markets. The establishment of industry standards incorporating TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors. The failure to establish industry standards based on TrueSpeech algorithms or to develop and market competitive speech co-processors, or the failure of significant markets to develop for the Company's speech co-processors would have a material adverse effect on the Company's business, financial condition and results of operations.

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period from June 6, 1995, to November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996, and on August 14, 1996, the Court held a hearing on the Company's motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

However, the Company anticipates that in the near term it may incur significant legal expenses to defend itself.


The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On October 22, 1996, the lawsuit between the Company and Rockwell International Corporation was settled and Rockwell purchased a license for three versions of the Company's TrueSpeech speech technology. The litigation had been pending since February 1995 in Superior Court of Santa Clara County, California. The Company had alleged unfair competition, violations of state law and an attempt by Rockwell to unfairly influence the DSVD Consortium, a group of companies formed to select a speech compression technology that enables modems to transmit computer data and digital voice simultaneously, in the selection of speech compression technology. A preliminary injunction was issued by the Court in March 1995 enjoining Rockwell from granting royalty-free licenses of its speech compression product during the pendency of the action or until further order of the Court. Rockwell had appealed from the issuance of the preliminary injunction and such appeal remained pending.

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995, through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996, and the Court on August 14, 1996 held a hearing on the Company's motion to dismiss the complaint. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

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

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     10.1    Severance Agreement, dated October 25, 1996, between
             John P. Goldsberry III and the Company.

     11.1    Statement re: Computation of Per Share Earnings

     27.1    Financial Data Schedule

     (b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By  /s/ Avi Basher
    -------------------------
Avi Basher, Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)


Date  November 14, 1996
      -----------------

                                 EXHIBIT INDEX

     10.1 Severance Agreement, dated October 25, 1996, between John P. Goldsberry III and the Company.

     11.1      Statement re: Computation of Per Share Earnings

     27.1      Financial Data Schedule