Form 10-K
period 1996-12-31
DSP GROUP INC /DE/
filed 1997-03-31
CIK 915778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-23006

                                DSP GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                94-2683643
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation and organization)

                  3120 SCOTT BOULEVARD, SANTA CLARA, CA 95054
          (Address of principal executive offices, including zip code)

                                 (408) 986-4300
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PER SHARE
                                (Title of class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 3, 1997, as reported on the Nasdaq National Market, was approximately $94,771,750. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 3, 1997 the Registrant had outstanding 9,560,528 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 1996 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997 are incorporated by reference into
    Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                DSP GROUP, INC.

                                                                        PAGE NO.
                                                                        --------

PART I

Item  1.  BUSINESS....................................................      3

Item  2.  PROPERTIES..................................................     18

Item  3.  LEGAL PROCEEDINGS...........................................     19

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

PART II

Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                19
          STOCKHOLDER MATTERS.........................................

Item  6.  SELECTED FINANCIAL DATA.....................................     20

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                20
          CONDITIONAL AND RESULTS OF OPERATIONS.......................

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     20

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING      20
          AND FINANCIAL DISCLOSURE....................................

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     20

Item 11.  EXECUTIVE COMPENSATION......................................     20

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND              20
          MANAGEMENT..................................................

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     20

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM     21
          8-K.........................................................

                                                                           25
          SIGNATURES..................................................

                                     PART I

ITEM 1.  BUSINESS.

    FOR A DISCUSSION OF VARIOUS RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S FUTURE OPERATIONS SEE "FACTORS AFFECTING FUTURE OPERATING RESULTS" BEGINNING ON PAGE 14 BELOW. THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 CONTAINS TRADEMARKS OF THE COMPANY.

    DSP Group develops and markets digital signal processing integrated circuits and software for use in digital speech products targeted at the consumer telephone and computer telephony markets. Digital speech technology provides several advantages over analog speech technology, including higher attainable levels of compression, greater ability to process and manipulate data, and faster development of products through use of a programmable digital signal processor ("DSP") rather than dedicated analog hardware. As a result, digital speech technology is incorporated today in the digital telephone answering device ("TAD") market and enables the implementation of many new applications in computer telephony such as voice mail messaging, digital simultaneous voice and data ("DSVD") transmission and video conferencing.

    The Company has developed digital signal processing and digital speech technologies, including proprietary algorithms, software, system designs and VLSI circuit designs that have enabled the introduction of three synergistic product families: speech and telephony digital signal processing integrated circuits, proprietary architectures for digital signal processors ("DSP core designs") and proprietary TrueSpeech-Registered Trademark- digital speech compression algorithms.

SPEECH AND TELEPHONY PROCESSORS

    The Company has developed two series of speech and telephony processors for use in the consumer telephone and computer telephony markets. Both series are based on the Company's DSP core designs, incorporate several of its digital telephony signal processing algorithms and provide TrueSpeech compression capabilities. In 1989, the Company introduced the first cost effective speech processor for use in digital TADs and today the Company is the leading independent supplier of DSPs to digital TAD suppliers. The Company's TAD speech processors are incorporated in the products of leading digital TAD suppliers such as Alcatel, AT&T, British Telecom, L.G. Electronics, Panasonic, Philips, Sagem, Samsung, Sanyo, Siemens, Sony and Uniden.

    DSP Group has also developed a series of speech co-processors for use in conjunction with microprocessors in personal computers and in many standalone applications to enhance the microprocessors' speech and telephony capabilities. The Company's speech co-processors utilize many of the same technologies used in its TAD speech processors. These speech co-processors provide a variety of real-time speech applications for personal computers, standalone videophones, portable dictation devices and Internet telephony applications, such as voice mail messaging, DSVD transmission and video conferencing.

DSP CORE DESIGNS

    DSP Group has also developed proprietary, low power DSP core designs--the PineDSPCore and OakDSPCore--which represent low cost solutions for current and emerging digital signal processing applications. The Company's DSP core designs are incorporated in its own family of speech and telephony processors and are also licensed to more than twenty entities, including LSI Logic, NEC, Samsung, Siemens, TEMIC and VLSI Technology. These licensees may use the Company's DSP core designs to develop their own DSPs for various products, including cellular telephones, modems, audio boards and cordless telephones. In the fourth quarter of 1995, the first shipment of products utilizing the Company's PineDSPCore technology occurred; however, royalties from these shipments have not been significant to date.

TRUESPEECH

    The Company has developed TrueSpeech, a family of proprietary speech compression algorithms which it incorporates in its TAD speech processors and personal computer speech co-processors and also licenses to various companies in the computer telephony and personal computer industries. The Company believes that TrueSpeech offers several advantages over other currently available speech compression technologies, including a combination of high compression ratios, high quality speech playback and cost effectiveness. The proliferation of speech applications in the computer telephony and personal computer market requires standardized digital speech compression technologies. The Company seeks to establish industry standards for its target markets based on TrueSpeech algorithms. However, the establishment of industry standards depends upon the acts of third parties, which are not within the control of the Company. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that provide complete TrueSpeech solutions and enhance the performance and functionality of products incorporating these speech co-processors. For example, in the personal computer market, Microsoft has incorporated a TrueSpeech algorithm in Windows 95. In addition, in the video conferencing market, the International Telecommunications Union ("ITU") in February 1995 established G.723, which is predominantly composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines.

PRODUCT FAMILIES, TECHNOLOGY AND CUSTOMERS

    The Company has incorporated its proprietary algorithms and technologies in three product families--speech and telephony processors, DSP core designs and TrueSpeech software--for use in the consumer telephone and computer telephony markets.

SPEECH AND TELEPHONY PROCESSORS

    The Company has developed and introduced two series of DSPs speech processors for digital TADs, telephony applications, modems, disk controllers and other communication applications, which were first introduced in 1989 for digital TADs, and personal computer speech co-processors, which were first introduced in late 1994, to maximize the benefits of TrueSpeech compression in personal computer applications. Both series are based upon the Company's cost effective, low power DSP core designs and incorporate its TrueSpeech algorithms. The Company is currently developing a third generation DSP core design for use with applications that require faster processing speeds. The following chart describes some of the Company's other speech and telephony technologies that may be incorporated in various combinations in its products.

TECHNOLOGY                            DESCRIPTION
Caller ID and Call Waiting            Identifies the telephone number being used by the calling party, when the line
  Caller ID                           is not engaged and when the receiving party is already engaged on another call

Call Progress Tone Detection          Detects standard telephony signals during the progress of the telephone call

DTMF Signaling                        Detects and generates DTMF signals ("touch tones") that comply with telephone requirements

Full Duplex Speakerphone              Allows simultaneous two-way (full-duplex), hands-free operation of the telephone and incorporates acoustical echo cancellation for suppression of room echoes and electrical echo cancellation for elimination of electrical echoes

Speech Prompts                        Provides time-date stamp capabilities and allows the user to access operating instructions

Variable Speed Playback               Permits playback of distortion-free, natural sounding speech at variable speeds
 (FlexiSpeech-Registered Trademark-)

Voice Operated Switch ("VOX")         Detects human speech and stops recording during periods of silence, thereby
  (Smart-Vox-Registered Trademark-)   conserving available memory

Voice Recognition                     Allows voice command operation of functions

    These technologies enable the Company's speech and telephony processors to provide a variety of speech capabilities for digital TAD, telephony and computer telephony products.

    TAD SPEECH PROCESSORS. DSP Group's TAD speech processors are currently incorporated in over 80 models of digital TADs from approximately 50 different companies. These models include standalone digital TADs, integrated digital TADs, facsimile machines with integrated digital TADs, standalone speaker phones with integrated digital TADs, hand-held devices and digital cordless telephones with integrated digital TADs. To date, the Company has shipped approximately 13 million speech processors to digital TAD suppliers, including approximately 5.8 million TAD speech processors in 1996. TAD speech processor product sales accounted for 73% of the Company's total revenues in 1996.

    The Company's TAD speech processors use TrueSpeech to provide high quality speech recording and playback. All of the Company's TAD speech processors are based on the Company's PineDSPCore and incorporate certain of the Company's technologies, including VOX, caller ID, DTMF signaling and call progress tone detection. Some of the Company's TAD speech processors feature additional technologies, including speech prompt capabilities, variable speed playback and full duplex speakerphone. The following table sets forth certain characteristics of the primary TAD speech processors currently offered by the Company:

                       DSP GROUP'S TAD SPEECH PROCESSORS

                                                              D6305   D6375   D6455   D6371  D6471  D6301
                                                              -----   -----   -----   -----  -----  -----
Process Geometry (microns)..................................   0.8     0.8     0.8     0.6    0.6    0.6
Minutes Record, 4 Mbit Memory...............................  15-17   15-17   25-27   15-17  25-27   15
Memory Type.................................................  ARAM    ARAM    ARAM    Flash  Flash  Flash
Advanced Features:
  Speech Prompts............................................   Yes     Yes     Yes     Yes    Yes    Yes
  Variable Speed Playback...................................   --      Yes     --      --     Yes    Yes
  Full Duplex Speakerphone..................................   --      Yes     Yes     --     Yes    --
  Caller ID and Call Waiting Caller ID......................   --      --      --      Yes    Yes    Yes
Other Required Components:(1)
  Microcontroller...........................................   Yes     Yes     Yes     Yes    Yes    Yes
  Codec.....................................................   Yes     Yes     Yes     Yes    Yes    Yes
  EPROM.....................................................   Yes     Yes     Yes     --     --     --
  Battery...................................................   Yes     Yes     Yes     --     --     --

------------------------

(1) In addition to the Company's speech processors, digital TADs require other electrical and electronic components as indicated. The approximate digital subsystem costs include the estimated total cost of the Company's TAD speech processors and the other associated electrical and electronic components required for a digital TAD.

    DSP Group's D6301 and D6471, its newest TAD speech processors, interface directly with a new flash memory chip introduced by Samsung and facilitate lower overall system costs for digital TADs. The new Samsung flash memory chip is designed for speech recording and is less expensive than other currently available flash memories. The D6301 and D6471 eliminate the need for audio-grade random access memories ("ARAMs"), which from time to time have constrained the growth of the digital TAD market due to supply shortages. By allowing substitution of a flash memory for an ARAM, the D6301 and D6471 also eliminate the need for battery circuitry to maintain the data in the ARAM during power failures and an EPROM to store pre-recorded voice prompts and time-date stamps.

    The following is a list of TAD manufacturers and resellers whose products incorporate the Company's TAD speech processors:

                        TAD MANUFACTURERS AND RESELLERS

                               TAD MANUFACTURERS                                             TAD RESELLERS
--------------------------------------------------------------------------------
                                                                                ----------------------------------------
Alcatel                                 Maxon                                   Amstrad
Ascom                                   NEC                                     Bell South
Daewoo                                  Norris                                  Bosch
D&B Electronics                         Panasonic                               British Telecom
CCT Telecom                             Philips                                 Cresta
GE/Thomson                              Sagem                                   France Telecom
Hanchang                                Samsung                                 GE
Hanwha Telecom                          Sanyo                                   German Telecom
HPF Ascom                               Sharp                                   Loewe-Binatone
Hyundai                                 Siemens                                 Northwestern Bell
I.N.T. Corp.                            Smoothline                              Peacock
Interisa                                Sony                                    Phonemate
Kinpo                                   Uniden                                  Radio Shack
L.G. Electronics                        Vtech                                   Southwestern Bell
Matra                                   Yupiteru                                Swiss Telecom
                                                                                Telyco

    PERSONAL COMPUTER SPEECH CO-PROCESSORS. The Company has developed its personal computer speech co-processors as complementary application-specific DSPs to enhance the performance and functionality of personal computer products using TrueSpeech. While the current generation of microprocessors contained in personal computers can compress and record speech in real-time, the microprocessors are not specifically designed to run digital speech processing algorithms and, therefore, require a substantial amount of the personal computer's computing power to do so. As a result, the use of speech co-processors that incorporate TrueSpeech in personal computers provides a more efficient utilization of the personal computer's computing power. After becoming familiar with new speech applications, the Company believes many personal computer users will demand real-time speech compression capability and manufacturers will begin to provide real-time speech compression by including application-specific DSPs on personal computer products such as modems, audio boards, PCMCIA cards and personal computer based videophone and video conferencing products.

    To date, the Company has announced three speech co-processors--the CT8005, CT8015 and CT8020--for use in personal computers, DSVD modems, video telephones and video conferencing equipment. These speech co-processors are based on the Company's DSP core designs, incorporate TrueSpeech and many of its other proprietary algorithms and technologies, and are fully controlled by the personal computer's host processor. All of the Company's speech co-processors contain the TrueSpeech algorithm incorporated in Windows 95. The CT8005 provides telephone and speech recording and playback functions in personal computers, while the CT8015 is designed as a low-cost solution for use in DSVD modems and in Internet telephony products. The CT8020 is designed for use in video telephones and video conferencing equipment and also implements all the specifications of the G.723 speech compression standard for video telephony. The CT8020 may also be utilized in many Internet-based telephone applications as well.

    The Company has begun shipments of the CT8005 and the CT8015, and expects to begin volume production of the CT8020 in 1997. The following table sets forth the features of the personal computer speech co-processors currently offered by the Company:

               DSP GROUP'S PERSONAL COMPUTER SPEECH CO-PROCESSORS

                                                                                    CT8005       CT8015       CT8020
                                                                                  -----------  -----------  ----------
First Sample Date...............................................................     Q2 95        Q2 95       Q1 96
DSP Core Design.................................................................  PineDSPCore  PineDSPCore  OakDSPCore
Process Geometry (microns)......................................................      0.8          0.8         0.6
TrueSpeech Algorithm Data Rate,
  Kilobits Per Second...........................................................      8.5          8.5      8.5, 6.3,
                                                                                                               5.3,
                                                                                                            4.8 & 4.1
Features:
  Voice Mail Messaging..........................................................      Yes          --          Yes
  Telephone Answering...........................................................      Yes          --          Yes
  Full Duplex Speakerphone......................................................      Yes          Yes         Yes
  Variable Speed Message Playback...............................................      Yes          --          Yes
  Full Duplex DSVD..............................................................      --           Yes         Yes
  Video Conferencing............................................................      --           --          Yes
  Internet Telephony............................................................   Yes (HDX)       Yes         Yes

    FUTURE SPEECH AND TELEPHONY PROCESSORS. The Company is developing its next generation of TAD speech processors based on 0.5 micron technology to reduce its manufacturing costs and increase its competitiveness in the price sensitive TAD business. In addition, the Company intends to continue to enhance its existing speech and telephony processors through the addition of advanced capabilities and to develop new speech and telephony processors for emerging applications. For example, the Company intends to enhance its TAD speech processors through the addition of capabilities such as superior quality full duplex speakerphone, caller ID, call waiting caller ID, integrated facsimile functions and reliable speech recognition technology that can be used to operate digital TADs with spoken commands.

    The Company believes that emerging applications for its personal computer speech co-processors may include other personal computer products such as laptop computers, personal digital assistants ("PDAs"), personal communications systems and other mobile computing devices. In addition, DSP Group believes that its digital signal processing and digital speech expertise will also be applicable to emerging digital speech applications for consumer electronics. For example, one manufacturer has introduced and is shipping a personal digital voice recorder with one hour of recording time based on a DSP Group TAD speech processor. This recorder utilizes the Company's variable speed playback algorithm and provides the capability of editing a stored speech file. The recorder also provides memory storage in a detachable module with a PCMCIA connector, allowing transfer of the recorded speech file to a computer with a PCMCIA interface for storage, playback or transmittal over a modem. The Company intends to develop additional speech co-processors for the personal digital voice recorder market, and intends to pursue the use of its technologies for other speech applications in the computer telephony, personal consumer and consumer electronics market.

DSP CORE DESIGNS

    The Company's DSP core designs--PineDSPCore and OakDSPCore--are low power, low voltage and low cost digital signal processing integrated circuit architectures with associated advanced software development tools. The Company's DSP cores and associated instruction sets are designed for general purpose applications including speech processing, speakerphone, telephony algorithms and cellular, which enables efficient processing for digital speech applications. The DSP core designs operate at both 3 volts and 5 volts and incorporate power management features for low power consumption. As digital signal processing and software migrate into high volume communication and computing products, the Company believes there will be a significant demand for low cost, low power DSP platforms. The efficient processing, flexible design and scaleable memories of the Company's DSP core designs allow the development of smaller and lower cost DSP solutions and shorten time to market for new products and product enhancements.

    The Company's DSP core designs are small, highly efficient, 16-bit, general purpose DSPs with adjacent modular RAM and ROM and general I/O blocks for flexible layout and design. Universal design rules are used in the DSP core designs to allow easy implementation across multiple semiconductor process technologies. The DSP cores, initially implemented in 1.0 micron CMOS technology, were converted into 0.8 micron CMOS technology and then were further redesigned for 0.6 micron CMOS technology to reduce cost and increase performance.

    The PineDSPCore, first introduced in 1992, was developed by the Company's VLSI designers and its software developers to efficiently process speech and telephony algorithms. During 1994, the Company announced its OakDSPCore, an enhanced version of the PineDSPCore that achieves a higher processing speed through improved architecture and is specifically suited for use in personal communication products and higher level processing applications, such as digital cellular telephones, high bit rate modems, DSVD modems and video telephone conferencing applications. The OakDSPCore offers significantly improved processing features compared to the PineDSPCore, including a higher processing speed of 40 MIPS and an advanced, more efficient instruction set. Algorithms implemented on the PineDSPCore instruction set may also be run on the OakDSPCore. The following table shows a comparison of the Company's DSP core designs:

                          DSP GROUP'S DSP CORE DESIGNS

                                                                                  PINEDSPCORE   OAKDSPCORE
                                                                                  ------------  ----------
Word Length.....................................................................     16 bit       16 bit
Process Geometry (microns)......................................................      0.8          0.6
Performance.....................................................................    25 MIPS      40 MIPS
Voltage.........................................................................  3.0 to 5.0 V     3.3V
Advanced Instruction Set........................................................       --          Yes

    The Company incorporates its DSP core designs in its speech and telephony processors and also licenses them to original equipment manufacturers ("OEMs"). The Company's licensing program, introduced in 1992, enables OEMs to incorporate the Company's DSP core designs in the OEMs products. Licensing revenues are generally recognized on shipment by the Company provided that no significant vendor or post contract support obligations remain outstanding and that collection of the resulting receivable is deemed probable. In addition, most licenses require the licensee to pay the Company ongoing per-unit royalties based on the unit shipments of the licensee's products and a monthly support fee. The timing and amount of royalties from licensing of the DSP core designs will depend on the timing of each licensee's product development and the degree of market acceptance of such licensee's product, both of which are not within the Company's control. To date, royalty revenues from the licensing of DSP core designs have not been significant. The following is a partial list of companies who have licensed the

Company' s DSP core designs and representative applications for which they have the right to use the DSP core designs:

                            DSP CORE DESIGN LICENSES

LICENSEES                                                                            REPRESENTATIVE APPLICATIONS
--------------------------------------------------------------------------------  ----------------------------------
Adaptec.........................................................................  Disk Drive
Asahi Kasei Microsystems........................................................  Cordless Telephone
Atmel...........................................................................  Communications
DSP Communications, Inc.........................................................  Digital Cellular Telephone
GEC Plessey.....................................................................  Communications
Harris Semiconductor............................................................  Video Conferencing
Hyundai.........................................................................  Communications
Integrated Circuit Systems......................................................  Multimedia Boards
Kenwood.........................................................................  Audio
NEC.............................................................................  Communications & Consumer Products
LSI Logic.......................................................................  ASIC Library
Samsung.........................................................................  Communications & Multimedia
Siemens.........................................................................  Digital Cellular Telephone
Silicon Systems.................................................................  Modem
TEMIC (Daimler-Benz)............................................................  Communications
VLSI Technology.................................................................  Communications & PCs
Xicor...........................................................................  Programmable DSP

    The Alta Group of Cadence, Mentor Graphics and Synopsys have announced the development of electronic design automation ("EDA") tools, system level design kits and software co-design and co-simulation products for systems designers that use the PineDSPCore and OakDSPCore. In addition, a number of independent software vendors, including QSound and VoCal Technologies, have announced the development of digital signal processing algorithms that operate on the PineDSPCore and OakDSPCore for a variety of communications and multimedia applications. The Company believes that these developments make its DSP core designs more attractive to potential OEM licensees.

TRUESPEECH PRODUCTS

    TrueSpeech is a high-quality, cost effective speech compression technology based on complex mathematical algorithms that are derived from the way airflow from the lungs is shaped by the throat, mouth and tongue during speech. This shaping of bursts of air is what the ear interprets as speech. TrueSpeech converts this speech into digital data and then selectively eliminates and enhances certain sound data to replicate human speech. Originally developed for consumer telephone applications, such as the Company's TAD speech processors, the Company has since enhanced TrueSpeech for use in the computer telephony and personal computer markets.

    The Company seeks to establish industry standards for digital speech compression technology based on its TrueSpeech algorithms for emerging speech applications in the consumer telephone and computer telephony markets. However, the establishment of industry standards depends upon the acts of third parties, which are not within the control of the Company. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that would serve as complementary application-specific DSPs to enhance the performance and functionality of personal computers using TrueSpeech. In the personal computer market, Microsoft has incorporated a TrueSpeech algorithm in Windows 95. In the video telephone market, the ITU in February 1995 established G.723, which is predominantly composed of a TrueSpeech algorithm, as the standard speech compression technology for video conferencing over public telephone lines. In addition to the Company's TrueSpeech algorithm, G.723 incorporates elements of algorithms developed by France Telecom and the University of Sherbrooke. The Company believes that the ITU's selection positions other TrueSpeech algorithms as strong candidates for adoption as formal industry standards for other applications. In addition, although the ITU committee has approved the G.723 standard for analog telephone line, there is no assurance that the video conference market in analog line will be widely accepted, mainly due to quality and price issues. Furthermore, in March 1997, the International Multimedia Teleconferencing Consortium ("IMTC"), a nonprofit industry group, recommended the use of G.723 as the default audio coder for all voice transmissions over the Internet or for Internet Protocol ("IP") applications for H.323 conferencing products. The IMTC will forward its recommendation to its membership for approval in May 1997.

    The Company believes that the principal advantages of TrueSpeech compared with other currently available digital speech compression technologies are as follows:

        HIGH COMPRESSION RATIO. The three versions of TrueSpeech currently offered for license by DSP Group compress digital speech at ratios ranging from 15:1 to 26:1. These compression ratios are between seven and twelve times greater than the compression provided by Pulse Code Modulation ("PCM") used in current generation telephone speech transmissions and four to six times greater than compression using Adaptive Differential PCM ("ADPCM") currently used in personal computer audio cards. As a result, a standard 1.4 megabyte floppy diskette can hold approximately 37 minutes of speech using the most advanced version of TrueSpeech commercially available, compared to approximately three minutes using PCM and six minutes using ADPCM. Competitors have introduced other advanced speech compression algorithms that offer compression ratios comparable to the most advanced TrueSpeech algorithms, including competing algorithms that were submitted by several companies to the ITU standards committee evaluating speech compression algorithms for video telephones. The ITU testing showed that TrueSpeech provides superior quality playback and requires lower computational complexity than these competing algorithms.

        HIGH QUALITY SPEECH. Another advantage of TrueSpeech is that it reproduces high quality speech playback with minimum distortion by selectively eliminating nonessential and background sound data without significant loss of speech quality. TrueSpeech has received high scores for speech quality from a number of independent evaluators. For example, TrueSpeech scored the highest on the ITU's intricately structured test used to numerically rate the quality of the five competing speech compression algorithms submitted for adoption as the G.723 standard for video telephones.

        COST EFFECTIVENESS. TrueSpeech's ability to achieve high speech compression with lower computational complexity provides it with a competitive cost advantage. As an example, competing speech compression algorithms evaluated by the ITU use 20% to 50% more computing power for the same compression and transmission rates, and more RAM and ROM for storage and operation. Consequently, competing speech compression algorithms require larger, more expensive DSPs and result in higher cost solutions.

    The Company incorporates its TrueSpeech technology in its speech and telephony processors and also licenses TrueSpeech to computer telephony and personal computer companies for inclusion in their products. The Company's TrueSpeech licensees include Atmel, Cirrus Logic, Creative Labs, Dialogic, IBM, Integrated Circuit Systems, Intel, LSI Logic, Lucent, Microsoft, Multi-Tech, Netspeak, Philips, Phylon, Prodigy, Siemens, Sierra Semiconductor, Silicon Systems, Smith Micro, Texas Instruments ("TI"), Unisys, US Robotics, VDOnet and VLSI Technology. In addition, the Company has ported its TrueSpeech algorithms to certain DSP platforms offered by Analog Devices, Lucent, Motorola and TI, four leading merchant vendors of programmable DSPs. To date, the Company's royalties from TrueSpeech licenses have not been significant.

SALES, MARKETING AND DISTRIBUTION

    The Company markets and distributes its products through a direct sales and marketing organization, consisting of 16 employees, as well as through a network of distributors and independent manufacturers' representatives. A marketing and sales team located in the Company's headquarters in Santa Clara, California pursues business with the Company's customers in North America. In Japan, the Company operates from a marketing and support office in Tokyo, and through Tomen Electronics, a local distributor. In the rest of Asia, the Company operates through RTI, a distributor in Hong Kong, and through manufacturers' representatives in Hong Kong, Malaysia, Singapore, South Korea and Thailand. To handle sales and distribution in Europe, the Company operates a marketing and support office located in France and has manufacturers' representatives located in Denmark, Germany, Spain and the United Kingdom. The Company's distributors are not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of one or more representatives or the failure of such parties to renew agreements with the Company upon expiration could have an adverse effect on the Company's business, financial condition and results of operations.

    In 1996, sales to Tomen Electronics and Samsung comprised 17% and 11% of total revenues, respectively. In 1995, sales to Tomen Electronics comprised 25% of total revenues. In 1994, sales to Tomen Electronics, RTI Industries and TI accounted for 22%, 16% and 10% of total revenues.

    Export sales accounted for 91%, 81% and 80% of total revenue in 1996, 1995 and 1994, respectively. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of the Company's products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions, and the burden of complying with a variety of foreign laws. All of the Company's export sales are denominated in United States dollars. See Note 4 of Notes to Consolidated Financial Statements appearing on pages 41 and 42 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, for a summary of the Company's operations within various geographic areas.

MANUFACTURING AND DESIGN METHODOLOGY

    Since the Company's products are based on its proprietary DSP core designs, which are not dependent upon a particular foundry's library cells, these products can be manufactured at a number of independent foundries. All of the Company's manufacturing occurs at independent foundries. The Company contracts fabrication services for speech and telephony processors from Taiwan Semiconductor Manufacturing Company ("TSMC"), Tower Semiconductor ("Tower") and Samsung Semiconductor, Inc. ("Samsung"), to provide such service. Under non-exclusive agreements, these independent foundries normally provide the Company with finished, packaged and tested speech processors at variable prices depending on the volume of units purchased. The Company customarily pays for fully-tested products meeting predetermined specifications. To ensure the integrity of quality assurance procedures, the Company develops detailed test procedures and specifications for each product and requires each foundry to use such procedures and specifications before shipping finished products.

    TI produces and distributes an early generation of the Company's TAD speech processors, based on a TI DSP platform, to certain European OEM customers, for which TI pays a royalty to the Company. TI's production of these TAD speech processors has declined from 27% of the Company's total production of TAD speech processors in 1994 to 6% for 1995, and to 0.3% in 1996. The decline is due primarily to these customers converting to newer generations of TAD speech processors, including those sold directly by the Company.

    The Company plans to continue to use independent foundries to manufacture digital speech processors and other products for the consumer telephone and computer telephony markets. To obtain an adequate supply of wafers, however, the Company plans to consider various transactions, including the use of contracts that commit the Company to purchase specified quantities of wafers, equity investments in or loans to independent foundries in exchange for guaranteed production, and the formation of joint ventures to own foundries. Any such investment or transaction would require substantial capital investments, which may require the Company to seek additional equity or debt financing. The Company's reliance on independent foundries involves a number of risks such as the foundries achievement of acceptable manufacturing yields and allocation of capacity to the Company.

    In addition to the Company's speech processors, digital TADs include various other components such as ARAMs, codecs and flash memories that are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could have a material adverse effect on sales of the Company's speech processors for digital TADs and other computer telephony products, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The markets in which the Company operates are extremely competitive and the Company expects that competition will increase. In each of the Company's business activities it faces current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop or market any such products.

    The principal competitive factors in the digital TAD speech processor market include price, speech quality, compression ratio, value-added features such as variable speed message playback and speakerphone, customer support and the timing of product introductions by the Company and its competitors. The Company believes that it is competitive with respect to each of these factors. Currently, the key competitive challenge for digital TADs is the relative lower cost of analog tape-based machines. The Company believes that the continuing decline in prices of digital speech processors and silicon memory devices will close the cost gap between the analog and digital solution. The Company's principal competitors in the TAD speech processor market include AT&T, Lucent Microelectronics, Macronix, National Semiconductor, TI, Toshiba and Zilog.

    The principal competitive factors in the DSP core designs market for high volume, low cost applications include such features as small size, low power, flexible I/O blocks and associated development tools. The Company's DSP core designs compete with companies such as Analog Devices, Clarkspur Designs, TCSI and Tensleep, which license DSP platforms, and Analog Devices, AT&T, Motorola and TI, which sell their own complete DSP solutions.

    Several digital speech compression technologies exist and are currently being developed that may be promoted by competitors as industry standards for the computer telephony and personal computer markets. The Company's TrueSpeech algorithms compete with ADPCM, and the speech compression technologies used in GSM and VSELP, each of which is available in the public domain. There are many versions of these algorithms that have been developed by different parties, including AT&T (which has been actively involved in the development of GSM) and Motorola (which developed the original VSELP). Although TrueSpeech has achieved a degree of acceptance in the computer telephony and personal computer markets, ADPCM and the speech compression technologies for GSM and VSELP are widely used in the development and implementation of new products in the telephony industry. In addition, other advanced speech compression algorithms have been introduced by competitors which offer compression ratios comparable to the TrueSpeech algorithms, including a competing algorithm sponsored by the University of Sherbrooke that the ITU standards committee has adopted as the speech compression standard for DSVD modems. Large companies, such as AT&T, Creative Labs, Motorola and Rockwell, have speech processing technologies that can be applied to speech compression for use in the markets for which the Company's products are targeted.

    Price competition in the markets in which the Company currently competes and proposes to compete is intense and may increase, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced and expects to continue to experience increased competitive pricing pressures for its TAD speech processors. The Company earned higher gross margins in the fourth quarter of 1996 due primarily to lower product cost. There can be no assurance that the Company will be able to further reduce product costs or be able to compete successfully as to price or any other of the key competitive factors.

RESEARCH AND DEVELOPMENT

    The Company believes that continued timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house and at December 31, 1996 had a staff of 51 research and development personnel, 43 of which are located in Israel. The Company also employs independent contractors to assist with certain product development and testing activities. During the years 1996, 1995 and 1994, the Company spent approximately $8.5 million, $8.4 million and $4.4 million, respectively, on research and development activities.

RELATIONSHIPS WITH AFFILIATED COMPANIES

    The Company has a $2.0 million equity investment in, and has entered into technology arrangements with, AudioCodes Ltd. ("AudioCodes"), an Israeli corporation primarily engaged in DSP-related contract engineering in connection with speech and speech algorithm technologies. The Company owns 35% of the capital stock of AudioCodes, a company formed in April 1993 by two former employees of DSP Group. Pursuant to an agreement between the Company and AudioCodes, the Company and AudioCodes have joint ownership of any speech compression technology developed by AudioCodes. The Company has established this relationship to complement its in-house product development efforts.

    In July 1996, the Company invested $2.0 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"), an emerging company in its product development stage located in Israel. Aptel has expertise in spread spectrum direct sequence modulation technology, which is applicable to the development of products for two-way paging systems and telemetry applications. Expenses related to the acquisition were $158,000. The total cost of the acquisition was allocated to the estimated fair value of the assets acquired. As a result, the Company incurred a one-time write-off of acquired in-process technology of $1.5 million based on an independent estimate of value. As of December 31, 1996, the Company's equity in Aptel had a book value of $0.4 million. The Company has a two-year option to purchase additional stock from Aptel at the same valuation to enable the Company to increase its ownership interest in Aptel to 51%, and an additional option to acquire the then remaining outstanding stock of Aptel from its current shareholders payable at the seller's option in either cash or stock of the Company.

LICENSES, PATENTS AND TRADEMARKS

    The Company has been granted six United States patents and has five patents pending in the United States. The Company actively pursues foreign patent protection in other countries of interest to the Company. The policy of the Company is to apply for patents or for other appropriate statutory protection when it develops valuable new or improved technology. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that any patent application filed by the Company will result in patents being issued, or that its patents, and any patents that may be issued in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed or designed around by others. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

    The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

    The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. While the Company has not been involved in any material patent or other intellectual property rights litigation to date, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that the Company will not need to assert claims against third parties to protect its proprietary technology. For example, AT&T has asserted that G.723, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing equipment manufacturers license this technology from AT&T. In the event of litigation to determine the validity of any third party claims or to protect its proprietary technology, such litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms.

    The Company has been issued registered trademarks for the use of the PineDSPCore, OakDSPCore and TrueSpeech trademarks.

    While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the industry, its technical expertise and ability to innovate on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property. The Company believes that, because of the rapid pace of technological change in the consumer telephone, computer telephony and personal computer industries, patents and trade secret protection are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements. Although the Company continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful.

BACKLOG

    At December 31, 1996, the Company's backlog was approximately $15.1 million compared with approximately $14.7 million at December 31, 1995. The Company includes in its backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and fees specified in executed licensing contracts. The Company's business in TAD speech processors is characterized by short-term order and shipment schedules. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

EMPLOYEES

    As of December 31, 1996, the Company had 91 employees, including 51 in research and development, 16 in marketing and sales, and 24 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with digital signal processing experience. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

    THIS FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. NUMEROUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS, INCLUDING THE FOLLOWING RISK FACTORS.

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominately from product sales and accordingly vary significantly depending on the volume and timing of product orders. The Company's quarterly operating results also depend on the timing of recognition of license fees and the level of per unit royalties. Through 1997, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licenses are totally dependent upon the success of its OEM licensees in introducing products utilizing the Company's technology and the success of those OEM products in the marketplace. Royalties from the Company's DSP core designs and TrueSpeech have not been significant to date.

    The Company's quarterly operating results may also fluctuate significantly as demand for TADs varies during the year due to seasonal customer buying patterns, and as a result of other factors such as the timing of new product introductions by the Company or its customers, licensees or competitors; market acceptance of new products and technologies; the mix of products sold; fluctuations in the level of sales by OEMs and other vendors of products incorporating the Company's products; and changes in general economic conditions.

    DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a decrease in the average selling prices of its TAD speech processors, but has to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. The Company experienced a significant decline in the gross margin on TADs in the second and third quarters of 1996 due to competitive market pricing pressures and delays in ongoing cost reduction efforts. Although significant cost reductions were achieved in the fourth quarter of 1996, there is no guarantee that such on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices. The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than the Company. Any inability of the Company to respond to increased price competition for its TAD speech processors or its other products through the continuing and frequent introduction of new products or reductions of manufacturing costs, or any significant delays by the Company in developing, manufacturing or shipping new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations. Sales of TAD products comprise a substantial portion of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON INDEPENDENT FOUNDRIES. All of the Company's integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company's increasing business, the Company is and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields and quality levels, and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs in a timely manner. To meet its increased wafer requirements, the Company has added additional independent foundries to manufacture its TAD speech processors. Revenues could be materially and adversely affected should any of these foundries fail to meet the Company's request for products due to a shortage of production capacity, process difficulties or low yield rates.

    RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at December 31, 1996, 59 of the Company's 91 employees were located in Israel, including 84% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, approximately half of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1995 and 1996 was 8.1% and 10.6%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facility. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

    RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers. Disruptions, shortages or termination of certain of these sources of supply could occur. For example, the Company's customers for TAD speech processors have in the past experienced difficulties obtaining sufficient timely supplies of ARAMs which are included in certain digital TADs. These shortages are due to the increasing demand for ARAMs for TAD products, and fluctuations in ARAM production as ARAMs are a by-product in the fabrication of dynamic random access memories ("DRAMs") with ARAM yields varying inversely with the DRAM yield. Although such shortages were alleviated during most of 1996, there is no guarantee that such favorable circumstances will continue. In addition, there is a trend in the industry toward the production of 16 Mbit DRAMs, rather than 4 Mbit DRAMs, which may increase the cost of TAD systems because such systems mainly use 4 Mbit ARAMs. Supply disruptions, shortages or termination could have an adverse effect on the Company's business and results of operations due to its customers delay or discontinuance of orders for the Company's products until such components are available.

    DEPENDENCE UPON ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH. The Company's prospects are partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and personal computer markets. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors. In February 1995, the ITU established G.723, which is predominately composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines. However, the ITU failed to select TrueSpeech as the speech compression technology for DSVD applications and discussed adopting a proposed audio standard based on an existing standard (G.729) sponsored by the University of Sherbrooke. The Company intends to license the compression standard selected by the ITU for inclusion in the Company's DSVD co-processors. The failure to establish industry standards based on TrueSpeech algorithms or to develop and market competitive speech co-processors would have a material adverse effect on the Company's business, financial condition and results of operations.

    INTELLECTUAL PROPERTY. As is typical in the semiconductor and software industries, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has recently asserted that G.723, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing equipment manufacturers license such technology from AT&T. If it appears necessary or desirable, the Company may seek licenses under such patents or intellectual property rights that it is allegedly infringing. Although holders of such intellectual property rights commonly offer such licenses, no assurances can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license for key intellectual property rights from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products utilizing the technology. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial position or results of operations.

    ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court is permitting plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and is also permitting plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts reports. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company anticipates that in the near term it may incur significant legal expense to defend itself.

    POSSIBLE VOLATILITY OF STOCK PRICE. The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

ITEM 2.  PROPERTIES.

    The Company's operations in the United States are located in an approximately 14,300 square foot leased facility in Santa Clara, California. This facility houses the Company's marketing and support, North American sales, operations, manufacturing coordination and administrative personnel. This facility is leased through December 1999. The Company's subsidiary, DSP Semiconductors (Israel), Ltd. leases a facility in Givat Shmuel, Israel with approximately 22,000 square feet under a lease ending in May 2000.

ITEM 3.  LEGAL PROCEEDINGS.

    In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court is permitting plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and is also permitting plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts reports. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

    On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against the Company. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by the Company in connection with the Company's termination of the Sales Representative Agreement between BEKA and the Company. The complaint seeks an unspecified amount of damages. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

    On October 22, 1996, a lawsuit between the Company and Rockwell International Corporation was settled and Rockwell purchased a license for three versions of the Company's TrueSpeech speech technology. The litigation had been pending since February 1995 in Superior Court of Santa Clara County, California. The Company had alleged unfair competition, violations of state law and an attempt by Rockwell to unfairly influence the DSVD Consortium, a group of companies formed to select a speech compression technology that enables modems to transmit computer data and digital voice simultaneously, in the selection of speech compression technology. A preliminary injunction was issued by the Court in March 1995 enjoining Rockwell from granting royalty-free licenses of its speech compression product during the pendency of the action or until further order of the Court. Rockwell had appealed from the issuance of the preliminary injunction and such appeal had remained pending.

    In February 1997, a lawsuit between the Company and Elk Industries, Inc. ("Elk") was settled. The litigation had been pending since April 1996 in the United States District Court for the Southern District of Florida. Elk had alleged patent infringement by the Company in connection with the Company's making, selling and using an audio storage and distribution system allegedly covered under a patent held by Elk.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The section labeled "Price Range of Common Stock" appearing on page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The section labeled "Selected Consolidated Financial Data" appearing on page 17 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 19 through 25 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and related notes and independent auditors report appearing on pages 26 through 47 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference.

    The section labeled "Quarterly Data" appearing on page 17 of the Registrant's Annual Report to Stockholders for the years ended December 31, 1995 and 1996 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The section labeled "Directors, Executive Officers and Key Personnel" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 20, 1997 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The section labeled "Executive Compensation and Other Information" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 20, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The section labeled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 20, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section labeled "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 20, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

    1.  Index to Financial Statements.

    The following financial statements and related notes and auditor's report are included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and are incorporated herein by reference pursuant to
Item 8.

                                                               PAGE IN 1996
                                                               ANNUAL REPORT
DESCRIPTION                                                   TO STOCKHOLDERS
------------------------------------------------------------  ---------------
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................       28-29

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994..........................        27

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1996, 1995 and 1994......       30-31

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................       32-33

Notes to Consolidated Financial Statements..................       34-47

Report of Ernst & Young LLP, Independent Auditors...........        26

    2.  Index to Financial Statement Schedules.

    The following financial statement schedules and related auditor's report are filed as part of this Annual Report on Form 10-K:

                                                               PAGE IN THIS
                                                               ANNUAL REPORT
DESCRIPTION                                                    ON FORM 10-K
------------------------------------------------------------  ---------------
Schedule II: Valuation and Qualifying Accounts..............   (included at
                                                                 page 29)

Consent of Ernst & Young LLP, Independent Auditors..........    Exhibit 23
                                                               (included at
                                                                 page 28)

    All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3.  List of Exhibits:

EXHIBIT
NUMBER                          DESCRIPTION
------  ------------------------------------------------------------
  3.1   Amended and Restated Certificate of Incorporation (filed as
         Exhibit 3.1B to the Registrant's Registration Statement on
         Form S-1, file no. 33-73482, as declared effective on
         February 11, 1994 and incorporated herein by reference).

  3.2   Bylaws (filed as Exhibit 3.2B to the Registrant's
         Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

  3.3   Amended Bylaws (filed as Exhibit 3.2.c to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended March
         31, 1995, and incorporated herein by reference).

EXHIBIT
NUMBER                          DESCRIPTION
------  ------------------------------------------------------------
 10.1   1991 Employee and Consultant Stock Plan and forms of option agreements thereunder (filed as Exhibit 10.2 to the
         Registrant's Registration Statement on Form S-1, file no.
         33-73482, as declared effective on February 11, 1994 and
         incorporated herein by reference).

 10.2 Israeli Stock Option Plan and form of option agreement thereunder (filed as Exhibit 10.3 to the Registrant's
         Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

 10.3 1993 Directors Stock Option Plan (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

 10.4 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, file no.
         33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

 10.5 Registration Rights Agreement, dated August 30, 1993, by and among the Registrant and certain shareholders of the Registrant (filed as Exhibit 10.9 to the Registrant's
         Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

 10.6   Technology Assignment and License Agreement, dated January
         7, 1994, by and between the Registrant and DSP
         Telecommunications, Ltd. (filed as Exhibit 10.24 to the
         Registrant's Registration Statement on Form S-1, file no.
         33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

 10.7 ACL Technology License Agreement, dated June 24, 1994, by and between the Registrant and AudioCodes, Ltd. (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

 10.8 Investment Agreement, dated June 16, 1994, by and between the Registrant and AudioCodes Ltd. (see Exhibit 10.30 for
         Appendix B to Investment Agreement) (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

 10.9 Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, file no.
         33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.10 Technology Retransfer Agreement, dated as of June 29, 1995, by and among the Registrant, Nogatech, Inc. and Nogatech
         Ltd. (filed as Exhibit 10.1 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.11 Stock Purchase Agreement, dated as of June 30, 1995, by and among the Registrant, Kenwood Corporation, Tomen
         Electronics Corp. and Nogatech, Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.12 Promissory Note, dated August 11, 1995, made in favor of the Registrant by Nogatech, Inc. (filed as Exhibit 10.3 to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.13 Davidi Gilo Severance Agreement, dated April 7, 1995 (filed as Exhibit 10.4 to the Registrant's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1995, and incorpo-rated herein by reference).

EXHIBIT
NUMBER                          DESCRIPTION
------  ------------------------------------------------------------
10.14   Amendment No. 1 to the Stock Option Agreement, effective
         April 7, 1995, by and between the Registrant and Davidi
         Gilo (filed as Exhibit 10.5 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1995,
         and incorporated herein by reference).

10.15 Promissory Note, dated July 3, 1995, made in favor of the Registrant by Davidi Gilo (filed as Exhibit 10.6 to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.16   Employment Termination and Consulting Agreement and Mutual
         Release, dated October 1, 1995, by and between Registrant and F. Judson Mitchell (filed as Exhibit 10.34 to the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995, and incorporated herein by reference).

10.17   Employment Agreement, dated November 1, 1995, by and between
         Registrant and Igal Kohavi (filed as Exhibit 10.35 to the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995, and incorporated herein by reference).

10.18 Severance and Consulting Agreement, dated as of May 6, 1996, by and between the Registrant and Eli Porat (filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1996, and incorporated herein by reference).

10.19   Severance Agreement, dated June 8, 1996, by and between the
         Registrant and Karin Pitcock (filed as Exhibit 10.1 to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

10.20   Share Purchase and Shareholders Agreement, dated July 4,
         1996, by and among Aptel Ltd., the shareholders named therein, and DSP Semiconductors Ltd. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

10.21 Employment Agreement, dated April 22, 1996, by and between the Registrant and Eli Ayalon (filed as Exhibit 10.3 to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

10.22   Severance and Consulting Agreement, dated as of October 25,
         1996, by and between the Registrant and John Goldsberry
         (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

10.23   Employment Severance and Consulting Agreement, dated as of
         December 2, 1996, by and between the Registrant and Mike
         Hoberg.

10.24 Assignment and Assumption Agreement, dated October 9, 1996, by and between the Registrant and Dialogic Corporation, relating to the Registrant's facility located at 3120 Scott
         Boulevard in Santa Clara, California.

10.25   Sublease, dated October 18, 1996, as amended on December 4,
         1996, by and between Dialogic Corporation and the Registrant, relating to the Registrant's facility located at 3120 Scott Boulevard in Santa Clara, California.

10.26 Employment Agreement, dated February 24, 1997, by and between the Registrant and Avi Basher.

10.27   Employment Agreement, dated June 1, 1996, by and between the
         Registrant and Moshe Shahaf.

10.28 Rescission Agreement, dated as of August 15, 1996, by and between the Registrant and Igal Kohavi.

EXHIBIT
NUMBER                          DESCRIPTION
------  ------------------------------------------------------------
10.29   Service Agreement, dated as of August 15, 1996, by and
         between DSP Semiconductors, Ltd. and Niko Consulting and
         Management (1995) Ltd.

  11    Statements regarding computation of per share earnings
         (included at page 26).

  13    Portions of the Annual Report to Stockholders for the year ended December 31, 1996.

  21    Subsidiaries of the Registrant (included at page 27).

  23    Consent of Ernst & Young LLP, Independent Auditors (included at page 28).

  27    Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated October 22, 1996, relating to the settlement of the Rockwell litigation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DSP GROUP, INC.

                                By:              /s/ ELIYAHU AYALON
                                     -----------------------------------------
                                                   Eliyahu Ayalon
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                Date: March 31, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                           TITLE                     DATE
------------------------------  ------------------------------  ----------------

       /s/ IGAL KOHAVI
------------------------------  Chairman of the Board            March 31, 1997
         Igal Kohavi

                                President, Chief Executive
      /s/ ELIYAHU AYALON          Officer and Director
------------------------------    (Principal Executive           March 31, 1997
        Eliyahu Ayalon            Officer)

                                Vice President of Finance,
                                  Chief Financial Officer and
        /s/ AVI BASHER            Secretary (Principal
------------------------------    Financial Officer and          March 31, 1997
          Avi Basher              Principal Accounting
                                  Officer)

 /s/ NATHANIEL DE ROTHSCHILD
------------------------------  Director                         March 31, 1997
   Nathaniel de Rothschild

     /s/ SAMUEL L. KAPLAN
------------------------------  Director                         March 31, 1997
       Samuel L. Kaplan

      /s/ MILLARD PHELPS
------------------------------  Director                         March 31, 1997
        Millard Phelps

       /s/ YAIR SHAMIR
------------------------------  Director                         March 31, 1997
         Yair Shamir

                                                                      EXHIBIT 11

                                DSP GROUP, INC.
                STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER
                                                                       31,
                                                              ----------------------
                                                               1996    1995    1994
                                                              ------  ------  ------
Net Income..................................................  $5,979  $7,211  $4,032
                                                              ------  ------  ------
                                                              ------  ------  ------

PRIMARY:

Computation of weighted average common and common equivalent shares outstanding:

  Weighted average common shares outstanding................   9,510   9,352   8,111

  Common equivalent shares attributable to Convertible
    Preferred Stock.........................................    --      --       394

  Common equivalent shares from stock options and
    warrants................................................      71     306     630
                                                              ------  ------  ------
Shares used in per share computation........................   9,581   9,658   9,135
                                                              ------  ------  ------
                                                              ------  ------  ------
Net income per share........................................  $ 0.62  $ 0.75  $ 0.44
                                                              ------  ------  ------
                                                              ------  ------  ------

FULLY DILUTED:

Computation of weighted average common and common equivalent shares outstanding:

  Weighted average common shares outstanding................   9,510   9,352   8,111

  Common equivalent shares attributable to Convertible
    Preferred Stock.........................................    --      --       394

  Common equivalent shares from stock options and
    warrants................................................      71     312     700
                                                              ------  ------  ------
Shares used in per share computation........................   9,581   9,664   9,205
                                                              ------  ------  ------
                                                              ------  ------  ------
Net income per share........................................  $ 0.62  $ 0.75  $ 0.44
                                                              ------  ------  ------
                                                              ------  ------  ------

                                                                      EXHIBIT 21

                              LIST OF SUBSIDIARIES

NAME OF SUBSIDIARY         JURISDICTION OF INCORPORATION
-------------------------  -----------------------------
1. Nihon DSP K.K.                      Japan

2. DSP Semiconductors
Ltd.                                  Israel

3. DSP Group Europe SARL              France

                                                                      EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of DSP Group, Inc. of our report dated January 26, 1997 (except for Stockholders' Litigation under Note 5, as to which the date is March 7, 1997), included in the 1996 Annual Report to Stockholders of DSP Group, Inc.

    Our audits also included the consolidated financial statement schedule of DSP Group, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-83456 and 33-87390) pertaining to the 1991 Employee and Consultant Stock Plan, the 1991 DSP Group, Inc. Israeli Stock Option Plan, the 1993 Director Stock Option Plan, and the 1993 Employee Stock Purchase Plan of our report dated January 26, 1997 (except for Stockholders' Litigation under Note 5, as to which the date is March 7, 1997), with respect to the consolidated financial statements and schedules incorporated herein by reference or included in this Annual Report (Form 10-K) for the year ended December 31, 1996.

                                          /s/ Ernst & Young LLP

San Jose, California
March 27, 1997

                                                                     SCHEDULE II

                                DSP GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               BALANCE AT    CHARGED TO
                                                              BEGINNING OF   COSTS AND                 BALANCE AT
DESCRIPTION                                                      PERIOD       EXPENSES    DEDUCTION   END OF PERIOD
------------------------------------------------------------  ------------   ----------   ---------   -------------
Year ended December 31, 1994:
  Allowance for doubtful accounts...........................      $ 50          $100        $--           $150
  Sales returns reserve.....................................        50           204        --             254

Year ended December 31, 1995:
  Allowance for doubtful accounts...........................       150            15           3           162
  Sales returns reserve.....................................       254           296         269           281

Year ended December 31, 1996:
  Allowance for doubtful accounts...........................       162            60         151            71
  Sales returns reserve.....................................       281           245         149           377