Form 10-Q
period 1997-03-31
DSP GROUP INC /DE/
filed 1997-05-13
CIK 915778

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended  MARCH 31, 1997

                                          or

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ___________

                            Commission File Number 0-23006


                                   DSP GROUP, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                                94-2683643
              --------                                ----------
    (State or other jurisdiction of    (I.R.S. employer identification number)
    incorporation or organization)

             3120 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA         95054
            ---------------------------------------------------------------
           (Address of Principal Executive Offices)              (Zip Code)

        Registrant's telephone number, including area code:     (408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 30, 1997 there were 9,562,528 shares of Common Stock ($.001 par value per share) outstanding.

                                        INDEX

                                   DSP GROUP, INC.

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets--March 31, 1997
         and December 31, 1996 ...........................................   3
    Condensed consolidated statements of income--Three months
         ended March 31, 1997 and 1996 ...................................   4

    Condensed consolidated statements of cash flows--Three
         months ended March 31, 1997 and 1996 ............................   5

    Notes to condensed consolidated financial statements--
         March 31, 1997...................................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................   10


PART II.   OTHER INFORMATION
----------------------------

Item 1.      Legal Proceedings  .........................................   17
Item 2.      Changes in Securities ......................................   18
Item 3.      Defaults upon Senior Securities.............................   18
Item 4.      Submission of Matters to a Vote of Security Holders ........   18
Item 5.      Other Information ..........................................   18
Item 6.      Exhibits and Reports on Form 8-K ...........................   18


SIGNATURES...............................................................   19

EXHIBIT INDEX............................................................   20

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                                 DSP GROUP, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)

                                            March 31,        December 31,
                                               1997               1996
                                            ---------        ------------
    ASSETS                                  (Unaudited)         (Note)
CURRENT ASSETS
    Cash and cash equivalents               $17,224             $12,172
    Marketable securities                    27,487              30,762
    Accounts receivable, net                  6,879               4,861
    Inventories                               2,634               2,957
    Deferred income taxes                       500                 500
    Prepaid expenses and other                1,628               1,357
                                           ---------           ---------
    Total current assets                     56,352              52,609

Property and equipment                        7,454               7,324
Accumulated depreciation and amortization    (4,110)             (4,033)
                                           ---------           ---------
                                              3,344               3,291

Investments in unconsolidated subsidiaries,
    net                                       2,211               2,415
Other assets, net                               308                 388
Deferred income taxes                           504                 504

                                           ---------           ---------
    TOTAL ASSETS                            $62,719             $59,207
                                           ---------           ---------
                                           ---------           ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                         $2,490              $1,428
    Other current liabilities                 3,642               3,330
                                           ---------           ---------
              Total current liabilities       6,132               4,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock                              --                  --
    Common Stock                                 10                  10
    Additional paid-in capital               66,903              66,781
    Accumulated deficit                     (10,326)            (12,342)
                                           ---------           ---------
                                             56,587              54,449
                                           ---------           ---------
    TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY               $62,719             $59,207
                                           ---------           ---------
                                           ---------           ---------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                                   DSP GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (In thousands, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                               ----------------------
                                                  1997       1996
                                               ---------    ---------

Revenues:
    Product sales                               $11,898     $ 7,655
    Licensing, royalties and other                2,280       3,542
                                               ---------    ---------
    Total revenues                               14,178      11,197

Cost of revenues:
    Cost of product sales                         7,530       5,200
    Cost of licensing, royalties and other          343         230
                                               ---------    ---------
    Total cost of revenues                        7,873       5,430
                                               ---------    ---------
    Gross profit                                  6,305       5,767

Operating expenses:
    Research and development                      1,941       2,544
    Sales and marketing                           1,256       1,368
    General and administrative                    1,079       1,563
                                               ---------    ---------
    Total operating expenses                      4,276       5,475
                                               ---------    ---------
    Operating income                              2,029         292

Other income (expense):
    Interest and other income                       610         422
    Other expenses                                  (63)        (43)
    Equity in income (loss) of
    unconsolidated subsidiaries, net               (204)        (33)
                                               ---------    ---------
    Income before income taxes                    2,372         638

Provision for income taxes                          356          64
                                               ---------    ---------
    Net income                                   $2,016       $ 574
                                               ---------    ---------
                                               ---------    ---------

Net income per share                             $ 0.21        $.06
                                               ---------    ---------
                                               ---------    ---------

Number of shares used in
      per share computation                       9,686       9,535
                                               ---------    ---------
                                               ---------    ---------

See notes to condensed consolidated financial statements.

                                   DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (In thousands)


                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            1997       1996
                                                         ---------    ---------

CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                  $ 2,081     $  ( 751)

INVESTING ACTIVITIES:
    Purchase of available-for-sale marketable securities (12,766) (3,925) Sale and maturity of available-for-sale
       marketable securities                               16,041        4,405
    Purchases of equipment                                   (543)        (159)
    Sale of equipment                                         118          --
    Capitalized software development costs                     --          (73)
                                                         ---------    ---------
                                                            2,850          248
                                                         ---------    ---------
FINANCING ACTIVITIES:
    Repayment of stockholders' notes receivable                --          313
    Sale of common stock for cash upon
       exercise of options and warrants                       121          161
                                                         ---------    ---------
                                                              121          474
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      $5,052     $    (29)
                                                         ---------    ---------
                                                         ---------    ---------


See notes to condensed consolidated financial statements.

                                   DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1997
                                     (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                  March 31,            December 31,
                                    1997                  1996
                                ---------------     ----------------
    Work-in-process                 $   76               $  217
    Finished goods                   2,558                2,740
                                   ---------            ----------
                                    $2,634               $2,957
                                   ---------            ----------
                                   ---------            ----------

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

                              DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculations of primary earnings per share and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.


NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                        March 31,     December 31,
                                         1997             1996
                                       -----------     ----------
    Corporate obligations                $22,147         $19,301
    Obligations of states and
       political subdivisions             16,718          16,891
    Municipal auction rate preferred
       stock                                  --           2,200
                                       -----------     ----------
                                         $38,865         $38,392
                                       -----------     ----------
                                       -----------     ----------
    Amounts included in
       marketable securities             $27,487         $30,762
    Amounts included in cash
       and cash equivalents               11,378           7,630
                                       -----------     ----------
                                         $38,865         $38,392
                                       -----------     ----------
                                       -----------     ----------


At March 31, 1997 and at December 31,1996, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended March 31, 1997 and 1996, were not significant. The amortized cost of available-for-sale debt securities at March 31, 1997, by contractual maturities, are shown below (in thousands):

                                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                         Amortized cost
                                        ----------------
Due in one year or less                     $31,875
Due after one year to eighteen months         6,990
                                           ----------
                                            $38,865
                                           ----------
                                           ----------

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of tax loss carryforwards, tax exempt income in Israel and tax exempt interest income.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 21% of total revenues for the three months ended March 31, 1997. License fees from one customer accounted for 14% of total revenues for the three months ended March 31, 1996. The loss of one or more major distributors could have an adverse effect on the Company's business, financial condition and results of operations.

NOTE G - EQUITY INVESTMENT

The Company has investments in two companies which are accounted for under the equity method.

AudioCodes, Ltd.: The Company owns 35% of the capital stock of AudioCodes, Ltd. AudioCodes, Ltd., an Israeli corporation, is primarily engaged in DSP-related contract engineering in connection with speech and algorithm technologies.

Aptel Ltd.: The Company made an initial investment in Aptel Ltd. ("Aptel") during the third quarter of 1996 and currently owns 40% of Aptel. Aptel, which is located in Netanya, Israel, is an emerging company in its product development stage. Aptel has expertise in spread spectrum direct sequence modulation technology, which is applicable to the development of products for two-way paging systems and telemetry applications. The condensed consolidated statements of income for the quarter ended March 31, 1997, include a $183,000 equity loss of the Company's proportionate share of Aptel's net loss in the same period.

                                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H - CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties. The Company is unable to foresee the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
The estimate of the potential impact on the Company's financial position or overall results of operations or cash flows for the above matter could change in the future.

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court is permitting plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and is also permitting plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.
The estimate of the potential impact on the Company's financial position or overall results of operations or cash flows for the above matter could change in the future.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL REVENUES. Total revenues increased to $14.2 million in the first quarter of 1997 from $11.2 million in the first quarter of 1996 due primarily to increased quantities of the Company's TAD speech processors, especially those utilizing flash memory.

Export sales, primarily consisting of TAD speech processors shipped to manufacturers in Europe and Asia as well as license fees on DSP cores design products, represented 88% and 89% of total revenues for the Company in the first quarter of 1997 and 1996, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor), accounted for 21% of total revenues in the first quarter of 1997. NEC (a core licensor), accounted for 14% of total revenues in the first quarter of 1996.

GROSS PROFIT. Gross profit as a percentage of total revenues declined to 44% in the first quarter of 1997 from 52% in the first quarter of 1996. The decrease in gross margins is primarily due to the decrease in licensing revenues, which have a higher gross margin, than product sales. Product gross profit as a percentage of product sales increased to 37% in the first quarter of 1997 compared to 32% in the first quarter of 1996 due to lower costs of manufactured products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1.9 million in the first quarter of 1997 from $2.5 million in the first quarter of 1996 due primarily to a decrease in the cost of materials associated with the Company's development of new speech processors for TAD products and personal computer telephony applications, as well as reductions in engineering personnel as a result of the consolidation of research and development activities in Israel.

SALES AND MARKETING EXPENSES. Sales and marketing expenses slightly decreased to $1.3 in the first quarter of 1997 from $1.4 million in the first quarter of 1996. Sales and marketing expenses as a percentage of total revenues decreased to 9% in the first quarter of 1997, compared to 12% in the first quarter of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1.1 million in the first quarter of 1997 from $1.6 in the first quarter of 1996. General and administrative expenses as a percentage of total revenues were 8% in the first quarter of 1997 and 14% in the first quarter of 1996. The expense decline is due primarily to the relocation of certain general and administrative functions to Israel where salary and related costs are lower.

OTHER INCOME (EXPENSE) - NET. Interest and other income (expense) - net was $547,000 in the first quarter of 1997, compared to $379,000 in the first quarter of 1996. The increase was primarily the result of higher average cash equivalent and marketable securities in 1997 as compared with 1996.

EQUITY IN INCOME (LOSS) OF INVESTEES. Equity in Income (loss) of investees was a $204,000 loss for the first quarter of fiscal 1997 as compared to a $33,000 loss in the first quarter of fiscal 1996. The condensed consolidated statements of income for the first quarter of fiscal 1997 include a $183,000 equity loss for the Company's proportionate share of the results of operations of Aptel for the first quarter of 1997 and a loss of $21,000 on the Company's equity basis in AudioCodes, Ltd. The Company's initial investment in Aptel was in the third quarter of fiscal 1996, and accordingly the Company's results of operations for the first quarter of 1996 do not include any amounts pertaining to Aptel. For the first quarter of 1996, equity loss in AudioCodes, Ltd. was $33,000.

PROVISION FOR INCOME TAXES. In 1997 and 1996 the Company benefited for federal and state tax purposes from the utilization of its net operating loss carryforwards, foreign tax holiday and tax exempt interest income, as well as the recognition of certain other deferred tax assets in 1996.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended March 31, 1997, net cash provided by operations was $2.1 million, primarily due to (i) $2.0 million of net income, (ii) $367,000 of depreciation and amortization, (iii) a $323,000 decrease in inventories, (iv) and a $974,000 increase in accounts payable, income taxes payable and accrued expenses. These were offset by a $2.0 million increase in accounts receivable and a $271,000 increase in prepaid expenses and other current assets.

INVESTING ACTIVITIES. The Company purchased $12.8 million and sold or had maturities of $16.0 million of investments classified as marketable securities in the first three months of 1997. Capital equipment additions in the first three months of 1997 totaled $543,000, primarily for leasehold improvements for the Santa Clara facility.

FINANCING ACTIVITIES. During the first three months of 1997, the Company received $121,000 upon the exercise of employee stock options.

At March 31, 1997, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $17.2 million, marketable securities of $27.5 million and amounts available under a domestic bank line of credit of $2.0 million. The Company's working capital at March 31, 1997 was $50.2 million.

The Company believes that its current cash and its available line of credit will be sufficient to meet its cash requirements through at least the next twelve months. As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions. See "Factors Affecting Future Operating Results -- Acquisition Strategy."

                     FACTORS AFFECTING FUTURE OPERATING RESULTS.

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THIS INFORMATION. NUMEROUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS, INCLUDING THE FOLLOWING RISK FACTORS.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominately from product sales and accordingly vary significantly depending on the volume and timing of product orders. The Company's quarterly operating results also depend on the timing of recognition of license fees and the level of per unit royalties. Through 1997, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licenses are entirely dependent upon the success of its OEM licensees in introducing products utilizing the Company's technology and the success of those OEM products in the marketplace. Royalties from the Company's DSP core designs and TrueSpeech have not been significant to date.

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

DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a decrease in the average selling prices of its TAD speech processors, but has to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. The Company experienced a significant decline in the gross margin on TADs in the second and third quarters of 1996 due to competitive market pricing pressures and delays in ongoing cost reduction efforts. Although significant cost reductions were achieved in the fourth quarter of 1996 and first quarter of 1997, there is no guarantee that such on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices. The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than the Company.

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

RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at March 31, 1997, 63 of the Company's 92 employees were located in Israel, including 90% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, approximately half of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which Israel is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1995 and 1996 was 8.1% and 10.6%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facility. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses.

There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

ACQUISITION STRATEGY. The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. The Company is unable to predict whether or when any prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of resources and management's attention. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

RELIANCE ON OEMs TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers. Disruptions, shortages or termination of certain of these sources of supply could occur. For example, the Company's customers for TAD speech processors have in the past experienced difficulties obtaining sufficient timely supplies of ARAMs which are included in certain digital TADs. These shortages are due to the increasing demand for ARAMs for TAD products, and fluctuations in ARAM production as ARAMs are a by-product in the fabrication of dynamic random access memories ("DRAMs") with ARAM yields varying inversely with the DRAM yield. Although such shortages were alleviated during most of 1996 and the first quarter of 1997, there is no guarantee that such favorable circumstances will continue. In addition, there is a trend in the industry toward the production of 16 Mbit DRAMs, rather than 4 Mbit DRAMs, which may increase the cost of TAD systems because such systems mainly use 4 Mbit ARAMs. Supply disruptions, shortages or termination could have an adverse effect on the Company's business and results of operations due to its customers delay or discontinuance of orders for the Company's products until such components are available.

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

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court is permitting plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and is also permitting plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports.
The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company anticipates that in the near term it may incur significant legal expense to defend itself.

The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court is permitting plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and is also permitting plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

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

    None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    11.1 Statement re: Computation of Per Share Earnings

    27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By  /S/ AVI BASHER
  -------------------------------------------
Avi Basher, Vice President of Finance and Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)


Date  MAY 13, 1997
    ---------------

                                EXHIBIT INDEX


Exhibit 11.1  Statement re: Computation of Per Share Earnings
Exhibit 27.1  Financial Data Schedule