Form 10-Q
period 1997-06-30
DSP GROUP INC /DE/
filed 1997-08-12
CIK 915778

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997

                               or

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ___________

                   Commission File Number 0-23006


                          DSP GROUP, INC.
                          ---------------
        (Exact name of registrant as specified in its charter)

                    Delaware                         94-2683643
                    --------                         ----------
          (State or other jurisdiction of         (I.R.S. employer
           incorporation or organization)       identification number)

            3120 Scott Boulevard, Santa Clara, California   95054
            -----------------------------------------------------
            (Address of Principal Executive Offices)      (Zip Code)

       Registrant's telephone number, including area code: (408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

As of July 31, 1997 there were 9,682,324 shares of Common Stock ($.001 par value per share) outstanding.

                                      INDEX

                                  DSP GROUP, INC.

                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION
-----------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30, 1997
          and December 31, 1996........................................   3

         Condensed consolidated statements of income--Three and
          six months ended June 30, 1997 and 1996 .....................   4

         Condensed consolidated statements of cash flows--Six
          months ended June 30, 1997 and 1996  ........................   5

         Notes to condensed consolidated financial statements--
          June 30, 1997 ...............................................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  11


PART II. OTHER INFORMATION
---------------------------------------------

Item 1.   Legal Proceedings............................................  18
Item 2.   Changes in Securities........................................  19
Item 3.   Defaults upon Senior Securities. ............................  19
Item 4.   Submission of Matters to a Vote of Security Holders .........  19
Item 5.   Other Information............................................  19
Item 6.   Exhibits and Reports on Form 8-K.............................  20


SIGNATURES.............................................................  20

EXHIBIT INDEX..........................................................  21

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DSP GROUP, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                              June 30,    December 31,
                                                1997          1996
                                            -----------    -----------
      ASSETS                                (Unaudited)       (Note)
Current Assets
  Cash and cash equivalents                    $12,410        $12,172
  Marketable securities                         36,849         30,762
  Accounts receivable, net                       5,622          4,861
  Inventories                                    2,562          2,957
  Deferred income taxes                            500            500
  Prepaid expenses and other                     1,849          1,357
                                            -----------    -----------
      Total current assets                      59,792         52,609

Property and equipment                           7,952          7,324
Accumulated depreciation and amortization       (4,482)        (4,033)
                                            -----------   ------------
                                                 3,470          3,291
Investments in unconsolidated subsidiaries,
  net of amortization of goodwill                1,898          2,415
Other assets, net                                  150            388
Deferred income taxes                              504            504

                                            -----------   ------------
      TOTAL ASSETS                             $65,814        $59,207
                                            -----------   ------------
                                            -----------   ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                              $2,056         $1,428
  Other current liabilities                      4,236          3,330
                                            -----------   ------------
      Total current liabilities                  6,292          4,758

Commitments and Contingencies

Stockholders'  Equity
  Common Stock                                      10             10
  Additional paid-in capital                    67,613         66,781
  Accumulated deficit                           (8,101)       (12,342)
                                            -----------   ------------
                                                59,522         54,449
                                            -----------   ------------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                       $65,814        $59,207
                                            -----------   ------------
                                            -----------   ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                            DSP GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (In thousands, except per share amounts)

                                  Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                 ---------------------  -------------------
                                      1997        1996      1997       1996
                                 ---------   ---------  --------  ---------

Revenues:
  Product sales                    $12,181     $10,078   $24,079    $17,733
  Royalties, licensing and other     2,461       2,943     4,741      6,485
                                 ---------   ---------  --------  ---------
    Total revenues                  14,642      13,021    28,820     24,218

Cost of revenues:
  Cost of product sales              7,544       7,933    15,074     13,133
  Cost of licensing, royalties
   and other                           503         148       846        378
                                  --------    -------- ---------  ---------
     Total cost of revenues          8,047       8,081    15,920     13,511
                                  --------    -------- ---------  ---------
     Gross profit                    6,595       4,940    12,900     10,707

Operating expenses:
  Research and development           2,018       2,238     3,959      4,782
  Sales and marketing                1,075       1,007     2,331      2,375
  General and administrative         1,125       1,682     2,204      3,245
                                 ---------   ---------  --------  ---------
     Total operating expenses        4,218       4,927     8,494     10,402
                                 ---------   ---------  --------  ---------
     Operating income                2,377          13     4,406        305

Other income (expense):
  Interest and other income            642         377     1,253        799
  Other expenses                       (57)        (28)     (121)       (71)
  Equity in loss of
    unconsolidated subsidiaries,
    net                               (313)        (61)     (517)       (94)
                                 ---------   ---------  --------  ---------
     Income before income taxes      2,649         301     5,021        939

Provision for income taxes             424          33       780         97
                                 ---------   ---------  --------  ---------
     Net income                     $2,225       $ 268    $4,241       $842
                                 ---------   ---------  --------  ---------
                                 ---------   ---------  --------  ---------

Net income per share                $ 0.23      $ 0.03    $ 0.44     $ 0.09
                                 ---------   ---------  --------  ---------
                                 ---------   ---------  --------  ---------
Number of shares used in
  per share computation              9,745       9,568     9,715      9,550
                                 ---------   ---------  --------  ---------
                                 ---------   ---------  --------  ---------

See notes to condensed consolidated financial statements.

                                DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                Six Months Ended
                                                    June 30,
                                               ------------------
                                                 1997       1996
                                               --------   --------
CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                        $  6,431   $ (1,768)

INVESTING ACTIVITIES:
  Purchase of available-for-sale
    marketable securities                       (23,616)    (8,001)
  Sale and maturity of available-for-sale
    marketable securities                        17,529      8,744
  Purchases of equipment                         (1,104)      (332)
  Sale of equipment                                 166         --
  Capitalized software development costs             --       (113)
                                               --------   --------
                                                 (7,025)       298
                                               --------   --------
FINANCING ACTIVITIES:
  Repayment of stockholders' notes
    receivable                                       --        313
  Sale of common stock for cash upon
    exercise of options and warrants                832        366
                                               --------   --------
                                                    832        679
                                               --------   --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $    238    $  (791)
                                               --------   --------
                                               --------   --------


See notes to condensed consolidated financial statements.

                               DSP GROUP,  INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made in the 1996 consolidated financial statements to conform to 1997 presentation.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                             June 30,   December 31,
                                               1997         1996
                                             --------   ------------

    Work-in-process                           $   --        $  217
    Finished goods                             2,562         2,740
                                              ------        ------
                                              $2,562        $2,957
                                              ------        ------
                                              ------        ------

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

                                DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In February 1997, the financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128") which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculations of primary earnings per share and fully diluted earnings per share for the quarters ended June 30, 1997 and June 30, 1996 is not expected to be material.

NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                            June 30,       December 31,
                                              1997             1996
                                            --------       ------------

    Corporate obligations                   $ 24,787            $19,301
    Obligations of states and
     political subdivisions                   14,506             16,891
    Municipal auction rate preferred
     stock                                        --              2,200
                                            --------           --------
                                             $39,293            $38,392
                                            --------           --------
                                            --------           --------
    Amounts included in
     marketable securities                   $36,849            $30,762
    Amounts included in
     cash and cash equivalents                 2,444              7,630
                                            --------           --------
                                             $39,293            $38,392
                                            --------           --------
                                            --------           --------

At June 30, 1997 and at December 31, 1996, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended June 30, 1997 and 1996, were not significant. The amortized cost of available-for-sale debt securities at June 30, 1997, by contractual maturities, is shown below (in thousands):

                                DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                        Amortized Cost
                                        --------------
Due in one year or less                     $37,306
Due after one year to eighteen months         1,987
                                          ----------
                                            $39,293
                                          ----------
                                          ----------

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of net operating loss carryforwards, tax exempt income in Israel and tax exempt interest income.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to two distributors accounted for 40% and 22% of total revenues for the three months ended June 30, 1997 and 1996, respectively, and 33% and 18% of total revenues for the six months ended June 30, 1997 and 1996, respectively. Product sales to two customers accounted for 18% and 10% of revenues for the three months ended June 30, 1996 and 14% and 6% of revenues for the six months ended June 30, 1996. The loss of one or more major distributors or customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE G - EQUITY INVESTMENT

The Company has two investments in companies which are accounted for under the equity method.

AudioCodes, Ltd.: AudioCodes, Ltd., an Israeli corporation ("AudioCodes"), is primarily engaged in research, development, production and marketing of voice communication products. On July 14, 1997, AudioCodes completed a private placement of its equity securities without the participation of the Company, which resulted in the Company's equity position being diluted to 29% of the capital stock of AudioCodes.

Aptel Ltd.: The Company made an initial investment in Aptel Ltd. ("Aptel") during the third quarter of 1996 and currently owns 40% of Aptel. Aptel, which is located in Israel, has expertise in spread spectrum direct sequence modulation technology.

                                DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The condensed consolidated statements of income for the three and six months ended June 30, 1997, include a $224,000 and $407,000 equity loss, respectively, of the Company's proportionate share of Aptel's net loss in the same period, limited to the Company's remaining equity investment in Aptel. As of June 30, 1997, the book value of the Company's original equity investment in Aptel was zero. In addition, in June 1997, the Company's Chairman of the Board and Chief Executive Officer resigned from Aptel's Board of Directors.

NOTE H- CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties. The Company is unable to foresee the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial position, or results of operations. The estimate of the potential impact on the Company's financial position or overall results of operations or cash flows for the above matter could change in the future.

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also dismissed with leave to amend plaintiffs' claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend this claim. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The estimate of the potential impact on the Company's financial position or overall results of operations or cash flows for the above matter could change in the future.

                                DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE I- STOCKHOLDER RIGHTS AGREEMENT

    On June 5, 1997, the Company adopted a Stockholders' Right Agreement pursuant to which one preferred stock purchase right (a "Right") was distributed for each outstanding share of Common Stock to stockholders of record at the close of business on June 10, 1997. Each right entitles stockholders to purchase one one-thousandth of a share (a "Unit") of Series A Preferred Stock ("Preferred Stock") at a purchase price of $70.00 per Unit of Preferred Stock, upon the happening of certain events. The Rights expire on June 5, 2007.

    The Rights become exercisable if a person acquires 15% or more of the Company's Common Stock or announces a tender offer that would result in such person owning 15% or more of the Company's Common Stock. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right's then current exercise price, Units of Preferred Stock or, at the option of the Board of Directors, a number of shares of the Company's Common Stock having a market value of twice the purchase price. In addition, if the Company were to be acquired in a merger or business combination after the Rights become exercisable, each Right will entitle the holder to purchase, at the Right's then current purchase price, common stock of the acquiring company having a market value of twice the purchase price. The Rights are redeemable by the Company at a price of $0.01 per Right at any time within ten business days after a person has acquired 15% or more of the Company's Common Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Total revenues increased to $14.6 million in the second quarter of 1997 from $13.0 million in the second quarter of 1996 due primarily to increased sales of the Company's TAD speech processors, especially those utilizing flash memory. In the first half of 1997, total revenues increased to $28.8 million from $24.2 million in the comparable period of 1996. This increase was due primarily to increased product sales, and increased royalties received from licensees.

Export sales, primarily consisting of TAD speech processors shipped to manufacturers in Europe and Asia as well as license fees on DSP core designs, represented 84% and 86% of total revenues for the Company in the three and six months ended June 30, 1997, respectively, and 93% and 91% of total revenues in the three and six months ended June 30, 1996, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor), accounted for 34% and 28% of total revenues in the three and six months ended June 30, 1997, respectively. Revenues from Samsung, DSP Solutions (a distributor) and Siemens, accounted for 18%, 15% and 10% of total revenues in the three months ended June 30, 1996, respectively, and 14%, 11% and 6% of total revenues in the six months ended June 30, 1996, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 45% in the second quarter of 1997 from 38% in the second quarter of 1996. The increase in gross profit is primarily due to the increase in product gross margin. Product gross profit as a percentage of product sales increased to 38% in the second quarter of 1997 compared to 21% in the second quarter of 1996 mainly due to lower costs of manufactured products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $2.0 million in the second quarter of 1997 from $2.2 million in the second quarter of 1996. In the first half of 1997, research and development expenses decreased to $4.0 million from $4.8 million in the same period in 1996. The decreases are primarily due to a decrease in the cost of materials associated with the Company's development of new speech processors for TAD products and personal computer telephony applications, as well as reductions in engineering costs as a result of the consolidation of research and development activities in Israel.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased slightly to $1.1 million in the second quarter of 1997 from $1.0 million in the second quarter of 1996. In the first half of 1996, sales and marketing expenses decreased to $2.3 million from $2.4 million in the comparable period of 1996. Sales and marketing expenses as a percentage of total revenues decreased to 7% and 8% in the three and six months ended June 30, 1997, respectively, compared to 8% and 10% in the three and six months ended
June 30, 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $1.1 million in the second quarter of 1997 from $1.7 in the second quarter of 1996. In the first half of 1997, general and administrative expenses decreased to $2.2 million from $3.2 million in the comparable period of 1996. These expenses as a percentage of total revenues remained at 8% in both the three and six months ended June 30, 1997 and 13% in both the three months and the six months ended June 30, 1996. The expense decline is due primarily to resigned officers' severance pay which was incurred in the second quarter of 1996, and to the relocation of certain general and administrative functions to Israel, where salaries and related costs are lower.

OTHER INCOME (EXPENSE) - NET. Interest and other income (expense) - net was $1.1 million in the six months ended June 30, 1997, compared to $0.7 million in the six months ended June 30, 1996. The increase was primarily the result of higher levels of cash equivalent and marketable securities in 1997 as compared with 1996 as well as higher yield of finance investments.

EQUITY IN INCOME (LOSS) OF INVESTEES. Equity in income (loss) of investees was a $313,000 loss for the second quarter of 1997 as compared to a $61,000 loss in the second quarter of 1996. In the first half of 1997, equity in income (loss) of investees was a $517,000 loss compared to a $94,000 loss in the comparable period of 1996. The condensed consolidated statements of income for the first half of 1997 include a $407,000 equity loss for the Company's proportionate share of the results of operations of Aptel, and a loss of $110,000 on the Company's equity basis in AudioCodes. The Company's initial investment in Aptel was in the third quarter of 1996, and accordingly the Company's results of operations for the first two quarters of 1996 do not include any amounts pertaining to Aptel. For the first half of 1996, equity loss in AudioCodes, was $94,000. During the second half of 1997, the Company's share of equity losses in Aptel reduced the book value of the Company's investment to zero and, therefore, the Company will not continue to recognize equity losses of Aptel.

PROVISION FOR INCOME TAXES. In 1997 and 1996, the Company benefited for federal and state tax purposes from the utilization of its net operating loss carryforwards, foreign tax holiday and tax exempt interest income, as well as the recognition of certain other deferred tax assets in 1996.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended June 30, 1997, net cash provided by operations was $6.4 million, primarily due to (i) $4.2 million of net income, (ii) a $1,135,000 increase in accounts payable, income taxes payable and accrued expenses, (iii) $759,000 of depreciation and amortization, (iv) a $517,000 equity in loss of unconsolidated subsidiaries, and (v) a $395,000 decrease in inventories. These were offset by a $761,000 increase in accounts receivable and a $576,000 increase in prepaid expenses and other current assets.

INVESTING ACTIVITIES. The Company purchased $23.6 million and sold or had maturities of $17.5 million of investments classified as marketable securities in the first six months of 1997. Capital equipment additions in the first six months of 1997 totaled $1,104,000, primarily for leasehold improvements for the Santa Clara facility and the new offices in Israel.

FINANCING ACTIVITIES. During the three and six months ended June 30, 1997, the Company received $710,000 and $832,000, respectively, upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan.

At June 30,1997, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $12.4 million and marketable securities of $36.8 million. The Company's working capital at June 30, 1997 was $53.5 million.

The Company believes that its current cash will be sufficient to meet its cash requirements through at least the next twelve months. As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions. See "Factors Affecting Future Operating Results -- Acquisition Strategy."

                  FACTORS AFFECTING FUTURE OPERATING RESULTS

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominately from product sales and accordingly vary significantly depending on the volume and timing of product orders, which may fluctuate significantly due to seasonal customer buying patterns for TADs. The Company's quarterly operating results also depend on the timing of recognition of license fees and the level of per unit royalties. Through 1997, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licenses are entirely dependent upon the success of its original equipment manufacturer ("OEM") licensees in introducing products utilizing the Company's technology and the success of those OEM products in the marketplace.

The Company's quarterly operating results may also fluctuate significantly as a result of other factors, such as the timing of new product introductions by the Company or its customers, licensees or competitors; market acceptance of new products and technologies; fluctuations in the level of sales by OEMs and other vendors of products incorporating the Company's products; the mix of products sold; and changes in general economic conditions.

DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a decrease in the average selling prices of its TAD speech processors, but has to date been able to offset this decrease over time through manufacturing cost reductions and the introduction of new products with higher performance. The Company experienced a significant decline in the gross margin on TADs in the second and third quarters of 1996 due to competitive market pricing pressures and delays in ongoing cost reduction efforts. While the Company achieved significant cost reductions in the fourth quarter of 1996 and in first half of fiscal 1997, there is no guarantee that the Company's ongoing efforts to reduce costs will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The markets for each of the Company's products are extremely competitive, and the Company expects that such competition will continue to increase.

For example, sales of TAD products comprise a substantial portion of the Company's product sales. As a result, any inability of the Company to respond to increased price competition for its TAD speech processors or its other products through the continuing and frequent introduction of new products or reductions of manufacturing costs, or any significant delays by the Company in developing, manufacturing or shipping new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at June 30, 1997, 61 of the Company's 91 employees were located in Israel, including 88% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, approximately half of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which Israel is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facility. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. The rate of inflation in Israel for 1996 was 10.6%. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers. Disruptions, shortages or termination of certain of these sources of supply could occur. For example, the Company's customers for TAD speech processors have in the past experienced difficulties obtaining sufficient timely supplies of ARAMs which are included in certain digital TADs. These shortages are due to the increasing demand for ARAMs for TAD products, and fluctuations in ARAM production as ARAMs are a by-product in the fabrication of dynamic random access memories ("DRAMs") with ARAM yields varying inversely with the DRAM yield. Although such shortages were alleviated during most of 1996 and in the first half of fiscal 1997, there is no guarantee that such favorable circumstances will continue. In addition, there is a trend in the industry toward the production of 16 Mbit DRAMs, rather than 4 Mbit DRAMs, which may increase the cost of TAD systems because such systems mainly use 4 Mbit ARAMs. Supply disruptions, shortages or termination could have an adverse effect on the Company's business and results of operations due to its customers delay or discontinuance of orders for the Company's products until such components are available.

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

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also dismissed with leave to amend plaintiffs' claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend this claim. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company anticipates that in the near term it may incur significant legal expense to defend itself.

VOLATILITY OF STOCK PRICE. The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also dismissed with leave to amend plaintiffs' claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend this claim. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    The Company's annual meeting of stockholders was held on May 20, 1997. The following matters were voted upon at the annual meeting:

    1. Election of two Class III Directors to serve for a three year term until the annual meeting of stockholders in 2000. The results of the voting were as follows:

    a.  Samuel L. Kaplan

    Number of shares voted FOR               6,359,267
    Number of shares WITHHELD                  168,526

    b.  Igal Kohavi

    Number of shares voted FOR               6,179,065
    Number of shares WITHHELD                  348,728


    2. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal 1997. The results of the voting were as follows:

     Number of shares voted FOR              6,407,322
     Number of shares voted AGAINST            101,775
     Number of shares voted ABSTAINING          18,696
     Number of broker non-votes                     --


ITEM 5.   OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    11.1 Statement re: Computation of Per Share Earnings

    27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company filed a report on Form 8-K on June 6, 1997 relating to the adoption of the Rights Agreement.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)


By    /s/ AVI BASHER
   -----------------------------------
Avi Basher, Vice President of Finance and Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)


Date  August 12, 1997

                              EXHIBIT INDEX


Exhibit 11.1  Statement re Computation of Per Share Earnings
Exhibit 27.1  Financial Data Schedule