Form 10-Q
period 1997-09-30
DSP GROUP INC /DE/
filed 1997-11-14
CIK 915778

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

           (Mark One)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended  September 30, 1997

                                      or

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ___________

                        Commission File Number 0-23006


                                DSP GROUP, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                      94-2683643
                   --------                      ----------
 (State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

    3120 Scott Boulevard, Santa Clara, California         95054
    -----------------------------------------------------------
   (Address of Principal Executive Offices)           (Zip Code)

 Registrant's telephone number, including area code:     (408) 986-4300
                                                         --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --    --

As of October 31, 1997 there were 9,917,996 shares of Common Stock ($.001 par value per share) outstanding.

                                     INDEX

                                DSP GROUP, INC.


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets -- September 30,
           1997 and December 31, 1996.............................          3

      Condensed consolidated statements of operations -- Three
           and nine months ended September 30, 1997 and 1996 .....          4

      Condensed consolidated statements of cash flows -- Nine
          months ended September 30, 1997 and 1996 ...............          5

      Notes to condensed consolidated financial statements --
          September 30, 1997......................................          6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..............................         11





PART II.   OTHER INFORMATION
----------------------------
Item 1.       Legal Proceedings  .................................         18
Item 2.       Changes in Securities ..............................         19
Item 3.       Defaults upon Senior Securities ....................         19
Item 4.       Submission of Matters to a Vote of Security
                Holders...........................................         19
Item 5.       Other Information...................................         19
Item 6.       Exhibits and Reports on Form 8-K....................         19


SIGNATURES........................................................         20

EXHIBIT INDEX.....................................................         21


PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
                                     DSP GROUP, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands)




                                                    September 30,        December 31,
                                                        1997                 1996
                                                    -------------        ------------
                       ASSETS                        (Unaudited)             (Note)
Current Assets
  Cash and cash equivalents                               $14,911             $12,172
  Marketable securities                                    46,281              30,762
  Accounts receivable, net                                  2,582               4,861
  Inventories                                               3,987               2,957
  Deferred income taxes                                       500                 500
  Prepaid expenses and other                                2,349               1,357
                                                    -------------        ------------
      Total current assets                                 70,610              52,609

Property and equipment                                      8,745               7,324
Accumulated depreciation and amortization                  (4,976)             (4,033)
                                                    -------------        ------------
                                                            3,769               3,291
Investments in unconsolidated subsidiaries,
  net of amortization of goodwill                           1,856               2,415
Other assets, net                                             150                 388
Deferred income taxes                                         504                 504
                                                    -------------        ------------
  TOTAL ASSETS                                            $76,889             $59,207
                                                    -------------        ------------
                                                    -------------        ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                         $4,070             $ 1,428
  Other current liabilities                                 6,637               3,330
                                                    -------------        ------------
      Total current liabilities                            10,707               4,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock                                                 10                  10
  Additional paid-in capital                               70,925              66,781
  Accumulated deficit                                      (4,753)            (12,342)
                                                    -------------        ------------
                                                           66,182              54,449
                                                    -------------        ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $76,889             $59,207
                                                    -------------        ------------
                                                    -------------        ------------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.



                                DSP GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                          -----------------------        ----------------------
                                                             1997           1996           1997           1996
                                                          -------         -------        -------        -------
Revenues:
  Product sales                                           $13,547         $11,403        $37,626        $29,136
  Royalties, licensing and other                            3,011           2,208          7,752          8,693
                                                          -------         -------        -------        -------
    Total revenues                                         16,558          13,611         45,378         37,829

Cost of revenues:
  Cost of product sales                                     8,232          8,378         23,306          21,511
  Cost of licensing, royalties and other                      276            218          1,122             596
                                                          -------         -------        -------        -------
    Total cost of revenues                                  8,508           8,596        24,428          22,107
                                                          -------         -------        -------        -------
    Gross profit                                            8,050           5,015        20,950          15,722

Operating expenses:
  Research and development                                  2,084           1,802         6,043           6,584
  Sales and marketing                                       1,220             941         3,551           3,316
  General and administrative                                1,168           1,125         3,372           4,370
  Acquired in-process technology                             --             1,529          --             1,529
                                                          -------         -------        -------        -------
    Total operating expenses                                4,472           5,397         12,966         15,799
                                                          -------         -------        -------        -------
    Operating income (loss)                                 3,578            (382)         7,984            (77)

Other income (expense):
    Interest and other income                                 753             331          2,006          1,131
    Other expenses                                            (55)            (48)          (176)          (121)
    Equity in loss of unconsolidated subsidiaries, net        (42)           (193)          (559)          (287)
                                                          -------         -------        -------        -------
    Income before income taxes                              4,234            (292)         9,255            646

Provision (benefit from) for income taxes                     886             (29)         1,666             68
                                                          -------         -------        -------        -------
    Net income  (loss)                                     $3,348         $  (263)       $ 7,589        $   578
                                                          -------         -------        -------        -------
                                                          -------         -------        -------        -------
Net income (loss) per share:
  Primary                                                 $  0.32         $ (0.03)       $  0.76        $  0.06
  Fully diluted                                           $  0.32         $ (0.03)       $  0.73        $  0.06
Shares used in per share computations:
  Primary                                                  10,350           9,534         10,018          9,567
  Fully diluted                                            10,531           9,534         10,441          9,567






See notes to condensed consolidated financial statements.

                                DSP GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1997          1996
                                                        --------      -------
CASH PROVIDED BY OPERATING ACTIVITIES                   $ 15,848      $ 1,888

INVESTING ACTIVITIES:
 Purchase of available-for-sale marketable securities    (48,139)      (9,145)
 Sale and maturity of available-for-sale
   marketable securities                                  32,619       18,933
 Purchases of equipment                                   (1,899)        (700)
 Equity investment in Aptel                                 --         (2,158)
 Sale of equipment                                           166         --
 Capitalized software development costs                     --           (152)
                                                        --------      -------
                                                         (17,253)       6,778
                                                        --------      -------
FINANCING ACTIVITIES:
 Repayment of stockholders' notes receivable                --            312
 Sale of common stock for cash upon
   exercise of options and warrants                        4,144          495
                                                        --------      -------
                                                           4,144          807
                                                        --------      -------
INCREASE IN CASH AND CASH EQUIVALENTS                   $  2,739      $ 9,473
                                                        --------      -------
                                                        --------      -------



See notes to condensed consolidated financial statements.

                               DSP GROUP,  INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made in the 1996 consolidated financial statements to conform to 1997 presentation.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                    September 30,   December 31,
                                        1997           1996
                                    ------------    -----------
           Work-in-process              $   56        $  217
           Finished goods                3,931         2,740
                                    ------------    -----------
                                        $3,987        $2,957
                                    ------------    -----------
                                    ------------    -----------


NOTE C - NET  INCOME (LOSS) PER SHARE

Primary and Diluted - Net income (loss) per share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants (using the treasury stock method). In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128") which is required to be adopted by the Company on December 31, 1997.

                                DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 is expected to result in basic earnings per share as follows:

                                             Three Months             Nine Months
                                          Ended September 30       Ended September 30,
                                          ------------------       ------------------
                                           1997        1996         1997        1996
                                          ------      ------       ------      ------
  Basic earnings per share..............  $0.34       $(0.03)      $0.79       $0.06


The impact of SFAS 128 on the calculation of diluted earnings per share for these periods is not expected to be material.


NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                                              September 30,       December 31,
                                                                  1997                1996
                                                              ------------        -----------
 Corporate obligations                                           $37,889             $19,301
 Obligations of states and political subdivisions                 10,998              16,891
 Municipal auction rate preferred stock                             --                 2,200
                                                              ------------        -----------
                                                                 $48,887             $38,392
                                                              ------------        -----------
                                                              ------------        -----------
  Amounts included in marketable securities                      $46,281             $30,762
  Amounts included in cash and cash equivalents                    2,606               7,630
                                                              ------------        -----------

                                                                 $48,887             $38,392
                                                              ------------        -----------
                                                              ------------        -----------


At September 30, 1997 and at December 31, 1996, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended September 30, 1997 and 1996, were not significant. The amortized cost of available-for-sale debt securities at September 30, 1997, by contractual maturities, is shown below (in thousands):

                                DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                                  Amortized cost
                                                  --------------
Due in one year or less                               $46,900
Due after one year to eighteen months                   1,987
                                                  --------------
                                                      $48,887
                                                  --------------
                                                  --------------


NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of net operating loss carryforwards and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to a distributor accounted for 39% and 25% of total revenues for the three months ended September 30, 1997 and 1996, respectively, and 32% and 14% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Product sales to a different distributor accounted for 11% of total revenues for both the three and nine months ended September 30, 1996. The loss of one or more major distributors or customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Aptel Ltd.: During the third quarter of 1996, the Company made an initial cash investment of $2 million for approximately 40% of Aptel Ltd. ("Aptel"). Aptel, which is located in Israel, has expertise in spread spectrum direct sequence modulation technology.

                                DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Expenses related to the acquisition in the third quarter of 1996, were $158,000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The total cost of the acquisition was allocated to the estimated fair value of the assets acquired, and as a result the Company incurred in the third quarter of 1996, a one-time write-off of acquired in-process technology of $1.5 million based on an independent estimate of value.

The condensed consolidated statements of income for the three and nine months ended September 30, 1997, include a $0 and $407,000 equity loss, respectively, of the Company's proportionate share of Aptel's net loss in the same period, limited to the Company's remaining equity investment in Aptel. The book value of the Company's original equity investment in Aptel has been zero since June 30, 1997.

NOTE H-CONTINGENCIES

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

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also dismissed with leave to amend plaintiffs' claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend this claim. On November 5, 1997, the parties reached an agreement in principle to settle this litigation. The proposed settlement requires that the Company fund approximately $50,000 of the settlement amount to fulfill the retention amounts under the Company's insurance policy. The proposed settlement is subject to the execution of a stipulation of settlement and

                   DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


court approval. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flow.

NOTE I - SUBSEQUENT EVENT

On October 9, 1997, Nexus Telecommunication Systems Ltd. ("Nexus") announced its intent to acquire one hundred percent of Aptel's shares from Aptel's current shareholders, for an aggregate of 925,000 shares of Nexus common stock. On such date, the last reported sale price reported on the OTC Bulletin Board Service for Nexus' common stock was $6.00 per share. The closing of such transaction is proposed to take place in November 1997.
Aptel has issued convertible debentures for $900,000, which will be converted into shares of its common stock prior to Nexus' proposed acquisition of Aptel. Furthermore, Aptel issued additional convertible debentures, for which the Company invested approximately $176,000 in Aptel. If the proposed acquisition of Aptel by Nexus is completed, the Company will hold approximately 297,000 shares of Nexus common stock.

On October 21, 1997 the Company entered into an agreement with National Semiconductor Corporation-Registered Trademark- ("National") under which the Company has become the worldwide exclusive distributor for general licensing and support of National's CompactRISC-TM- core technology.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


TOTAL REVENUES. Total revenues increased to $16.6 million in the third quarter of 1997 from $13.6 million in the third quarter of 1996 due primarily to increased sales of the Company's TAD speech processors, especially those utilizing flash memory, and royalties received from licensees. In the first three quarters of 1997, total revenues increased to $45.4 million from $37.8 million in the comparable period of 1996. This increase was due primarily to increased product sales.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia as well as license fees on DSP core designs, represented 90% and 91% of total revenues for the Company in the three and nine months ended September 30, 1997, respectively, and 94% and 92% of total revenues in the three and nine months ended September 30, 1996, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor), accounted for 39% and 32% of total revenues in the three and nine months ended September 30, 1997, respectively, and 25% and 14% in the three and nine months ended September
30, 1996, respectively. Revenues from   DSP Solutions, Inc. (a distributor),
accounted for 11% of total revenues for both the three and nine months ended September 30, 1996.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 49% in the third quarter of 1997 from 37% in the third quarter of 1996, and increased from 42% in the first three quarters of 1996, to 46% in the comparable period of 1997. The increase in gross profit is primarily due to the increase in product gross margin. Product gross profit as a percentage of product sales increased to 39% in the third quarter of 1997 compared to 27% in the third quarter of 1996, and increased to 38% in the first three quarters of 1997, from 26% in the first three quarters of 1996 mainly due to lower costs of manufactured products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.1 million in the third quarter of 1997 from $1.8 million in the third quarter of 1996. In the third quarter of 1997, the Company's efforts in recruiting additional engineers were successful, resulting in increased research and development expenses primarily due to increased headcount as compared to the same period in 1996. Expenses also increased due to higher levels of maintenance and depreciation. In the first three quarters of 1997, research and development expenses decreased to $6.0 million from $6.6 million in the same period in 1996. The decrease is primarily due to a decrease in the cost of materials associated with the Company's development of new speech processors for TAD products and personal computer telephony applications.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $1.2 million in the third quarter of 1997 from $0.9 million in the third quarter of 1996. In the first nine months of 1997, sales and marketing expenses slightly increased to $3.5 million from $3.3 million in the comparable period of 1996. The increase is primarily due to higher costs of sales and marketing personnel, partly due to higher sales. Sales and marketing expenses as a percentage of total revenues slightly decreased to 7% and 8% in the three and nine months ended September 30, 1997, respectively, compared to 7% and 9% in the three and nine months ended September 30, 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses slightly increased to $1.2 million in the third quarter of 1997 from $1.1 million in the third quarter of 1996. The increase is due primarily to a temporary increase in rent expenses and an increase in depreciation. In the first three quarters of 1997, general and administrative expenses decreased to $3.4 million from $4.4 million in the comparable period of 1996. These expenses as a percentage of total revenues decreased to 7% in the first three quarters of 1997, compared to 12% in the comparable period of 1996. The expense decline is due primarily to resigned officers' severance pay which was incurred in the second quarter of 1996, and to the relocation of certain general and administrative functions to Israel, where salaries and related costs are lower.

ACQUIRED IN-PROCESS TECHNOLOGY. In August 1996, the Company expensed $1.5 million of in-process technology in connection with the purchase of approximately a 40% equity interest in Aptel. See Note G of Notes to Condensed Consolidated Financial Statements.

OTHER INCOME (EXPENSE) - NET. Interest and other income (expense), net was $1.8 million in the nine months ended September 30, 1997, compared to $1.0 million in the nine months ended September 30, 1996. The increase is primarily the result of higher levels of cash equivalents and marketable securities in 1997 as compared with 1996 as well as higher interest yields.

EQUITY IN LOSS OF INVESTEES. Equity in loss of investees was a $42,000 loss for the third quarter of 1997 as compared to a $193,000 loss in the third quarter of 1996. In the first three quarters of 1997, equity in loss of investees was a $559,000 loss compared to a $287,000 loss in the comparable period of 1996. The condensed consolidated statements of income for the first three quarters of 1997 include a $407,000 equity loss for the Company's proportionate share of the results of operations of Aptel, and a loss of $152,000 on the Company's equity basis in AudioCodes. The Company's initial investment in Aptel was in the third quarter of 1996, and accordingly the Company's results of operations for the first two quarters of 1996 do not include any amounts pertaining to Aptel. During the first half of 1997, the Company's share of equity losses in Aptel reduced the book value of the Company's investment to zero and, therefore, the Company does not continue to recognize equity losses of Aptel.

PROVISION FOR INCOME TAXES. In 1997 and 1996, the Company benefited for federal and state tax purposes from the utilization of its net operating loss carryforwards, foreign tax holiday and tax exempt interest income, as well as the recognition of certain other deferred tax assets in 1996.

LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES. During the nine months ended September 30, 1997, net cash provided by operations was $15.8 million, primarily due to (i) $7.6 million of net income, (ii) a $2.7 million increase in accounts payable,
(iii) a $2.5 million increase in income taxes payable and accrued expenses,
(iv) a $2.3 million decrease in accounts receivable, (vi) a $1.3 million of depreciation and amortization, and (v) a $0.6 million equity in loss of unconsolidated subsidiaries. These were offset primarily by a $1.0 million increase in inventories and a $1.0 million increase in prepaid expenses and other current assets.

INVESTING ACTIVITIES. The Company purchased $48.1 million and sold or had maturities of $32.6 million of investments classified as marketable securities in the first nine months of 1997. Capital equipment additions in the first nine months of 1997 totaled $1.9 million, primarily for leasehold improvements for the Company's Santa Clara offices and its new offices in Herzlia Pituach, Israel, which the Company moved into in August 1997.

FINANCING ACTIVITIES. During the three and nine months ended September 30, 1997, the Company received $3.3 million and $4.1 million, respectively, upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan.

At September 30, 1997, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $14.9 million and marketable securities of $46.3 million. The Company's working capital at September 30, 1997 was $59.9 million.

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

DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a decrease in the average selling prices of its TAD speech processors, but has to date been able to offset this decrease over time through manufacturing cost reductions and the introduction of new products with higher performance. The Company experienced a significant decline in the gross margin on TADs in the second and third quarters of 1996 due to competitive market pricing pressures and delays in ongoing cost reduction efforts. While the Company achieved significant cost reductions in the fourth quarter of 1996 and in first three quarters of fiscal 1997, there is no guarantee that the Company's ongoing efforts to reduce costs will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

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

RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at September 30, 1997, 68 of the Company's 96 employees were located in Israel, including 100% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, approximately half of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which Israel is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facility. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. The rate of inflation in Israel for the first nine months of 1997 was 6.4% and for 1996 was 10.6%. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers. Disruptions, shortages or termination of certain of these sources of supply could occur. For example, the Company's customers for TAD speech processors have in the past experienced difficulties obtaining sufficient timely supplies of ARAMs which are included in certain digital TADs. These shortages are due to the increasing demand for ARAMs for TAD products, and fluctuations in ARAM production as ARAMs are a by-product in the fabrication of dynamic random access memories ("DRAMs") with ARAM yields varying inversely with the DRAM yield. Although such shortages were alleviated during most of 1996 and in the first three quarters of fiscal 1997, there is no guarantee that such favorable circumstances will continue. In addition, there is a trend in the industry toward the production of 16 Mbit DRAMs, rather than 4 Mbit DRAMs, which may increase the cost of TAD systems because such systems mainly use 4 Mbit ARAMs. Supply disruptions, shortages or termination could have an adverse effect on the Company's business and results of operations due to its customers delay or discontinuance of orders for the Company's products until such components are available.

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

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also dismissed with leave to amend plaintiffs' claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend this claim. On November 5, 1997, the parties reached an agreement in principle to settle this litigation. The proposed settlement requires that the Company fund approximately $50,000 of the settlement amount to fulfill the retention amounts under the Company's insurance policy. The proposed settlement is subject to the execution of a stipulation of settlement and court approval. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

VOLATILITY OF STOCK PRICE. The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also dismissed with leave to amend plaintiffs' claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend this claim. On November 5, 1997, the parties reached an agreement in principle to settle this litigation. The proposed settlement requires that the Company fund approximately $50,000 of the settlement amount to fulfill the retention amounts under the Company's insurance policy. The proposed settlement is subject to the execution of a stipulation of settlement and court approval.

On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against the Company. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by the Company in connection with the Company's termination of the Sales Representative Agreement between BEKA and the Company. The complaint seeks an unspecified amount of damages. The parties have stipulated to trial by a United States Magistrate. Trial is scheduled to commence in the summer of 1998. Currently, both parties are pursuing discovery. The Company believes the lawsuit to be without merit and intends to continue defending itself vigorously.

ITEM 2.        CHANGES IN SECURITIES

     None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.        OTHER INFORMATION

     None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     10.1 Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Bayside Land Corporation, Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel.

     10.2 Agreement, dated August 18, 1997, by and between DSP Semiconductors Ltd. and Aptel Ltd.

     11.1  Statement re: Computation of Per Share Earnings

     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DSP GROUP, INC.
(Registrant)




By     /s/ Avi Basher
    --------------------------------------------------------------------
Avi Basher, Vice President of Finance and Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)


Date:  November 14, 1997

                                 EXHIBIT INDEX


Exhibit 10.1  Lease, dated November 28, 1996, by and between DSP
              Semiconductors Ltd. and Bayside Land Corporation, Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel.

Exhibit 10.2 Agreement, dated August 18, 1997, by and between DSP Semiconductors Ltd. and Aptel Ltd.

Exhibit 11.1  Statement re Computation of Per Share Earnings

Exhibit 27.1  Financial Data Schedule