Form 10-K
period 1997-12-31
DSP GROUP INC /DE/
filed 1998-03-31
CIK 915778

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-23006
                            ------------------------

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 2, 1998, as reported on the Nasdaq National Market, was approximately $231,228,988. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 2, 1998 the Registrant had outstanding 10,086,095 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 1997 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated by reference into
    Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                DSP GROUP, INC.

                                                                                      PAGE
                                                                                      ----
PART I

Item 1.   BUSINESS..................................................................     3

Item 2.   PROPERTIES................................................................    19

Item 3.   LEGAL PROCEEDINGS.........................................................    19

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................    19

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....    20

Item 6.   SELECTED FINANCIAL DATA...................................................    20

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAL AND RESULTS
          OF OPERATIONS.............................................................    20

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................    20

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE................................................................    20

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................    21

Item 11.  EXECUTIVE COMPENSATION....................................................    21

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............    21

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................    21

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........    22

          SIGNATURES................................................................    27

                                     PART I

ITEM 1. BUSINESS.

    FOR A DISCUSSION OF VARIOUS RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S FUTURE OPERATIONS SEE "FACTORS AFFECTING FUTURE OPERATING RESULTS" BEGINNING ON PAGE 16 BELOW. THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 CONTAINS TRADEMARKS OF THE COMPANY.

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

SPEECH AND TELEPHONY PROCESSORS

    The Company has developed two series of speech and telephony processors for use in the consumer telephone and computer telephony markets. Both series are based on the Company's DSP core designs, incorporate several of its digital telephony signal processing algorithms and provide TrueSpeech compression capabilities. In 1989, the Company introduced the first cost effective speech processor for use in digital TADs and today the Company is the leading independent supplier of DSPs to digital TAD suppliers. The Company's TAD speech processors are incorporated in the products of leading digital TAD suppliers such as Alcatel, British Telecom, L.G. Electronics, Panasonic, Philips, Sagem, Samsung, Sanyo, Siemens, Sony and Uniden.

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

DSP CORE DESIGNS

    DSP Group has also developed proprietary, low power DSP core designs--the PineDSPCore-Registered Trademark- and OakDSPCore-Registered Trademark---which represent low cost solutions for current and emerging digital signal processing applications. The Company's DSP core designs are incorporated in its own family of speech and telephony processors and are also licensed to more than twenty-five entities, including Adaptec, Fujitsu, Kawaski, LSI Logic, NEC, Samsung, Siemens, Temic and VLSI Technology. These licensees are able to use the Company's DSP core designs to develop their own DSPs for various products, including cellular telephones, modems, audio boards and cordless telephones. In the fourth quarter of 1995, the first shipment of products utilizing the Company's PineDSPCore-Registered Trademark- technology occurred. Royalties from two DSP Core licensees have started to become meaningful in 1997.

    DSP Group is in the process of developing a new generation of DSP core--the TeakDSPCore-TM-. In order to enhance versatility, efficiency and ease of use, the TeakDSPCore is offered in two complementary versions: the TeakLite-TM- and the Teak-TM-. Each version is designed to provide effective solutions for different segments of the DSP market. The Company's developers have designed the TeakLite to improve the performance of the existing
OakDSPCore-Registered Trademark- in three areas: lower power consumption, higher frequency and greater portability. The TeakLite is now available for licensing.

    The Teak will possess the TeakLite features as well as improved DSP architectural features such as dual arithmetic units, larger addressing space and support for DSP algorithm. The Teak will be available in the second half of 1998.

TRUESPEECH

    The Company has developed TrueSpeech, a family of proprietary speech compression algorithms which it incorporates in its TAD speech processors and personal computer speech co-processors and also licenses to various companies in the computer telephony and personal computer industries. The Company believes that TrueSpeech offers several advantages over other currently available speech compression technologies, including a combination of high compression ratios, high quality speech playback and cost effectiveness. The proliferation of speech applications in the computer telephony, personal computer and consumer markets requires standardized digital speech compression technologies. The Company seeks to establish industry standards for its target markets based on TrueSpeech algorithms. However, the establishment of industry standards depends upon the acts of third parties, which are not within the control of the Company. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that provide complete TrueSpeech solutions and enhance the performance and functionality of products incorporating these speech co-processors. For example, in the personal computer market, Microsoft has incorporated a TrueSpeech algorithm in Windows 95. In addition, in the video conferencing market, the International Telecommunications Union ("ITU") in February 1995 established G.723.1, which is predominantly composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines.

PRODUCT FAMILIES, TECHNOLOGY AND CUSTOMERS

    The Company has incorporated its proprietary algorithms and technologies in three product families--speech and telephony processors, DSP core designs and TrueSpeech software--for use in the consumer telephone and computer telephony markets.

SPEECH AND TELEPHONY PROCESSORS

    The Company has developed and introduced two series of DSPs--speech processors for digital TADs, telephony applications, modems, disk controllers and other communication applications, which were first introduced in 1989 for digital TADs, and personal computer speech co-processors, which were first introduced in late 1994, to maximize the benefits of TrueSpeech compression in personal computer applications. Both series are based upon the Company's cost effective, low power DSP core designs and incorporate its TrueSpeech algorithms.

    The following chart describes some of the Company's other speech and telephony technologies that may be incorporated in various combinations in its products.


            TECHNOLOGY                                   DESCRIPTION
Triple Rate Coder-TM-               Instructs the system to decide automatically between
                                    better voice quality and longer recording time.
G.723.1                             Provides thespeech compression algorithm for video
                                    conferencing over POTs lines (H.324 video
                                    conferencing standard)
Caller ID and Call Waiting Caller   Identifies the telephone number being used by the
ID                                  calling party, when the line is not engaged and when
                                    the receiving party is already engaged on another
                                    call
Call Progress Tone Detection        Detects standard telephony signals during the
                                    progress of the telephone call
DTMF Signaling                      Detects and generates DTMF signals ("touch tones")
                                    that comply with telephone requirements
Full Duplex Speakerphone            Allows simultaneous two-way (full-duplex), hands-free
                                    operation of the telephone and incorporates
                                    acoustical echo cancellation for suppression of room
                                    echoes and electrical echo cancellation for
                                    elimination of electrical echoes
Speech Prompts                      Provides time-date stamp capabilities and allows the
                                    user to access operating instructions
Variable Speed Playback             Permits playback of distortion-free, natural sounding
(FlexiSpeech-Registered Trademark-) speech at variable speeds
Voice Operated Switch ("VOX")       Detects human speech and stops recording during
(Smart-Vox-Registered Trademark-)   periods of silence, thereby conserving available
                                    memory
Alpha Least Cost Routing            Executes telephone calls automatically via a
("LCR")/Super LCR                   telephone provider with the lowest available rates.
Voice Recognition                   Allows voice command operation of functions

    These technologies enable the Company's speech and telephony processors to provide a variety of speech capabilities for digital TAD, telephony and computer telephony products.

    TAD SPEECH PROCESSORS. DSP Group's TAD speech processors are currently incorporated in over 90 models of digital TADs from more than 40 different companies. These models include standalone digital TADs, integrated digital TADs, facsimile machines with integrated digital TADs, standalone speaker phones with integrated digital TADs, hand-held devices and digital cordless telephones with integrated digital TADs. To date, the Company has shipped approximately 22 million speech processors to digital TAD suppliers, including approximately 9.0 million TAD speech processors in 1997. TAD speech processor product sales accounted for 79% of the Company's total revenues in 1997.

    The Company's TAD speech processors use TrueSpeech to provide high quality speech recording and playback. All of the Company's TAD speech processors are based on the Company's PineDSPCore-Registered Trademark- and incorporate certain of the Company's technologies, including VOX, caller ID, call waiting, DTMF signaling and call progress tone detection. Some of the Company's TAD speech processors feature additional technologies, including speech prompt capabilities, variable speed playback and full duplex speakerphone.

    The following table sets forth certain characteristics of the primary TAD speech processors currently offered by the Company:

                       DSP GROUP'S TAD SPEECH PROCESSORS

                                                         D6305      D6365      D6455      D6386      D6471      D6301
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Process Geometry (microns)...........................     0.5        0.6        0.8        0.8        0.5        0.5
Minutes Record, 4 Mbit Memory........................    15-17      15-17      25-27      15-17      25-27       15
Memory Type..........................................    ARAM       ARAM       ARAM       ARAM       Flash      Flash
Advanced Features:
  Speech Prompts.....................................     Yes        Yes        Yes        Yes        Yes        Yes
  Variable Speed Playback............................     --         Yes        --         Yes        Yes        Yes
  Full Duplex Speakerphone...........................     --         Yes        Yes        Yes        Yes        --
  Caller ID and Call Waiting Caller ID...............     --         --         --         --         Yes        Yes
  Voice Recognition..................................     --         --         --         Yes        --         --
Other Required Components:
  Microcontroller....................................     Yes        Yes        Yes        Yes        Yes        Yes
  Codec..............................................     Yes        Yes        Yes        Yes        Yes        Yes
  EPROM..............................................     Yes        Yes        Yes        Yes        --         --
  Battery............................................     Yes        Yes        Yes        Yes        --         --

    DSP Group's D6301 and D6471 interface directly with a new flash memory chip introduced by Samsung and facilitate lower overall system costs for digital TADs. The new Samsung flash memory chip is designed for speech recording and is less expensive than other currently available flash memories. The D6301 and D6471 eliminate the need for audio-grade random access memories ("ARAMs"), which from time to time have constrained the growth of the digital TAD market due to supply shortages. By allowing substitution of a flash memory for an ARAM, the D6301 and D6471 also eliminate the need for battery circuitry to maintain the data in the ARAM during power failures and an EPROM to store pre-recorded voice prompts and time-date stamps.

    In 1997, the Company developed an advanced compression technology called Triple Rate Coder-TM-. The new technology provides for tradeoffs between quality and recording time. The Triple Rate Coder-TM- provides three compression rates as follows:

    - Long recording time--22 to 25 minutes recording time (on a four megabit flash memory).

    - Quality recording--the technology provides approximately 10 recording minutes (on a four megabit flash memory). The speech quality equals that of a line telephone conversation. This technology overcomes one of the disadvantages of digital speech, i.e., the inferior clarity of digitized speech.

    - Tradeoff between long recording time and high quality recording is enabled through another compression rate. The technology allows approximately 15 recording minutes with a quality that matches G.723.1 standard (Part of H.324, video conferencing standard).

    ADVANCED VOICE-ACTIVATED DIGITAL TAD. In 1997, the Company announced that it had attained the capability of voice recognition, a technology that the Company believes may become well sought after for speech and telephony processors. The Company believes that this new voice recognition capability, combined with the Company's TrueSpeech-Registered Trademark- low bit rate voice compression and full duplex SpeakerPhone-Registered Trademark-, provides the Company with an advantage over competitors in the field. Also contained in the voice recognition processor are: caller ID, caller ID on call waiting, and other key telephony algorithms. This voice recognition processor provides for hands free operation of an answering machine either locally or from a remote location.

    VOICE ACTIVATED CAR KIT. The Company has expanded its products line to include a hands free digital speech processor, which the Company believes will be highly in demand in the cellular telephone and automotive markets. The product line provides a unique combination of functions such as voice recognition, echo suppression, noise reduction, and True
Speech-Registered Trademark- voice compression. The combination of voice recognition and full duplex speaker phone, enables free hand operation of a car phone for example, thus contributing to the driver's safety. The voice recognition processor with its unique integration of full duplex Speaker Phone-Registered Trademark- makes it possible for the Company to enter the market of car phones and hand held devices.

    The following is a list of TAD manufacturers and resellers whose products incorporate the Company's TAD speech processors:

                        TAD MANUFACTURERS AND RESELLERS

             TAD MANUFACTURERS                    TAD RESELLERS
--------------------------------------------  ---------------------
Alcatel                Maxon                  Bell South
Ascom                  National Telecom       Bosch Telecom
CCT Telecom            Panasonic              British Telecom
Daewoo                 Philips                France Telecom
D&B Electronics        Sagem                  GE
Giant                  Samsung                German Telecom
Hagenuk                Sanyo                  Loewe-Binatone
Hanchang               Siemens                Radio Shack
Hanwha Telecom         Smoothline             Southwestern Bell
HPF Ascom              Sony                   Swiss Telecom
Hyundai                Thomson
I.N.T. Corp.           Tiptel
Kinpo                  Uniden
L.G. Electronics       Yupiteru
Matra

    PERSONAL COMPUTER SPEECH CO-PROCESSORS. The Company has developed its personal computer speech co-processors as complementary application-specific DSPs to enhance the performance and functionality of personal computer, computer telephony and consumer products using TrueSpeech. While the current generation of microprocessors contained in personal computers can compress and record speech in real-time, the microprocessors are not specifically designed to run digital speech processing algorithms and, therefore, require a substantial amount of the personal computer's computing power to do so. As a result, the use of speech co-processors that incorporate TrueSpeech in personal computers provides a more efficient utilization of the personal computer's computing power. The Company believes personal computer users will demand real-time speech compression capability and manufacturers will begin to provide real-time speech compression by including application-specific DSPs on personal computer products such as modems, audio boards, PCMCIA cards and personal computer based videophone and video conferencing products.

    To date, the Company has announced and begun shipments of three speech co-processors--the CT8005, CT8015 and CT8020--for use in personal computers, voice-over-data modems, video telephones and video conferencing equipment. These speech co-processors are based on the Company's DSP core designs, incorporate TrueSpeech and many of its other proprietary algorithms and technologies, and are fully controlled by the personal computer's host processor. All of the Company's speech co-processors contain the TrueSpeech algorithm incorporated in Windows 95. The CT8005 provides telephone and speech recording and playback functions in personal computers and in digital voice recorders, while the CT8015 is designed as a low-cost solution for use in voice-over-data modems, in wireless voice and in Internet telephony products. The CT8020 is designed for use in video telephones and video conferencing equipment and also implements all the specifications of the
G.723.1 speech compression standard for video telephony. The CT8020 also is being utilized in many Internet-based telephone applications.

    The following table sets forth the features of the personal computer speech co-processors currently offered by the Company:

               DSP GROUP'S PERSONAL COMPUTER SPEECH CO-PROCESSORS

                                                    CT8005           CT8015           CT8020
                                                ---------------  ---------------  ---------------
DSP Core Design...............................    PineDSPCore      PineDSPCore      OakDSPCore
Process Geometry (microns)....................        0.8              0.8              0.6
TrueSpeech Algorithm Data Rate, Kilobits Per                                      8.5, 6.3, 5.3,
  Second......................................        8.5              8.5           4.8 & 4.1
Features:
  Voice Mail Messaging........................        Yes              --               Yes
  Telephone Answering.........................        Yes              --               Yes
  Full Duplex Speakerphone....................        Yes              Yes              Yes
  Variable Speed Message Playback.............        Yes              --               --
  Full Duplex DSVD............................        --               Yes              Yes
  Video Conferencing..........................        --               --               Yes
  Internet Telephony..........................     Yes (HDX)           Yes              Yes

    FUTURE SPEECH AND TELEPHONY PROCESSORS. The Company is developing its next generation of TAD speech processors based on 0.35 micron technology to reduce its manufacturing costs and increase its competitiveness in the price sensitive TAD business. In addition, the Company intends to continue to enhance its existing speech and telephony processors through the addition of advanced capabilities and to develop new speech and telephony processors for emerging applications. For example, the Company intends to enhance its TAD speech processors through the addition of capabilities such as improved speech quality, full duplex speakerphone, advanced voice recognition algorithm, integrated micro processor, and integrated analog functions.

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

DSP CORE DESIGNS

    The Company's DSP core designs--PineDSPCore-Registered Trademark- and OakDSPCore-Registered Trademark---are low power, low voltage and low cost digital signal processing integrated circuit architectures with associated advanced software development tools. The Company's DSP cores and associated instruction sets are designed for general purpose applications including speech processing, speakerphone, telephony algorithms and cellular, which enables efficient processing for digital speech applications. The DSP core designs operate at both 3 volts and 5 volts and incorporate power management features for low power consumption. As digital signal processing and software migrate into high volume communication and computing products, the Company believes there will be a significant demand for low cost, low power DSP platforms. The efficient processing, flexible design and scaleable memories of the Company's DSP core designs allow the development of smaller and lower cost DSP solutions and shorten time to market for new products and product enhancements.

    The Company's DSP core designs are small, highly efficient, 16-bit, general purpose DSPs with adjacent modular RAM and ROM and general I/O blocks for flexible layout and design. Universal design rules are used in the DSP core designs to allow easy implementation across multiple semiconductor process technologies. The DSP cores, initially implemented in 1.0 micron CMOS technology, were converted into 0.8 micron CMOS technology and then were further redesigned for 0.6 micron CMOS technology to reduce cost and increase performance. The Company is currently in the process of converting the DSP cores into 0.35 micron CMOS technology. These successive cost reductions in manufacturing are aimed at reducing the product cost and increasing product performance.

    The PineDSPCore-Registered Trademark-, first introduced in 1992, was developed by the Company's VLSI designers and its software developers to efficiently process speech and telephony algorithms. During 1994, the Company announced its OakDSPCore-Registered Trademark-, an enhanced version of the PineDSPCore-Registered Trademark- that achieves a higher processing speed through improved architecture and is specifically suited for use in personal communication products and higher level processing applications, such as digital cellular telephones, high bit rate modems, DSVD modems and video telephone conferencing applications. The OakDSPCore-Registered Trademark- offers significantly improved processing features compared to the PineDSPCore-Registered Trademark-, including a higher processing speed of 80 MIPS and an advanced, more efficient instruction set. Algorithms implemented on the PineDSPCore-Registered Trademark- instruction set may also be run on the OakDSPCore-Registered Trademark-. The Company recently has started developing the next generation DSP core--the TeakDSPCore-TM-. This core will contain two arithmetic units, which will both function in parallel. This will improve the performance of a notable portion of the application. The Company is targeting this DSP core to the new cellular application standards (e.g., half rate GSM and wide band CDMA) and for advanced wire line modems (e.g., 56kbit/ second) as well as for multimedia applications (e.g., AC3, MPEG2).

    The following table shows a comparison of the Company's DSP core designs:

                          DSP GROUP'S DSP CORE DESIGNS

                                                                   PINEDSPCORE    OAKDSPCORE
                                                                   ------------  ------------
Word Length......................................................     16 bit        16 bit
Process Geometry (microns).......................................      0.5           0.35
Performance......................................................    40 MIPS       65 MIPS
Voltage..........................................................     5.0 V          3.3V
Advanced Instruction Set.........................................       --           Yes

    The Company incorporates its DSP core designs in its speech and telephony processors and also licenses them to original equipment manufacturers ("OEMs"). The Company's licensing program, introduced in 1992, enables OEMs to incorporate the Company's DSP core designs in the OEMs' products. Licensing revenues are generally recognized on shipment by the Company provided that no significant vendor or post contract support obligations remain outstanding and that collection of the resulting receivable is deemed probable. In addition, most licenses require the licensee to pay the Company ongoing per-unit royalties based on the unit shipments of the licensee's products and a monthly support fee. The timing and amount of royalties from licensing of the DSP core designs will depend on the timing of each licensee's product development and the degree of market acceptance of such licensee's product, both of which are not within the Company's control. Royalties from two DSP Core licensees have started to become meaningful in 1997.

    The following is a partial list of companies who have licensed the Company's DSP core designs and representative applications for which they are able to use the DSP core designs:

                            DSP CORE DESIGN LICENSES

LICENSEES                                              REPRESENTATIVE APPLICATIONS
------------------------------------------  --------------------------------------------------
Adaptec...................................  Disk Drives
Asahi Kasei Microsystems..................  Cordless Telephones
Atmel.....................................  ASIC, Communications
DSP Communications, Inc...................  Digital Cellular Telephones
Fujitsu...................................  ADSL, Communications
GEC Plessey...............................  Communications
Harris Semiconductor......................  Video Conferencing
Hyundai...................................  Communications
Integrated Circuit Systems................  Multimedia Boards
Kawasaki..................................  ASIC, Communications
Kenwood...................................  Audio Products
LSI Logic.................................  ASIC, Communications, DBA
NEC.......................................  Communications and Consumer Products
ROHM......................................  ASIC, Communications
Samsung...................................  ASIC, Communications and Multimedia
Siemens...................................  Digital Cellular Telephones, Communications
TDK Semiconductor.........................  Modems
TEMIC (Daimler-Benz)......................  DBA, Communications
TSMC......................................  ASIC Library
VLSI Technology...........................  ASIC, Communications
Xicor.....................................  Programmable DSP

    The Alta Group of Cadence, Mentor Graphics and Synopsys have announced the development of electronic design automation ("EDA") tools, system level design kits and software co-design and co-simulation products for systems designers that use the PineDSPCore-Registered Trademark- and OakDSPCore-Registered Trademark-. In addition, a number of independent software vendors, including VoCal Technologies and Ensigma, have announced the development of digital signal processing algorithms that operate on the PineDSPCore-Registered Trademark- and OakDSPCore-Registered Trademark- for a variety of communications and multimedia applications. The Company believes that these developments make its DSP core designs more attractive to potential OEM licensees. In addition, the Company believes that these software tools assist in the creation of the PineDSPCore-Registered Trademark- and the OakDSPCore-Registered Trademark- as industry standards, much as most ASIC vendors worldwide are in fact DSP Group licensees.

    RISC CORE

    The Company has entered into an agreement with National Semiconductors Corporation ("NSC") to become the worldwide exclusive distributor for general licensing and support of the CompactRISC core technology. The Company decided to enter the RISC market because it believes that customers use RISC cores along with DSP cores in their applications to implement control functions efficiently. The Company established this relationship with NSC to shorten the time to market for the Company's products and to make use of already proven and established technology.

    Currently, Advanced RISC Machines ("ARM") controls the RISC market. The Company estimates that the CompactRISC technology is better suited for the embedded market than ARM's products because CompactRISC is a true 16-bit machine, whereas the ARM core is a 32-bit machine with a wrapper. As such, the CompactRISC consumes less power and is less expensive in die size and memory consumption. However, ARM's brand name is prevailing and there is no assurance that the CompactRISC technology will be able to compete effectively in the market.

    The following table sets forth the key features of the CompactRISC core design:

                                                                           CR16B
                                                                       -------------
Word Length..........................................................     16 bit
Process Geometry (microns)...........................................      0.35
Performance..........................................................     50 MIPS
Voltage..............................................................  3.0 to 5.0 V

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

    The Company seeks to establish industry standards for digital speech compression technology based on its TrueSpeech algorithms for emerging speech applications in the consumer telephone and computer telephony markets. However, the establishment of industry standards depends upon the acts of third parties, which are not within the control of the Company. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that would serve as complementary application-specific DSPs to enhance the performance and functionality of personal computers using TrueSpeech. In the personal computer market, Microsoft has incorporated a TrueSpeech algorithm in Windows 95. In the video telephone market, the ITU in February 1995 established G.723.1, which is predominantly composed of a TrueSpeech algorithm, as the standard speech compression technology for video conferencing over public telephone lines. In addition to the Company's TrueSpeech algorithm, G.723.1 incorporates elements of algorithms developed by France Telecom and the University of Sherbrooke. In addition, although the ITU committee has approved the G.723.1 standard for analog telephone line, there is no assurance that the video conference market in analog line will be widely accepted, mainly due to quality of the current implementations and price issues. Furthermore, in March 1997, the International Multimedia Teleconferencing Consortium ("IMTC"), a nonprofit industry group, recommended the use of G.723.1 as the default audio coder for all voice transmissions over the Internet or for Internet Protocol ("IP") applications for
H.323 conferencing products. The IMTC membership approved this recommendation in 1997.

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

        HIGH QUALITY SPEECH. Another advantage of TrueSpeech is that it reproduces high quality speech playback with minimum distortion by selectively eliminating nonessential and background sound data without significant loss of speech quality. TrueSpeech has received high scores for speech quality from a number of independent evaluators. For example, TrueSpeech scored the highest on the ITU's intricately structured test used to numerically rate the quality of the five competing speech compression algorithms submitted for adoption as the G.723.1 standard for video telephones.

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

    The Company incorporates its TrueSpeech technology in its speech and telephony processors and also licenses TrueSpeech to computer telephony and personal computer companies for inclusion in their products. The Company's TrueSpeech licensees include Analog Devices, Cirrus Logic, Creative Labs, Dialogic, IBM, Integrated Circuit Systems, Intel, LSI Logic, Lucent, Microsoft, Netspeak, Philips, Phylon, Prodigy, Siemens, Sierra Semiconductor, Silicon Systems, Smith Micro, Texas Instruments ("TI"), Unisys, US Robotics, VDOnet and VLSI Technology. In addition, the Company has ported its TrueSpeech algorithms to certain DSP platforms offered by Analog Devices, Lucent, Motorola and TI, four leading merchant vendors of programmable DSPs. To date, the Company's royalties from TrueSpeech licenses have not been significant.

SALES, MARKETING AND DISTRIBUTION

    The Company markets and distributes its products through a direct sales and marketing organization, consisting of 22 employees, as well as through a network of distributors and independent manufacturers' representatives. A marketing and sales team located in the Company's headquarters in Santa Clara, California and in Israel pursues business with the Company's customers in North America, closely monitor new markets, trends and customer needs to shape the Company's strategic decisions. In Japan, the Company operates from a marketing and support office in Tokyo and through Tomen Electronics, a local distributor. In the rest of Asia, the Company operates through DSP Solutions Ltd., a distributor and sales representative in Hong Kong, and through manufacturers' representatives in Singapore, South Korea and Taiwan. To handle sales and distribution in Europe, the Company operates a marketing and support office located in France and has manufacturers' representatives in Denmark, Germany, Spain and Sweden. The Company's distributors are not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of one or more representatives or the failure of such parties to renew agreements with the Company upon expiration could have an adverse effect on the Company's business, financial condition and results of operations.

    In 1997, 1996 and 1995 sales to Tomen Electronics comprised 33%, 17% and 25% of total revenues respectively. In 1996, sales to Samsung comprised 11% of total revenues.

    Export sales accounted for 92%, 91% and 81% of total revenue in 1997, 1996 and 1995, respectively. Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of the Company's products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions, and the burden of complying with a variety of foreign laws. All of the Company's export sales are denominated in United States dollars. See Note 3 of the Notes to Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1997, for a summary of the Company's operations within various geographic areas.

MANUFACTURING AND DESIGN METHODOLOGY

    Since the Company's products are based on its proprietary DSP core designs, which are not dependent upon a particular foundry's library cells, these products can be manufactured at a number of independent foundries. Accordingly all of the Company's manufacturing occurs at independent foundries. The Company contracts fabrication services for speech and telephony processors from Taiwan Semiconductor Manufacturing Company ("TSMC"), Tower Semiconductor ("Tower") and Samsung Semiconductor, Inc. ("Samsung"). Under non-exclusive agreements, these independent foundries normally provide the Company with finished, packaged and tested speech processors at variable prices depending on the volume of units purchased. The Company customarily pays for fully-tested products meeting predetermined specifications. To ensure the integrity of quality assurance procedures, the Company develops detailed test procedures and specifications for each product and requires each foundry to use such procedures and specifications before shipping finished products.

    The Company plans to continue to use independent foundries to manufacture digital speech processors and other products for the consumer telephone and computer telephony markets. To obtain an adequate supply of wafers, the Company is considering various alternative production sites. The Company's reliance on independent foundries involves a number of risks such as the foundries' achievement of acceptable manufacturing yields and allocation of capacity to the Company.

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

    The principal competitive factors in the digital TAD speech processor market include price, speech quality, compression ratio, value-added features such as variable speed message playback and speakerphone, customer support and the timing of product introductions by the Company and its competitors. The Company believes that it is competitive with respect to each of these factors. Currently, the key competitive challenge for digital TADs is the relative lower cost of analog tape-based machines. The Company believes that the continuing decline in prices of digital speech processors and silicon memory devices will close the cost gap between the analog and digital solution. The Company's principal competitors in the TAD speech processor market include ISD, Lucent Microelectronics, Macronix, TI, Toshiba, Siemens and Zilog.

    The principal competitive factors in the DSP core designs market for high volume, low cost applications include such features as small size, low power, flexible I/O blocks and associated development tools. The Company's DSP core designs compete with companies such as Analog Devices, Atmel, Clarkspur Designs, SGS Thompson and Tensleep, which license DSP platforms, and Analog Devices, Lucent Microelectronics, Motorola, and TI, which sell their own complete DSP solutions (general purpose DSPs).

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

    Price competition in the markets in which the Company currently competes and proposes to compete is intense and may increase, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced and expects to continue to experience increased competitive pricing pressures for its TAD speech processors. During 1997, the Company was able to completely offset this decrease on an annual basis through manufacturing cost reductions. There can be no assurance that the Company will be able to further reduce product costs or be able to compete successfully as to price or any other of the key competitive factors.

RESEARCH AND DEVELOPMENT

    The Company believes that continued timely development and introduction of new products are essential to maintaining its competitive position. The Company currently conducts most of its product development effort in-house and at December 31, 1997 had a staff of 56 research and development personnel located in Israel. The Company also employs independent contractors to assist with certain product development and testing activities. During the years 1997, 1996 and 1995, the Company spent approximately $8.4 million, $8.5 million and $8.4 million, respectively, on research and development activities.

RELATIONSHIPS WITH AFFILIATED COMPANIES

    The Company has a $1.7 million equity investment in, and has entered into technology arrangements with, AudioCodes Ltd. ("AudioCodes"), an Israeli corporation primarily engaged in DSP-related contract engineering in connection with speech and speech algorithm technologies. The Company currently owns 29% of the capital stock of AudioCodes, a company formed in April 1993 by two former employees of DSP Group. Pursuant to an agreement between the Company and AudioCodes, the Company and AudioCodes have joint ownership of any speech compression technology developed by AudioCodes. The Company has established this relationship to complement its in-house product development efforts.

    In July 1996, the Company invested $2.0 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"), an emerging company in its product development stage located in Israel. Aptel has expertise in spread spectrum direct sequence modulation technology, which is applicable to the development of products for two-way paging systems and telemetry applications. In 1996, the Company incurred a one-time write-off of acquired in-process technology of $1.5 million. In October 1997, the Company invested approximately $176,000 in convertible debentures issued by Aptel. In December 1997, the Company converted its debentures and Aptel's shareholders (including the Company) exchanged their shares in Aptel for shares in Nexus Telecommunications Systems Ltd. ("Nexus"), an Israeli company registered and traded on the Nasdaq SmallCap Market. The Nexus shares received in the transaction are restricted from being traded until December 1998 and are presented in the Company's balance sheet at $1,226,000, which is the market value of such shares on December 31, 1997.

LICENSES, PATENTS AND TRADEMARKS

    The Company has been granted seven United States patents and has one patent pending in the United States. The Company actively pursues foreign patent protection in other countries of interest to the Company. The policy of the Company is to apply for patents or for other appropriate statutory protection when it develops valuable new or improved technology. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that any patent application filed by the Company will result in patents being issued, or that its patents, and any patents that may be issued in the future, will afford protection against competitors with similar technology; nor can there be any assurance that patents issued to the Company will not be infringed or designed around by others. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

    The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

    The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. While the Company has not been involved in any material patent or other intellectual property rights litigation to date, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that the Company will not need to assert claims against third parties to protect its proprietary technology. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing equipment manufacturers license this technology from AT&T. In the event of litigation to determine the validity of any third party claims or to protect its proprietary technology, such litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms.

    The Company has been issued registered trademarks for the use of the PineDSPCore-Registered Trademark-, OakDSPCore-Registered Trademark- and TrueSpeech trademarks. In addition the Company applied for trademarks for TeakDSPCore and PalmDSPCore.

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

BACKLOG

    At December 31, 1997, the Company's backlog was approximately $16.8 million compared with approximately $15.1 million at December 31, 1996. The Company includes in its backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and fees specified in executed licensing contracts. The Company's business in TAD speech processors is characterized by short-term order and shipment schedules. Product orders in the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

EMPLOYEES

    As of December 31, 1997, the Company had 105 employees, including 56 in research and development, 22 in marketing and sales, and 27 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with digital signal processing experience. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that its employee relations are good.

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

    POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominately from product sales and accordingly vary significantly depending on the volume and timing of product orders. The Company's quarterly operating results also depend on the timing of recognition of license fees and the level of per unit royalties. Through 1998, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licenses are totally dependent upon the success of its OEM licensees in introducing products utilizing the Company's technology and the success of those OEM products in the marketplace. Per unit royalties from TrueSpeech licensees have not been significant to date. Royalties from two DSP Core licensees have started to become meaningful in 1997.

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

    DECLINING AVERAGE SELLING PRICES AND GROSS MARGINS; DEPENDENCE ON DIGITAL TAD MARKET. The Company has experienced a decrease in the average selling prices of its TAD speech processors, but has to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. The Company experienced a significant decline in the gross margin on TADs in the second and third quarters of 1996 due to competitive market pricing pressures and delays in ongoing cost reduction efforts. Although significant cost reductions were achieved in the fourth quarter of 1996 and throughout 1997, there is no guarantee that such on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices. The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than the Company. Any inability of the Company to respond to increased price competition for its TAD speech processors or its other products through the continuing and frequent introduction of new products or reductions of manufacturing costs, or any significant delays by the Company in developing, manufacturing or shipping new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations. Sales of TAD products comprise a substantial portion of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.

    REVENUES FROM ASIA. In 1997, the Company generated approximately $19.9 million, or 39% of its total product sales, from sales to customers located in South Korea, Taiwan, Singapore and Hong Kong. While economic activity in some of these countries, most notably Korea, has been adversely affected by recent developments in local currency and banking markets, the Company believes that the effect of these developments on the Company's business is somewhat mitigated by the financial condition of many of the Company's customers in these markets, such as Daewoo, L.G. Electronics and Maxon. Many of these customers are leaders in their respective industries and conduct their business on a multinational basis. In addition, management estimates that approximately 70% of the Company's product sales generated from the Asian region in 1997 were used in end-products subsequently exported to non-Asian markets such as the United States and Europe, which represent an important source of foreign currency for these customers. The Company does not believe that economic conditions in Asia had a material effect on its 1997 revenue. The Company continues to believe that the geographic diversity of its customers and the diverse end-markets for its customers' products will continue to benefit the Company. However, in the first quarter of 1998, the Company has been experiencing a decline in the flows of orders from Southeast Asia, specifically South Korea mainly due to the general economic atmosphere in that region. If this trend continues, it may result in a decrease of the Company's backlog at the end of the first quarter of 1998. There can be no assurance that continued negative developments in the Asian region will not have an adverse effect on the Company's future operating performance.

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

    RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at December 31, 1997, 76 of the Company's 105 employees were located in Israel, including all 56 research and development personnel. In addition, although the Company is incorporated in Delaware, the majority of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1996 and 1997 was 10.6% and 7.0%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facility. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    DEPENDENCE UPON ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH. The Company's prospects are partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and personal computer markets. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for the Company to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors. In February 1995, the ITU established G.723.1, which is predominately composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines.

    INTELLECTUAL PROPERTY. As is typical in the semiconductor and software industries, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T, Lucent Microelectronics, NTT and VoiceCraft have recently asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by these entities and have requested that video conferencing equipment manufacturers license such technology from them. If it appears necessary or desirable, the Company may seek licenses under such patents or intellectual property rights that it is allegedly infringing. Although holders of such intellectual property rights commonly offer such licenses, no assurances can be given that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license for key intellectual property rights from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products utilizing the technology. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's business, financial position or results of operations.

    YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The year 2000 problem is pervasive and complex as virtually every company's computer operation will be affected in some way. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management believes that Year 2000 compliance expenses will not have an adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

    ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court allowed plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports. Plaintiffs chose not to amend their complaint after the March 7, 1997 order. On November 5, 1997, the parties reached an agreement in principle to settle this litigation. The proposed settlement requires that the Company fund approximately $50,000 of the settlement amount to fulfill the retention amounts under the Company's insurance policy. The proposed settlement is subject to the execution of a stipulation of settlement and court approval.

    POSSIBLE VOLATILITY OF STOCK PRICE. The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

ITEM 2.  PROPERTIES.

    The Company's operations in the United States are located in an approximately 15,700 square foot leased facility in Santa Clara, California. This facility houses the Company's marketing and support, North American sales, operations, manufacturing coordination and administrative personnel. This facility is leased through December 1999. In August 1997, the Company's subsidiary, DSP Semiconductors (Israel), Ltd. moved to a facility in Herzlia Pituach, Israel with approximately 27,000 square feet pursuant to a lease ending in May 2002. In August 1997, DSP Semiconductors (Israel), Ltd. signed an additional lease agreement for office space in Omer (located in the south of Israel), for 840 square feet through September 1999.

ITEM 3.  LEGAL PROCEEDINGS.

    In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts, and also permitted plaintiffs to amend their complaint as to their claim that the Company was responsible for the statements contained in analysts' reports. Plaintiffs chose not amend their complaint after the March 7, 1997 order. On November 5, 1997, the parties reached an agreement in principle to settle this litigation. The proposed settlement requires that the Company fund approximately $50,000 of the settlement amount to fulfill the retention amounts under the Company's insurance policy. The proposed settlement is subject to the execution of a stipulation of settlement and court approval.

    On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against the Company. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by the Company in connection with the Company's termination of the Sales Representative Agreement between BEKA and the Company. The complaint seeks an unspecified amount of damages. The Company filed an answer to the complaint on April 14, 1997, denying all causes of action. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The section labeled "Price Range of Common Stock" appearing on page 18 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The section labeled "Selected Consolidated Financial Data" appearing on page 17 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 19 through 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and related notes and independent auditors report appearing on pages 25 through 46 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

    The section labeled "Quarterly Data" appearing on page 17 of the Registrant's Annual Report to Stockholders for the years ended December 31, 1996 and 1997 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The section labeled "Directors, Executive Officers and Key Personnel" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 19, 1998 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The section labeled "Executive Compensation and Other Information" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 19, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The section labeled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 19, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section labeled "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 19, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

    1.  INDEX TO FINANCIAL STATEMENTS.

    The following financial statements and related notes and auditor's report are included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and are incorporated herein by reference pursuant to
Item 8.

                                                                                                     PAGE IN 1997
                                                                                                     ANNUAL REPORT
DESCRIPTION                                                                                         TO STOCKHOLDERS
--------------------------------------------------------------------------------------------------  ---------------

Consolidated Balance Sheets as of December 31, 1997 and 1996......................................         26-27

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995............            25

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and
 1995.............................................................................................         28-29

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995........         30-31

Notes to Consolidated Financial Statements........................................................         32-46

Report of Ernst & Young LLP, Independent Auditors.................................................            47

    2.  INDEX TO FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedules and related auditor(1)s report are filed as part of this Annual Report on Form 10-K:

                                                                                               PAGE IN THIS
                                                                                               ANNUAL REPORT
DESCRIPTION                                                                                    ON FORM 10-K
---------------------------------------------------------------------------------------  -------------------------

Schedule II: Valuation and Qualifying Accounts.........................................  (included at page 32)

Consent of Ernst & Young LLP, Independent Auditors.....................................  Exhibit 23.1
                                                                                         (included at page 30)

Consent of Almagor & Co., Independent Auditors.........................................  Exhibit 23.2
                                                                                         (included at page 31)

    All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.  LIST OF EXHIBITS:

EXHIBIT
NUMBER                                DESCRIPTION
------ --------------------------------------------------------------------------
  3.1  Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant's Registration Statement on Form S-1, file no.
         33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

  3.2 Bylaws (filed as Exhibit 3.2B to the Registrant's Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

  3.3  Amendment to Registrant's Bylaws, dated March 30, 1995 (filed as Exhibit
         3.2.c to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

  3.4 Certificate of Determination of Preference of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6, 1997 (filed as Exhibit 3.1 to the Registrant's
         Current Report on Form 8-K filed on June 6, 1997).

  3.5  Rights Agreement, dated as of June 5, 1997, between the Registrant and
         Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 6, 1997).

  3.6  Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant's
         Current Report on Form 8-K filed on June 6, 1997).

  3.7  Amendment to Registrant's Bylaws, dated November 3, 1997.

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


EXHIBIT
NUMBER                              DESCRIPTION
------ --------------------------------------------------------------------------
 10.6  Technology Assignment and License Agreement, dated January 7, 1994, by and between the Registrant and DSP Telecommunications, Ltd. (filed as
         Exhibit 10.24 to the Registrant's Registration Statement on Form S-1,
         file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

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

 10.10 Severance and Consulting Agreement, dated as of May 6, 1996, by and between the Registrant and Eli Porat (filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1996, and incorporated herein by reference).

 10.11 Severance Agreement, dated June 8, 1996, by and between the Registrant and
         Karin Pitcock (filed as Exhibit 10.1 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

 10.12 Share Purchase and Shareholders Agreement, dated July 4, 1996, by and among Aptel Ltd., the shareholders named therein, and DSP Semiconductors
         Ltd. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

 10.13 Employment Agreement, dated April 22, 1996, by and between the Registrant and Eli Ayalon (filed as Exhibit 10.3 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

 10.14 Severance and Consulting Agreement, dated as of October 25, 1996, by and between the Registrant and John Goldsberry (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996, and incorporated herein by reference).

 10.15 Employment Severance and Consulting Agreement, dated as of December 2,
         1996, by and between the Registrant and Mike Hoberg (filed as Exhibit
         10.23 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996, and incorporated herein by reference).

 10.16 Assignment and Assumption Agreement, dated October 9, 1996, by and between the Registrant and Dialogic Corporation, relating to the Registrant's facility located at 3120 Scott Boulevard in Santa Clara, California
         (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).



EXHIBIT
NUMBER                                 DESCRIPTION
------ --------------------------------------------------------------------------
 10.17 Sublease, dated October 18, 1996, as amended on December 4, 1996, by and between Dialogic Corporation and the Registrant, relating to the
         Registrant's facility located at 3120 Scott Boulevard in Santa Clara,
         California (filed as Exhibit 10.25 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

 10.18 Employment Agreement, dated February 24, 1997, by and between the
         Registrant and Avi Basher (filed as Exhibit 10.26 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

 10.19 Employment Agreement, dated June 1, 1996, by and between the Registrant and Moshe Shahaf (filed as Exhibit 10.27 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

 10.20 Rescission Agreement, dated as of August 15, 1996, by and between the Registrant and Igal Kohavi (filed as Exhibit 10.28 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

 10.21 Service Agreement, dated as of August 15, 1996, by and between DSP
         Semiconductors, Ltd. and Niko Consulting and Management (1995) Ltd.
         (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

 10.22 Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and
         Gav-Yam Lands Company Ltd., relating to the property located on Shenkar
         Street, Herzlia Pituach, Israel (filed as Exhibit 10.1 to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997, and incorporated herein by reference).

 10.23 Agreement, dated August 18, 1997, by and between DSP Semiconductors Ltd.
         and Aptel Ltd (filed as Exhibit 10.2 to the Registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

 10.24 Employment Agreement with Igal Kohavi, dated as of June 1, 1997.

 10.25 CompactRISC Technology License Agreement, dated as of September 29, 1997, by and between DSP Semiconductors Ltd. and National Semiconductor
         Corporation.

 10.26 Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997.

 10.27 Amendment to Employment Agreement with Igal Kohavi, dated as of November 3, 1997.

 10.28 Amendment to 1993 Directors Stock Option Plan, as adopted November 3,
         1997.

 11    Statements regarding computation of per share earnings (included at page
         28).

 13    Portions of the Annual Report to Stockholders for the year ended December
         31, 1997.

 21    Subsidiaries of the Registrant (included at page 29).

 23.1  Consent of Ernst & Young LLP, Independent Auditors (included at page 30).


EXHIBIT
NUMBER                                 DESCRIPTION
------ --------------------------------------------------------------------------
 23.2  Consent of Almagor & Co., Independent Auditors (included at page 31).

 27.1  Financial Data Schedule for the fiscal year ended December 31, 1997.

 27.2  Restated Financial Data Schedule for the quarter ended September 30, 1997.

 27.3  Restated Financial Data Schedule for the quarter ended June 30, 1997.

 27.4  Restated Financial Data Schedule for the quarter ended March 31, 1997.

 27.5  Restated Financial Data Schedule for the fiscal year ended December 31, 1996.

 27.6  Restated Financial Data Schedule for the quarter ended September 30, 1996.

 27.7  Restated Financial Data Schedule for the quarter ended June 30, 1996.

 27.8  Restated Financial Data Schedule for the quarter ended March 31, 1996.

 27.9  Restated Financial Data Schedule for the fiscal year ended December 31, 1995.

 99.1  Auditor's Report of Almagor & Co., Certified Public Accountants (Israel)

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated June 5, 1997, relating to the adoption of the Stockholder's Rights Agreement, pursuant to which one preferred share purchase right was distributed for each outstanding share of Common Stock of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DSP GROUP, INC.

                                By:  /s/ ELIYAHU AYALON
                                     ---------------------------------------
                                     Eliyahu Ayalon
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     (PRINCIPAL EXECUTIVE OFFICER)

                                Date: March 31, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ IGAL KOHAVI
------------------------------  Chairman of the Board         March 31, 1998
         Igal Kohavi

                                President, Chief Executive
      /s/ ELIYAHU AYALON          Officer and Director
------------------------------    (Principal Executive        March 31, 1998
        Eliyahu Ayalon            Officer)

                                Vice President of Finance,
                                  Chief Financial Officer
        /s/ AVI BASHER            and Secretary (Principal
------------------------------    Financial Officer and       March 31, 1998
          Avi Basher              Principal Accounting
                                  Officer)

     /s/ SAMUEL L. KAPLAN
------------------------------  Director                      March 31, 1998
       Samuel L. Kaplan

      /s/ MILLARD PHELPS
------------------------------  Director                      March 31, 1998
        Millard Phelps

       /s/ YAIR SHAMIR
------------------------------  Director                      March 31, 1998
         Yair Shamir


                                                                      EXHIBIT 11

                                  DSP GROUP, INC.
                  STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1997       1996        1995
                                                 --------   --------    --------
 Numerator:

      Net income . . . . . . . . . . . . .        $11,034     $5,979      $7,211
                                                 --------    -------     -------
                                                 --------    -------     -------
 Denominator:

      Weighted average number of common
           shares outstanding during the
           period used to compute basic
           earnings per share  . . . . . .          9,736      9,510       9,352

      Incremental shares attributable to
           exercise of outstanding options
           (assuming proceeds would be used
           to purchase treasury stock) . .            467         71         306
                                                 --------    -------     -------

      Weighted average number of shares of
           common stock used to compute
           diluted earnings per share . . . .      10,203      9,581       9,658
                                                 --------    -------     -------
                                                 --------    -------     -------

 Net income per share -- basic . . . . . .          $1.13      $0.63       $0.77
                                                 --------    -------     -------
                                                 --------    -------     -------

 Net income per share -- diluted . . . . .          $1.08      $0.62       $0.75
                                                 --------    -------     -------
                                                 --------    -------     -------


                                                                      EXHIBIT 21


                                LIST OF SUBSIDIARIES


                  NAME OF SUBSIDIARY          JURISDICTION OF INCORPORATION
           ---------------------------        -----------------------------
           1.   Nihon DSP K.K.                            Japan

           2.   DSP Semiconductors Ltd.                   Israel

           3.   DSP Group Europe SARL                     France


                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of DSP Group, Inc. of our report dated January 23, 1998 (except for Note 9, as to which the date is January 27, 1998), included in the 1997 Annual Report to Stockholders of DSP Group, Inc.

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

    We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-83456 and 33-87390) pertaining to the 1991 Employee and Consultant Stock Plan, the 1991 DSP Group, Inc. Israeli Stock Option Plan, the 1993 Director Stock Option Plan, and the 1993 Employee Stock Purchase Plan of our report dated January 23, 1998 (except for Note 9, as to which the date is January 27, 1998), with respect to the consolidated financial statements and schedules incorporated herein by reference or included in this Annual Report (Form 10-K) for the year ended December 31, 1997.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
March 27, 1998

                                                                    EXHIBIT 23.2

            CONSENT OF ALMAGOR & CO. CPA (ISR), INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of DSP Group, Inc., of our report dated January 22, 1998 on the financial statements of DSP Semiconductors, Ltd. as of December 31, 1997 and for the year then ended, not included in the 1997 Annual Report to Stockholders of DSP Group, Inc.

    We also consent to the incorporation by reference in the Registration Statements (Form S-8 33-83456 and 33-87390) pertaining to the 1991 Employee and Consultant Stock Plan, the 1991 DSP Group, Inc. and Israeli Stock Option Plan, the 1993 Directors Stock Option Plan, and the 1993 Employee Stock Purchase Plan of our report dated January 22, 1998 on the financial statements of DSP Semiconductors Ltd. as of December 31, 1997 and for the year ended, not included in the 1997m Annual Report and Stockholders of DSP Group, Inc.

                                          /s/ ALMAGOR & CO.
                                          Certified Public Accountants (Israel)

Tel Aviv, Israel
March 27, 1998

                                                                    SCHEDULE II

                                DSP GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                               CHARGED TO
                                                              BALANCE AT     (DEDUCTED FROM)
                                                             BEGINNING OF         COSTS                      BALANCE AT
                       DESCRIPTION                              PERIOD        AND EXPENSES     DEDUCTION    END OF PERIOD
----------------------------------------------------------  ---------------  ---------------  -----------  ---------------
Year ended December 31, 1995:
  Allowance for doubtful accounts.........................     $     150        $      15      $       3      $     162
  Sales returns reserve...................................           254              296            269            281

Year ended December 31, 1996:
  Allowance for doubtful accounts.........................           162               60            151             71
  Sales returns reserve...................................           281              245            149            377

Year ended December 31, 1997:
  Allowance for doubtful accounts.........................            71               60             61             70
  Sales returns reserve...................................           377              345            600            122