Form 10-Q
period 1998-03-31
DSP GROUP INC /DE/
filed 1998-05-13
CIK 915778

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

         (Mark One)

        (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended  March 31, 1998
                                                   --------------
                                         or

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

As of April 30, 1998 there were 9,916,994 shares of Common Stock ($.001 par value per share) outstanding.

                                       INDEX

                                  DSP GROUP, INC.

                                                                     Page No.
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets -- March 31, 1998
             and December 31, 1997 . . . . . . . . . . . . . . . . . . . .   3

          Condensed consolidated statements of income -- Three months
             ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . .   4

          Condensed consolidated statements of cash flows -- Three
             months ended March 31, 1998 and 1997  . . . . . . . . . . . .   5

          Condensed consolidated statements of Stockholders' Equity --
             Three months ended March 31, 1998   . . . . . . . . . . . . .   6

          Notes to condensed consolidated financial statements --
             March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . .   7


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . .  12


PART II.   OTHER INFORMATION
----------------------------

Item 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . .  19
Item 2.      Changes in Securities . . . . . . . . . . . . . . . . . . . .  20
Item 3.      Defaults upon Senior Securities . . . . . . . . . . . . . . .  20
Item 4.      Submission of Matters to a Vote of Security Holders . . . . .  20
Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . .  20
Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  20


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
                                                         DSP GROUP, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (In thousands)

                                                      MARCH  31,    DECEMBER 31,
                                                        1998           1997
                                                     ---------     ----------
ASSETS                                              (Unaudited)         (Note)
CURRENT ASSETS:
  Cash and cash equivalents                           $  6,270       $  7,325
  Marketable securities                                 57,977         58,619
  Accounts receivable, net                               4,751          3,594
  Inventories                                            3,502          4,116
  Deferred income taxes                                  2,850          2,850
  Prepaid expenses and other                             1,979          1,441
                                                      --------       --------
TOTAL CURRENT ASSETS                                    77,329         77,945

Property and equipment, at cost:                         9,294          9,010
  Less accumulated depreciation and amortization        (5,877)        (5,522)
                                                      --------       --------
                                                         3,417          3,488

Other investments, net of accumulated amortization       2,905          2,935
Other assets                                               150            150
Deferred income taxes                                      650            650
                                                      --------       --------
TOTAL ASSETS                                          $ 84,451       $ 85,168
                                                      --------       --------
                                                      --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  2,788       $  3,319
  Other current liabilities                              6,063          7,679
                                                      --------       --------
TOTAL  CURRENT LIABILITIES                               8,851         10,998

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common Stock                                              10             10
  Additional paid-in capital                            74,128         74,418
  Unrealized gain on marketable equity security          1,086          1,050
  Retained earning (deficit)                             1,903         (1,308)
  Treasury stock at cost                                (1,527)            --
                                                      --------       --------
TOTAL STOCKHOLDERS' EQUITY                              75,600         74,170
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 84,451       $ 85,168
                                                      --------       --------
                                                      --------       --------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                  DSP GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share amounts)

                                                          THREE MONTHS ENDED
                                                               MARCH 30,
                                                      ------------------------
                                                         1998          1997
                                                      ---------     ----------
REVENUES:
  Product sales                                       $ 13,401       $ 11,898
  Licensing, royalties and other                         2,275          2,280
                                                      --------       --------
TOTAL REVENUES                                          15,676         14,178

COST OF REVENUES:
  Cost of product sales                                  7,727          7,530
  Cost of licensing, royalties and other                    66            343
                                                      --------       --------
TOTAL COST OF REVENUES                                   7,793          7,873
                                                      --------       --------
GROSS PROFIT                                             7,883          6,305

OPERATING EXPENSES:
  Research and development                               2,028          1,941
  Sales and marketing                                    1,313          1,256
  General and administrative                             1,092          1,079
                                                      --------       --------
TOTAL OPERATING EXPENSES                                 4,433          4,276
                                                      --------       --------
OPERATING INCOME                                         3,450          2,029

OTHER INCOME (EXPENSE):
  Interest and other income                                940            610
  Interest expense and other                               (42)           (63)
  Equity in income (loss) of
  equity method investees, net                             (66)          (204)
                                                      --------        -------
INCOME BEFORE PROVISION FOR INCOME TAXES                 4,282          2,372

Provision for income taxes                               1,071            356
                                                      --------       --------
NET INCOME                                            $  3,211       $  2,016
                                                      --------       --------
                                                      --------       --------

NET INCOME PER SHARE:
  Basic                                               $   0.32       $   0.21
  Diluted                                             $   0.31       $   0.21
SHARES USED IN PER SHARE COMPUTATIONS:
  Basic                                                 10,080          9,559
  Diluted                                               10,387          9,686




See notes to condensed consolidated financial statements.

                                   DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (In thousands)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -----------------------
                                                          1998           1997
                                                      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $    404       $  2,081

INVESTING ACTIVITIES
  Purchase of available-for-sale
    marketable securities                              (25,069)       (12,766)
  Sale of available-for-sale marketable securities      25,711         16,041
  Purchases of equipment                                  (284)          (543)
  Sale of equipment                                         --            118
                                                      --------       --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                358          2,850
                                                      --------       --------
  FINANCIAL ACTIVITIES
  Sale of Common Stock for cash upon
    exercise of options and employee
    stock purchase plan                                    569            121
  Purchase of treasury stock                            (2,386)            --
                                                      --------       --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (1,817)           121
                                                      --------       --------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    $ (1,055)      $  5,052
                                                      --------       --------
                                                      --------       --------




See notes to condensed consolidated financial statements.

                                  DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)
                                   (In thousands)


                                                                       RETAINED
THREE MONTHS ENDED                                     ADDITIONAL      EARNINGS                      OTHER         TOTAL
  MARCH 31, 1998                  COMMON     STOCK       PAID-IN    (Accumulated    TREASURY     COMPREHENSIVE  STOCKHOLDERS'
                                  SHARES    AMOUNT       CAPITOL       Deficit)   STOCK AT COST      INCOME        EQUITY
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1997      10,094       $10       $74,418      $ (1,308)              --      $1,050      $ 74,170
  Unrealized gain on
   marketable security                --        --            --            --               --          36            36
  Net income                          --        --            --         3,211               --          --         3,211
  Comprehensive income                                                                                              3,247
  Exercise of Common Stock
   options by employees               44        --          (406)           --              859          --           453
  Sale of Common Stock under
   employee stock purchase                                                  --                           --
   plan                               13        --           116                             --                       116
Purchase of Treasury stock           (99)       --            --            --           (2,386)         --        (2,386)
                               ----------------------------------------------------------------------------------------------
Balance at March 31, 1998         10,052       $10       $74,128      $  1,903           (1,527)     $1,086      $ 75,600
                               ----------------------------------------------------------------------------------------------



THREE MONTHS ENDED
  MARCH 31, 1997
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1996       9,540       $10       $66,781      $(12,342)              --      $   --      $ 54,449
  Net income                          --        --            --         2,016               --          --         2,016
  Exercise of Common Stock
   options by employees               11        --            37            --               --          --            37
  Sale of Common Stock under
   employee stock purchase                                                  --                           --
   plan                               12        --            85                             --                        85
                               ----------------------------------------------------------------------------------------------
Balance at March 31, 1997          9,563       $10       $66,903      $(10,326)              --      $   --      $ 56,587
                               ----------------------------------------------------------------------------------------------

                                  DSP GROUP,  INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):


                                               March 31,        December 31,
                                                1998                1997
                                              -------             -------
               Work-in-process                   $57                 $16
               Finished goods                  3,445               4,100
                                              ------              ------
                                              $3,502              $4,116
                                              ------              ------
                                              ------              ------

                                  DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE C - NET  INCOME PER SHARE

Basic net income per share is based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net income per share further includes the effect of dilutive stock options outstanding during the period. The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):


                                                   Three months ended
                                                        March 31
                                              -----------------------------
                                                1998                1997
                                              -----------------------------
     Numerator:
      Net income                              $3,211              $2,016
                                              ------              ------
                                              ------              ------
     Denominator:

      Weighted average number of Shares of
        Common Stock outstanding during the
        period used to compute basic
        earnings per share                    10,080               9,559
      Incremental shares attributable to
        exercise of outstanding options
        (assuming proceeds would be used
        to purchase treasury stock)              307                 127
                                              ------              ------

      Weighted average number of shares of
       Common Stock used to compute diluted
       earnings per share                     10,387               9,686

                                              ------              ------
                                              ------              ------
     Basic net income per share                $0.32               $0.21
                                              ------              ------
                                              ------              ------
     Diluted net income per share              $0.31               $0.21
                                              ------              ------
                                              ------              ------

                                DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):


                                             March 31,         December 31,
                                                1998               1997

                                             -------             -------
     Corporate obligations                   $46,188             $53,270
     Government and other
        agency's obligations                  11,976               6,002
                                             -------             -------
                                             $58,164             $59,272
                                             -------             -------
                                             -------             -------
     Amounts included in
        marketable securities                $57,977             $58,619
     Amounts included in
        cash and cash equivalents                187                 653
                                             -------             -------
                                             $58,164             $59,272
                                             -------             -------
                                             -------             -------


At March 31, 1998 and at December 31, 1997, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended March 31, 1998 and 1997, were not significant. The amortized cost of available-for-sale debt securities at March 31, 1998, by contractual maturities, is shown below (in thousands):


                                            Amortized cost
                                            --------------

Due in one year or less                          $15,014
Due after one year to twenty four months          43,150
                                                 -------
                                                 $58,164
                                                 -------
                                                 -------


NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

                                  DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE F - SIGNIFICANT CUSTOMERS

Product sales to a distributor accounted for 51% and 21% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The loss of one or more major distributors or customers could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE G - OTHER INVESTMENTS

Other investments are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in research, development, production and marketing of voice communication products. In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of the Company and, as a result, the Company's equity ownership interest in AudioCodes was diluted from approximately 35% to approximately 29%. The Company also has an option to purchase up to an additional 5% of the outstanding stock of AudioCodes. The condensed consolidated statements of income for the three months ended March 31, 1998 and 1997, include a $66,000 and $21,000 equity loss, respectively, in the Company's investment in AudioCodes.

Aptel Ltd. and Nexus Telecommunications Systems Ltd.: In July 1996, the Company invested $2.0 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"), an Israeli company. In connection with the investment, the Company incurred a one-time write-off of acquired in-process technology of $1.5 million. In October 1997, the Company invested approximately $176,000 in convertible debentures issued by Aptel. In December 1997, the Company converted its debentures into equity and Aptel's shareholders (including the Company) exchanged their shares in Aptel for common shares of Nexus Telecommunications Systems Ltd. ("Nexus"), an Israeli company registered and traded on the Nasdaq SmallCap Market. In April 1998, the Company sold all of its Nexus shares in a private transaction and realized a pre-tax gain of approximately $1.1 million.


NOTE H- REPURCHASE OF COMPANY'S COMMON STOCK

On January 27, 1998, the Company announced that its Board of Directors had authorized management to repurchase up to 1,000,000 shares of the Company's Common Stock from time to time on the open-market or in privately negotiated transactions. In the first quarter ended March 31, 1998, the Company repurchased approximately 99,000 shares of its Common Stock at an average price of $24.10 per share.

                                  DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE I - DEFERRED REVENUE

During the first quarter of 1998, the Company successfully finalized testing on a certain TAD chip shipped to a customer in the third and fourth quarters of fiscal 1997. Accordingly, in the first quarter ended March 31, 1998, the Company recorded approximately $2,180,000 of revenue and approximately $1,208,000 of related inventory cost, which had been previously deferred at December 31, 1997.


NOTE J- CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties. The Company is unable to foresee the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend their complaint. On November 5, 1997, the parties reached an agreement in principle to settle this litigation and have executed a stipulation of settlement subject to court approval. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the lawsuit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


TOTAL REVENUES. Total revenues increased to $15.7 million in the first quarter of 1998 from $14.2 million in the first quarter of 1997 due primarily to increased revenues for the Company's TAD speech processors, especially those utilizing flash memory.

In the first quarter of 1998, the Company recorded approximately $2.2 million of revenue and approximately $1.2 million of related inventory cost, which had been previously deferred at December 31, 1997, as the Company had not yet finalized testing on a certain TAD chip shipped to a customer during 1997.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia, as well as license fees on DSP core designs, represented 94% and 88% of total revenues for the three months ended March 31, 1998 and 1997, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor), accounted for 51% and 21% of total revenues for the three months ended March 31, 1998 and 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 50% in the first quarter of 1998 from 44% in the first quarter of 1997. The increase in gross profit primarily is due to the increase in product gross margin. Product gross profit as a percentage of product sales increased to 42% in the first quarter of 1998 compared to 37% in the first quarter of 1997 primarily due to lower costs of manufactured products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased slightly to $2.0 million in the first quarter of 1998 from $1.9 million in the first quarter of 1997 primarily due to an increase in engineering personnel as compared to the same period in 1997, and additional tapeouts for new and enhanced products. However, such expenses were partially offset by a reduction in the use of subcontractors for the research and development team.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.3 million in each of the first quarters of 1998 and 1997. Salaries and fringe benefits increased in the first quarter of 1998 compared to 1997, but were offset by lower sales commissions and lower consulting costs. Sales and marketing expenses as a percentage of total revenues slightly decreased to 8% in the first quarter of 1998, compared to 9% in the first quarter of 1997. The decline is due to revenues increasing at a higher rate than expenses for the quarter ended March 31, 1998 as compared to the same quarter last year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.1 million in each of the first quarters of 1998 and 1997. These expenses as a percentage of total revenues slightly decreased to 7% in the first quarter of 1998, compared to 8% in the comparable period of 1997. The decline is due to an increase in total revenues in the first quarter of 1998 compared to the first quarter of 1997.

OTHER INCOME (EXPENSE) - NET. Interest and other income (expense), net was $898,000 for the three months ended March 31, 1998, compared to $547,000 for the three months ended March 31, 1997. The increase was primarily the result of higher levels of cash equivalents and marketable securities in 1998 as compared with 1997.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET.  Equity in income
(loss) of equity method investees was a $66,000 loss for the first quarter of 1998 as compared to a $204,000 loss in the first quarter of 1997. The condensed consolidated statements of income for the first quarter of 1997 include a $183,000 equity loss for the Company's proportionate share of the results of operations of Aptel, and a loss of $21,000 for the Company's equity basis in AudioCodes. In December 1997, Aptel's shareholders, including the Company, exchanged their shares in Aptel for common shares of Nexus. The Company's investment in Nexus was accounted for using the cost method. As a result, the Company's results of operations for the first quarter of 1998 do not include any equity earnings (losses) pertaining to Aptel or Nexus. See also Note G - Other Investments.

PROVISION FOR INCOME TAXES. In 1998 and 1997, the Company benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.


LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES. During the three months ended March 31, 1998, the Company generated $405,000 of cash and cash equivalents from its operating activities as compared to $2.1 million during the first three months ended March 31, 1997. This decrease in the first quarter of 1998 from the same period in 1997 was attributed primarily to the non-cash effects of recognizing deferred revenue and the use of cash to decrease accounts payable and accrued compensation and benefits in the first quarter of 1998, even though the Company experienced an increase in net income.

INVESTING ACTIVITIES. The Company invests excess cash in marketable securities of varying maturity, depending on its projected cash needs for operations, capital expenditures and other business purposes. In the first three months of 1998, the Company purchased $25.1 million and sold $25.7 million of investments classified as marketable securities. Capital equipment additions in the first three months of 1998 totaled $284,000, primarily for computer equipment and software.

FINANCING ACTIVITIES. During the three months ended March 31, 1998, the Company received $569,000, upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In the first quarter of 1998, the Company repurchased approximately 99,000 shares of its Common Stock, at an average price of $24.10, totaling $2,386,000.

At March 31, 1998, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $6.2 million and marketable securities of $58.0 million. The Company's working capital at March 31, 1998 was $68.5 million.

The Company believes that its current cash, cash equivalent and marketable securities will be sufficient to meet its cash requirements through at least the next twelve months. In January 1998, the Company announced a stock repurchase program pursuant to which up to 1,000,000 shares of its Common Stock may be acquired in the open market or in privately negotiated transactions. Accordingly, the Company will use part of its available cash for this purpose. As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions. See "Factors Affecting Future Operating Results -- Acquisition Strategy."

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


POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominantly from product sales and accordingly vary significantly depending on the volume and timing of product orders. In addition, the Company's quarterly operating results depend on the timing of the recognition of license fees and the level of per unit royalties. Through 1998, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than by per unit royalties. The uncertain timing of such license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licensees are completely dependent upon the success of its original equipment manufacturer ("OEM") licensees in introducing products utilizing the Company's technology and the success of those OEM products in the marketplace. Royalties from two DSP Core licensees have started to become meaningful in 1997.

     The Company's quarterly operating results may also fluctuate significantly as demand for TADs varies during the year due to seasonal customer buying patterns, and as a result of other factors, such as the mix of products sold; fluctuations in the level of sales by OEMs and other vendors of products incorporating the Company's products; the timing of new products introductions by the Company or its customers, licensees or competitors; changes in general economic conditions, including the changing economics conditions in Southeast Asia and other factors, including those documented elsewhere in this quarterly report.

     RECENT DEVELOPMENTS - REVENUES FROM ASIA. In 1997, the Company generated approximately 39% of its total product sales, from sales to customers located in South Korea, Taiwan, Singapore and Hong Kong. While economic activity in some of these countries, most notably South Korea, has been adversely affected by recent developments in local currency and banking markets, the Company believes that the effect of these developments on the Company's business is somewhat mitigated by the financial condition of many of the Company's customers in these markets, such as Daewoo, L.G. Electronics and Maxon. Many of these customers are leaders in their respective industries and conduct their business on a multinational basis. In addition, management estimates that approximately 70% of the Company's product sales generated from the Asian region in 1997 were used in end-products subsequently exported to non-Asian markets such as the United States and Europe, which represent an important source of foreign currency for these customers. The Company continues to believe that the geographic diversity of its customers and the diverse end-markets for its customers' products will continue to benefit the Company. In the first quarter of 1998, the Company experienced a decline in the flow of orders from Southeast Asia, primarily South Korea, mainly due to the general economic uncertainty in that region, which was primarily offset by increased orders from Japan and Europe, resulting in a decrease in the Company's backlog. If this trend in the Asian economic market continues, it may result in a further decrease of the Company's backlog at the end of the second quarter. There can be no assurance that continued negative developments in the Asian region will not have an adverse effect on the Company's future operating performance.


PRICE COMPETITION. The Company has experienced and is experiencing a continued decrease in the average selling prices of its TAD speech processors. During 1997, the Company was able to offset this decrease on an annual basis through manufacturing cost reductions. However, any inability of the Company to respond to increased price competition for these and other products through the continuing and frequent introduction of new products or reductions of manufacturing costs would have a material adverse effect on the Company's business, financial condition and results of operations. The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, selling and distribution resources and management expertise than the Company. Sales of TAD products comprise a substantial part of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at March 31, 1998, 82 of the Company's 109 employees were located in Israel, including 100% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, a majority of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which Israel is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. The rate of inflation in Israel for the first three months of 1998 and 1997, respectively, was 0.1% and 2.6%. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


DEPENDENCE ON INDEPENDENT FOUNDRIES. All of the Company's integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company's increasing business, the Company is and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs in a timely manner. The Company believes that it now has sufficient foundry capacity through 1998. Revenues could be materially and adversely affected, however, should any of these foundries fail to meet the Company's request for products due to a shortage of production capacity, process difficulties or low yield rates.


RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of certain of these sources could have an adverse effect on the Company's business and results of operations due to customers delay or discontinuance of orders for the Company's products until such components are available.


INTELLECTUAL PROPERTY. As is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license such technology from AT&T. Other organizations including Lucent Microelectronics, NTT and VoiceCraft recently have raised public claims that they also have patents related to the G.723.1 technology. If it appears necessary or desirable, the Company may seek licenses under such patents or intellectual property rights that it is allegedly infringing. Although holders of such intellectual property rights commonly offer such licenses, no assurances can be given that licenses will be offered or that terms of any offered licenses will be acceptable to the Company. The failure to obtain a license for key intellectual property rights from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products utilizing the technology. However, the Company in its licensing activities represents only the four co-developers' patents and intellectual property rights as they relate to the G.723.1 technology. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations, or cash flows.

YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every Company's computer operation will be effected in some way.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the Company's systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management believes that Year 2000 compliance expenses will not have an adverse effect on the Company's earnings. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.


ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court allowed plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend their complaint. On November 5, 1997, the parties reached an agreement in principle to settle this litigation and have executed a stipulation of settlement subject to court approval. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the lawsuit.

POSSIBLE VOLATILITY OF STOCK PRICE. The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs have chosen not to amend their complaint. On November 5, 1997, the parties reached an agreement in principle to settle this litigation and have executed a stipulation of settlement subject to court approval. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the lawsuit.

On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against the Company. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by the Company in connection with the Company's termination of the Sales Representative Agreement between BEKA and the Company. The complaint seeks an unspecified amount of damages. The parties have agreed to nonbinding mediation, scheduled for May
22, 1998. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DSP GROUP, INC.
(Registrant)



By     /s/ Avi Basher
    ------------------------------------------------------------------------
Avi Basher, Vice President of Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)


Date: May 13, 1998

                                   EXHIBIT INDEX


Exhibit 27.1   Financial Data Schedule