Form 10-Q
period 1998-06-30
DSP GROUP INC /DE/
filed 1998-08-14
CIK 915778

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

           (Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of July 31, 1998 there were 9,816,917 shares of Common Stock ($.001 par value per share) outstanding.

                                       INDEX

                                  DSP GROUP, INC.

                                                                      Page No.
PART I.   FINANCIAL INFORMATION
-----------------------------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets-June 30, 1998
                  and December 31, 1997 .............................   3

         Condensed consolidated statements of income-Three and six
                  months ended June 30, 1998 and 1997................   4

         Condensed consolidated statements of cash flows-Six
                  months ended June 30, 1998 and 1997................   5

         Condensed consolidated statements of Stockholders' Equity -
                  Three and six months ended June 30, 1998 and 1997..   6

         Notes to condensed consolidated financial statements-
                  June 30, 1998......................................   8


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .........................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..  20


PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings  ...........................................21
Item 2.  Changes in Securities ........................................22
Item 3.  Defaults upon Senior Securities ..............................22
Item 4.  Submission of Matters to a Vote of Security Holders ..........22
Item 5.  Other Information ............................................22
Item 6.  Exhibits and Reports on Form 8-K .............................23


SIGNATURES ............................................................23

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
                                   DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998        1997
                                                       ----------  ------------
ASSETS                                                (Unaudited)         (Note)
CURRENT ASSETS:
     Cash and cash equivalents                             $8,690         $7,325
     Marketable securities                                 56,222         58,619
     Accounts receivable, net                               6,153          3,594
     Inventories                                            3,827          4,116
     Deferred income taxes                                  2,850          2,850
     Prepaid expenses and other                             1,720          1,441
                                                        ---------    -----------
TOTAL CURRENT ASSETS                                       79,462         77,945

Property and equipment, at cost:                           10,241          9,010
     Less accumulated depreciation and amortization        (6,289)        (5,522)
                                                        ---------    -----------
                                                            3,952          3,488

Other investments, net of accumulated amortization          1,594          2,935
Other assets                                                  135            150
Deferred income taxes                                         650            650

                                                        ---------    -----------
TOTAL ASSETS                                              $85,793        $85,168
                                                        ---------    -----------
                                                        ---------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                      $3,980         $3,319
     Other current liabilities                              8,575          7,679
                                                        ---------    -----------
TOTAL CURRENT LIABILITIES                                  12,555         10,998

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Common Stock                                              10             10
     Additional paid-in capital                            73,968         74,418
     Unrealized gain on marketable equity security             --          1,050
     Retained earning (deficit)                             6,164         (1,308)
     Treasury stock at cost                                (6,904)          --
                                                        ---------    -----------
TOTAL STOCKHOLDERS' EQUITY                                 73,238         74,170

                                                        ---------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $85,793        $85,168
                                                        ---------    -----------
                                                        ---------    -----------


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                            DSP GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (In thousands, except per share amounts)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -------        -------        -------        -------
                                                             1998           1997           1998           1997
                                                          -------        -------        -------        -------
REVENUES:
     Product sales                                        $13,045        $12,181        $26,446        $24,079
     Licensing, royalties and other                         3,704          2,461          5,979          4,741
                                                          -------        -------        -------        -------
TOTAL REVENUES                                             16,749         14,642         32,425         28,820

COST OF REVENUES:
     Cost of product sales                                  7,861          7,544         15,588         15,074
     Cost of licensing, royalties and other                   132            503            198            846
                                                         --------       --------      ---------     --------
TOTAL COST OF REVENUES                                      7,993          8,047         15,786         15,920
                                                         --------       --------      ---------     --------
GROSS PROFIT                                                8,756          6,595         16,639         12,900

OPERATING EXPENSES:
     Research and development                               2,500          2,018          4,528          3,959
     Sales and marketing                                    1,278          1,075          2,591          2,331
     General and administrative                             1,189          1,125          2,281          2,204
                                                         --------       --------       --------      -------
TOTAL OPERATING EXPENSES                                    4,967          4,218          9,400          8,494
                                                         --------       --------       --------      -------
OPERATING INCOME                                            3,789          2,377          7,239          4,406

OTHER INCOME (EXPENSE):
     Interest and other income                                920            642          1,860          1,253
     Interest expense and other                               (66)           (57)          (108)          (121)
     Gain on sale of marketable
     equity security                                        1,086             --          1,086           --
     Equity in loss of equity
     method investees, net                                   (49)          (313)          (115)          (517)
                                                          -------        -------        -------        -------
INCOME BEFORE PROVISION FOR INCOME TAXES                    5,680          2,649          9,962          5,021

Provision for income taxes                                  1,419            424          2,490            780
                                                          -------        -------        -------        -------
NET INCOME                                                 $4,261         $2,225         $7,472         $4,241
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------


NET INCOME PER SHARE:
     Basic                                                  $0.43          $0.23          $0.75          $0.44
     Diluted                                                $0.42          $0.23          $0.73          $0.44
SHARES USED IN PER SHARE COMPUTATIONS:
     Basic                                                  9,884          9,589          9,981          9,574
     Diluted                                               10,142          9,745         10,264          9,715


See notes to condensed consolidated financial statements.

                                DSP GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        --------        -------
                                                          1998            1997
                                                        --------        -------


NET CASH PROVIDED BY OPERATING ACTIVITIES                  $6,29         $6,431

INVESTING ACTIVITIES
Purchase of available-for-sale marketable securities     (36,148)       (23,616)
Sale of available-for-sale marketable securities          38,545         17,529
Purchases of equipment                                    (1,231)        (1,104)
Sale of equipment                                           --              166
Proceeds from sale of Nexus                                1,262           --
                                                        --------        -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        2,428         (7,025)
                                                        --------        -------
FINANCIAL ACTIVITIES
Sale of Common Stock for cash upon
     exercise of options and employee
     stock purchase plan                                     700            832
Purchase of treasury stock                                (8,054)          --
                                                        --------        -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (7,354)           832
                                                        --------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                     $1,365           $238
                                                        --------        -------
                                                        --------        -------


See notes to condensed consolidated financial statements.

                                            DSP GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (UNAUDITED)
                                            (In thousands)


THREE MONTHS ENDED                                               ADDITIONAL    RETAINED                    OTHER        TOTAL
JUNE 30, 1998                              COMMON     STOCK       PAID-IN      EARNINGS      TREASURY  COMPREHENSIVE STOCKHOLDERS'
                                           SHARES     AMOUNT      CAPITAL    (ACCUMULATED      STOCK      INCOME       EQUITY
                                                                               EARNINGS       AT COST
                                                                               (DEFICIT)
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at March 31, 1998                 10,052      $10        $74,128      $  1,903      $ (1,527)    $ 1,086      $75,600
   Net income                                 --       --             --         4,261            --          --        4,261
   Other comprehensive income
     Decrease in unrealized gain
     on marketable equity security            --       --             --            --            --      (1,086)      (1,086)
   Comprehensive income                       --       --             --            --            --          --        3,175
   Exercise of Common Stock
     options by employees                     13       --           (160)           --           291          --          131
   Sale of Common Stock under
     employee stock purchase plan             --       --             --            --            --          --           --
   Purchase of Treasury stock               (280)      --             --            --        (5,668)         --       (5,668)
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at June 30, 1998                   9,785      $10        $73,968     $   6,164      $ (6,904)    $    --      $73,238
                                          ------      ---        -------     ---------      --------     -------      --------
THREE MONTHS ENDED JUNE 30, 1997
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at March 31, 1997                  9,563      $10        $66,903     $ (10,326)     $     --    $     --       56,587
   Net income                                 --       --             --         2,225            --          --        2,225
   Exercise of Common Stock
     options by employees                     67       --            623            --            --          --          623
   Sale of Common Stock under
     employee stock purchase plan             11       --             87            --            --          --           87
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at June 30, 1997                   9,641      $10        $67,613     $  (8,101)     $     --     $    --      $59,522
                                          ------      ---        -------     ---------      --------     -------      --------
SIX MONTHS ENDED JUNE 30, 1998
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at December 31, 1997              10,094      $10        $74,418     $  (1,308)     $     --     $ 1,050      $74,170
   Net income                                 --       --             --         7,472            --          --        7,472
   Other comprehensive income,
     Decrease in unrealized gain
     on marketable equity
     securities, net of
     reclassification adjustment (a)          --       --             --            --            --      (1,050)      (1,050)
   Comprehensive income                       --       --             --            --            --          --        6,422
   Exercise of Common Stock
     options by employees                     57       --           (566)           --         1,150          --          584
   Sale of Common Stock under
     employee stock purchase plan             13       --            116            --            --          --          116
   Purchase of Treasury stock               (379)      --             --            --        (8,054)         --       (8,054)
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at June 30, 1998                   9,785      $10        $73,968     $   6,164      $ (6,904)    $    --      $73,238
                                          ------      ---        -------     ---------      --------     -------      --------
   (a) Disclosure of reclassification
       amount:
       Unrealized holding gains
       arising during period            $     36
    Less: reclassification for gains
          included in income              (1,086)
                                        --------
    Net decrease in unrealized
          gain on marketable security    $(1,050)
                                        --------

                                       6


THREE MONTHS ENDED                                               ADDITIONAL    RETAINED                    OTHER        TOTAL
JUNE 30, 1998                              COMMON     STOCK       PAID-IN      EARNINGS      TREASURY  COMPREHENSIVE STOCKHOLDERS'
                                           SHARES     AMOUNT      CAPITAL    (ACCUMULATED      STOCK      INCOME       EQUITY
                                                                               EARNINGS       AT COST
                                                                               (DEFICIT)
                                          ------      ---        -------     ---------      --------     -------      --------

SIX MONTHS ENDED JUNE 30, 1997
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at December 31, 1996               9,540      $10        $66,781     $(12,342)      $     --     $    --      $54,449
   Net income                                 --       --             --         4,241            --          --        4,241
   Exercise of Common Stock
     options by employees                     78       --            660            --            --          --          660
   Sale of Common Stock under
     employee stock purchase plan             23       --            172            --            --          --          172
                                          ------      ---        -------     ---------      --------     -------      --------
Balance at June 30, 1997                   9,641      $10        $67,613     $ (8,101)      $     --     $    --      $59,522
                                          ------      ---        -------     ---------      --------     -------      --------
                                          ------      ---        -------     ---------      --------     -------      --------


                                  DSP GROUP,  INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):


                                                   June 30,     December 31,
                                                     1998           1997
                                                   --------     ------------

     Work-in-process                                $   --        $   16
     Finished goods                                  3,827         4,100
                                                    ------      -----------
                                                    $3,827        $4,116
                                                    ------      -----------
                                                    ------      -----------


                                  DSP GROUP,  INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE C - NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net income per share further includes the effect of dilutive stock options outstanding during the period. The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          -------        -------        -------        -------
                                                             1998           1997           1998           1997
                                                          -------        -------        -------        -------
Numerator:
   Net income                                             $ 4,261        $ 2,225        $ 7,472        $ 4,241
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
Denominator:
   Weighted average number of shares of Common
     Stock outstanding during the period used to
        compute basic earnings per share                    9,884          9,589          9,981          9,574
   Incremental shares attributable to exercise of
        outstanding options (assuming proceeds would
        be used to purchase treasury stock)                   258            156            283            141
   Weighted average number of shares of
     Common Stock used to compute diluted
     earnings per share                                    10,142          9,745         10,264          9,715
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
Basic net income per share                                  $0.43          $0.23          $0.75          $0.44
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
Diluted net income per share                                $0.42          $0.23          $0.73          $0.44
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------


                                  DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):


                                                   June 30,     December 31,
                                                     1998           1997
                                                   --------     ------------
     Corporate obligations                         $41,499        $53,270
     Government and other
     agency's obligations                           16,041          6,002
                                                   -------      -----------
                                                   $57,540        $59,272
                                                   -------      -----------
                                                   -------      -----------
     Amounts included in marketable securities     $56,222        $58,619
     Amounts included in
          cash and cash equivalents                  1,318            653
                                                   -------      -----------
                                                   $57,540        $59,272
                                                   -------      -----------
                                                   -------      -----------


At June 30, 1998 and at December 31, 1997, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended June 30, 1998 and 1997, were not significant. The amortized cost of available-for-sale debt securities at June 30, 1998, by contractual maturities, is shown below (in thousands):



                                        Amortized cost
                                        --------------
Due in one year or less                    $ 6,345
Due after one year to two years             51,195
                                        --------------
                                           $57,540
                                        --------------
                                        --------------


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

                                  DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to a distributor accounted for 42% and 34% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 46% and 28% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The loss of one or more major distributors or customers could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE G - OTHER INVESTMENTS

Other investments are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in research, development, production and marketing of voice communication products. In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of the Company and, as a result, the Company's equity ownership interest in AudioCodes was diluted from approximately 35% to approximately 29%. The Company also has an option to purchase up to an additional 5% of the outstanding stock of AudioCodes. The condensed consolidated statements of income for the three months ended June 30, 1998 and 1997, include a $49,000 and $89,000 equity loss, respectively, in the Company's investment in AudioCodes.

Aptel Ltd. and Nexus Telecommunications Systems Ltd.: In July 1996, the Company invested $2.0 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"), an Israeli company. In connection with the investment, the Company incurred a one-time write-off of acquired in-process technology of $1.5 million. In October 1997, the Company invested approximately $176,000 in convertible debentures issued by Aptel. In December 1997, the Company converted its debentures into equity and Aptel's shareholders (including the Company) exchanged their shares in Aptel for common shares of Nexus Telecommunications Systems Ltd. ("Nexus"), an Israeli company registered and traded on the Nasdaq SmallCap Market. In April 1998, the Company sold all of its Nexus shares in a private transaction and realized a pre-tax one time gain on marketable equity securities of approximately $1.1 million, which is included under "Other income (expense)" in the Company's condensed consolidated statements of income for the three months ended June 30, 1998 and 1997.


NOTE H- REPURCHASE OF COMPANY'S COMMON STOCK

On January 27, 1998, the Company announced that its Board of Directors had authorized management to repurchase up to 1,000,000 shares of the Company's Common Stock from time to time on the open-market or in privately negotiated transactions. In the first half of fiscal 1998, the Company repurchased approximately 379,000 shares of its Common Stock at an average purchase price of $21.25 per share. In the three months ended June 30, 1998, the

                                  DSP GROUP, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

Company repurchased approximately 280,000 shares at an average purchase price of $20.24 per share.

NOTE I- CONTINGENCIES

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

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs chose not to amend their complaint. On November 5, 1997, the parties reached an agreement in principle to settle this litigation and have executed a stipulation of settlement, which has been preliminarily approved. The final court approval hearing for such settlement has been set for September 4, 1998. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the law suit.

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


TOTAL REVENUES. Total revenues increased to $16.7 million in the second quarter of 1998 from $14.6 million in the second quarter of 1997. Total revenues also increased to $32.4 million in the first half of 1998 from $28.8 million in the first half of 1997. These increases were primarily due to increased revenues from the Company's TAD speech processors, especially those utilizing flash memory, as well as increased revenues from licensing due to new licensees.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia, as well as license fees on DSP core designs, represented 95% and 94% of total revenues for the three and six months ended June 30, 1998, respectively, and 84% and 86% of total revenues for the three and six months ended June 30, 1997, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor), accounted for 42% and 46% of total revenues for the three and six months ended June 30, 1998, respectively, and 34% and 28% for the three and six months ended June 30, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 52% in the second quarter of 1998 from 45% in the second quarter of 1997. The increase in gross profit was primarily due to an increase in licensing revenues, which have a higher gross profit than product sales, and to the increase in product gross profit. Product gross profit as a percentage of product sales increased to 40% in the second quarter of 1998 compared to 38% in the second quarter of 1997, primarily due to lower costs of manufactured products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.5 million in the second quarter of 1998 from $2.0 million in the second quarter of 1997. In the first half of 1998, research and development expenses increased to $4.5 million from $4.0 million in the same period of 1997. The increases were primarily due to an increase in external services provided for the research and development team and an increase in engineering personnel as compared to the same periods in 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $1.3 million in the second quarter of 1998 from $1.1 million in the second quarter of 1997. In the first half of 1998, sales and marketing expenses increased to $2.6 million from $2.3 million in the comparable period of 1997. Salaries and fringe benefits increased in 1998 compared to 1997, but were offset by lower sales commissions and lower consulting costs. Sales and marketing expenses as a percentage of total revenues were 8% in both the first three and six months of 1998, compared to 7% and 8% in the first three and six months of 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased slightly to $1.2 million in the second quarter of 1998 from $1.1 million in the second quarter of 1997. In the first six months of 1998 general and administrative expenses were $2.3 million compared to $2.2 million in the comparable period of 1997. These expenses as a percentage of total revenues slightly decreased to 7% in both the first three and six months of 1998, compared to 8% in both comparable periods of 1997. The decline was due to an increase in total revenues in 1998 compared to 1997.

OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net was $1.7 million for the six months ended June 30, 1998, compared to $1.1 million for the six months ended June 30, 1997. The increase was primarily the result of higher levels of cash equivalents and marketable securities in 1998 as compared with 1997, as well as higher yield of financial investments.

EQUITY IN LOSS OF EQUITY METHOD INVESTEES, NET. Equity in loss of equity method investees was a $49,000 and a $115,000 loss for the three and six months ended June 30, 1998 as compared to a $313,000 and a $517,000 loss in the comparable periods ended June 30, 1997. The condensed consolidated statements of income for the first half of 1997 include a $407,000 equity loss for the Company's proportionate share of the results of operations of Aptel, and a loss of $110,000 for the Company's equity basis in AudioCodes. In December 1997, Aptel's shareholders, including the Company, exchanged their shares in Aptel for common shares of Nexus. The Company's investment in Nexus was accounted for using the cost method. As a result, the Company's results of operations for the first and second quarters of 1998 do not include any equity earnings (losses) pertaining to Aptel or Nexus.

GAIN ON SALE OF MARKETABLE EQUITY SECURITY. In April 1998, the Company sold all of its Nexus shares in a private transaction and realized a pre-tax one time gain on marketable equity securities of approximately $1.1 million, which is included under "Other income (expense)" in the Company's condensed consolidated statements of income for the three months ended June 30, 1998. See also Note G - Other Investments.

PROVISION FOR INCOME TAXES. In 1998 and 1997, the Company benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.


LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES. During the six months ended June 30, 1998, the Company generated $6.3 million of cash and cash equivalents from its operating activities as compared to $6.4 million during the six months ended June 30, 1997. This slight decrease, even though the Company experienced an increase in net income, was attributable primarily to the non-cash effects of recognizing deferred revenue, gain on sale of marketable equity securities, and the cash provided by the increase in income taxes payable, which was offset by the increase in accounts receivable in the first half of 1998.

INVESTING ACTIVITIES. The Company invests excess cash in marketable securities of varying maturity, depending on its projected cash needs for operations, capital expenditures and other business purposes. In the first six months of 1998, the Company purchased $36.1 million and sold $38.6 million of investments classified as marketable securities. Capital equipment additions in the first six months of 1998 totaled $1.2 million, primarily for computer equipment and software.
                                      14

FINANCING ACTIVITIES. During the three and six months ended June 30, 1998, the Company received $131,000 and $700,000, respectively upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In the first half of fiscal 1998, the Company repurchased approximately 379,000 shares of its Common Stock at an average purchase price of $21.25 per share, for an aggregate purchase price of $8.1 million. In the three months ended June 30, 1998, the Company repurchased approximately 280,000 shares at an average purchase price of $20.24 per share.

At June 30, 1998, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $8.7 million and marketable securities with an aggregate value of $56.2 million. The Company's working capital at June 30, 1998 was $66.9 million.

The Company believes that its current cash, cash equivalent and marketable securities will be sufficient to meet its cash requirements through at least the next twelve months. In January 1998, the Company announced a stock repurchase program pursuant to which up to 1,000,000 shares of its Common Stock may be acquired in the open market or in privately negotiated transactions. Accordingly, the Company will use part of its available cash for this purpose. As part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions. See "Factors Affecting Future Operating Results -- Acquisition Strategy."
                                      15

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

RECENT DEVELOPMENTS - REVENUES FROM ASIA. In 1997, the Company generated approximately 39% of its total product sales, from sales to customers located in South Korea, Taiwan, Singapore and Hong Kong. While economic activity in some of these countries, most notably South Korea, has been adversely affected by recent developments in local currency and banking markets, the Company believes that the effect of these developments on the Company's business is somewhat mitigated by the financial condition of many of the Company's customers in these markets, such as Daewoo, L.G. Electronics and Maxon. Many of these customers are leaders in their respective industries and conduct their business on a multinational basis. In addition, management estimates that approximately 70% of the Company's product sales generated from Asia in 1997 were used in end-products subsequently exported to non-Asian markets such as the United States and Europe, which represent an important source of foreign currency for these customers. The Company continues to believe that the geographic diversity of its customers and the diverse end-markets for its customers' products will continue to benefit the Company. In the first half of 1998, the Company experienced a decline in the flow of orders from Southeast Asia, primarily South Korea, mainly due to the general economic uncertainty in that region, which was primarily offset by increased orders from Japan and Europe, resulting in a decrease in the Company's backlog. If
                                      16
this trend in the Asian economic market continues, it may result in a further decrease of the Company's backlog at the end of the third quarter. There can be no assurance that continued negative developments in Asia will not have a material adverse effect on the Company's future operating performance.

PRICE COMPETITION. The Company has experienced and is experiencing a continued decrease in the average selling prices of its TAD speech processors. During 1997, the Company was able to offset this decrease on an annual basis through manufacturing cost reductions. However, any inability of the Company to respond to increased price competition for these and other products through the continuing and frequent introduction of new products or continued reductions of manufacturing costs would have a material adverse effect on the Company's business, financial condition and results of operations. The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, selling and distribution resources and management expertise than the Company. Sales of TAD products comprise a substantial part of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, on June 30, 1998, 87 of the Company's 114 employees were located in Israel, including 100% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, a majority of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which Israel is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. The rate of inflation in Israel for the first six months of 1998 and 1997, respectively, was 2.2% and 4.9%. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON OEMS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Certain of the raw materials, components and subassemblies included in the products manufactured by the Company's OEM customers, which also incorporate the Company's products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of certain of these sources could have an adverse effect on the Company's business and results of operations due to the delay or discontinuance of orders for the Company's products by customers until such components are available.

INTELLECTUAL PROPERTY. As is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license such technology from AT&T. Other organizations including Lucent Microelectronics, NTT and VoiceCraft recently have raised public claims that they also have patents related to the G.723.1 technology. If it appears necessary or desirable, the Company may seek licenses under such patents or intellectual property rights that it is allegedly infringing. Although holders of such intellectual property rights commonly offer such licenses, no assurances can be given that licenses will be offered or that terms of any offered licenses will be acceptable to the Company. The failure to obtain a license for key intellectual property rights from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products utilizing the technology. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

     During 1997 and going forward in 1998, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test the Company's systems for Year 2000 compliance. The Company anticipates that all reprogramming efforts will be completed by December 31, 1998 to allow the Company adequate time for testing. The Company's efforts include the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. To date the costs incurred by the Company with respect to this project are not material nor does the Company believe that future costs for the completion of this project will be material. However, if systems material to the Company's operations have not been made Year 2000 compliant by the completion of the project, the Year 2000 issue could have a material adverse effect on the Company's financial statements. The Company has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000, but the Company intends to develop such a plan in the near future.

     The Company currently is taking steps to ensure that its products and services will continue to operate on and after January 1, 2000. The Company believes that its products being shipped today are Year 2000 compliant. In addition, to date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address the processing of transactions in the Year 2000. The Company also has been communicating with suppliers and other third parties that it does business with to coordinate Year 2000 readiness. The responses received by the Company to date indicate that such third parties are taking steps to address this concern.

     Based upon the steps being taken to address this issue and the progress to date, the Company's management believes that Year 2000 compliance expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

EURO CONVERSION. Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is assessing the effect the euro formation will have on its internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment.
The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs chose not to amend this complaint. On November 5, 1997, the parties reached an agreement in principle to settle this litigation and have executed a stipulation of settlement, which has been preliminarily approved. The final court approval hearing for such settlement has been set for September 4, 1998. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the law suit.

On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against the Company. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by the Company in connection with the Company's termination of the Sales Representative Agreement between BEKA and the Company. The complaint seeks an unspecified amount of damages. The parties completed nonbinding mediation in May 1998, but were unable to settle the case. Discovery in the case is ongoing and no date has been set for trial. Given the current court docket, the Company believes it is unlikely that the case will be tried before Spring 1999. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's annual meeting of stockholders was held on May 19, 1998. The following matters were voted upon at the annual meeting:

                 1. Election of one Class I Director to serve for a three
                    year term until the annual meeting of stockholders in 2001. The results of the voting were as follows:

                 Eliyahu Ayalon

                 Number of shares voted FOR          8,614,752
                 Number of shares WITHHELD             283,743

                 2. Ratification and approval of the amendment and restatement of the DSP Group, Inc. 1991 Employee and Consultant Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 2,800,000 to 3,800,000. The results of the voting were as follows:

                 Number of shares voted FOR          4,268,552
                 Number of shares voted AGAINST      1,658,891
                 Number of shares voted ABSTAINING      23,851
                 Number of broker non-votes          2,947,201

                 3. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal 1998.
                    The results of the voting were as follows:

                 Number of shares voted FOR          8,858,594
                 Number of shares voted AGAINST         26,796
                 Number of shares voted ABSTAINING      13,105
                 Number of broker non-votes                 --

ITEM 5.        OTHER INFORMATION

               Effective as of June 29, 1998, the Securities and Exchange Commission has amended Rule 14a-4 of the Securities Exchange Act of 1934, as amended (the "Act"), so that any stockholder proposal submitted with respect to DSP Group Inc.'s 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of

               Rule 14a-8 under the Act will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by DSP Group Inc. after February 28, 1999.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               10.1 Separation and Consulting Agreement between the Company and Martin M. Skowron, dated May 31, 1998.

               10.2 Consulting Agreement between the Company and Millard Phelps, dated as of June 29, 1998.

               27.1      Financial Data Schedule

       (b)     Reports on Form 8-K
               The Company filed a report on Form 8-K on June 26, 1998, relating to the change in accountants of DSP Semiconductors Ltd., a wholly owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DSP GROUP, INC.
(Registrant)



By     /s/ AVI BASHER

       -------------------------------------------------------------------------
Avi Basher, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)


Date: Aug. 14, 1998