Form 10-Q
period 1998-09-30
DSP GROUP INC /DE/
filed 1998-11-16
CIK 915778

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1998

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

As of October 31, 1998 there were 9,385,875 shares of Common Stock ($.001 par value per share) outstanding.

                                    INDEX

                               DSP GROUP, INC.

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets-September 30, 1998
        and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . 3

      Condensed consolidated statements of income-Three and nine months ended September 30, 1998 and 1997 . . . . . . . . . . . . . . 4

      Condensed consolidated statements of cash flows-Nine
        months ended September 30, 1998 and 1997 . . . . . . . . . . . . . . 5

      Condensed consolidated statements of Stockholders' Equity -
        Three and nine months ended September 30, 1998 and 1997. . . . . . . 6

      Notes to condensed consolidated financial statements-
        September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . . . .12

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . .19

PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .20
Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . . . .21
Item 3.     Defaults upon Senior Securities. . . . . . . . . . . . . . . . .21
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . .21
Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . .21
Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21


PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1998           1997
                                                         -------------   ------------
 ASSETS                                                    (Unaudited)       (Note)
 CURRENT ASSETS:
   Cash and cash equivalents                                  $  6,355       $  7,325
   Marketable securities                                        56,234         58,619
   Accounts receivable, net                                      8,410          3,594
   Inventories                                                   2,226          4,116
   Deferred income taxes                                         2,850          2,850
   Prepaid expenses and other                                    1,878          1,441
                                                           -----------    -----------
 TOTAL CURRENT ASSETS                                           77,953         77,945

 Property and equipment, at cost:                               10,811          9,010
   Less accumulated depreciation and amortization               (6,696)        (5,522)
                                                           -----------   ------------
                                                                 4,115          3,488

 Other investments, net of accumulated amortization              1,586          2,935
 Other assets                                                      280            150
 Deferred income taxes                                             650            650

                                                           -----------     ----------
 TOTAL ASSETS                                                  $84,584        $85,168
                                                           -----------     ----------
                                                           -----------     ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                             $3,242         $3,319
   Other current liabilities                                     9,860          7,679
                                                            ----------     ---------
 TOTAL CURRENT LIABILITIES                                      13,102         10,998

 Commitments and contingencies

 STOCKHOLDERS' EQUITY:
   Common Stock                                                      9             10
   Additional paid-in capital                                   73,614         74,418
   Unrealized gain on marketable equity security                    --          1,050
   Retained earning (deficit)                                    9,639         (1,308)
   Treasury stock at cost                                      (11,780)            --
                                                           -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY                                     71,482         74,170
                                                           -----------    -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $84,584        $85,168
                                                           -----------     ----------
                                                           -----------     ----------


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                  DSP GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share amounts)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------    -------------------------
                                                                1998           1997           1998          1997
                                                            -----------     ----------    ----------     ----------
 REVENUES:
   Product sales                                               $13,504        $13,547      $  39,950        $37,626
   Licensing, royalties and other                                3,804          3,011          9,783          7,752
                                                             ---------      ---------      ---------     ----------
 TOTAL REVENUES                                                 17,308         16,558         49,733         45,378

 COST OF REVENUES:
   Cost of product sales                                         8,110          8,232         23,698         23,306
   Cost of licensing, royalties and other                          157            276            355          1,122
                                                              --------       --------      ---------       --------
 TOTAL COST OF REVENUES                                          8,267          8,508         24,053         24,428
                                                              --------       --------      ---------       --------
 GROSS PROFIT                                                    9,041          8,050         25,680         20,950

 OPERATING EXPENSES:
   Research and development                                      2,806          2,084          7,334          6,043
   Sales and marketing                                           1,243          1,220          3,834          3,551
   General and administrative                                    1,248          1,168          3,529          3,372
                                                              --------       --------       --------        -------
 TOTAL OPERATING EXPENSES                                        5,297          4,472         14,697         12,966
                                                              --------       --------       --------        -------
 OPERATING INCOME                                                3,744          3,578         10,983          7,984

 OTHER INCOME (EXPENSE):
   Interest and other income                                       926            753          2,784          2,006
   Interest expense and other                                      (26)           (55)          (132)          (176)
   Gain on sale of marketable
   equity security                                                  --             --          1,086             --
   Equity in loss of equity
   method investees, net                                            (8)           (42)          (123)          (559)
                                                              --------        -------       --------        -------
 INCOME BEFORE PROVISION FOR INCOME TAXES                        4,636          4,234         14,598          9,255

 Provision for income taxes                                      1,161            886          3,651          1,666
                                                              --------       --------        -------       --------
 NET INCOME                                                     $3,475         $3,348        $10,947       $  7,589
                                                              --------       --------        -------       --------
                                                              --------       --------        -------       --------
 NET INCOME PER SHARE:

   Basic                                                       $  0.36        $  0.34        $  1.11          $0.79
   Diluted                                                     $  0.35        $  0.32        $  1.08          $0.76

 SHARES USED IN PER SHARE COMPUTATIONS:
   Basic                                                         9,716          9,773          9,892          9,641
   Diluted                                                       9,936         10,530         10,161         10,018


See notes to condensed consolidated financial statements.

                                  DSP GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (In thousands)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              -------------------------
                                                                  1998         1997
                                                              -----------   -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  9,782      $  15,848

 INVESTING ACTIVITIES
   Purchase of available-for-sale marketable securities        (45,222)       (48,139)
   Sale of available-for-sale marketable securities             47,607         32,619
   Purchases of equipment                                       (1,814)        (1,899)
   Sale of equipment                                                --            166
   Proceeds from sale of Nexus                                   1,262             --
                                                             ---------       --------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           1,833        (17,253)
                                                             ---------       --------
 FINANCIAL ACTIVITIES
   Sale of Common Stock for cash upon exercise of
     options and employee stock purchase plan                    1,042          4,144
   Purchase of treasury stock                                  (13,627)            --
                                                             ---------       --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (12,585)         4,144
                                                             ---------       --------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $   (970)      $  2,739
                                                             ---------       --------
                                                             ---------       --------


  See notes to condensed consolidated financial statements.

                                  DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)
                                   (In thousands)

                                                                                     RETAINED
                                                                                     EARNINGS
                                                                        ADDITIONAL (ACCUMULATED  TREASURY     OTHER        TOTAL
THREE MONTHS ENDED                                   COMMON    STOCK      PAID-IN    EARNINGS     STOCK  COMPREHENSIVE STOCKHOLDERS'
SEPTEMBER 30, 1998                                    SHARE    AMOUNT     CAPITAL    DEFICIT)    AT COST     INCOME       EQUITY
                                                    -------------------------------------------------------------------------------
Balance at June 30, 1998                               9,785      $  10    $73,968    $ 6,164   $ (6,904)    $  --      $73,238
   Net income                                           --         --         --        3,475       --          --        3,475
   Comprehensive income                                 --         --         --         --         --          --       76,713
   Exercise of Common Stock
    options by employees                                  15       --         (167)       --         298        --          131
   Sale of Common Stock under
    employee stock purchase plan                          19       --         (187)       --         399        --          212
   Purchase of Treasury stock                           (385)        (1)       --         --      (5,573)       --      (5,574)
                                                    -------------------------------------------------------------------------------
Balance at September 30, 1998                          9,434      $   9    $73,614     $9,639   $(11,780)    $  --      $71,482
                                                    -------------------------------------------------------------------------------
THREE MONTHS ENDED
   SEPTEMBER 30, 1997
                                                    -------------------------------------------------------------------------------
Balance at June 30, 1997                               9,641      $  10    $67,613   $ (8,101)  $   --       $  --      $59,522
   Net income                                           --         --         --        3,348       --          --        3,348
   Exercise of Common Stock
    options by employees                                 274       --        3,312       --         --    --  3,312
   Sale of Common Stock under
    employee stock purchase plan                        --         --                    --         --          --     --  --
                                                    -------------------------------------------------------------------------------
Balance at September 30, 1997                          9,915      $  10    $70,925   $ (4,753)  $   --       $  --      $66,182
                                                    -------------------------------------------------------------------------------
NINE MONTHS ENDED
   SEPTEMBER 30, 1998
                                                    -------------------------------------------------------------------------------
   Balance at December 31, 1997                       10,094      $  10    $74,418   $ (1,308)  $   --       $1,050    $74,170
   Net income                                           --         --         --       10,947       --         --       10,947
Other comprehensive income,
   Decrease in unrealized gain
   on marketable equity
   securities, net of
   reclassification adjustment (a)                      --         --         --         --         --       (1,050)    (1,050)
   Comprehensive income                                 --         --         --         --         --         --       84,067
   Exercise of Common Stock
    options by employees                                  72       --         (733)       --       1,448       --          715
   Sale of Common Stock under
    employee stock purchase plan                          32       --          (71)       --         399       --          328
Purchase of Treasury stock                              (764)        (1)       --         --     (13,627)      --     (13,628)
                                                    -------------------------------------------------------------------------------
Balance at September 30, 1998                          9,434       $  9    $73,614   $  9,639   $(11,780)   $  --      $71,482
                                                    -------------------------------------------------------------------------------
(a) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                            $  36
   Less: reclassification for gains included in income                      (1,086)
                                                                           -------
   Net decrease in unrealized gain on marketable security                  $(1,050)
                                                                           -------

NINE MONTHS ENDED
SEPTEMBER 30, 1997
                                                    -------------------------------------------------------------------------------
Balance at December 31, 1996                           9,540      $  10    $66,781  $ (12,342)  $   --     $   --      $54,449
   Net income                                           --         --         --        7,589       --         --        7,589
   Exercise of Common Stock
    options by employees                                 352       --        3,972       --         --         --        3,972
Sale of Common Stock under
   Employee stock purchase plan                           23       --          172       --         --         --          172
                                                    -------------------------------------------------------------------------------
Balance at September 30, 1997                          9,915      $  10    $70,925   $ (4,753)  $   --     $   --      $66,182
                                                    -------------------------------------------------------------------------------


                                  DSP GROUP,  INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                                    (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                      September 30,         December 31,
                                          1998                  1997
                                      -------------         ------------
     Work-in-process                  $     19                $    16
     Finished goods                      2,207                  4,100
                                     ---------              ---------
                                      $  2,226                $ 4,116
                                     ---------              ---------
                                     ---------              ---------


                                  DSP GROUP,  INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE C - NET INCOME PER SHARE

Basic net income per share is based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net income per share further includes the effect of dilutive stock options outstanding during the period. The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):


                                                     Three months ended              Nine months ended
                                                        September 30,                   September 30,
                                                    ------------------------    --------------------------
                                                       1998          1997           1998           1997
                                                    ----------    ----------    -----------     ----------
Numerator:
   Net income                                       $  3,475       $  3,348        $10,947       $  7,589
                                                    --------       --------        -------       --------
                                                    --------       --------        -------       --------
Denominator:
   Weighted average number of shares of Common
    Stock outstanding during the period used to
    compute basic earnings per share                   9,716          9,773          9,892          9,641
   Incremental shares attributable to exercise of
    outstanding options (assuming proceeds would
    be used to purchase treasury stock)                  220            577           269             377
                                                    --------       --------        -------       --------
   Weighted average number of shares of
    Common Stock used to compute diluted
    earnings per share                                 9,936         10,350         10,161         10,018
                                                    --------       --------        -------       --------
                                                    --------       --------        -------       --------
Basic net income per share                             $0.36          $0.34          $1.11          $0.79
                                                    --------       --------        -------       --------
                                                    --------       --------        -------       --------
Diluted net income per share                           $0.35          $0.32          $1.08          $0.76
                                                    --------       --------        -------       --------
                                                    --------       --------        -------       --------

                                  DSP GROUP,  INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                     September 30,   December 31,
                                          1998           1997
                                     -------------   ------------
          Corporate obligations          $  37,239       $53,270
          Government and other
            agency's obligations            19,075          6,002
                                        ----------     ----------
                                           $56,314        $59,272
                                        ----------     ----------
                                        ----------     ----------

          Amounts included in
            marketable securities          $56,234        $58,619
          Amounts included in
            cash and cash equivalents           80            653
                                        ----------     ----------
                                           $56,314        $59,272
                                        ----------     ----------
                                        ----------     ----------

At September 30, 1998 and at December 31, 1997, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended September 30, 1998 and 1997, were not significant. The amortized cost of available-for-sale debt securities at September 30, 1998, by contractual maturities, is shown below (in thousands):

                                                        Amortized cost
                                                        --------------

Due in one year or less                                     $  4,108
Due after one year to two years                               52,206
                                                            --------
                                                            $ 56,314
                                                            --------
                                                            --------


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

                                  DSP GROUP,  INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to a distributor accounted for 47% and 39% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 47% and 32% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The loss of one or more major distributors or customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of: AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in research, development, production and marketing of voice communication products. In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of the Company and, as a result, the Company's equity ownership interest in AudioCodes was diluted from approximately 35% to approximately 29%. The Company also has an option to purchase up to an additional 5% of the outstanding stock of AudioCodes. The condensed consolidated statements of income for the three months ended September 30, 1998 and 1997, include a $8,000 and $42,000 equity loss, respectively, in the Company's investment in AudioCodes.

Aptel Ltd. and Nexus Telecommunications Systems Ltd.: In July 1996, the Company invested $2.0 million of cash for approximately 40% of the equity interests in Aptel Ltd. ("Aptel"), an Israeli company. In connection with the investment, the Company incurred a one-time write-off of acquired in-process technology of $1.5 million. In October 1997, the Company invested approximately $176,000 in convertible debentures issued by Aptel. In December 1997, the Company converted its debentures into equity and Aptel's shareholders (including the Company) exchanged their shares in Aptel for common shares of Nexus Telecommunications Systems Ltd. ("Nexus"), an Israeli company registered and traded on the Nasdaq SmallCap Market. In April 1998, the Company sold all of its Nexus shares in a private transaction and realized a pre-tax one time gain on marketable equity securities of approximately $1.1 million, which is included under "Other income (expense)" in the Company's condensed consolidated statements of income for the nine months ended September 30, 1998 and 1997.

NOTE H- REPURCHASE OF COMPANY'S COMMON STOCK

On January 27, 1998, the Company announced that its Board of Directors had authorized management to repurchase up to 1,000,000 shares of the Company's Common Stock from time to time on the open-market or in privately negotiated transactions. In the three quarters of fiscal 1998, the Company repurchased 764,000 shares of its Common Stock at an average purchase price of $17.84 per share. In the three months ended September 30, 1998, the Company repurchased 385,000 shares at an average purchase price of $14.48 per share.

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

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs chose not to amend their complaint. On November 5, 1997, the parties reached an agreement in principle to settle the litigation. The Court approved the settlement on September 4, 1998. There were no objections, and only one shareholder (who purports to have purchased shares during the class period) opted out. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the law suit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Total revenues increased to $17.3 million in the third quarter of 1998 from $16.6 million in the third quarter of 1997. Total revenues also increased to $49.7 million in the first three quarters of 1998 from $45.4 million in the first three quarters of 1997. The increase in the third quarter of 1998 compared to the same period in 1997 was due to increased revenues from licensing to new licensees. The increased revenues in the first three quarters of 1998, compared to the same period in 1997, was primarily due to increased revenues from the Company's TAD speech processors, especially those utilizing flash memory and sold in Japan, as well as increased revenues from licensing to new licensees.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia, as well as license fees on DSP core designs, represented 96% and 95% of total revenues for the three and nine months ended September 30, 1998, respectively, and 90% and 91% of total revenues for the three and nine months ended September 30, 1997, respectively. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics (a distributor), accounted for 47% of total revenues for both the three and nine months ended September 30, 1998, and 39% and 32% for the three and nine months ended September 30, 1997, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 52% in the third quarter of 1998 from 49% in the third quarter of 1997. The increase in gross profit was primarily due to an increase in licensing revenues, which have a higher gross profit than product sales. Product gross profit as a percentage of product sales slightly increased to 40% in the third quarter of 1998 compared to 39% in the third quarter of 1997, primarily due to lower costs of manufactured products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.8 million in the third quarter of 1998 from $2.1 million in the third quarter of 1997. In the first nine months of 1998, research and development expenses increased to $7.3 million from $6.0 million in the same period of 1997. The increases were primarily due to an increase in external services, additional Mask tapeouts for new and enhanced products, and an increase in research and development personnel as compared to the same periods in 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses remained at the same level of $1.2 million for both of the third quarters of 1998 and 1997, respectively. In the first three quarters of 1998, sales and marketing expenses increased to $3.8 million from $3.5 million in the comparable period of 1997. Salaries and fringe benefits increased in 1998 compared to 1997, primarily due to an increase in sales and marketing personnel, which was partially offset by lower sales commissions and lower consulting costs. Sales and marketing expenses as a percentage of total revenues were 7% and 8% in both of the three and nine months ended September 30, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $1.2 million in both the three months ended September 30, 1998 and 1997, respectively. In the first nine months of 1998 general and administrative expenses increased slightly to $3.5 million compared to $3.4 million in the comparable period of 1997. These expenses as a percentage of total revenues remained at a constant level of approximately 7% in both the first three and nine months of 1998 and 1997, respectively.

OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net was $2.6 million for the nine months ended September 30, 1998, compared to $1.8 million for the nine months ended September 30, 1997. The increase was primarily the result of higher levels of cash equivalents and marketable securities in 1998 as compared with 1997, as well as higher yield of financial investments.

EQUITY IN LOSS OF EQUITY METHOD INVESTEES, NET. Equity in loss of equity method investees was an $8,000 and a $123,000 loss for the three and nine months ended September 30, 1998 as compared to a $42,000 and a $559,000 loss in the comparable periods ended September 30, 1997. The condensed consolidated statements of income for the nine months ended September 30, 1997 include a $407,000 equity loss for the Company's proportionate share of the results of operations of Aptel, and a loss of $152,000 for the Company's equity basis in AudioCodes. In December 1997, Aptel's shareholders, including the Company, exchanged their shares in Aptel for common shares of Nexus. The Company's investment in Nexus was accounted for using the cost method. As a result, the Company's results of operations in 1998 do not include any equity earnings (losses) pertaining to Aptel or Nexus.

GAIN ON SALE OF MARKETABLE EQUITY SECURITY. In April 1998, the Company sold all of its Nexus shares in a private transaction and realized a pre-tax one time gain on marketable equity securities of approximately $1.1 million, which is included under "Other income (expense)" in the Company's condensed consolidated statements of income for the nine months ended September 30, 1998. See also Note G - Other Investments.

PROVISION FOR INCOME TAXES. In 1998 and 1997, the Company benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended September 30, 1998, the Company generated $9.8 million of cash and cash equivalents from its operating activities as compared to $15.8 million during the nine months ended September 30, 1997. This decrease, even though the Company experienced an increase in net income during the nine months ended September 30, 1998, was attributable primarily to the non-cash effects of recognizing deferred revenue, gain on sale of marketable equity securities, and the cash provided by the increase in accounts receivable, which was offset by the decrease in inventories and in accounts payables in the first three quarters of 1998.

INVESTING ACTIVITIES. The Company invests excess cash in marketable securities of varying maturity, depending on its projected cash needs for operations, capital expenditures and other business purposes. In the first nine months of 1998, the Company purchased $45.2 million and sold $47.6 million of investments classified as marketable securities. Capital equipment additions in the first nine months of 1998 totaled $1.8 million, primarily for computer equipment, product testing equipment and software.

FINANCING ACTIVITIES. During the three and nine months ended September 30, 1998, the Company received $342,000 and $1,042,000, respectively upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In the first three quarters of fiscal 1998, the Company repurchased 764,000 shares of its Common Stock at an average purchase price of $17.84 per share, for an aggregate purchase price of approximately $13.6 million. In the three months ended September 30, 1998, the Company repurchased 385,000 shares at an average purchase price of $14.48 per share.

At September 30, 1998, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $6.4 million and marketable securities with an aggregate value of $56.2 million. The Company's working capital at September 30, 1998 was $64.9 million.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's revenues are derived predominantly from product sales and accordingly vary significantly depending on the volume and timing of product orders. In addition, the Company's quarterly operating results depend on the timing of the recognition of license fees and the level of per unit royalties. Through 1998, the Company expects that revenues from its DSP core designs and TrueSpeech will be derived primarily from license fees rather than by per unit royalties. The uncertain timing of such license fees has caused, and may continue to cause, quarterly fluctuations in the Company's operating results. The Company's per unit royalties from licensees are completely dependent upon the success of its original equipment manufacturer ("OEM") licensees in introducing products utilizing the Company's technology and the success of those OEM products in the marketplace

The Company's quarterly operating results may also fluctuate significantly as demand for TADs varies during the year due to seasonal customer buying patterns, and as a result of other factors, such as the mix of products sold; fluctuations in the level of sales by OEMs and other vendors of products incorporating the Company's products; the timing of new product introductions by the Company or its customers, licensees or competitors; changes in general economic conditions, including the changing economics conditions in Southeast Asia and other factors, including those documented elsewhere in this quarterly report.

RECENT DEVELOPMENTS - REVENUES FROM ASIA. In 1997, the Company generated approximately 39% of its total product sales, from sales to customers located in South Korea, Taiwan, Singapore and Hong Kong. In the first nine months of 1998, due to negative economic developments in some of these countries, most notably South Korea, product sales significantly decreased. In the first three quarters of 1998, the Company has experienced a decline in the flow of orders from Southeast Asia, primarily South Korea and Singapore, mainly due to the general economic uncertainty in that region, which was primarily offset by increased orders from Japan, resulting in a decrease in the Company's backlog. If this trend in the Asian economic market continues, it may result in a further decrease of the Company's backlog at the end of 1998. There can be no assurance that continued negative developments in Asia will not have a material adverse effect on the Company's future operating performance.

PRICE COMPETITION. The Company has experienced and is experiencing a continued decrease in the average selling prices of its TAD speech processors. During 1997 and 1998, the Company was able to offset this decrease on an annual basis through manufacturing cost reductions. However, any inability of the Company to respond to increased price competition for these and other products through the continuing and frequent introduction of new products or continued reductions of manufacturing costs would have a material adverse effect on the Company's business, financial condition and results of operations. The markets for the Company's products are extremely competitive and the Company expects that competition will increase. The Company's existing and potential competitors in each of its markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, selling and distribution resources and management expertise than the Company. Sales of TAD products comprise a substantial part of the Company's product sales. Any adverse change in the digital TAD market or the Company's ability to compete and maintain its position in that market would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON INTERNATIONAL OPERATIONS; RISK OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, on September 30, 1998, 87 of the Company's 114 employees were located in Israel, including 100% of the Company's research and development personnel. In addition, although the Company is incorporated in Delaware, a majority of the Company's directors and executive officers are non-residents of the United States. Therefore, the Company is directly affected by the political, economic and military conditions to which Israel is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expenses paid in Israeli currency are employee salaries and lease payments on the Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. The rate of inflation in Israel for the first nine months of 1998 and 1997, respectively, was 4.0% and 6.4%. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

            During 1997 and going forward in 1998, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test the Company's systems for Year 2000 readiness. The Company anticipates that all reprogramming efforts will be completed by December 31, 1998 to allow the Company adequate time for testing. The Company's efforts include the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. To date the costs incurred by the Company with respect to this project are not material nor does the Company believe that future costs for the completion of this project will be material. However, if systems material to the Company's operations have not been made Year 2000 ready by the completion of the project, the Year 2000 issue could have a material adverse effect on the Company's financial statements. The Company has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000, but the Company intends to develop such a plan in the near future.

            The Company currently is taking steps to ensure that its products and services will continue to operate on and after January 1, 2000. The Company believes that its products being shipped today are Year 2000 ready. In addition, to date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address the processing of transactions in the Year 2000. The Company also has been communicating with suppliers and other third parties that it does business with to coordinate Year 2000 readiness. The responses received by the Company to date indicate that such third parties are taking steps to address this concern.

            Based upon the steps being taken to address this issue and the progress to date, the Company's management believes that Year 2000 readiness expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company or those which the Company does business with are not made in a timely manner, the Year 2000 issue could result in a failure of some of the Company's manufacturing operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ONGOING LITIGATION. In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court allowed plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs chose not to amend their complaint. On November 5, 1997, the parties reached an agreement in principle to settle the litigation. The Court approved the settlement on September 14, 1998. There were no objections, and only one shareholder (who purports to have purchased shares during the class period) opted out. The proposed settlement requires that the Company fund approximately $50,000 of the settlement amount to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the law suit.

POSSIBLE VOLATILITY OF STOCK PRICE. The variety and uncertainty of the factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's Common Stock price.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In November 1995, after the Company's stock price declined, several lawsuits were filed in the United States District Court for the Northern District of California accusing the Company, its former Chief Executive Officer, and its former Chief Financial Officer of issuing materially false and misleading statements in violation of the federal securities laws. These lawsuits were consolidated into a single amended complaint in February 1996. In the amended complaint, plaintiffs sought unspecified damages on behalf of all persons who purchased shares of the Company's Common Stock during the period June 6, 1995 through November 10, 1995. On June 11, 1996, the Court granted the Company's motion to dismiss the lawsuit, with leave to amend. The plaintiffs filed an amended complaint on July 11, 1996. On March 7, 1997, the Court issued an order dismissing with prejudice all claims based on statements issued by the Company. The Court permitted plaintiffs to proceed with their claims regarding statements the Company allegedly made to securities analysts. The Court also permitted plaintiffs to amend their complaint as to their claim that the Company is responsible for the statements contained in analysts' reports, but the plaintiffs chose not to amend this complaint. On November 5, 1997, the parties reached an agreement in principle to settle the litigation. The Court approved the settlement on September 4, 1998. There were no objections, and only one shareholder (who purports to have purchased shares during the class period) opted out. The settlement is being funded by insurance proceeds except for $50,000 funded by the Company in order to fulfill the retention amounts under the Company's insurance policy. The Company continues to deny all allegations in the law suit.

On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against the Company. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by the Company in connection with the Company's termination of the Sales Representative Agreement between BEKA and the Company. The complaint seeks an unspecified amount of damages. The parties completed nonbinding mediation in May 1998, but were unable to settle the case. Discovery in the case is ongoing. Trial has been set for May 11, 1999. The Company believes the lawsuit to be without merit and intends to defend itself vigorously.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.        OTHER INFORMATION

            None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits

            27.1 Financial Data Schedule

             (b)    Reports on Form 8-K

                 The Company filed a report on Form 8-K/A, Amendment No. 1, on August 27, 1998, relating to the change in accountants of DSP Semiconductors Ltd., a wholly owned subsidiary of the Company.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)



By     /s/ AVI BASHER
  -------------------------------------------------------------
Avi Basher, Vice President of Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and Principal
Accounting Officer)


Date: Nov. 16, 1998