Form 10-K
period 1998-12-31
DSP GROUP INC /DE/
filed 1999-03-31
CIK 915778

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1998

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 1999, as reported on the Nasdaq National Market, was approximately $107,277,023. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 1999 the Registrant had outstanding 11,633,420 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 1998 Annual Report is not deemed filed as part of this Report.

                                      INDEX

                                 DSP GROUP, INC.


                                                                                                 Page No.
                                                                                                 --------

PART I

Item 1.       BUSINESS...............................................................................3

Item 2.       PROPERTIES.............................................................................20

Item 3.       LEGAL PROCEEDINGS......................................................................20

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................20



PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS....................................................................21

Item 6.       SELECTED FINANCIAL DATA................................................................21

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONAL AND RESULTS OF OPERATIONS..................................................21

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE.............................21

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................21

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................................21

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................22

Item 11.      EXECUTIVE COMPENSATION.................................................................24

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.........................................................................32

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................34

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K............................................................................35

              SIGNATURES.............................................................................39

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON THE BELIEFS OF, AND ESTIMATES MADE BY AND INFORMATION CURRENTLY AVAILABLE TO, DSP GROUP'S MANAGEMENT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER
MATERIALLY FROM THOSE DISCUSSED HERE.   FACTORS THAT COULD CAUSE OR
CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

     THE TERMS "DSP GROUP," "WE," "OUR" AND "US" AS USED IN THIS ANNUAL REPORT ON FORM 10-K REFER TO "DSP GROUP, INC." AND ITS SUBSIDIARIES AS A COMBINED ENTITY, EXCEPT WHERE IT IS MADE CLEAR THAT THE TERM ONLY MEANS THE PARENT COMPANY. IN ADDITION, THIS ANNUAL REPORT ON FORM 10-K INCLUDES TRADEMARKS AND REGISTERED TRADEMARKS OF DSP GROUP. PRODUCTS OR SERVICE NAMES OF OTHER COMPANIES MENTIONED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE TRADEMARKS OR REGISTERED TRADEMARKS OF THEIR RESPECTIVE OWNERS.

                                        PART I

ITEM 1.  BUSINESS.

GENERAL BUSINESS

     DSP Group develops and markets products and technologies that perform digital signal processing--the electronic manipulation of digitized speech and other digital signals. DSP Group's products are used in a wide variety of telephony and other communications devices to enhance the functionality of these devices.

     Digital speech technology provides several advantages over analog speech technology, including higher levels of speech compression and greater ability to process and manipulate data. In addition, digital speech products that use programmable digital signal processors can be developed faster than analog speech products, which require dedicated analog hardware. As a result, digital speech technology is widely incorporated today in telephone answering devices ("TADs") and many other types of telephony and communications products. Digital speech technology also enables a new generation of products to transmit live speech over data networks and perform audio and video conferencing over standard telephone lines.

     Our work in the field of digital speech and digital signal processing has yielded three synergistic product families:

     -    Speech and telephony processors--integrated circuit devices that
          -------------------------------
          process digitized speech and other digital signals.

     -    DSP cores--proprietary architectures for central processing units
          ---------
          that, when combined with other circuits such as memory and input/output circuits, form a complete circuit design for speech and telephony processors.

     -    TrueSpeech-Registered Trademark---a family of proprietary speech
          -------------------------------
          compression algorithms.

In addition, DSP Group entered the cordless telephony business in the first quarter of 1999 by acquiring two integrated groups of engineers who specialize in the design of integrated circuits for wireless communication and by acquiring technology, products and intellectual property related to certain wireless communications products.

SPEECH AND TELEPHONY PROCESSORS

     DSP Group has developed two lines of speech and telephony processing chips: integrated digital TAD speech processors, which are designed for use in the consumer telephone market, and Voice over IP speech co-processors, which are designed for use in network telephony and video conferencing products.

Both product lines are based upon our DSP core designs and incorporate our TrueSpeech speech compression algorithms.

     INTEGRATED DIGITAL TAD SPEECH PROCESSORS

     DSP Group's integrated digital TAD speech processors are currently incorporated in over 90 models of digital TADs from more than 40 different companies. These models include standalone digital TADs and integrated digital TADs, as well as facsimile machines, standalone speaker phones, hand-held devices and digital cordless telephones that contain digital TADs.

     Our digital TAD speech processors are based on our PineDSPCore-Registered Trademark-, which is more fully described below. Our digital TAD speech processors use our TrueSpeech speech compression technology to provide high quality speech recording and playback. They incorporate the following speech and telephony technologies in various combinations:



         TECHNOLOGY                                                   DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
 Triple Rate Coder-TM-                         Instructs the telephone answering system to decide automatically between better voice quality and longer recording time.
----------------------------------------------------------------------------------------------------------------------
 G.723.1                                       Provides speech compression for Voice over IP and video conferencing over standard telephone lines.
----------------------------------------------------------------------------------------------------------------------
 Caller ID and Call Waiting                    Identifies to the party being called the telephone number of the
 Caller ID                                     calling party, whether or not the party being called is already engaged in another call.
----------------------------------------------------------------------------------------------------------------------
 Call Progress Tone Detection                  Detects standard telephony signals during the progress of a telephone call.
----------------------------------------------------------------------------------------------------------------------
 DTMF Signaling                                Detects and generates touch tone (DTMF) signals that comply with telephone industry frequency standards.
----------------------------------------------------------------------------------------------------------------------
 Full Duplex SpeakerPhone-TM-                  Allows simultaneous two-way (full-duplex), hands-free operation of the telephone and suppresses and cancels acoustic and electrical echoes.
----------------------------------------------------------------------------------------------------------------------
 Speech Prompts                                Provides the ability to stamp a message with a time and date and vocal operating instructions prompts.
----------------------------------------------------------------------------------------------------------------------
 Variable Speed Playback                       Permits playback of recorded speech at different speeds without
 (FlexiSpeech-Registered Trademark-)           distorting the natural sound of the speech.
----------------------------------------------------------------------------------------------------------------------
 Voice Operated Switch  ("VOX")                Detects human speech and stops recording during periods of silence,
 (Smart-Vox-Registered Trademark-)             thereby conserving available memory.
----------------------------------------------------------------------------------------------------------------------
 Alpha Least Cost Routing                      Automatically chooses from a number of telephone service providers in
 ("LCR")/Super LCR                             order to select the lowest available rates.
----------------------------------------------------------------------------------------------------------------------
 Voice Recognition                             Allows a user to operate a telephone or answering machine device by giving voice commands.
----------------------------------------------------------------------------------------------------------------------


     The first integrated digital TAD speech processors were introduced by DSP Group in 1989. Since then, we have shipped approximately 33 million units of speech processors to digital TAD suppliers, of which approximately
10.3 million were shipped in 1998. Digital TAD speech processor sales accounted for 72% of our total revenues in 1998.

     In 1998, we introduced the D16000 family of highly integrated speech processors, which combine the components of a mixed signal system on a single chip. Each speech processor in the D16000 family contains a DSP core, converters that transform analog signals into digital signals and vice versa, and various signal amplifiers, all embedded on a single chip. In addition to implementing DSP algorithms, including compression, caller ID and speaker phone, these speech processors also perform tasks that would typically be handled by a separate microprocessor chip. We believe that the D16000 processors provide high value to telephony product vendors by eliminating the need for certain other electronic components and thus reducing materials and manufacturing costs.

     We also introduced in 1998 the D6587 speech processor, which incorporates into one chip three major digital signal processing technologies: (1) the Triple Rate Coder, (2) voice recognition, and (3) Full Duplex SpeakerPhone. The D6587 can be used in telephones and hands-free car kits for mobile phones to provide voice dialing, digital recording and hands-free conversation.

     In 1997, we developed an advanced speech compression technology called the Triple Rate Coder. Speech processors containing the Triple Rate Coder can record speech at three different compression rates, allowing for a tradeoff between recording quality and recording time: the higher the compression rate is, the higher the recording quality and the shorter the recording time will be. The three compression rates are as follows:

     - Long recording time -- at this rate, 22 to 25 minutes of speech can be recorded on a four megabit flash memory device.

     - High quality recording -- at this rate, approximately 10 minutes of speech can be recorded on a four megabit flash memory device. Speech quality is at its highest equaling that of a wired telephone conversation, overcoming the inferior clarity disadvantage of digital speech.

     - Trade-off between long recording time and high quality recording -- at this rate, approximately 15 minutes of speech can be recorded on a four megabit flash memory device. Speech quality matches that provided by G.723.1, the speech compression algorithm contained in the International Telecommunications Union H.324 standard for video conferencing over standard telephone lines.

     The following table sets forth certain characteristics and features of the primary digital TAD speech processors that we currently offer:

                         DSP GROUP'S TAD SPEECH PROCESSORS

                                                D16559      D16529     D16329      D6571      D6587      D6471
                                                ------      ------     ------      -----      -----      -----

Process Geometry (microns)..............          0.5        0.5         0.5        0.5        0.5        0.5
Minutes Record, 4 Mbit Memory...........          22-25,     22-25,     15-17       22-25,     22-25,    25-27
                                                  10,15      10,15                  10,15      10,15

Memory Type.............................           Flash    Flash       Flash      Flash      Flash      Flash
Advanced Features:
  Speech Prompts........................          Yes        Yes         Yes        Yes        Yes        Yes
  Variable Speed Playback...............          Yes        Yes         --         Yes        Yes        Yes
  Full Duplex Speakerphone..............          Yes         --         --         Yes        Yes        Yes
  Caller ID and Call Waiting Caller ID            Yes        Yes         --         Yes        Yes        Yes
  Voice Recognition                               --          --         --         --         Yes        --
  System On Chip-included peripherals:
  Microcontroller.......................          Yes        Yes         Yes        --         --         --
  Line Coder ...........................          Yes        Yes         Yes        --         --         --
  Speaker Coder.........................          Yes         --         --         --         --         --
  Amplifiers............................          Yes        Yes         Yes        --         --         --


     The following is a list of TAD manufacturers and resellers whose products incorporate our TAD speech processors:


                            TAD MANUFACTURERS AND RESELLERS


                     TAD MANUFACTURERS                          TAD RESELLERS
    ------------------------------------------------------------------------------------
    Alcatel                     Maxon                            Bell South
    Ascom                       Panasonic                        Bosch Telecom
    CCT Telecom                 Philips                          British Telecom
    Daewoo                      Sagem                            France Telecom
    D&B Electronics             Samsung                          GE
    Ericsson                    Sanyo                            German Telecom
    Giant                       Siemens                          Loewe-Binatone
    HPF Ascom                   Smoothline                       Southwestern Bell
    I.N.T. Corp.                Sony                             Swiss Telecom
    Kinpo                       Thomson
    L.G. Electronics            Tiptel
    Matra                       Uniden


     VOICE OVER IP SPEECH CO-PROCESSORS

     Our Voice over IP speech co-processors were developed for use in conjunction with other microprocessors to transmit voice over public and private networks such as the Internet, frame relay networks, cable networks and other data networks and combined data/voice networks. "Voice over IP" refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over the network and reassembled in the correct order at their destination. They also can be used to implement the speech component of video conferencing applications.

     These speech co-processors take advantage of G.723.1, a speech compression algorithm that has been incorporated into various international communications standards, which is more fully discussed below, to provide cost-effective, high quality speech compression. The following table sets forth other features of the Voice over IP speech co-processors that we currently offer:


                      DSP GROUP'S VOICE OVER IP SPEECH CO-PROCESSORS

                                                       CT8016            CT8020            CT8021
                                                   --------------    --------------   ---------------

DSP Core Design.............................         PineDSPCore       OakDSPCore        OakDSPCore
Process Geometry (microns)..................             0.5              0.6               0.5
TrueSpeech Algorithm........................       8.5, 6.3, 5.3,    8.5, 6.3, 5.3,    8.5, 6.3, 5.3,
Data Rate, Kilobits Per Second..............          4.8 & 4.1        4.8 & 4.1         4.8 & 4.1
ITU-T Standard Speech Coders................          G.729A+B          G.723.1       G.723.1, G.722,
                                                                                      G.728, G.729A+B
Features:
 Full Duplex Speakerphone...................             Yes              Yes               Yes
 Variable Speed Message Playback............             Yes               --               Yes
 Full Duplex DSVD...........................             Yes              Yes               Yes
 Video Conferencing.........................             --               Yes               Yes
 Internet Telephony.........................             Yes              Yes               Yes



     FUTURE SPEECH AND TELEPHONY PROCESSORS

     We are currently developing our next generation of integrated digital TAD speech processors and Voice over IP speech co-processors to include a number of enhancements and improvements.

     First, we intend to design and manufacture our future digital TAD speech processors using a 0.35 micron CMOS technology, so that the conductive paths on the circuits inside these chips will be 0.35 microns wide. By reducing these line widths we can place more transistors in the same amount of space and as a result provide more power at the same cost. We expect that this design will increase our competitiveness in the price-sensitive TAD business.

     Second, we intend to add new features to our next generation of digital TAD speech processors and Voice over IP speech co-processors. For example, we intend to enhance our integrated digital TAD speech processors with additional capabilities, including improved speech quality, full duplex speakerphone, advanced voice recognition and text to speech algorithms and our integrated 900 MHz spread spectrum processor. In addition, we intend to use the TeakLite-TM-DSP core, which is more powerful than our PineDSPCore and OakDSPCore-Registered Trademark-, to provide additional processing power for these new features.

     Finally, we intend to continue to develop new speech and telephony processors for emerging communications applications. We also intend to use our high performance, dual MAC DSP TeakLite core for Voice over IP gateway applications.

DSP CORES

     DSP Group has developed proprietary, DSP core designs that provide low-power, cost-effective solutions for current and emerging digital signal processing applications. Our DSP cores are incorporated in our own family of speech and telephony processors and also are licensed to more than 30 entities, including Adaptec, Fujitsu, Kawasaki, LSI Logic, NEC, Oki, Samsung Semi conductor, Inc., Seiko Epson, Siemens, Sony, Temic and VLSI Technology.

     We currently offer four DSP cores--PineDSPCore, OakDSPCore, TeakDSPCore-TM-and PalmDSPCore.-TM- Together, they cover a wide range of applications, from low end applications, including digital TADs, hard disk controllers, low speed modems and Voice over IP applications, to high performance applications such as digital subscriber line (DSL), third generation cellular communications, high speed modems, multimedia and Internet gateways.

     Digital signal processing chips and software are being used more and more in high volume communication and computing products. We believe that our cores can provide cost-effective DSP solutions for chips used in these applications, because our cores are:

     -    Flexible.  The DSP core designs are "soft core" designs, so they are
          --------
          foundry independent and can be implemented on any of the various manufacturing processes used by different semiconductor fabrication facilities. The cores can also be produced by manufacturers in different geometries. Furthermore, universal design rules are used in the DSP core designs to allow easy implementation across multiple semiconductor process technologies.

     -    Efficient to design.  The designs of our cores are highly efficient,
          -------------------
          with variable data size of 16/20/24 bits, general purpose DSPs with adjacent modular RAM and ROM and general I/O blocks to provide for a flexible layout and design.

     -    Power efficient.  Our cores operate at different voltages, ranging
          ---------------
          from 5 volts down to 1.1 volts. The lower the voltage, the lower the power requirements.

     -    Inexpensive to manufacture.  The DSP cores, which in the past could
          --------------------------
          only be used on processors designed for a 1.0 micron CMOS process, can now be implemented on 0.25 and 0.18 micron processes. We believe these size reductions in manufacturing can reduce the product cost, while increasing product performance.

     The efficient processing, flexible design and scaleable memories of our DSP core designs allow for the development of smaller and lower cost DSP solutions and shorten the time to market for new products and product enhancements.

     With each new core, we have added features and enhanced performance.
Our first core, the PineDSPCore, was released in 1992 and was developed for use in our digital TAD speech processor products. In 1994, we introduced our OakDSPCore, an enhanced version of the PineDSPCore that, among other things, achieves a higher processing speed through improved architecture and includes an advanced, more efficient instruction set. The OakDSPCore is especially well-suited for use in personal communication products and higher level processing applications, such as digital cellular telephones, high bit rate modems, video telephone conferencing applications and DSVD modems, which send compressed voice and data signals at the same time over a regular telephone line. Algorithms that use the PineDSPCore instruction set can also be run on the OakDSPCore.

     In 1998, we introduced the TeakDSPCore, the next generation DSP core. The TeakDSPCore is a family of two low power, cost effective cores: the TeakLite and the Teak. These cores contain two arithmetic units functioning in parallel, which improve the performance of a notable portion of the application that requires DSP technology. The TeakDSPCore is aimed at emerging applications in the digital cellular communications, including products implementing the Global System for Mobile communications (GSM), half-rate GSM, Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) standards. We also have targeted this core for use in advanced wired line modems, including those using the V.90 standard, products implementing emerging digital audio standards and formats such as AC3 and MPEG2, and Voice over IP and telecommunications products.

     In 1998, we also introduced our new high performance PalmDSPCore, a family of three cores designed to cover a wide range of high performance applications, including third generation cellular communications, asynchronous digital subscriber lines (ADSL), high performance multimedia applications, cable modems, pooled modems and Internet gateways.

     The following table shows a comparison of our DSP core designs:


                             DSP GROUP'S DSP CORE DESIGNS

                                         PineDSPCore       OakDSPCore       TeakDSPCore       PalmDSPCore
                                         -----------       ----------       ----------        -----------

Word Length .........................      16 bit             16bit            16bit         16/20/24 bit
Process Geometry (microns)...........        0.5              0.35              0.25              0.2
Performance .........................      40 MIPS           65MIPS         140-180 MIPS       450 MIPS
Voltage .............................       5.0 V             3.3V              2.5V             2.5V
Advanced Instruction Set.............        --                Yes              Yes               Yes


     In addition to incorporating our DSP core designs in our speech and telephony processors, we also license them to third parties, together with advanced software tools, so that these licensees can incorporate our DSP core designs into their semiconductor chip products. These licenses are generally granted in exchange for an upfront license fee payment. This fee is generally recognized by us upon shipment of the deliverables for the core, provided that no significant vendor or post-contract support obligations remain outstanding and that collection of the resulting receivable is deemed probable. The licensees also pay a monthly support fee, which is typically paid for a period of one or two years, and ongoing per-unit royalties based on the number of units of products containing the core that are shipped by the licensee. The timing and amount of royalties that DSP receives from its core licensees depend on the timing of each licensee's product development and the degree of market acceptance of each licensee's products, neither of which are within our control. In 1998, royalties paid by four PineDSPCore and OakDSPCore licensees for shipment of products utilizing these cores increased from the previous year.

     The following is a partial list of companies who have licensed our DSP core designs and representative applications for which they use our DSP core designs:


                                DSP CORE DESIGN LICENSES


      LICENSEES                                REPRESENTATIVE APPLICATIONS
--------------------                      -----------------------------------------
Adaptec                                   Disk Drives
Atmel                                     ASIC, Communications
DSP Communications                        Digital Cellular Telephones
Fujitsu                                   ASIC, ADSL, Communications
Harris Semiconductor                      Communications and Multimedia
Hyundai                                   ASIC, Audio, Communications
Kawasaki                                  ASIC, Communications
Kenwood                                   Audio Products
LSI Logic                                 ASIC, Communications, DAB
Mitel                                     ASIC, Communications
National Semiconductors                   Communications
NEC                                       ASIC, Communications
Oki                                       Communications
ROHM                                      ASIC, Communications
Samsung                                   ASIC, Communications and Multimedia
Seiko-Epson                               ASIC, Communications
Siemens                                   Communications
Sony                                      Communications



TDK Semiconductor                         Modems
TEMIC                                     DAB, Communications
TSMC                                      ASIC Library
VLSI Technology                           ASIC, Communications
Xemics                                    Low Voltage applications
Xicor                                     Programmable DSP


     In order to assist existing licensees of the PineDSPCore and OakDSPCore, and to enhance the attractiveness of these cores to potential licensees, we have entered into agreements with leading developers of semiconductor design and simulation software, including Cadence, Mentor Graphics and Synopsys. These companies have adapted certain of their software applications to support our PineDSPCore and OakDSPCore, enabling such software to be used to design and simulate semiconductor products containing these cores. In addition, a number of independent software vendors, including VoCal Technologies, Prairiecomm, and Ensigma, have developed digital signal processing algorithms that operate on our PineDSPCore and OakDSPCore for a variety of communications and multimedia applications. We believe that these developments make our DSP core designs more attractive to potential licensees. In addition, we believe that these software tools help to establish our PineDSPCore and the OakDSPCore as industry standards.

     In 1998, XEMICS, a Swiss company and a leading manufacturer of low voltage medical devices such as hearing aids and pace makers, announced that it would license and implement TeakLite on a very low voltage library instruction set. Together with Xemics, we offer a design kit for low voltage applications (1.2V), by which potential licensees will license the TeakLite technology from DSP Group and the low voltage library from Xemics.

TRUESPEECH PRODUCTS

     TrueSpeech is a family of high-quality, cost-effective speech compression technologies based on complex mathematical algorithms that are derived from the way airflow from the lungs is shaped by the throat, mouth and tongue during speech. This shaping of bursts of air is what the ear interprets as speech. TrueSpeech converts this speech into digital data and then selectively eliminates and enhances certain sound data to replicate human speech.

     Originally developed for consumer telephone applications, we also have enhanced TrueSpeech for use in the computer telephony, personal computer and Voice over IP markets. We incorporate our TrueSpeech technology in our speech and telephony processors and also license TrueSpeech to computer telephony, personal computer and Voice over IP companies for inclusion in their products.

     Our TrueSpeech technology has become one of the leading digital speech compression solutions in several markets. In the personal computer market, Microsoft has incorporated a TrueSpeech algorithm in Windows 95, Windows 98 and NT. In the audio and video telephone conferencing markets, TrueSpeech algorithms are used extensively, having been adopted by various international standards-setting organizations. In February 1995, the International Telecommunications Union established its G.723.1 standard for low bit rate speech compression, which incorporates the TrueSpeech 6.3 and 5.3 algorithms. In March 1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the G.723.1 standard as a default low bit rate audio compression technology for all voice transmissions over the Internet and for conferencing products conforming the International Telecommunication Union's H.323 standard for packet-based multimedia communications systems. G.723.1 is also part of the International Telecommunication Union's H.324 standard for video conferencing over standard telephone lines. Since its adoption and endorsement by the International Telecommunications Union and the International Multimedia Teleconferencing Consortium, the G.723.1 standard has gained considerable momentum in the video and audio conferencing industry.

     We believe that the principal advantages of TrueSpeech, as compared with other currently available digital speech compression technologies, are as follows:

     -    High Compression Ratio. The three versions of TrueSpeech currently
          ----------------------
          offered by DSP Group compress digital speech at ratios ranging from 15:1 to 26:1. These compression ratios are between seven and twelve times greater than the compression provided by Pulse Code Modulation ("PCM"), which is used in current generation telephone speech transmissions, and four to six times greater than the compression provided by Adaptive Differential PCM ("ADPCM"), which is currently used in personal computer audio cards. As a result, a standard 1.4 megabyte floppy diskette can hold approximately 37 minutes of speech using the most advanced version of TrueSpeech commercially available, compared to approximately three minutes using PCM and six minutes using ADPCM. Our competitors have introduced other advanced speech algorithms that offer compression ratios comparable to the most advanced TrueSpeech algorithms, and several had submitted these algorithms to the ITU standards committee for evaluation for video telephones. However, the ITU testing showed that TrueSpeech provides superior quality playback and requires lower computational complexity than these competing algorithms.

     -    High Quality Speech. Another advantage of TrueSpeech is that it
          -------------------
          reproduces high quality speech playback with minimum distortion by selectively eliminating nonessential and background sound data without significant loss of speech quality. TrueSpeech has received high scores for speech quality from a number of independent evaluators.
          For example, TrueSpeech scored the highest on the ITU's intricately structured test used to numerically rate the quality of the five competing speech compression algorithms submitted for adoption as the
          G.723.1 standard for video telephones. In independently conducted tests performed by Dynastat, Inc., a company specializing in the performance evaluation of voice communication systems, TrueSpeech 6.3 received a Mean Opinion Score of 3.98, while regular telephone quality is based upon a Mean Opinion Score of 4.0.

     -    Cost Effectiveness. TrueSpeech's ability to achieve high speech
          ------------------
          compression with lower computational complexity provides it with a competitive cost advantage. As an example, competing speech compression algorithms evaluated by the ITU use 20% to 50% more computing power for the same compression and transmission rates, and more memory for storage and operation. Consequently, competing speech compression algorithms require larger, more expensive DSPs and result in higher cost solutions.

     Our TrueSpeech licensees include, among others, 8x8, Analog Devices, Cirrus Logic, Creative Labs, Dialogic, IBM, Intel, Microsoft, Philips, Siemens, Smith Micro, Texas Instruments, Unisys, US Robotics, Winbond and White Pine Software. In addition, we have ported our TrueSpeech algorithms to certain DSP platforms offered by Analog Devices, Motorola and Texas Instruments, three leading merchant vendors of programmable DSP chips. To date, our royalties from TrueSpeech licenses contribute modestly to our overall revenues.

CORDLESS TELEPHONY

     In the beginning of 1999, DSP Group acquired two integrated groups of engineers, one located in Israel and the other in the United States. These twenty-five engineers specialize in the design of integrated circuits for wireless communication. In addition, we acquired technology and products, including associated intellectual property, related to 900 Megahertz narrow-band cordless telephones (the transmissions between the handset and base unit of such telephones are at or near a frequency of 900 megahertz) and 900 Megahertz spread spectrum cordless telephones (the transmissions between the handset and base unit of such telephones are "spread" in a pseudrandom pattern over a range of frequencies).

     We intend to sell a cordless telephony solution consisting of two chips --a baseband chip and an RF chip -- that will allow telephone vendors to build 900 megahertz cordless telephones with limited technical understanding, shortening the time it takes for the product to reach the market. We believe our recent acquisitions also will assist us in developing 2.4 gigahertz cordless telephones. In addition, we believe that the cordless telephony business will be synergistic with our existing digital signal processing business.

SALES, MARKETING AND DISTRIBUTION

     We market and distribute our products through our direct sales and marketing organization, consisting of 27 employees, as well as through a network of distributors and independent manufacturers' representatives. A marketing and sales team located in our headquarters in Santa Clara, California and in Israel pursues business with our customers in North America and closely monitors new markets, trends and customer needs to shape our strategic decisions. In Japan, we operate from a marketing and support office in Tokyo and through Tomen Electronics, a local distributor. In the rest of Asia, we operate through sales representatives in Hong Kong, Singapore, South Korea and Taiwan. To handle sales and distribution in Europe, we operate a marketing and support office located in France and have sales representatives in Denmark, Israel, Germany, Spain, Sweden and the United Kingdom. Our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration could have an adverse effect on our business, financial condition and results of operations.

     In 1998, 1997 and 1996 sales to Tomen Electronics comprised 45%, 33% and 17%, respectively, of total revenues. In 1996, sales to Samsung comprised 11% of total revenues.

     Export sales accounted for 95%, 92% and 91% of our total revenues in 1998, 1997 and 1996, respectively. Due to our export sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. All of our export sales are denominated in United States dollars. See Note 3 of the Notes to Consolidated Financial Statements of our Annual Report to Stockholders for the year ended December 31, 1998, for a summary of our operations within various geographic areas.

MANUFACTURING AND DESIGN METHODOLOGY

     Since our products are based on our proprietary DSP core designs, which are not dependent upon a particular foundry's library cells, these products can be manufactured at a number of independent foundries. Accordingly, all of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors from Taiwan Semiconductor Manufacturing Company, Tower Semiconductor and Samsung. Under non-exclusive agreements, these independent foundries normally provide us with finished, packaged and tested speech processors at variable prices depending on the volume of units purchased. We customarily pay for fully-tested products meeting predetermined specifications. To ensure the integrity of quality assurance procedures, we develop detailed testing procedures and specifications for each product and require each foundry to use these procedures and specifications before shipping us finished products.

     We intend to continue to use independent foundries to manufacture digital speech processors and other products for the consumer telephone and computer telephony markets. To obtain an adequate supply of wafers, we are considering various alternative production sites. Our reliance on independent foundries involves a number of risks, including the foundries' achievement of acceptable manufacturing yields and allocation of capacity to us.

     In addition to our speech processors, digital TADs include various other components such as analog random access memory circuits (ARAMs), coders and flash memories that are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could have a material adverse effect on sales of our speech processors for digital TADs and other computer telephony products, which could in turn have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

     The markets in which we operate are extremely competitive and we expect that competition will increase. In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Our future prospects will depend greatly on our ability to successfully develop and introduce new products that are responsive to market needs. We cannot assure that we will be able to successfully develop or market any of these products.

     The principal competitive factors in the digital TAD speech processor market include price, speech quality, compression ratio, value-added features such as variable speed message playback and speakerphone, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to each of these factors. Currently, the key competitive challenge for digital TADs is the relative lower cost of analog tape-based machines. We believe that the continuing decline in prices of digital speech processors and silicon memory devices will close the cost gap between the analog and digital technology solution. Our principal competitors in the TAD speech processor market include ISD, Lucent Microelectronics, Macronix, Toshiba, Siemens and Zilog.

     The principal competitive factors in the DSP core designs market for high volume, low cost applications include such features as small size, low power, flexible I/O blocks and associated development tools. Our DSP core designs compete with companies such as Analog Devices, Atmel, Clarkspur Designs, SGS Thompson and Siemens, which license DSP platforms, and Analog Devices, Lucent Microelectronics, Motorola, and Texas Instruments, which sell their own complete general purpose DSP solutions.

     Several digital speech compression technologies exist and are currently being developed that may be promoted by competitors as industry standards for the computer telephony and personal computer markets. Our TrueSpeech algorithms compete with ADPCM, and the speech compression technologies used in GSM and VSELP protocols, each of which is available in the public domain. There are many versions of these algorithms that have been developed by different parties, including AT&T, which has been actively involved in the development of GSM protocols, and Motorola, which developed the original VSELP protocols. Although TrueSpeech has achieved a degree of acceptance in the computer telephony and personal computer markets, ADPCM and the speech compression technologies for GSM and VSELP protocols are widely used in the development and implementation of new products in the telephony industry. In addition, other advanced speech compression algorithms have been introduced by competitors that offer compression ratios comparable to the TrueSpeech algorithms, including a competing algorithm sponsored by the University of Sherbrooke that the ITU standards committee has adopted as the speech compression standard for DSVD modems. Large companies, such as AT&T, Creative Labs, Motorola and Rockwell, have speech processing technologies that can be applied to speech compression for use in the same markets for which our products are targeted.

     Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could have a material adverse effect on our business, financial condition and results of operations. We have experienced and expect to continue to experience increased competitive pricing pressures for our digital TAD speech processors. During 1998, we were able to completely offset this decrease on an annual basis through manufacturing cost reductions. However, we cannot assure that we will be able to further reduce product costs, or be able to compete successfully as to price or any other of the key competitive factors.

RESEARCH AND DEVELOPMENT

     We believe that continued timely development and introduction of new products is essential to maintain our competitive position. We currently conduct most of our product development effort in-house and at December 31, 1998 had a staff of 66 research and development personnel located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $10.2 million in 1998, $8.4 million in 1997 and $8.5 million in 1996 on research and development activities.

RELATIONSHIPS WITH AFFILIATED COMPANIES

     We have a $1.8 million equity investment in, and have entered into technology arrangements with, AudioCodes Ltd. ("AudioCodes"), an Israeli corporation primarily engaged in design, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as Internet, ATM and Frame Relay. We currently own 29% of the capital stock of AudioCodes, a company formed in April 1993 by two of our former employees. Pursuant to an agreement between DSP Group and AudioCodes, DSP Group and AudioCodes have joint ownership of any speech compression technology developed by AudioCodes.
 We have established this relationship to complement our in-house product development efforts.

     In July 1996, we invested $2.0 million of cash for approximately 40% of the equity interest in Aptel Ltd. ("Aptel"), an Israeli company. In connection with the investment, we incurred a one-time write-off of acquired in-process technology of $1.5 million. In October 1997, we invested approximately $176,000 in convertible debentures issued by Aptel. In December 1997, we converted our debentures and Aptel's shareholders, including DSP Group, exchanged their shares in Aptel for common shares in Nexus Telecommunications Systems Ltd. ("Nexus"), an Israeli company registered and traded on the Nasdaq SmallCap Market. In April 1998, we sold all of our Nexus shares in a private transaction and realized a pre-tax one time gain on marketable equity securities of approximately $1.1 million. This one time gain is included under "Other income (expenses)" in our consolidated statements of income for the year ended December 31, 1998.

LICENSES, PATENTS AND TRADEMARKS

     We have been granted seven United States patents, one Canadian patent and one Israeli patent, and have seven patents pending in the United States, two patents pending in Japan, two patents pending in Israel and one patent pending in Europe. We actively pursue foreign patent protection in other countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot provide assurance that these measures will be successful.

     The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. While we have not been involved in any material patent or other intellectual property rights litigation to date, we cannot provide assurance that third parties will not assert claims against us with respect to existing or future products or that we will not need to assert claims against third parties to protect our proprietary technology. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing equipment manufacturers license this technology from AT&T. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

     We have been issued registered trademarks for the use of the PineDSPCore, OakDSPCore, TeakDSPCore, OCEM-Registered Trademark- and TrueSpeech trademarks. In addition, we applied for trademarks for Full Duplex SpeakerPhone, TeakLite, Triple Rate Coder, and PalmDSPCore.

     While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the industry, our technical expertise and ability to innovate on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. We believe that, because of the rapid pace of technological change in the consumer telephone, computer telephony and personal computer industries, patents and trade secret protection are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights, we cannot provide assurance that these measures will be successful.

BACKLOG

     At December 31, 1998, our backlog was approximately $8.7 million compared with approximately $16.8 million at December 31, 1997. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and fees specified in executed licensing contracts. Our business in digital TAD speech processors is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

EMPLOYEES

     At December 31, 1998, we had 120 employees, including 66 in research and development, 27 in marketing and sales and 27 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our employee relations are good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     We experience, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors:

     -    fluctuations in volume and timing of product orders;
     -    timing of recognition of license fees;
     -    level of per unit royalties;
     - changes in demand for our products due to seasonal customer buying patterns and other factors;
     - timing of new product introductions by us or our customers, licensees or competitors;
     -    changes in the mix of products sold by us;
     - fluctuations in the level of sales by OEMs and other vendors of products incorporating our products; and
     - general economic conditions, including the changing economic conditions in Asia.

     Each of the above factors is difficult to forecast and thus could have a material adverse effect on our business, financial condition and results of operations.

     Through 1999, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results. Our per unit royalties from licenses are totally dependent upon the success of our third party licensees in introducing products utilizing our technology and the success of those third party products in the marketplace. Per unit royalties from TrueSpeech licensees have not been significant to date.

     In addition, in the fourth quarter of 1998 and in the first quarter of 1999, we experienced a sharp decrease in product revenues as a result of the phasing out of an old line of digital TAD products, while shipments from a new product line are expected to begin in the second quarter of 1999.

OUR AVERAGE SELLING PRICES CONTINUE TO DECLINE

     We have experienced a decrease in the average selling prices of our digital TAD speech processors, but have to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

WE DEPEND ON THE DIGITAL TAD MARKET WHICH IS HIGHLY COMPETITIVE

     Sales of digital TAD products comprise a substantial portion of our product sales. Any adverse change in the digital TAD market or in our ability to compete and maintain our position in that market would have a material adverse effect on our business, financial condition and results of operations. The digital TAD market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for TAD speech processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products would also have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON REVENUES FROM A CURRENTLY UNSTABLE ASIAN MARKET

     In 1997, we generated approximately $19.9 million, or 39% of our total product sales, from sales to customers located in South Korea, Taiwan, Singapore and Hong Kong. However, in 1998, due to economic problems in some of these countries, most notably South Korea and Singapore, our product sales in this region decreased to $10.9 million, or 22% of our total product sales.
 The decline in sales from Southeast Asia countries resulted in a decrease in our backlog, but was partially offset by increased orders from Japan. If this negative economic trend in the Asian markets continues, it may result in a further decrease of our backlog in 1999. We cannot provide assurance that continued negative economic development in Asia will not have a material adverse effect on our future operating performance.

WE DEPEND ON INDEPENDENT FOUNDRIES TO MANUFACTURE OUR INTEGRATED CIRCUIT
PRODUCTS

     All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of foundry capacity to meet our needs in a timely manner. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our digital TAD speech processors. Our revenues could be materially and adversely affected should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability.

WE DEPEND ON INTERNATIONAL OPERATIONS, PARTICULARLY IN ISRAEL

     We are subject to the risks of doing business internationally, including:

     -    unexpected changes in regulatory requirements;
     -    fluctuations in the exchange rate for the U.S. dollar;
     -    imposition of tariffs and other barriers and restrictions;
     -    burdens of complying with a variety of foreign laws;
     -    political and economic instability; and
     -    changes in diplomatic and trade relationships.

     In particular, our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 1998, 97 of our 120 employees were located in Israel, including all 66 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

     Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel was 8.6% in 1998 and 7.0% in 1997. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses, sales and marketing expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON THIRD PARTIES AND THEIR SUPPLIERS TO OBTAIN REQUIRED
COMPLEMENTARY COMPONENTS

     Some of the raw materials, components and subassemblies included in the products manufactured by our third party customers, which also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by customers until the other necessary components are available.

WE DEPEND UPON THE ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH

     Our prospects are partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and Voice over IP markets. The continuing development of industry standards utilizing TrueSpeech algorithms would create an opportunity for us to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors.

     In February 1995, the ITU established G.723.1, which is predominately composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines. In March 1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the use of G.723.1 as the default audio coder for all voice transmissions over the Internet or for IP applications for H.323 conferencing products.

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

     DSP Group has pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management's attention. We cannot provide assurance that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing business of DSP Group or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Additionally, future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; RISKS OF INFRINGEMENT OF RIGHTS OF OTHERS

     As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T, and has requested that video conferencing manufacturers license the technology from AT&T.
Other organizations including Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

     If it appears necessary or desirable, we may try to obtain licenses under those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure that licenses will be offered or that terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY YEAR 2000 READINESS ISSUES

     During the next year, many software programs may not recognize calendar dates beginning in the Year 2000. This problem could force computers or machines that utilize date dependent software to either shut down or provide incorrect information. To address this problem, we have examined our computer and information systems and have contacted our primary processing vendors, suppliers and other third parties.

     Although we believe that our products are Year 2000 compliant, undetected errors or defects may remain. Disruptions to our business or unexpected costs may arise because of undetected errors or defects in the technology used in our products. If we, or any of our key suppliers or customers, fail to mitigate internal and external Year 2000 risks, we may temporarily be unable to process transactions, manufacture products, send invoices or engage in similar normal business activities or we may experience a decline in sales, which could have a material adverse effect on our business, financial condition and results of operations. See the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for more information.

OUR STOCK PRICE MAY BE VOLATILE

     Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

WE HAVE MADE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K

     The information contained in this Annual Report on Form 10-K and in the other documents referenced herein contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, including "believes," "expects," "may," "will," "should" or "anticipates," or the negative of these terms or other variations or comparable terminology, or by discussions of strategy that involve risks and certainties. Numerous factors, including economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements. These forward-looking statements are based on current expectations and we assume no obligation to update this information.

ITEM 2.   PROPERTIES.

     DSP Group's operations in the United States are located in an approximately 15,700 square foot leased facility in Santa Clara, California. This facility houses our marketing and support, North American sales, operations, manufacturing coordination and administrative personnel. This facility is leased through December 1999. In August 1997, our subsidiary, DSP Group, Ltd. moved to a facility in Herzlia Pituach, Israel with approximately 27,000 square feet pursuant to a lease ending in May 2002.
     In September 1998, DSP Group, Ltd. leased an additional 9,400 square feet at its current facility in Herzlia Pituch, Israel, through November 2003. In August 1997, DSP Group, Ltd. signed an additional lease agreement for office space in Omer, located in the south of Israel, for 840 square feet through September 1999.

ITEM 3.   LEGAL PROCEEDINGS.

     On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against DSP Group. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by us in connection with our termination of the Sales Representative Agreement between BEKA and us. The complaint seeks an unspecified amount of damages. The parties completed non-binding mediation in May 1998, but were unable to settle the case. Discovery in the case has been completed. Trial has been set for May 11, 1999. DSP Group believes the lawsuit to be without merit and intends to defend itself vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information contained in the section labeled "Price Range of Common Stock" in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

     The information contained in the section labeled "Subsequent Events--Sale of Common Stock" in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information contained in the section labeled "Selected Consolidated Financial Data" in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained in the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE.

     The information contained in the section labeled "Quantitative and Qualitative Disclosures About Market Risk" in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and related notes and independent auditors report in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.

     The information contained in the section labeled "Quarterly Data" in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the directors and executive officers of DSP Group:

                 NAME         AGE                          POSITION

Igal Kohavi                   59          Chairman of the Board

Eliyahu Ayalon                56          President, Chief Executive Officer and Director

Avi Basher                    42          Vice President of Finance,
                                          Chief Financial Officer and Secretary

David Tolub                   48          Vice President-- Sales

Gideon Wertheizer             42          Vice President-- Marketing

Samuel L. Kaplan (1)(2)       62          Director

Zvi Limon (2)                 40          Director

Millard Phelps (1)(2)         70          Director

Yair Shamir (1)(2)            53          Director

Saul Shani (1)                44          Director

--------------------------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

     IGAL KOHAVI has been Chairman of the Board of DSP Group since September 1995. Dr. Kohavi has served since 1995 as Chairman of the Venture Funds of Dovrat-Sherm & Co. Ltd., an Israeli investment bank at which he formerly served as President from October 1994 to January 1996. Between March 1993 and October 1994, he served as Managing Director of Clal Electronic Industries Ltd.
Dr. Kohavi also serves as a director of Mercury Interactive Corporation (Nasdaq:
MERQ) ("Mercury Interactive"), a provider of client/server and web testing tools.

     ELIYAHU AYALON joined DSP Group in April 1996 as President, Chief Executive Officer and Director. From May 1992 to April 1996, Mr. Ayalon served as President and Chief Executive Officer of Mennen Medical Ltd., a developer and manufacturer of medical instruments and apparatus.

     AVI BASHER joined DSP Group in October 1996 as Vice President of Finance and Chief Financial Officer. In January 1997, he was elected to serve as Secretary of DSP Group as well. Prior to joining DSP Group, Mr. Basher served from December 1992 to October 1996 as Chief Financial Officer of InterPharm Laboratories, Ltd., a healthcare biotechnology company.

     DAVID TOLUB joined DSP Group in May 1998 as Vice President, Sales. Prior to joining DSP Group, Mr. Tolub served from September 1993 to May 1998 as Vice President, Marketing of NICE Systems, a provider of Computer Telephony Integrated (CTI) recording and quality measurement solutions.

     GIDEON WERTHEIZER joined DSP Group in September 1990 as Project Manager of DSP Group's VLSI Design Center and became Vice President of the VLSI Design Center in August 1995. In November 1997, Mr. Wertheizer was appointed Vice President, Marketing of DSP Group.

     SAMUEL L. KAPLAN has been a Director of DSP Group since May 1993.
Mr. Kaplan has been a partner in the law firm of Kaplan, Strangis and Kaplan, P.A. of Minneapolis, Minnesota, since October 1978. Mr. Kaplan also serves as a trustee of USP Real Estate Investment Trust, a real estate investment trust.

     ZVI LIMON has been a Director of DSP Group since February 1999. Mr. Limon has served as Chairman of Limon Holdings Ltd., a consulting and investment advisory firm since 1993. He presently serves as a director of Eltek Ltd. (Nasdaq: ELTKF), a developer and manufacturer of PC boards.

     MILLARD PHELPS has been a Director of DSP Group since July 1995.
Mr. Phelps has been most recently associated with Hambrecht & Quist, an investment banking firm, where he served from 1984 to August 1997 as Advisory Director in the corporate finance area, advising on public and private financing matters. Mr. Phelps has worked in the semiconductor industry for more than 20 years at several manufacturing companies, including Texas Instruments Incorporated, Fairchild Corporation, Intersil Inc. and Synertek Inc. He currently serves as a director of Trident Microsystems, Inc., a designer, developer and marketer of integrated circuit graphics and multimedia products.

     YAIR SHAMIR has been a Director of DSP Group since October 1996 and has served as President and Chief Executive Officer of VCON Telecommunications, Ltd., a developer and marketer of video conferencing systems, since February 1997. From July 1995 to February 1997, Mr. Shamir served as the Executive Vice President of The Challenge Fund-Etgar L.P., a venture capital firm. From January 1994 to July 1995, he served as Chief Executive Officer for Elite Industries, Ltd., a food products company. Mr. Shamir currently serves as a director of Mercury Interactive, Orckit Communications, Limited, a developer and manufacturer of local loop communications systems and VCon Telecommunications, Ltd.

     SAUL SHANI has been a Director of DSP Group since February 1999. Mr. Shani has served since 1996 as Managing Director of Limon Holdings, Ltd., a consulting and investment advisory firm. He also has served as Chairman and Director of Global Village Telecom N.V., a private company engaged in providing satellite based telephony services, since 1998. From 1990 to 1996, Mr. Shani served as co-founder, CEO, Chairman, and Director of Sapiens International Corporation
NV (Nasdaq: SPNSF), a provider of enterprise-wide solutions for software applications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), requires DSP Group's directors, executive officers and persons who own more than 10% of DSP Group's common stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of DSP Group's common stock with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Copies of these reports are also required to be delivered to DSP Group.

     Except as set forth below, we believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 1998, all Reporting Persons complied with all applicable filing requirements, except for the following: Mr. Phelps inadvertently failed to report a sale of DSP Group's common stock on his Form 4 for the period of the sale; such sale was subsequently reported on a later Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following table sets forth all compensation earned by DSP Group's Chief Executive Officer and each of the four other most highly compensated executive officers of DSP Group (including one former executive officer) (collectively, the "Named Executive Officers") for the years ended December 31, 1998, 1997 and 1996.

                              SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                     ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                                                                     SECURITIES
                                                                   SALARY (1)         BONUS (2)  UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION                             YEAR            $                 $              (#)
---------------------------                             ----    ----------------  ------------------------------------
 Eliyahu Ayalon                                         1998         $294,952          $240,000           150,000
     Chief Executive Officer, President and             1997          283,747           212,500           150,000
     Director                                           1996          157,493(3)         72,000           160,000

 Igal Kohavi                                            1998          294,630           240,000           150,000
     Chairman of the Board                              1997          280,620           212,500           150,000
                                                        1996          250,000            72,000           140,000

 Avi Basher                                             1998          174,082            45,000            10,000
     Vice President of Finance,  Chief Financial        1997          163,299            45,000            30,000
     Officer and Secretary                              1996           31,822(4)             --            50,000

 David Tolub (5)                                        1998          110,859(6)             --            50,000
     Vice President -- Sales                            1997               --                --                --
                                                        1996               --                --                --

 Gideon Wertheizer (7)                                  1998          172,122            50,000            20,000
     Vice President -- Marketing                        1997          146,362            45,000            15,000
                                                        1996               --                --                --

 Amir Karni (8)                                         1998          125,644            10,000            10,000
     Former Vice President, Research and Development    1997           61,317(9)             --            22,000
                                                        1996               --                --                --

--------------------------
(1) The salaries of officers located in Israel include social benefit payments and car allowances.

(2) DSP Group's executive officers are eligible for annual cash bonuses. Such bonuses are generally based upon achievement of corporate performance objectives determined by DSP Group's Compensation Committee. Bonuses are awarded by the Compensation Committee based upon individual, as well as corporate, performance. DSP Group pays bonuses in the year following that in which the bonuses were earned.

(3) Represents Mr. Ayalon's salary from his appointment as Chief Executive Officer, President and Director of DSP Group in April 1996.

(4) Represents Mr. Basher's salary from his appointment as Vice President of Finance, and Chief Financial Officer of DSP Group in October 1996.

(5)  Mr. Tolub was appointed an executive officer of DSP Group in May 1998.

(6)  Includes $12,357 of commissions earned by Mr. Tolub in 1998.

(7) Mr. Wertheizer was appointed an executive officer of DSP Group in November 1997.

(8) Mr. Karni resigned as Vice President, Research and Development in November 1998.

(9) Represents Mr. Karni's salary from his appointment as Vice President of Research and Development of DSP Group in July 1997.

OPTION GRANTS

     The following table sets forth certain information with respect to stock options granted during 1998 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent DSP Group's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the DSP Group's common stock.



                              OPTION GRANTS IN 1998
                              INDIVIDUAL GRANTS (1)

                                                                                            POTENTIAL REALIZABLE
                            NUMBER OF                                                      VALUE AT ASSUMED ANNUAL
                           SECURITIES       % OF TOTAL                                      RATES OF STOCK PRICE
                           UNDERLYING        OPTIONS                                       APPRECIATION FOR OPTION
                             OPTIONS        GRANTED TO                                              TERM
                             GRANTED        EMPLOYEES     EXERCISE         EXPIRATION
         NAME                  (#)           IN 1998        PRICE            DATE              5%              10%
-------------------------  ---------------  ----------    -------------    ----------     --------------   -----------
Eliyahu Ayalon               150,000          18.94%         $18.563        07/02/05      $1,133,551       $2,641,655

Igal Kohavi                  150,000          18.94%          18.563        07/02/05       1,133,551        2,641,655

Avi Basher                    10,000          1.26%           18.875        08/03/05          76,840          179,070

David Tolub                   50,000          6.31%           19.50         05/27/05         396,923          924,999

Gideon Wertheizer             20,000          2.53%           18.875        08/03/05         153,680          358,141

Amir Karni                    10,000          1.26%           18.875        08/03/05          76,840          179,070

     ------------------------------

(1) All options were granted pursuant to the 1991 Employee and Consultant Stock Plan.

Option Exercises and Option Values

     The following table sets forth information concerning option exercises during 1998 and the aggregate value of unexercised options as of December 31, 1998 held by each of the Named Executive Officers.

                       AGGREGATED OPTION EXERCISES IN 1998
                     AND OPTION VALUES AT DECEMBER 31, 1998


                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                              AGGREGATE OPTION          UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                              EXERCISES IN 1998     OPTIONS AT DECEMBER 31, 1998        DECEMBER 31, 1998 (1)
                             ------------------                                     --------------------------
                             SHARES
                            ACQUIRED      VALUE
                          ON EXERCISE    REALIZED
         NAME                  (#)        ($)(2)      EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
   -----------------      -------------  ---------    ------------    -------------    -----------     -------------
Eliyahu Ayalon                     --           --       85,000        257,500         $423,594         $735,781
Igal Kohavi                        --           --      177,500        252,500          719,219          686,406
Avi Basher                     12,500     $146,945       11,250         53,750          115,313          543,438
David Tolub                        --           --           --         50,000               --           68,750
Gideon Wertheizer               5,586       57,959        8,437         36,645           21,563           94,160
Amir Karni                         --           --        6,874         25,126           20,193           64,432

--------------------------

(1) Calculated on the basis of the closing price of DSP Group's common stock as reported on the Nasdaq National Market on December 31, 1998 of $20.875 per share, minus the exercise price.

(2) Calculated on the basis of the broker's reported sale price of DSP Group's common stock subject to the option, minus the exercise price.

EMPLOYMENT AGREEMENTS

     The following Named Executive Officers have written employment agreements with DSP Group: Messrs. Ayalon, Basher and Kohavi.

     In April 1996, Mr. Ayalon entered into an employment agreement with DSP Semiconductors, Ltd., DSP Group's wholly owned subsidiary in Israel ("DSP Semiconductors"), pursuant to which Mr. Ayalon is to serve as the President and Chief Executive Officer of DSP Group. The term of the agreement is indefinite. The agreement originally provided for a fixed monthly salary of NIS 47,000 (approximately U.S. $15,000), which shall be adjusted monthly to the Consumer Price Index of Israel. In June 1997, the Board of Directors increased
Mr. Ayalon's monthly salary to NIS 69,295 (approximately U.S. $20,500).
Mr. Ayalon also is entitled to an annual bonus, the amount of which is determined at the sole discretion of the Board of Directors. The agreement may be terminated by DSP Group or Mr. Ayalon, without cause (as defined in the agreement), upon six months advance written notice. Mr. Ayalon's employment agreement was amended in November 1997 to provide for the following:
(i) Mr. Ayalon's base compensation shall be fixed at the commencement of each year, but shall not be subject to reduction during the term of the agreement;
(ii) if Mr. Ayalon terminates the agreement without good reason or if DSP Group terminates the agreement for cause, then no further payments shall be made to Mr. Ayalon pursuant to the agreement and he shall be subject to a one-year prohibition against competition in addition to the customary prohibitions against disclosure of trade secrets; (iii) upon a change of control of DSP Group or if the agreement is terminated by Mr. Ayalon for good reason or by DSP Group without cause, then all rights of Mr. Ayalon under the agreement would continue for two years and all options held by Mr. Ayalon would accelerate and immediately vest and be exercisable in whole or in part at any time during the remaining two-year term of the agreement; and (iv) in the event of death or permanent disability of Mr. Ayalon, all options shall accelerate and immediately vest.

     In February 1997, Mr. Basher entered into an employment agreement with DSP Semiconductors pursuant to which Mr. Basher is to serve as the Vice President of Finance and Chief Financial Officer of DSP Group. The term of the agreement is indefinite. The agreement provides for a fixed monthly salary of NIS 31,970 (approximately U.S. $10,000), which shall be adjusted monthly to the Consumer Price Index of Israel. Mr. Basher also is entitled to an annual bonus, the amount of which is determined at the sole discretion of the Board of Directors. The agreement may be terminated by DSP Semiconductors or Mr. Basher, without cause (as defined in the agreement), upon three months advance written notice.

     In June 1997, Mr. Kohavi entered into an employment agreement with DSP Semiconductors pursuant to which Mr. Kohavi is to serve as the Chairman of the Board of Directors of DSP Group. The term of the agreement is indefinite. The agreement provided for a fixed monthly salary of NIS 69,295 (approximately U.S. $20,500), which shall be adjusted monthly to the Consumer Price Index of Israel. Mr. Kohavi also shall be entitled to an annual bonus, the amount of which is determined at the sole discretion of the Board of Directors. The agreement may be terminated by DSP Group or Mr. Kohavi, without cause (as defined in the agreement), upon six months advance written notice. Mr. Kohavi's employment agreement was amended in November 1997 to provide for the following: (i) Mr. Kohavi's base compensation shall be fixed at the commencement of each year, but shall not be subject to reduction during the term of the agreement; (ii) if Mr. Kohavi terminates the agreement without good reason or if DSP Group terminates the agreement for cause, then no further payments shall be made to Mr. Kohavi pursuant to the agreement and he shall be subject to a one year prohibition against competition in addition to the customary prohibitions against disclosure of trade secrets; (iii) upon a change of control of DSP Group or if the agreement is terminated by Mr. Kohavi for good reason or by DSP Group without cause, then all rights of Mr. Kohavi under the agreement would continue for two years and all options held by Mr. Kohavi would accelerate and immediately vest and be exercisable in whole or in part at any time during the remaining two-year term of the agreement; and (iv) in the event of death or permanent disability of Mr. Kohavi, all options shall accelerate and immediately vest.

COMPENSATION OF DIRECTORS

     Directors who are employees of DSP Group do not receive any additional compensation for their services as directors. Directors who are not employees of DSP Group receive an annual retainer of $20,000, payable in quarterly installments of $5,000 each. The retainer contemplates attendance at four Board of Director meetings per year. Additional Board of Directors meetings of a face-to-face nature are compensated at the rate of $500 per meeting. In addition, committee meetings of a face-to-face nature or on a telephonic basis are compensated at the rate of $500 per meeting. All directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

     Each outside director of DSP Group is also entitled to participate in the 1993 Director Option Plan (the "Director Option Plan"). The Director Option Plan provides for the grant of non-statutory options to non-employee directors of DSP Group. The Director Option Plan is designed to work automatically; however, to the extent administration is necessary, it will be provided by the Board of Directors. The Director Option Plan provides that each eligible director is granted an option to purchase 15,000 shares of DSP Group common stock under the Director Option Plan on the date on which he or she first becomes a director of DSP Group. In addition, on the same date, each new director is granted an option to purchase 10,000 shares of common stock under the 1991 Employee and Consultant Stock Plan (the "1991 Stock Plan"). Thereafter, each outside director is granted an option to purchase 5,000 additional shares of common stock (a "Subsequent Option") on January 1 of each year if, on such date, he or she shall have served on DSP Group's Board of Directors for at least six months. In addition, an option to purchase
5,000 shares of common stock (a "Committee Option") is granted on January 1 of each year to each outside director for each committee of the Board of Directors on which he or she shall have served as a chairperson for at least six months.

     On January 2, 1998, each of Messrs. Kaplan, Phelps and Shamir were granted Subsequent Options to purchase up to 5,000 shares of DSP Group common stock, at an exercise price of $19.25 per share, under the Director Option Plan.

     On January 2, 1998, Mr. Kaplan was granted a Committee Option to purchase up to 5,000 shares of DSP Group common stock, at an exercise price of $19.25 per share, under the Director Option Plan.

     On July 2, 1998 each of Messrs. Ayalon and Kohavi were granted options to purchase up to 150,000 shares of DSP Group common stock, at an exercise price of $18.5625, under the 1991 Stock Plan.

     On January 4, 1999, each of Messrs. Kaplan, Phelps and Shamir were granted Subsequent Options to purchase up to 5,000 shares of DSP Group common stock, at an exercise price of $20.375 per share, under the Director Option Plan.

     On January 4, 1999, each of Messrs. Kaplan and Phelps were granted Committee Options to purchase up to 5,000 shares of DSP Group common stock, at an exercise price of $20.375 per share, under the Director Option Plan.

     On February 5, 1999, the date on which they were appointed as directors of DSP Group, each of Messrs. Limon and Shani were granted an option to purchase up to 15,000 shares of DSP Group common stock, at an exercise price of $13.625 per share under the Director Option Plan. On the same date, each of Messrs. Limon and Shani also were granted an option to purchase up to 10,000 shares of DSP Group common stock, at an exercise price of $13.625 per share, under the 1991 Stock Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of DSP Group currently consists of Messrs. Kaplan, Phelps, Shamir and Shani; Mr. Kaplan serves as its Chairman. No member of this committee is a present or former officer or employee of DSP Group or any of its subsidiaries. Other than Mr. Kohavi, no executive officer of DSP Group served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of DSP Group's Board of Directors or Compensation Committee. Mr. Kohavi serves as the Chairman of the Board of VCON Telecommunications, Ltd., a public company listed on the Nouveau Marcheand located in Israel, for which Mr. Shamir serves as President and CEO.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF DSP GROUP'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE EXCHANGE ACT THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS ANNUAL REPORT ON FORM 10-K, IN WHOLE OR IN PART, THE FOLLOWING REPORT AND THE STOCK PERFORMANCE GRAPH THAT FOLLOWS SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

     COMPENSATION POLICY. DSP Group's compensation policy, as established by the Compensation Committee, states that the executive officers' total annual cash compensation should vary with the performance of DSP Group and that long-term incentives awarded to such officers should be aligned with the interest of DSP Group's stockholders. DSP Group has designed its executive compensation program to attract and retain executive officers who will contribute to DSP Group's long-term success, to reward executive officers who contribute to DSP Group's financial performance and to link executive officer compensation and stockholder interests through the grant of stock options under the 1991 Employee and Consultant Stock Plan (the "1991 Stock Plan").

     Compensation of DSP Group's executive officers consists of three principal components: salary, bonus and long-term incentive compensation consisting of stock option grants.

     SALARY. The base salaries of DSP Group's executive officers are reviewed annually and are set by the Compensation Committee. When setting base salary levels, in a manner consistent with the Compensation Committee's policy outlined above, the Committee considers competitive market conditions for executive compensation, DSP Group's performance and the performance of the individual executive officer.

     BONUS. For the fiscal year ended December 31, 1998, the Compensation Committee evaluated the performance of, and set the bonuses payable to, the Chief Executive Officer and the other executive officers of the Company. The performance factors utilized by the Compensation Committee in determining whether bonuses should be awarded to the Company's executive officers included the following: (1) increased sales of DSP Group's products and increased profitability of DSP Group during fiscal 1998; (2) the officer's overall individual performance in his position and his relative contribution to DSP Group's performance during the year; and (3) the desire of the Board of Directors to retain the executive officer in the face of considerable competition for executive talent within the industry. The Board of Directors or the Compensation Committee in the future may modify the foregoing criteria or select other performance factors with respect to bonuses paid to executive officers for any given fiscal year.

     LONG-TERM INCENTIVE COMPENSATION. DSP Group believes that stock option grants (1) align executive officer interests with stockholder interests by creating a direct link between compensation and stockholder return, (2) give executive officers a significant, long-term interest in DSP Group's success, and
(3) help retain key executive officers in a competitive market for executive talent.

     The 1991 Stock Plan authorizes the Board, or a committee thereof, to grant stock options to employees and consultants of DSP Group, including the executive officers. Stock option grants are made from time to time to executive officers whose contributions have or will have a significant impact on DSP Group's long-term performance. DSP Group's determination of whether stock option grants are appropriate is based upon individual performance measures established for each individual on an annual basis. Options are not necessarily granted to each executive officer during each year. Generally, options granted to executive officers vest as to 25% of the grant on the first anniversary of the date of grant with the remaining options vesting quarterly over the next three years and expire five years from the date of grant. Details on stock options granted to certain executive officers in 1998 are provided in the table entitled "Option Grants in 1998."

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. The Board of Directors considered the following factors in evaluating the performance of, and setting the bonus compensation for, Mr. Ayalon, DSP Group's Chief Executive Officer and President since April 1996: the increase in the net income of DSP Group from the prior year, DSP Group's stock price and the time and effort that Mr. Ayalon individually applied in connection with the execution of his duties. The Compensation Committee believes that the salary, bonus and long-term incentive compensation paid to Mr. Ayalon for the fiscal year ended December 31, 1998 were appropriate based on the above criteria.

     COMPENSATION POLICY REGARDING DEDUCTIBILITY. Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation to be paid to DSP Group's executive officers in 1998 did not exceed the $1 million limit per officer. The 1991 Stock Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under such plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to DSP Group's executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant, and may use such exemptions in addition to the exemption contemplated under the 1991 Stock Plan.

Submitted by the Compensation Committee:

          Samuel L. Kaplan
          Millard Phelps
          Yair Shamir
          Saul Shani

STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on DSP Group's common stock with the cumulative total return on the Standard & Poor's 500 Index and Standard & Poor's Technology Sector Index. The period shown commences on February 11, 1994, the date that DSP Group's common stock was registered under Section 12 of the Exchange Act, and ends on December 31, 1998, the end of DSP Group's last fiscal year. The graph assumes an investment of $100 on February 11, 1994, and the reinvestment of any dividends.

     The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of DSP Group's common stock.

                             TOTAL RETURN TO STOCKHOLDERS
                        FEBRUARY 11, 1994 TO DECEMBER 31, 1998


     Research Data Group                     Peer Group Total Return Worksheet

Dsp Group (DSPG)

                                                   CUMULATIVE TOTAL RETURN
                          -----------------------------------------------------------------------
                          2/11/94   3/94   6/94   9/94   12/94   3/95   6/95   9/95   12/95  3/96

DSP GROUP, INC.            $100     $116   $###    $158   $139   $163   $179   $127   $ 82   $ 89
S&P 500                     100       93     93      98     98    108    118    127    135    142
S&P TECHNOLOGY SECTOR       100       99     95     104    111    125    154    163    160    169

                                                   CUMULATIVE TOTAL RETURN
                          --------------------------------------------------------------------------
                          6/96   9/96  12/96   3/97   6/97   9/97  12/97   3/98  6/98  9/98  12/98

DSP GROUP, INC.           $ 66   $ 59   $ 61   $ 66   $107   $280   $143   $137  $141  $105   $149
S&P 500                    148    153    166    170    200    215    221    252   260   234    284
S&P TECHNOLOGY SECTOR      183    201    227    229    279    326    286    346   375   369    495

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to DSP Group with respect to the beneficial ownership of DSP Group's common stock as of March 1, 1999, by (1) each stockholder known to DSP Group to own beneficially more than 5% of the DSP Group's common stock; (2) each of DSP Group's directors; (3) the Named Executive Officers (including one former executive officer) determined for the fiscal year ended December 31, 1998; and (4) all directors and executive officers of DSP Group as a group.

NAME OF                                                            SHARES                 APPROXIMATE PERCENT
BENEFICIAL OWNER                                           BENEFICIALLY OWNED (1)        BENEFICIALLY OWNED (2)
----------------                                           ----------------------        ----------------------
Magnum Technology, Ltd.
c/o Rothschild Corporate Fiduciary Services, Ltd.
P.O. Box 472
St. Peter's House, Le Bordage
St. Peter Port, Guernsey
Channel Islands GY1 6AX  (3)...............                    2,896,500                         24.90%

Loomis, Sayles & Company, L.P.
One Financial Center
Boston, Massachusetts 02111  (4)...........                      450,800                         3.88%

Mellon Bank Corporation
One Mellon Bank Center
Pittsburgh, Pennsylvania 15258 (5).........                      537,300                         4.62%

Samuel L. Kaplan  (6)......................                       78,188                           *

Zvi Limon  ................................                            *                           *

Millard Phelps  (7)........................                       13,167                           *

Yair Shamir  (8)...........................                       11,667                           *

Saul Shani  ...............................                            *                           *

Eliyahu Ayalon  (9)........................                      104,133                           *

Avi Basher  (10)...........................                       20,242                           *

Igal Kohavi  (11)..........................                      219,960                         1.86%

David Tolub  ..............................                          357                           *

Gideon Wertheizer  (12)....................                       12,997                           *

Amir Karni  ...............................                            *                           *

All directors and executive officers
as a group (11 persons)  (13)..............                      460,711                         3.86%

------------------------------------

*    Less than 1%

(1) To DSP Group's knowledge, except as set forth in the footnotes to this table, and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of DSP Group's common stock, subject to options currently exercisable or exercisable on or before April 30, 1999, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Percentages are based on 11,633,420 shares of DSP Group's common stock outstanding as of March 1, 1999.

(3) Magnum Technology, Ltd. ("Magnum") filed Amendment No. 1 to a Schedule 13D, dated February 19, 1999, with the Securities and Exchange Commission on behalf of itself. Magnum reported sole voting and dispositive power over 2,896,500 shares.

(4) Loomis, Sayles & Company, L.P. ("Loomis") filed a Schedule 13G, dated February 10, 1999, with the Securities and Exchange Commission on behalf of itself. Loomis reported sole voting power over 375,400 shares and shared dispositive power over 450,800 over shares.

(5) Mellon Bank Corporation ("Mellon Bank") filed a Schedule 13G, dated February 5, 1999, with the Securities and Exchange Commission on behalf of itself. Mellon Bank reported sole voting power over 492,900 shares, sole dispositive power over 497,100 shares and shared dispositive power over 40,200 shares.

(6) Includes 22,520 shares held of record by the Kaplan, Strangis and Kaplan, P.A. Profit Sharing Trust FBO Samuel L. Kaplan. Also includes 34,668 shares of DSP Group's common stock, subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(7) Includes 13,167 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(8) Includes 11,667 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(9) Includes 100,000 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(10) Includes 19,375 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(11) Includes 217,500 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(12) Includes 12,244 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

(13) See footnotes (6) through (12). Includes 408,621 shares of DSP Group's common stock subject to options which are currently exercisable or will become exercisable on or before April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

OTHER TRANSACTIONS

     DSP Group entered into a consulting agreement, date as of June 29, 1998, with Mr. Phelps, an outside director of DSP Group. Pursuant to the terms of the agreement, from May 1998 through December 1998, Mr. Phelps was to provide advice to DSP Group's Chairman of the Board regarding identifying potential merger and acquisition candidates. The agreement provided that Mr. Phelps be paid $4,000 per month for his services.

          On February 2, 1999, DSP Group entered into a stock purchase agreement with Magnum Technologies, Ltd., an international investment fund ("Magnum"), in which DSP Group issued and sold 2,300,000 new shares of DSP Group common stock to Magnum. Based in part on Magnum's representations, the transaction was exempt from the registration requirements of the Securities Act of 1933 according to Section 4(2) of the Securities Act. These shares, representing 19.6% of DSP Group's outstanding common stock at the time of the transaction, were issued for a price of $15 per share, or an aggregate of $34.5 million in total net proceeds to DSP Group. As part of the agreement, Magnum may acquire additional shares of DSP Group in the open market, but may not bring its total holdings to more than 35% of DSP Group's outstanding shares of common stock. Furthermore, Magnum has agreed not to sell any of the DSP Group shares of common stock it purchased without the prior written consent of DSP Group for a period of one year following the date of this transaction, and also to restrict its sales of the shares for an additional six-month period under Rule 144(e)(i) of the Securities Act of 1933. Additionally, DSP Group has invited Magnum to appoint two new directors to the Board of Directors, bringing the total number of members of the Board of Directors to seven.

     DSP Group has entered into indemnification agreements with each of its directors and executive officers. Such agreements require DSP Group to indemnify such individuals to the fullest extent permitted by Delaware law.

     All future transactions between DSP Group and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the disinterested, non-employee directors on the Board of Directors, and will be on terms no less favorable to DSP Group than could be obtained from unaffiliated third parties.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

     1.   Index to Financial Statements.

          The following consolidated financial statements and related notes and auditor's report are included in DSP Group's Annual Report to Stockholders for the year ended December 31, 1998 and are incorporated into this Form 10-K by reference.

          DESCRIPTION

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Report of Ernst & Young LLP, Independent Auditors


     2.   Index to Financial Statement Schedules.

     The following financial statement schedules and related auditor's report are filed as part of this Annual Report on Form 10-K:


                                                             Page in this
                                                             Annual Report
      Description                                            on Form 10-K
      -----------                                            ------------
      Schedule II:  Valuation and Qualifying Accounts        (included at page 43)

      Consent of Ernst & Young LLP, Independent Auditors     Exhibit 23.1
                                                             (included at page 42)


     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the related notes incorporated into this Form 10-K by reference to DSP Group's Annual Report to Stockholders for the year ended December 31, 1998.

     3.   List of Exhibits:


           EXHIBIT
           NUMBER                                                  DESCRIPTION
           -------     -----------------------------------------------------------------------------------------------
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

             3.5       Amendment to Registrant's Bylaws, dated November 3, 1997 (filed as Exhibit 3.7 to the
                       Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.)

             3.6       Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K
                       filed on June 6, 1997).

             3.7       Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and
                       Norwest Bank Minnesota, N.A., as Rights Agent.

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

            10.5       Technology Assignment and License Agreement, dated January 7, 1994, by and between the
                       Registrant and DSP Telecommunications, Ltd. (filed as Exhibit 10.24 to the Registrant's
                       Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).



            10.6       ACL Technology License Agreement, dated June 24, 1994, by and between the Registrant and
                       AudioCodes, Ltd. (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for
                       the quarter ended June 30, 1994, and incorporated herein by reference).

            10.7       Investment Agreement, dated June 16, 1994, by and between the Registrant and AudioCodes Ltd.
                       (see Exhibit 10.30 for Appendix B to Investment Agreement) (filed as Exhibit 10.39 to the
                       Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

            10.8       Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, file no. 33-73482, as declared effective on
                       February 11, 1994, and incorporated herein by reference).

            10.9       Employment Agreement, dated April 22, 1996, by and between the Registrant and Eli Ayalon (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1996, and incorporated herein by reference).

            10.10      Assignment and Assumption Agreement, dated October 9, 1996, by and between the Registrant and
                       Dialogic Corporation, relating to the Registrant's facility located at 3120 Scott Boulevard in
                       Santa Clara, California (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for
                       the year ended December 31, 1996, and incorporated herein by reference).

            10.11      Sublease, dated October 18, 1996, as amended on December 4, 1996, by and between Dialogic
                       Corporation and the Registrant, relating to the Registrant's facility located at 3120 Scott
                       Boulevard in Santa Clara, California (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

            10.12      Employment Agreement, dated February 24, 1997, by and between the Registrant and Avi Basher
                       (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1996, and incorporated herein by reference).

            10.13      Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company
                       Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as
                       Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1997, and incorporated herein by reference).

            10.14      Agreement, dated August 18, 1997, by and between DSP Semiconductors Ltd. and Aptel Ltd. (filed as
                       Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1997, and incorporated herein by reference).

            10.15      Employment Agreement with Igal Kohavi, dated as of June 1, 1997 (filed as Exhibit 10.24 to the
                       Registrant's Annual Report on Form 10K for the year ended December 31, 1997, and incorporated herein by reference).

            10.16      CompactRISC Technology License Agreement, dated as of September 29, 1997, by and between DSP
                       Semiconductors Ltd. and National Semiconductor Corporation (filed as Exhibit 10.25 to the
                       Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).



            10.17      Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as
                       Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1997, and incorporated herein by reference).

            10.18      Amendment to Employment Agreement with Igal Kohavi, dated as of November 3, 1997 (filed as
                       Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

            10.19      Amendment to 1993 Directors Stock Option Plan, as adopted November 3, 1997 (filed as Exhibit
                       10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

            10.20      Separation and Consulting Agreement between the Registrant and Martin M. Skowron, dated May 31,
                       1998 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

            10.21      Consulting Agreement between the Registrant and Millard Phelps, dated as of June 29, 1998 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1998, and incorporated herein by reference).

            10.22      Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel.

            10.23      1998 Non-Officer Employee Stock Option Plan.

            11.1       Statements regarding computation of per share earnings (included at page 40).

            13.1       Portions of the Annual Report to Stockholders for the year ended December 31, 1998.

            21.1       Subsidiaries of DSP Group (included at page 41).

            23.1       Consent of Ernst & Young LLP, Independent Auditors (included at page 42).

            27.1       Financial Data Schedule


     (b)  Reports on Form 8-K in Fourth Quarter.

          The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DSP GROUP, INC.


                               By:       /s/ Eliyahu Ayalon
                                         ------------------------------------
                                         Eliyahu Ayalon
                                         President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)
                               Date:     March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                                                 TITLE                                   DATE
--------------------------------------       ---------------------------------------------------   --------------------

             /s/ Igal Kohavi                  Chairman of the Board                                 March 31, 1999
--------------------------------------
 Igal Kohavi


             /s/ Eliyahu Ayalon               President, Chief Executive Officer and                March 31, 1999
--------------------------------------        Director (Principal Executive Officer)
Eliyahu Ayalon


             /s/ Avi Basher                   Vice President of Finance, Chief                      March 31, 1999
--------------------------------------        Financial Officer and Secretary
Avi Basher                                    (Principal Financial Officer and Principal
                                              Accounting Officer)



             /s/ Samuel L. Kaplan             Director                                              March 31, 1999
--------------------------------------
Samuel L. Kaplan


             /s/ Zvi Limon                    Director                                              March 31, 1999
--------------------------------------
Zvi Limon


             /s/ Millard Phelps               Director                                              March 31, 1999
--------------------------------------
Millard Phelps


             /s/ Yair Shamir                  Director                                              March 31, 1999
--------------------------------------
Yair Shamir


             /s/ Saul Shani                   Director                                              March 31, 1999
--------------------------------------
Saul Shani


                                                                    Exhibit 11.1



                                  DSP GROUP, INC.
                  STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                   1998             1997             1996
                                                                   ----------------------------------------

Numerator:

     Net income.........................................           $14,415          $11,034          $5,979
                                                                   -------          -------          ------
                                                                   -------          -------          ------
Denominator:

     Weighted average number of common shares outstanding during the period used to compute basic earnings per
       share ...........................................             9,768            9,736           9,510
                                                                   -------          -------          ------
                                                                   -------          -------          ------

     Incremental shares attributable to exercise of
       outstanding options (assuming proceeds would be used
       to purchase treasury stock)......................               248              467              71
                                                                   -------          -------          ------

     Weighted average number of shares of common stock used
       to compute diluted earnings per
       share............................................            10,016           10,203           9,581
                                                                   -------          -------          ------
                                                                   -------          -------          ------

Basic net income per share..............................             $1.48            $1.13           $0.63
                                                                   -------          -------          ------
                                                                   -------          -------          ------

Diluted net income per share............................             $1.44            $1.08           $0.62
                                                                   -------          -------          ------
                                                                   -------          -------          ------


                                                                    Exhibit 21.1

                                 LIST OF SUBSIDIARIES


                            Name of Subsidiary    Jurisdiction of Incorporation
                            ------------------    -----------------------------
                     1.       Nihon DSP K.K.                     Japan

                     2.       DSP Group Ltd.                     Israel

                     3.       DSP Group Europe SARL              France

                     4.       Voicecom Ltd.                      Israel

                     5.       RF Integrated Systems, Inc.     Delaware, U.S.

                                                                 EXHIBIT 23.1


              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of DSP Group, Inc. of our report dated January 25, 1999 (except for
Note 9, as to which the date is February 18, 1999), included in the 1998 Annual Report to Stockholders of DSP Group, Inc.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-83456, 33-87390, 333-53129 and 333-69289)
pertaining to the 1991 Employee and Consultant Stock Plan, the 1991 DSP Group, Inc. Israeli Stock Option Plan, the 1993 Director Stock Option Plan, the 1993 Employee Stock Purchase Plan and the 1998 Non-Officer Employee Stock Option Plan, of our report dated January 25, 1999 (except for Note 9, as to which the date is February 18, 1999), with respect to the consolidated financial statements and schedule incorporated herein by reference or included in this Annual Report (Form 10-K) for the year ended December 31, 1998.

                                        /s/ Ernst & Young LLP

Palo Alto, California
March 30, 1999

                                                                    SCHEDULE II


                                   DSP GROUP, INC.
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (in thousands)


                                                          BALANCE AT
                                                          BEGINNING         CHARGED TO
                                                              OF              COSTS                      BALANCE AT
                DESCRIPTION                                 PERIOD         AND EXPENSES      DEDUCTION     END OF PERIOD
------------------------------------------------------    ----------       ------------      ---------     -------------
Year ended December 31, 1996:
   Allowance for doubtful accounts                             162                60              151(1)             71
   Sales returns reserve                                       281               245              149(2)            377

Year ended December 31, 1997:
   Allowance for doubtful accounts                              71                60               61(1)             70
   Sales returns reserve                                       377               345              600(2)            122

Year ended December 31, 1998:
   Allowance for doubtful accounts                              70                10                -                80
   Sales returns reserve                                       122                 -                -               122


(1)  Write-offs of uncollectible amounts
(2)  Sales returns applied against revenue