Form 10-Q
period 1999-03-31
DSP GROUP INC /DE/
filed 1999-05-13
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended MARCH 31, 1999
                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

               3120 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA 95054
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of April 30, 1999 there were 11,538,081 shares of Common Stock ($.001 par value per share) outstanding.

                                      INDEX

                                 DSP GROUP, INC.

                                                                                    PAGE NO.
                                                                                    --------
PART I.   FINANCIAL INFORMATION
--------------------------------
Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--March 31, 1999
                  and December 31, 1998.............................................   3

          Condensed consolidated statements of income--Three
               months ended March 31, 1999 and 1998.................................   4

          Condensed consolidated statements of cash flows--Three
               months ended March 31, 1999 and 1998.................................   5

          Condensed consolidated statements of Stockholders' Equity --
               Three months ended March 31, 1999 and 1998...........................   6

          Notes to condensed consolidated financial statements--
               March 31, 1999.......................................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................  18


PART II.   OTHER INFORMATION
-----------------------------

Item 1.      Legal Proceedings......................................................  19
Item 2.      Changes in Securities..................................................  19
Item 3.      Defaults upon Senior Securities........................................  19
Item 4.      Submission of Matters to a Vote of Security Holders....................  19
Item 5.      Other Information......................................................  19
Item 6.      Exhibits and Reports on Form 8-K.......................................  19


SIGNATURES .........................................................................  20

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                 DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                         1999          1998
                                                       ---------    ------------
                                                      (Unaudited)      (Note)
 ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                        $  12,090    $   9,038
     Marketable securities                               85,233       57,951
     Accounts receivable, net                             3,486        5,721
     Inventories                                          1,129        2,181
     Deferred income taxes                                1,374        1,374
     Other accounts receivable                            2,826        1,608
                                                      ---------    ---------
 TOTAL CURRENT ASSETS                                   106,138       77,873

 Property and equipment, at cost:                        14,082       11,330
     Less accumulated depreciation and amortization      (7,513)      (7,094)
                                                      ---------    ---------
                                                          6,569        4,236

 Other investments, net of accumulated amortization
                                                          2,276        1,834
 Capitalized software                                     1,625          --
 Severance pay fund                                         959          864
 Deferred income taxes                                      848          848
 Other assets                                               135          135
                                                      ---------    ---------
 TOTAL ASSETS
                                                      $ 118,550    $  85,790
                                                      ---------    ---------
                                                      ---------    ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                     $2,165       $2,360
    Other current liabilities                             6,484        6,841
                                                      ---------    ---------
 TOTAL CURRENT LIABILITIES                                8,649        9,201

 LONG TERM LIABILITIES
     Accrued severance pay                                1,005          895

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Common Stock                                             12            9
    Additional paid-in capital                          110,035       75,610
    Retained earning                                     13,150       12,129
    Less cost of  treasury stock                        (14,301)     (12,053)
                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                              108,896       75,695
                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $118,550      $85,791
                                                      ---------    ---------
                                                      ---------    ---------


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                                 1999        1998
                                             --------    --------
 REVENUES:

     Product sales                           $  6,522    $ 13,401
     Licensing, royalties and other             3,940       2,275
                                             --------    --------
 TOTAL REVENUES                                10,462      15,676
 COST OF REVENUES:
     Cost of product sales                      3,751       7,727
     Cost of licensing, royalties and other        75          66
                                             --------    --------
 TOTAL COST OF REVENUES                         3,826       7,793
                                             --------    --------
 GROSS PROFIT                                   6,636       7,883

 OPERATING EXPENSES:
     Research and development                   3,361       2,028
     Sales and marketing                        1,916       1,313
     General and administrative                 1,252       1,092
                                             --------    --------
 TOTAL OPERATING EXPENSES                       6,529       4,433
                                             --------    --------
 OPERATING INCOME                                 107       3,450

 OTHER INCOME (EXPENSE):
      Interest and other income                 1,130         940
      Interest expense and other                 (104)        (42)
      Equity in income (loss) of equity
         method investees, net                    442         (66)
                                             --------    --------
 INCOME BEFORE PROVISION FOR INCOME TAXES       1,575       4,282

 Provision for income taxes                       393       1,071
                                             --------    --------
 NET INCOME                                  $  1,182    $  3,211
                                             --------    --------
                                             --------    --------


 NET INCOME PER SHARE:
      Basic                                  $   0.11    $   0.32
      Diluted                                $   0.11    $   0.31
 SHARES USED IN PER SHARE COMPUTATIONS:
      Basic                                    10,769      10,080
      Diluted                                  10,953      10,387


See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                                1999       1998
                                                            --------    --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $    623    $    404
                                                            --------    --------
 INVESTING ACTIVITIES
  Purchase of available-for-sale marketable securities       (39,331)    (25,069)
  Sale of available-for-sale marketable securities            12,049      25,711
  Purchases of equipment                                      (2,308)       (284)

                                                            --------    --------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (29,590)        358
                                                            --------    --------
  FINANCIAL ACTIVITIES
  Sale of Common Stock for cash upon
    exercise of options and employee
    stock purchase plan                                          304         569
  Purchase of treasury stock                                  (2,710)     (2,386)
  Issue of Common Stock to investor                           34,425        --

                                                            --------    --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         32,019      (1,817)
                                                            --------    --------

  INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         $  3,052    $ (1,055)
                                                            --------    --------
                                                            --------    --------
Non-cash investing and financing information:
Liabilities assumed in connection with asset acquisitions   $    500        --
                                                            --------    --------
                                                            --------    --------
Capitalized software acquisition in exchange
  for license sale                                          $  2,000        --
                                                            --------    --------
                                                            --------    --------


  See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                  ADDITIONAL    RETAINED                        OTHER           TOTAL
                              COMMON     STOCK    PAID-IN       EARNINGS       TREASURY     COMPREHENSIVE   STOCKHOLDERS'
                              SHARES     AMOUNT    CAPITAL    (ACCUMULATED     STOCK AT        INCOME          EQUITY
  THREE MONTHS ENDED                                            EARNINGS         COST
  MARCH 31, 1999                                                (DEFICIT)
                             ---------- --------- ----------- -------------- ------------- ---------------- --------------
Balance at December 31,          9,406  $      9   $  75,610       $ 12,129   $   (12,053)         $    --     $   75,695
   1998
Net income                          --        --          --          1,182            --               --          1,182
   Comprehensive income             --        --          --             --            --               --          1,182
Sale of Common Stock, net
   of issuance cost              2,300         3      34,425             --            --               --         34,428
Exercise of Common Stock
   options by employees             10        --          --           (54)           172               --            118
Sale of Common Stock under
   employee stock purchase          18        --          --          (107)           290               --            183
   plan
Purchase of treasury stock        (200)       --          --            --         (2,710)              --         (2,710)
                             ---------- --------- ----------- -------------- ------------- ---------------- --------------
Balance at March 31, 1999       11,534  $     12   $ 110,035     $   13,150    $  (14,301)          $   --    $   108,896
                             ---------- --------- ----------- -------------- ------------- ---------------- --------------



THREE MONTHS ENDED
    MARCH 31, 1998
                             ---------- --------- ----------- -------------- ------------- ---------------- --------------
Balance at December 31,         10,094  $     10   $  74,418    $    (1,308)   $       --        $   1,050     $   74,170
   1998
Comprehensive income
   Unrealized gain on
   marketable security              --        --          --             --            --               36             36
Net income                          --        --          --          3,211            --               --          3,211
Comprehensive income                --        --          --             --            --               --          3,247
Exercise of Common Stock
   options by employees             44        --          --           (406)          859               --            453
Sale of Common Stock under
  Employee stock purchase           13        --          --            116            --               --            116
   plan
Purchase of treasury stock         (99)       --          --             --        (2,386)              --         (2,386)
                             ---------- --------- ----------- -------------- ------------- ---------------- --------------
Balance at March 31, 1998       10,052  $     10    $ 74,418      $   1,613    $   (1,527)        $  1,086     $   75,600
                             ---------- --------- ----------- -------------- ------------- ---------------- --------------

                                 DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
              ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost or market. Inventories are composed of the following (in thousands):


                                                 MARCH 31,            DECEMBER 31,
                                                   1999                  1998
                                                 ---------            -----------
Finished goods                                     $1,129                $2,182
                                                   ------                ------
                                                   $1,129                $2,182
                                                   ------                ------
                                                   ------                ------


NOTE C - NET INCOME PER SHARE

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income per share further includes the effect of dilutive stock options outstanding during the year, all in accordance with the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                      1999      1998
                                                    ------     -----
Numerator:
  Net income                                       $ 1,182   $ 3,211
                                                   -------   -------
                                                   -------   -------
Denominator:
  Weighted average number of shares of Common
    Stock outstanding during the period used to
    compute basic earnings per share                10,769    10,080
  Incremental shares attributable to exercise of
    outstanding options (assuming proceeds would
    be used to purchase treasury stock)                184       307


  Weighted average number of shares of
    Common Stock used to compute diluted           -------   -------
    income per share                                10,953    10,387
                                                   -------   -------
                                                   -------   -------
Basic net income per share                         $  0.11   $  0.32
                                                   -------   -------
                                                   -------   -------
Diluted net income per share                       $  0.11   $  0.31
                                                   -------   -------
                                                   -------   -------


NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                                 MARCH 31,     DECEMBER 31,
                                                 ---------     ------------
                                                     1999            1998
                                                 --------       ---------
                   Obligations of states and
                     political subdivisions       $26,312        $25,290
                   Corporate obligations           62,829         33,218
                                                  -------        -------
                                                  $89,141        $58,508
                                                  -------        -------
                                                  -------        -------
                   Amounts included in
                      marketable securities       $85,233        $57,951
                   Amounts included in
                      cash and cash equivalents     3,908            557
                                                  -------        -------
                                                  $89,141        $58,508
                                                  -------        -------


At March 31, 1999 and at December 31, 1998, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended March 31, 1999 and 1998, were not significant. The amortized cost of available-for-sale debt securities at March 31, 1999, by contractual maturities, is shown below (in thousands):

                                                       AMORTIZED COST
                                                       --------------
Due in one year or less                                  $ 31,122
Due after one year to two years                            58,019
                                                         ---------
                                                         $ 89,141
                                                         ---------
                                                         ---------


NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to a distributor accounted for 8% and 51% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Revenues from a licensee accounted for 18% of total revenues for the three months ended March 31, 1999. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of: AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay. In July 1997, AudioCodes completed a private placement of additional equity securities without our participation and, as a result, our equity ownership interest in AudioCodes was diluted from approximately 35% to approximately 29%. We also have an option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.0 million, subject to certain conditions. The condensed consolidated statements of income for the three months ended March 31, 1999 and 1998, include a $442,000 equity gain and $66,000 equity loss, respectively, in our investment in AudioCodes.

NOTE H- REPURCHASE OF COMPANY'S COMMON STOCK

In March 1999, our Board of Directors authorized a new plan to repurchase up to 1,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. In the three months ended March 31, 1999, we repurchased 200,000 shares of our Common Stock at an average purchase price of $13.55 per share. The accumulated number of shares of Common Stock we repurchased as of March 31, 1999 is 1,014,000 shares.

NOTE I - DEFERRED REVENUE

During the first quarter of 1998, we successfully finalized testing on a certain TAD chip shipped to a customer in the third and fourth quarters of fiscal 1997. Accordingly, in the first quarter ended March 31, 1998, we recorded approximately $2,180,000 of revenue and approximately $1,208,000 of related inventory cost, which had been previously deferred at December 31, 1997.

NOTE J - ACQUISITIONS

 In the first quarter of 1999, we entered the wireless communication product market, which we believe to be synergistic with our existing markets. We acquired two integrated groups of engineers specializing in the design of integrated circuits for wireless communication. In addition, we acquired technology and products, including associated intellectual property, related to base band and RF for 900 Megahertz digital spread spectrum.

NOTE K- CONTINGENCIES

We are involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties. We are unable to foresee the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against us. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by us in connection with our termination of the Sales Representative Agreement between BEKA and us. In April 1999, we mutually resolved the case with BEKA, without a material adverse effect on our financial position, results of operations or cash flow. The case was formally dismissed on May 5, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL REVENUES. Our total revenues decreased to $10.5 million in the first quarter of 1999 from $15.7 million in the first quarter of 1998. The decrease in the first quarter of 1999 compared to the same period in 1998 was due to our decreased revenues from product sales which was primarily caused by our phasing out of our D64xx line of products and our phasing in of our new line of D16xxx products. Our licensing and royalty revenues increased to $3.9 million in the first quarter of 1999 compared to $2.3 million in the same period of 1998 primarily due to a new licensee which licensed the DSP TEAK Core.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 70% of our total revenues for the three months ended March 31, 1999 and 94% of our total revenues for the three months ended March 31, 1998. All export sales are denominated in U.S. dollars.

Revenues from one of our licensees accounted for 18% of total revenues for the first quarter of 1999. Revenues from a distributor, Tomen Electronics, accounted for 8% of our total revenues for the three months ended March 31, 1999 and 51% of our total revenues for the three months ended March 31, 1998.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 63% in the first quarter of 1999 from 50% in the first quarter of 1998. The increase in gross profit in the first quarter of 1999, was primarily due to the change in the mix of our licensing revenues and product sale revenues, which resulted in higher licensing revenues, which have a higher gross profit than product sales. Product gross profit as a percentage of product sales was 42% in both first quarters of 1999 and 1998. The Company managed to off-set the continued decline in average selling prices with a decrease in manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased to $3.4 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998. The increase was primarily due to our newly acquired wireless communication technologies and products, including partial amortization of research and development costs that have not yet reached technological feasibility. The expense increase was also attributed to an increase in research and development personnel as compared to the same period in 1998, and to higher levels of depreciation, due to our acquisition of new research and development computers and lab equipment.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased to $1.9 million from $1.3 million in the first quarter of 1999 as compared to the same quarter in 1998. Salaries and fringe benefits increased in the first quarter of 1999 compared to the first quarter of 1998, primarily due to an increase in sales and marketing personnel, partially associated with our new wireless communication activities. Our sales and marketing expenses as a percentage of total revenues were 18% in the three months ended March 31, 1999 and 8% in the three months ended March 31, 1998. The increase was attributed to our lower revenues in the first three months ended March 31, 1999, as compared with the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were approximately $1.3 million in the three months ended March 31, 1999 and $1.1 million in the three months ended March 31, 1998. The increase was mainly due to higher levels of legal expenses, rent and utilities expenses. These expenses as a percentage of total revenues increased to approximately 12% in first three months of 1999, compared to 7% in the first three months of 1998.

OTHER INCOME (EXPENSE). Interest and other income and interest expense other, net was $1.0 million for the three months ended March 31, 1999, compared to $898,000 for the three months ended March 31, 1998. The increase was primarily the result of higher levels of cash equivalents and marketable securities in 1999 as compared with 1998, which were off-set by lower yields.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET. Equity in income (loss) of equity method investees, net was a $442,000 gain for the three months ended March 31, 1999 as compared to a $66,000 loss in the comparable period ended March 31, 1998.

PROVISION FOR INCOME TAXES. In 1999 and 1998, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended March 31, 1999, we generated $623,000 of cash and cash equivalents from our operating activities as compared to $404,000 during the three months ended March 31, 1998. This increase, even though we experienced a decrease in net income during the three months ended March 31, 1999, was attributable primarily to the non-cash effects of a decrease of accounts receivable and a decrease in inventory. These decreases were offset by our purchase of capitalized software in the first three months of 1999 and by our recognizing deferred revenue, in the first three months of 1998.

INVESTING ACTIVITIES. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first three months of 1999, we purchased $39.3 million and sold $12.0 million of investments classified as marketable securities. Our capital equipment purchases in the first three months of 1999 totaled $2.3 million, primarily for new equipment associated with the acquisition of wireless communicating technologies, including computers and testing equipment.

FINANCING ACTIVITIES. During the three months ended March 31, 1999, we received $304,000 upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In the first three months of 1999, we repurchased 200,000 shares of our Common Stock at an average purchase price of $13.55 per share, for an aggregate purchase price of approximately $2.7 million.

On February 2, 1999, we announced that we had entered into a stock purchase agreement with Magnum Technologies, Ltd., an international investment fund ("Magnum"), in which we issued and sold 2,300,000 new shares of our Common Stock to Magnum, which represented approximately 20% of our outstanding Common Stock at the time of the transaction, for $15 per share, or an aggregate of $34.5 million in total gross proceeds to DSP Group. As part of the agreement, Magnum may acquire additional shares of our Common Stock in the open market, but may not bring its total holdings to more than 35% of our outstanding shares of Common Stock.

At March 31, 1999, our principal source of liquidity consisted of cash and cash equivalents totaling $12.1 million and marketable securities with an aggregate value of $85.2 million. Our working capital at March 31, 1999 was $97.5 million.

We believe that our current cash, cash equivalent and marketable securities will be sufficient to meet our cash requirements through at least the next twelve months. In March 1999, we announced a new stock repurchase program pursuant to which up to an additional 1,000,000 shares of our Common Stock may be acquired in the open market or in privately negotiated transactions. Accordingly, we will use part of our available cash for this purpose.

Additionally, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will consummate any such transactions. See "Factors Affecting Future Operating Results--There are Risks Associated with our Acquisition Strategy" for more detailed information.



YEAR 2000 READINESS

We are aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

Beginning in 1997, during 1998 and going forward in 1999, we have been and will continue to utilize both internal and external resources to identify, correct or reprogram and test our systems for Year 2000 readiness. We anticipate that all reprogramming efforts, including testing, will be completed by July 31, 1999. Our efforts include the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. To date the costs we have incurred with respect to this project are not material and we do not believe that future costs for the completion of this project will be material. However, if systems material to our operations have not been made Year 2000 ready by the completion of the project, the Year 2000 issue could have a material adverse effect on our financial statements. We have not developed a contingency plan to operate in the event that a non compliant critical system is not remedied by January 1, 2000 and do not intend to do so.

Throughout 1998 and into 1999, we have been and continue to take steps to ensure that our products and services will continue to operate on and after January 1, 2000. We believe that our products being shipped today are Year 2000 ready. In addition, to date, confirmations have been received from our primary processing vendors that plans are being developed to address the processing of transactions in the Year 2000. We also have been communicating with suppliers and other third parties that we do business with to coordinate Year 2000 readiness. The responses received to date indicate that such third parties are taking steps to address this concern.

Based upon the steps being taken to address this issue and the progress to date, we believe that Year 2000 readiness expenses will not harm our earnings. However, we cannot assure you that Year 2000 problems will not occur with respect to our computer systems. Furthermore, the Year 2000 problem may impact other entities with which we transact business, and we cannot predict the effect of the Year 2000 problem on these entities or the resulting effect on us. As a result, if preventative and/or corrective actions mainly by those with which we do business with are not made in a timely manner, the Year 2000 issue could result in a failure of some of our manufacturing operations, which would harm our business, financial condition and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at April 1, 1999.

FOREIGN CURRENCY RATE RISK. As nearly all of our sales and expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 1999. We did not engage in foreign currency hedging activities during the three months ended March 31, 1999.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We are assessing the effect the euro formation will have on DSP Group's internal systems and the sale of DSP Group products. We expect to take appropriate actions based on the results of such assessment. We believe that the cost related to this issue will not be material to us and will not have a substantial effect on our financial condition and results of operations.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING OUR FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS OUR PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND WE ASSUME NO OBLIGATION TO UPDATE THIS INFORMATION. NUMEROUS FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS, INCLUDING THE FOLLOWING RISK FACTORS.


OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

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

           - fluctuations in the level of sales by original equipment manufacturers (OEMs) and other vendors of products incorporating our products; and

           - general economic conditions, including the changing economic conditions in Asia.

         Each of the above factors is difficult to forecast and thus could harm our business, financial condition and results of operations. Through 1999, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results. Our per unit royalties from licenses are dependent upon the success of our OEM licensees in introducing products utilizing our technology and the success of those OEM products in the marketplace. Per unit royalties from TrueSpeech licensees have not been significant to date.

OUR AVERAGE SELLING PRICES CONTINUE TO DECLINE. We have experienced a decrease in the average selling prices of our TAD speech processors, but have to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

WE DEPEND ON THE DIGITAL TAD MARKET WHICH IS HIGHLY COMPETITIVE. Sales of TAD products comprise a substantial portion of our product sales. Any adverse change in the digital TAD market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The digital TAD market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for TAD speech processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products would also have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON REVENUES FROM A CURRENTLY UNSTABLE ASIAN MARKET. In 1997, we generated approximately $19.9 million, or 39% of our total product sales, from sales to customers located in South Korea, Taiwan, Singapore and Hong Kong. However, in 1998, due to economic problems in some of these countries, most notably South Korea and Singapore, our product sales in this region decreased to $10.9 million, or 22% of our total product sales. The decline in sales from Southeast Asia countries resulted in a decrease in our backlog, but was partially offset by increased orders from Japan. If this negative economic trend in the Asian markets continues, it may result in a further decrease of our backlog in 1999. We cannot provide assurance that continued negative economic development in Asia will not have a material adverse effect on our future operating performance.

WE DEPEND ON INDEPENDENT FOUNDRIES TO MANUFACTURE OUR INTEGRATED CIRCUIT PRODUCTS. All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of foundry capacity to meet our needs in a timely manner. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our TAD speech processors. Our revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability.

WE DEPEND ON INTERNATIONAL OPERATIONS, PARTICULARLY IN ISRAEL. We are subject to the risks of doing business internationally, including:

      -  unexpected changes in regulatory requirements;

      -  fluctuations in the exchange rate for the U.S. dollar;

      -  imposition of tariffs and other barriers and restrictions;

      -  burdens of complying with a variety of foreign laws;

      -  political and economic instability; and

      -  changes in diplomatic and trade relationships.

In particular, our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 1999, 106 of our 138 employees were located in Israel, including all 85 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of

Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel was (1.5%) for the three months ended March 31, 1999 and 0.1% for the three months ended March 31, 1998. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON OEMS AND THEIR SUPPLIERS TO OBTAIN REQUIRED COMPLEMENTARY COMPONENTS. Some of the raw materials, components and subassemblies included in the products manufactured by our OEM customers, which also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by customers until those necessary components are available.

WE DEPEND UPON THE ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH. Our prospects are partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and Voice over IP markets. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for us to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors.

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

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY. DSP Group has pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management's attention. We cannot provide assurance that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing business of DSP Group or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.


PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; RISKS OF INFRINGEMENT OF RIGHTS OF OTHERS. As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license the technology from AT&T. Other organizations including Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these type of intellectual property rights commonly offer these licenses, we cannot assure that licenses will be offered or that terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

WE MAY HAVE YEAR 2000 READINESS ISSUES. We may discover Year 2000 readiness problems in our information technology ("IT") and non-IT systems that will require substantial revision. If we cannot fix or replace these systems before January 1, 2000 our operating costs could be increased and we could experience business interruptions which could harm our business.

Furthermore, the Year 2000 problem may impact other entities with which we transact business, including suppliers, primary processing vendors and customers, and we cannot predict the effect of the Year 2000 problem on these entities or the resulting effect on us. As a result, if preventative and/or corrective actions mainly by those with which we do business are not made in a timely manner, the Year 2000 issue could harm our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness" for more detailed information.

OUR STOCK PRICE MAY BE VOLATILE. Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk."

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 12, 1997, BEKA Electronic GmbH ("BEKA") commenced an action in the United States District Court for the Northern District of California against DSP Group. The action alleges breach of contract, breach of implied covenant of good faith and fair dealing and requests an accounting by us in connection with our termination of the Sales Representative Agreement between BEKA and us. In April 1999, we mutually resolved the case with BEKA. The case was formally dismissed on May 5, 1999.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  3.1 Amendment to the Company's Bylaws, effective as of February 5, 1999

                  4.1 Registration Rights Agreement, dated as of February 2, 1999, by and between the Company and Magnum Technology Limited

                  10.1 Stock Purchase Agreement, dated as of February 2, 1999, by and between the Company and Magnum Technology Limited

                  27.1     Financial Data Schedule


         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By   /s/ AVI BASHER
     -----------------------------------------------------------
Avi Basher, Vice President of Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:  May 13, 1999