Form 10-Q
period 1999-06-30
DSP GROUP INC /DE/
filed 1999-08-13
CIK 915778

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (Mark One)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999
                                                -------------

                                      or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ___________

                        Commission File Number 0-23006
                                               -------

                                DSP GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                             94-2683643
   -------------------------------   ---------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----

As of July 31, 1999 there were 11,947,804 shares of Common Stock ($.001 par value per share) outstanding.

                                     INDEX

                                DSP GROUP, INC.

                                                                               Page No.
                                                                               --------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30, 1999
              and December 31, 1998................................................3

         Condensed consolidated statements of income--Three and six months ended June 30, 1999 and 1998..................................4

         Condensed consolidated statements of cash flows--Six
              months ended June 30, 1999 and 1998..................................5

         Condensed consolidated statements of Stockholders' Equity --
              Three and six months ended June 30, 1999 and 1998....................6

         Notes to condensed consolidated financial statements--
              June 30, 1999........................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............19


PART II.   OTHER INFORMATION
----------------------------

Item 1.       Legal Proceedings...................................................20
Item 2.       Changes in Securities...............................................20
Item 3.       Defaults upon Senior Securities.....................................20
Item 4.       Submission of Matters to a Vote of Security Holders.................20
Item 5.       Other Information...................................................20
Item 6.       Exhibits and Reports on Form 8-K....................................20


SIGNATURES........................................................................21

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                DSP GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      JUNE 30,       DECEMBER 31,
                                                        1999            1998
                                                     -----------     ------------
                                                     (Unaudited)        (Note)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $ 28,536       $  9,038
  Marketable securities                                 72,421         57,951
  Accounts receivable, net                              10,546          5,721
  Inventories                                            1,654          2,182
  Deferred income taxes                                  1,374          1,374
  Other accounts receivable                              1,935          1,608
                                                      --------       --------
TOTAL CURRENT ASSETS                                   116,466         77,874

Property and equipment, at cost:                        15,255         11,330
  Less accumulated depreciation and amortization        (8,096)        (7,094)
                                                      --------       --------
                                                         7,159          4,236

Other investments, net of accumulated amortization      12,550          1,834
Severance pay fund                                       1,057            864
Deferred income taxes                                      848            848
Other assets                                             1,590            135
                                                      --------       --------
TOTAL ASSETS                                          $139,670       $ 85,791
                                                      --------       --------
                                                      --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  5,976       $  2,360
  Other current liabilities                              8,388          6,841
                                                      --------       --------
TOTAL CURRENT LIABILITIES                               14,364          9,201

LONG TERM LIABILITIES
  Accrued severance pay                                  1,095            895

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common Stock                                              12              9
  Additional paid-in capital                           110,249         75,610
  Retained earnings                                     26,517         12,129
  Less cost of treasury stock                          (12,567)       (12,053)
                                                      --------       --------
TOTAL STOCKHOLDERS' EQUITY                             124,211         75,695
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $139,670       $ 85,791
                                                      --------       --------
                                                      --------       --------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                DSP GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands, except per share amounts)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                              ---------------------       ---------------------
                                                1999          1998          1999          1998
                                              -------       -------       -------       -------
REVENUES:
  Product sales                               $12,673       $13,045       $19,195       $26,446
  Licensing, royalties and other                4,029         3,704         7,969         5,979
                                              -------       -------       -------       -------
TOTAL REVENUES                                 16,702        16,749        27,164        32,425
COST OF REVENUES:
  Cost of product sales                         7,148         7,861        10,899        15,588
  Cost of licensing, royalties and other           11           132            86           198
                                              -------       -------       -------       -------
TOTAL COST OF REVENUES                          7,159         7,993        10,985        15,786
                                              -------       -------       -------       -------
GROSS PROFIT                                    9,543         8,756        16,179        16,639

OPERATING  EXPENSES:
  Research and development                      3,741         2,500         7,102         4,528
  Sales and marketing                           2,201         1,278         4,117         2,591
  General and administrative                    1,304         1,189         2,556         2,281
                                              -------       -------       -------       -------
TOTAL OPERATING EXPENSES                        7,246         4,967        13,775         9,400
                                              -------       -------       -------       -------
OPERATING INCOME                                2,297         3,789         2,404         7,239

OTHER INCOME (EXPENSE):
    Interest and other income                   1,222           920         2,352         1,860
    Interest expense and other                    (78)          (66)         (182)         (108)
    Equity in income (loss) of equity
      method investees, net                       575           (49)        1,017          (115)
    Gain on sale of marketable
      equity security                              --         1,086            --         1,086
    Capital gain                               11,780            --        11,780            --
                                              -------       -------       -------       -------
INCOME BEFORE PROVISION FOR INCOME TAXES       15,796         5,680        17,371         9,962

Provision for income taxes                      2,087         1,419         2,480         2,490
                                              -------       -------       -------       -------
NET INCOME                                    $13,709       $ 4,261       $14,891       $ 7,472
                                              -------       -------       -------       -------
                                              -------       -------       -------       -------
NET INCOME PER SHARE:
   Basic                                      $  1.19       $  0.43       $  1.33       $  0.75
   Diluted                                    $  1.13       $  0.42       $  1.29       $  0.73
SHARES USED IN PER SHARE COMPUTATIONS:
   Basic                                       11,561         9,884        11,167         9,981
   Diluted                                     12,166        10,142        11,502        10,264

See notes to condensed consolidated financial statements.

                                DSP GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  2,261      $  6,291

INVESTING ACTIVITIES
  Purchase of available-for-sale marketable securities         (39,395)      (36,148)
  Sale of available-for-sale marketable securities              24,925        38,545
  Purchases of equipment                                        (3,999)       (1,231)
  Proceeds from sale of investment--net                          3,224         1,262
  Investment in subsidiary                                      (1,143)           --
                                                              --------      --------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (16,388)        2,428
                                                              --------      --------
  FINANCIAL ACTIVITIES
  Sale of Common Stock for cash upon
    exercise of options and employee
    stock purchase plan                                          1,910           700
  Purchase of treasury stock                                    (2,710)       (8,054)
  Issue of Common Stock to investor                             34,425            --
                                                              --------      --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           33,625        (7,354)
                                                              --------      --------

  INCREASE IN CASH AND CASH EQUIVALENTS                       $ 19,498      $  1,365
                                                              --------      --------
                                                              --------      --------
Non-cash investing and financing information:
Liabilities assumed in connection with asset acquisitions     $    590            --
                                                              --------      --------
                                                              --------      --------
Capitalized software acquisition in exchange
  for license sale                                            $  2,000            --
                                                              --------      --------
                                                              --------      --------

See notes to condensed consolidated financial statements.

                                DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                (In thousands)

                                                                        RETAINED
                                                                        EARNINGS
                                                          ADDITIONAL  (ACCUMULATED                    OTHER          TOTAL
                                         COMMON  STOCK    PAID-IN       EARNINGS      TREASURY     COMPREHENSIVE  STOCKHOLDERS'
                                         SHARES  AMOUNT   CAPITAL       (DEFICIT)   STOCK AT COST     INCOME         EQUITY
                                         ------  ------  -----------  ------------  -------------  -------------  -------------
THREE MONTHS ENDED
JUNE 30, 1999
Balance at March 31, 1999                11,534  $   12   $ 110,035     $ 13,150      $ (14,301)    $     --       $ 108,896
Net income                                   --      --          --       13,709             --           --          13,709
  Comprehensive income                       --      --          --           --             --           --          13,709

Exercise of Common Stock
  options by employees                       --      --         (57)          --             --           --             (57)
Sale of Common Stock under
  employee stock purchase plan                       --          --           --             --           --              --
Issue of treasury stock upon
  exercise of stock options                 106      --         271         (342)         1,734           --           1,663
Purchase of treasury stock                   --      --          --           --             --           --              --
Balance at June 30, 1999                 11,640  $   12   $ 110,249     $ 26,517      $ (12,567)    $     --       $ 124,211


THREE MONTHS ENDED
  JUNE 30, 1998
Balance at March 31, 1998                10,052  $   10   $  74,128      $  1,903     $  (1,527)    $  1,086       $  75,600
Net income                                   --      --          --         4,261            --           --           4,261
  Comprehensive income
    Decrease in unrealized gain on
      marketable security                    --      --          --            --            --       (1,086)         (1,086)
  Comprehensive income                       --      --          --            --            --           --           3,175
Exercise of Common Stock
  options by employees                       13      --        (160)           --           291           --             131
Sale of Common Stock under
  employee stock purchase plan               --      --          --            --            --           --              --
Purchase of treasury stock                 (280)     --          --            --        (5,668)          --          (5,668)
Balance at June 30, 1998                  9,785  $   10   $  73,968      $  6,164     $  (6,904)    $     --       $  73,238


SIX MONTHS ENDED
    JUNE 30, 1999
Balance at December 31, 1998              9,406  $    9   $  75,610      $ 12,129     $ (12,053)    $    --        $  75,695
Net income                                   --      --          --        14,891            --          --           14,891
  Comprehensive income                       --      --          --            --            --          --           14,891
Sale of Common Stock, net of
  issuance cost                           2,300       3      34,425            --            --          --           34,428
Exercise of Common Stock
  options by employees                       10      --         (57)          (54)          172          --               61
Sale of Common Stock under
  employee stock purchase plan               18      --          --          (107)          290         --               183
Issuance of treasury stock upon             106      --         271          (342)        1,734         --             1,663
   exercise of stock options
Purchase of treasury stock                 (200)     --          --            --        (2,710)        --            (2,710)
Balance at June 30, 1999                 11,640  $   12   $ 110,249      $ 26,517     $ (12,567)    $   --         $ 124,211


SIX MONTHS ENDED
    JUNE 30, 1998
Balance at December 31, 1997             10,094  $   10   $  74,418      $ (1,308)       $      --  $ 1,050    $      74,170
  Net income                                 --      --          --         7,472               --       --            7,472
  Comprehensive income,
    Decrease in unrealized gain on
      marketable equity securities,
      net of reclassification
      adjustment (a)                         --      --          --            --              --    (1,050)          (1,050)
                                                                                                                      -------
  Comprehensive income                       --      --          --            --              --        --            6,422
  Exercise of Common Stock
    options by employees                     57      --        (566)           --           1,150        --              584
  Sale of Common Stock under
    employee stock purchase plan             13      --         116            --              --        --              116
Purchase of treasury stock                 (379)     --          --            --         (8,054)        --           (8,054)
Balance at June 30, 1998                  9,785  $   10     $73,968       $ 6,164        $(6,904)   $    --        $  73,238

(a) Disclosure of reclassification
      amount:
   Unrealized holding gains
     arising during period               $   36
   Less: reclassification
     for gains included in income         (1,086)
                                         -------
   Net decrease in unrealized gain
     on marketable security             $ (1,050)
                                        --------

                                DSP GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost or market. Inventories are composed of the following (in thousands):

                        June 30,   December 31,
                          1999         1998
                        --------   ------------
     Finished goods       $1,654       $2,182
                          ------       ------
                          $1,654       $2,182
                          ------       ------
                          ------       ------

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


                                                              Three months ended   Six months ended
                                                                    June 30,            June 30,
                                                                1999       1998      1999      1998
                                                              --------   --------  --------  --------
Numerator:
  Net income                                                  $ 13,709   $  4,261  $ 14,891  $  7,472
                                                              --------   --------  --------  --------
                                                              --------   --------  --------  --------
Denominator:
  Weighted average number of shares of Common
    Stock outstanding during the period used to
    compute basic earnings per share                            11,561      9,884    11,167     9,981
  Incremental shares attributable to exercise of
    outstanding options (assuming proceeds would
    be used to purchase treasury stock)                            605        258       335       283

  Weighted average number of shares of
    Common Stock used to compute diluted                      --------   --------  --------  --------
     income per share                                           12,166     10,142    11,502    10,264

                                                              --------   --------  --------  --------
                                                              --------   --------  --------  --------
Basic net income per share                                       $1.19      $0.43     $1.33     $0.75
                                                              --------   --------  --------  --------
                                                              --------   --------  --------  --------
Diluted net income per share                                     $1.13      $0.42     $1.29     $0.73
                                                              --------   --------  --------  --------
                                                              --------   --------  --------  --------


NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities (in thousands):

                                                     June 30,   December 31,
                                                       1999         1998
                                                     --------   ------------
     Obligations of states and
       political subdivisions                        $ 26,312      $ 25,290
     Corporate obligations                             62,818        33,218
                                                     --------      --------
                                                     $ 89,130      $ 58,508
                                                     --------      --------
                                                     --------      --------
     Amounts included in
       marketable securities                         $ 72,421      $ 57,951
     Amounts included in
       cash and cash equivalents                       16,709           557
                                                     --------      --------
                                                     $ 89,130      $ 58,508
                                                     --------      --------
                                                     --------      --------

At June 30, 1999 and at December 31, 1998, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended June 30, 1999 and 1998, were not significant. The amortized cost of available-for-sale debt securities at June 30, 1999, by contractual maturities, is shown below (in thousands):

                                                            Amortized cost
                                                            --------------
Due in one year or less                                         $ 34,068
Due after one year to two years                                   55,062
                                                                --------
                                                                $ 89,130
                                                                --------
                                                                --------

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 50% of our total revenues for the three months ended June 30, 1999 and 42% for the three months ended June 30, 1998. Additionally, product sales to one distributor accounted for 38% of our total revenues for the six months ended June 30, 1999 and 46% for the six months ended June 30, 1998. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of:
AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks including the Internet, ATM and Frame Relay. In May 1999, we exercised our option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.1 million. In May 1999, AudioCodes finalized its initial public offering (IPO) and is now listed on the Nasdaq SmallCap Market under the symbol AUDC. In its IPO, AudioCodes issued 3.5 million shares at a price of $14.00 per share. After the IPO, AudioCodes had approximately 17.5 million shares outstanding. As a result, we recorded an equity gain on the issuance of new shares of approximately $9.3 million in the second quarter of 1999, after fully amortizing the remaining unamortized excess of purchase price over net assets acquired by approximately $209,000. We also participated as a selling shareholder in the IPO and sold approximately 248,000 shares. As a result, we recorded an additional capital gain of $2.4 million. As of June 30, 1999, we still hold approximately 4,000,000 shares, or approximately 23%, of the outstanding shares of AudioCodes. In connection with our investment in AudioCodes, the condensed consolidated statements of income for the three months ended June 30, 1999 include a $575,000 equity gain and the condensed consolidated statements of income for three months ended June 30, 1998 include a $49,000 equity loss. In "Other income (expense)" we included this one-time capital gain from AudioCodes' IPO of approximately $11.8 million for each of the three and six months ended June 30, 1999.

NOTE H- REPURCHASE OF DSP GROUP COMMON STOCK

In March 1999, our Board of Directors authorized a new plan to repurchase up to an additional 1,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. In the six months ended June 30, 1999, we repurchased 200,000 shares of our Common Stock at an average purchase price of $13.55 per share. The accumulated number of shares of Common Stock we repurchased as of June 30, 1999 is 1,014,000 shares.

NOTE I- CONTINGENCIES

We are involved in certain claims arising in the normal course of business, including claims that we may be infringing patent rights owned by third parties. We are unable to foresee the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Our total revenues were $16.7 million in both of the second quarters of 1999 and 1998. Total revenues in the first half of 1999 decreased to $27.2 million, from $32.4 million in the first half of 1998. The decrease in the first half of 1999 compared to the same period in 1998 was due to our phasing out of our D6xxx line of products and our phasing in and sales of our new line of D16xxx products. Our licensing and royalty revenues increased to $4.0 million in the second quarter of 1999 compared to $3.7 million in the same period of 1998 primarily due to two new licensees which licensed the TeakLite DSP Core and the TeakDSPCore.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 91% of our total revenues for the three months ended June 30, 1999 and 95% of our total revenues for the three months ended June 30, 1998. Additionally, these sales represented 83% of our total revenues for the six months ended June 30, 1999 and 94% of our total revenues for the six months ended June 30, 1998. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics, one of our distributors, accounted for 50% of our total revenues for the three months ended June 30, 1999, and 42% of our total revenues for the three months ended June 30, 1998. Additionally, Tomen Electronics accounted for 38% of our total revenues for the six months ended June 30, 1999 and 46% of our total revenues for the six months ended June 30, 1998.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 57% in the second quarter of 1999 from 52% in the second quarter of 1998. The increase in gross profit was primarily due to higher gross margin in our licensing revenues and in the product gross profit in the second quarter of 1999, compared to the same period in 1998. Product gross profit as a percentage of product sales increased to 44% in the second quarter of 1999, from 40% in the second quarter of 1998, primarily due to the introduction of the new IDT-16K products, and to the operations of managing the off-set of the continuing decline in average selling prices with a decrease in manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased significantly to $3.7 million in the second quarter of 1999 from $2.5 million in the second quarter of 1998. In the first half of 1999, research and development expenses increased to $7.1 million from $4.5 million in the comparable period of 1998. The increases were primarily due to our newly acquired wireless communication technologies and products, including partial amortization of research and development costs that have not yet reached technological feasibility. The expense increase also was attributed to an increase in research and development personnel as compared to the same period in 1998, and to more expenses performed in connection with the release of our new line of products.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased to $2.2 million in the second quarter of 1999 from $1.3 million in the same quarter in 1998. In the first six months of 1999, sales and marketing expenses increased to $4.1 million from $2.6 million in the comparable period of 1998. Salaries and fringe benefits increased in 1999 compared to 1998, primarily due to an increase in sales and marketing personnel, partially associated with our new wireless communication activities. Our sales and marketing expenses as a percentage of total revenues were 13% in the three months ended June 30, 1999 and 8% in the three months ended June 30, 1998. The increase was attributed to our higher sales and marketing expenses in connection with the support of our new product introductions in 1999, as compared with the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were approximately $1.3 million in the three months ended June 30, 1999 and $1.2 million in the three months ended June 30, 1998. In the first half of 1999 general and administrative expenses were $2.6 million compared to $2.3 million in the comparable period of 1998. The increase was mainly due to higher levels of legal expenses, rent and utilities expenses. These expenses as a percentage of total revenues slightly increased to approximately 8% in three months ended June 30, 1999, compared to 7% in the three months ended June 30, 1998.

OTHER INCOME (EXPENSE). Interest and other income and interest expense other, net was $2.2 million for the six months ended June 30, 1999, compared to $1.7 million for the six months ended June 30, 1998. The increase was primarily the result of higher levels of cash equivalents and marketable securities in 1999 as compared with 1998, which were partially off-set by lower yields.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET. Equity in income
(loss) of equity method investees, net, was a $575,000 gain for the three months ended June 30, 1999 as compared to a $49,000 loss in the comparable period ended June 30, 1998. In the first half of 1999 equity in income (loss) of equity method investees, net, was a $1.0 million gain, as compared with a $115,000 loss in the same period in 1998.

CAPITAL GAIN. In May 1999, as a result of the AudioCodes IPO, we recorded an equity gain of approximately $9.3 million, after fully amortizing the remaining unamortized excess of purchase price over net assets acquired, by approximately $209,000. We also participated as a selling shareholder in the IPO and sold approximately 248,000 shares. As a result, we recorded an additional capital gain of $2.4 million. In "Other income (expense)" we included a one-time capital gain from AudioCodes' IPO, of approximately $11.8 million for the three and six months ended June 30, 1999.

PROVISION FOR INCOME TAXES. In 1999 and 1998, we benefited mainly from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended June 30, 1999, we generated $2.3 million of cash and cash equivalents from our operating activities as compared to $6.3 million during the six months ended June 30, 1998. This decrease, even though we experienced an increase in net income during the six months ended June 30, 1999, was attributable primarily to the non-cash effect of the capital gain recorded in connection with the AudioCodes IPO and to the increase of our accounts receivable. However, each were offset by the increase in accounts payable in the first six months of 1999.

INVESTING ACTIVITIES. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first six months of 1999, we purchased $39.4 million and sold $24.9 million of investments classified as marketable securities. Our capital equipment purchases in the first six months of 1999 totaled $4.0 million, primarily for new equipment associated with the acquisition of wireless communicating technologies, including computers and testing equipment. In May 1999, prior to the AudioCodes IPO, we exercised our option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.1 million. We also participated as a selling shareholder in the IPO and sold approximately 248,000 shares and received $3.2 million, net of fees.

FINANCING ACTIVITIES. During the six months ended June 30, 1999, we received $1.9 million upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In the first six months of 1999, we repurchased 200,000 shares of our Common Stock at an average purchase price of $13.55 per share, for an aggregate purchase price of approximately $2.7 million.

At June 30, 1999, our principal source of liquidity consisted of cash and cash equivalents totaling $28.5 million and marketable securities with an aggregate value of $72.4 million. Our working capital at June 30, 1999 was $102.1 million.

We believe that our current cash, cash equivalent and marketable securities will be sufficient to meet our cash requirements through at least the next twelve months. In March 1999, we announced a new stock repurchase program pursuant to which up to an additional 1,000,000 shares of our Common Stock may be acquired in the open market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. Accordingly, we may use part of our available cash for this purpose.

Additionally, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will be able to raise additional debt or equity financing resources for these transactions or that we will consummate these transactions. See "Factors Affecting Operating Results -- There are Risks Associated with Our Acquisition Strategy" for more detailed information.

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

Beginning in 1997, during 1998 and going forward in 1999, we have been and will continue to utilize both internal and external resources to identify, correct or reprogram and test our systems for Year 2000 readiness. We are in the final stages our Year 2000 readiness program, and anticipate that all reprogramming efforts, including testing, will be completed by September 30, 1999. Our efforts include the evaluation of both information technology
("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. To date the costs we have incurred with respect to this project are not material and we do not believe that future costs for the completion of this project will be material. However, if systems material to our operations have not been made Year 2000 ready by the completion of the project, the Year 2000 issue could have a material adverse effect on our financial statements. We have not developed a contingency plan to operate in the event that a non compliant critical system is not remedied by January 1, 2000 and do not intend to do so.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at August 1, 1999.

FOREIGN CURRENCY RATE RISK. As nearly all of our sales and part of our expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date. We do not currently have any significant foreign currency exposure and do not expect to incur significant gains and losses in 1999. We did not engage in foreign currency hedging activities during the six months ended June 30, 1999.

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

In particular, our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 1999, 107 of our 142 employees were located in Israel, including 75 of our 85 research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel was (0.4%) for the six months ended June 30, 1999 and 2.2% for the six months ended June 30, 1998. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

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

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; RISKS OF INFRINGEMENT OF RIGHTS OF OTHERS. As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which primarily is composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license the technology from AT&T. Other organizations including Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

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

         None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.     OTHER INFORMATION

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1     Financial Data Schedule


         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)


By     /s/ MOSHE ZELNIK
   ---------------------------------------------------------------
Moshe Zelnik, Vice President of Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 1999