Form 10-Q
period 1999-09-30
DSP GROUP INC /DE/
filed 1999-11-12
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of October 31, 1999 there were 12,454,218 shares of Common Stock ($.001 par value per share) outstanding.

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

          Condensed consolidated balance sheets--September 30, 1999
                  and December 31, 1998................................................3

          Condensed consolidated statements of income--Three and nine months ended September 30, 1999 and 1998.............................4

          Condensed consolidated statements of cash flows--Nine
                  months ended September 30, 1999 and 1998.............................5

          Condensed consolidated statements of Stockholders' Equity --
                  Three and nine months ended September 30, 1999 and 1998..............6

          Notes to condensed consolidated financial statements--
                  September 30, 1999...................................................8


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................12

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................20


PART II.   OTHER INFORMATION
---------------------------------------------

Item 1.      Legal Proceedings........................................................21
Item 2.      Changes in Securities....................................................21
Item 3.      Defaults upon Senior Securities..........................................21
Item 4.      Submission of Matters to a Vote of Security Holders......................21
Item 5.      Other Information........................................................22
Item 6.     Exhibits and Reports on Form 8-K..........................................22


SIGNATURES............................................................................22

                                                                  Page 2

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
                                 DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           SEPTEMBER 30,         DECEMBER 31,
                                                               1999                 1998
                                                            ---------            ----------
                                                           (Unaudited)             (Note)
 ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                               $  34,152           $   9,038
     Marketable securities and deposits                         81,134              57,951
     Accounts receivable, net                                   11,938               5,721
     Inventories                                                 2,759               2,182
     Deferred income taxes                                       1,374               1,374
     Other accounts receivable                                   1,532               1,608
                                                             ---------           ---------
 TOTAL CURRENT ASSETS                                          132,889              77,874

 Property and equipment, at cost:                               15,367              11,330
     Less accumulated depreciation and amortization             (8,562)             (7,094)
                                                             ---------           ---------
                                                                 6,805               4,236

 Other investments, net of accumulated amortization             13,317               1,834
 Severance pay fund                                              1,134                 864
 Deferred income taxes                                             848                 848
 Other assets                                                    1,420                 135
                                                             ---------           ---------
 TOTAL ASSETS                                                $ 156,413           $  85,791
                                                             =========           =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                         $   5,167           $   2,360
    Other current liabilities                                   10,163               6,841
                                                             ---------           ---------
 TOTAL  CURRENT LIABILITIES                                     15,330               9,201

  LONG TERM LIABILITIES
     Accrued severance pay                                       1,269                 895

Commitments and contingencies

 STOCKHOLDERS' EQUITY:
    Common Stock                                                    12                   9
    Additional paid-in capital                                 111,574              75,610
    Retained earnings                                           31,096              12,129
    Less cost of  treasury stock                                (2,868)            (12,053)
                                                             ---------           ---------
 TOTAL STOCKHOLDERS' EQUITY                                    139,814              75,695


                                                             ---------           ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 156,413           $  85,791
                                                             =========           =========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                  --------------------            ------------------
                                                    1999       1998               1999             1998
                                                  -------     -------           -------           -------
REVENUES:
    Product sales                                 $ 18,279    $ 13,504         $ 37,474         $ 39,950
    Licensing, royalties and other                   5,017       3,804           12,986            9,783
                                                  --------    --------         --------         --------
TOTAL REVENUES                                      23,296      17,308           50,460           49,733
COST OF REVENUES:
    Cost of product sales                           10,646       8,110           21,545           23,698
    Cost of licensing, royalties and other              20         157              106              355
                                                  --------    --------         --------         --------
TOTAL COST OF REVENUES                              10,666       8,267           21,651           24,053
                                                  --------    --------         --------         --------
GROSS PROFIT                                        12,630       9,041           28,809           25,680

OPERATING  EXPENSES:
    Research and development                         3,900       2,806           11,002            7,334
    Sales and marketing                              2,391       1,243            6,508            3,834
    General and administrative                       1,257       1,248            3,813            3,529
                                                  --------    --------         --------         --------
TOTAL OPERATING EXPENSES                             7,548       5,297           21,323           14,697
                                                  --------    --------         --------         --------
OPERATING INCOME                                     5,082       3,744            7,486           10,983

OTHER INCOME (EXPENSE):
      Interest and other income                      1,527         926            3,794            2,784
      Interest expense and other                       (65)        (26)            (162)            (132)
      Equity in income (loss) of equity
        method investees, net                          669          (8)           1,686             (123)
       Gain on sale of marketable
          equity security                               --          --               --            1,086
      Capital gain                                      --          --           11,780               --
                                                  --------    --------         --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES             7,213       4,636           24,584           14,598

Provision for income taxes                           1,443       1,161            3,923            3,651
                                                  --------    --------         --------         --------
NET INCOME                                        $  5,770    $  3,475         $ 20,661         $ 10,947
                                                  ========    ========         ========         ========



NET INCOME PER SHARE:
     Basic                                        $   0.48    $   0.36         $   1.80         $   1.11
     Diluted                                      $   0.44    $   0.35         $   1.70         $   1.08
SHARES USED IN PER SHARE COMPUTATIONS:
     Basic                                          12,040       9,716           11,461            9,892
     Diluted                                        13,184       9,936           12,146           10,161


See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                      1999              1998
                                                                     ------             ------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  7,158           $  9,782

 INVESTING ACTIVITIES
  Purchase of available-for-sale marketable
     Securities and deposits                                        (60,894)           (45,222)
  Sale of available-for-sale marketable securities                   37,711             47,607
  Purchases of equipment                                             (4,302)            (1,814)
  Proceeds from sale of investment-- net                              3,224              1,262
  Investment in subsidiary                                           (1,241)                --
                                                                   --------           --------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (25,502)             1,833
                                                                   --------           --------
  FINANCIAL ACTIVITIES
  Sale of Common Stock for cash upon
    Exercise of options and employee
    Stock purchase plan                                              11,743              1,042
  Purchase of treasury stock                                         (2,710)           (13,627)
  Issue of Common Stock to investor                                  34,425                 --
                                                                   --------           --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                43,458            (12,585)
                                                                   --------           --------

  INCREASE IN CASH AND CASH EQUIVALENTS                            $ 25,114           $   (970)
                                                                   ========           ========
Non-cash investing and financing information:
Liabilities assumed in connection with asset acquisitions          $    590                 --
                                                                   ========           ========
Capitalized software acquisition in exchange
  for license sale                                                 $  2,000                 --
                                                                   ========           ========

  See notes to condensed consolidated financial statements.
                                                                         Page 5

                                 DSP GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                     ADDITIONAL     RETAINED                     OTHER         TOTAL
                                   COMMON   STOCK    PAID-IN        EARNINGS     TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                   SHARES   AMOUNT   CAPITAL     (ACCUMULATED    STOCK AT       INCOME        EQUITY
  THREE MONTHS ENDED                                                EARNINGS       COST
  SEPTEMBER 30, 1999                                               (DEFICIT)
Balance at June 30, 1999           11,640   $  12    $110,249       $ 26,517     $(12,567)    $   --        $ 124,211
Net income                             --      --          --          5,770           --         --            5,770
   Comprehensive income                --      --          --             --           --         --            5,770
Sale of Common Stock under
   employee stock purchase             12      --           7             (7)         200         --              200
   plan
Issue of treasury stock upon
   exercise of stock options          586      --       1,318         (1,184)       9,499         --            9,633
Purchase of treasury stock             --      --          --             --           --         --               --
Balance at September 30, 1999      12,238   $  12    $111,574       $ 31,096     $ (2,868)    $   --        $ 139,814



THREE MONTHS ENDED
    SEPTEMBER 30, 1998

Balance at June 30, 1998            9,785   $  10    $ 73,968       $  6,164     $ (6,904)    $   --        $  73,238
 Net income                            --      --          --          3,475           --         --            3,475
  Comprehensive income                 --      --          --             --           --         --            3,475
Exercise of Common Stock
   options by employees                15      --        (167)            --          298         --              131
Sale of Common Stock under
  Employee stock purchase              19      --        (187)            --          399         --              212
   plan
Purchase of treasury stock           (385)     (1)         --             --       (5,573)        --           (5,574)
Balance at September 30, 1998       9,434   $   9    $ 73,614       $  9,639     $(11,780)    $   --        $  71,482



NINE MONTHS ENDED
    SEPTEMBER 30, 1999

Balance at December 31, 1998        9,406   $   9    $ 75,610       $ 12,129     $(12,053)    $   --        $  75,695
Net income                             --      --          --         20,661           --         --           20,661
  Comprehensive income                 --      --          --             --           --         --           20,661
Sale of Common Stock, net of
   issuance cost                    2,300       3      34,425             --           --         --           34,428
  Exercise of Common Stock
   options by employees                22      --         (50)           (61)         372         --              261
  Sale of Common Stock under
   employee stock purchase             18      --          --           (107)         290         --              183
   plan
Issue of treasury stock upon
   exercise of stock options          692      --       1,589         (1,526)      11,233         --           11,296

Purchase of Treasury stock           (200)     --          --             --       (2,710)        --           (2,710)
Balance at September 30, 1999      12,238   $  12    $111,574       $ 31,096     $ (2,868)    $   --        $ 139,814



NINE MONTHS ENDED
    SEPTEMBER 30, 1998

Balance at December 31, 1997       10,094   $  10    $ 74,418       $ (1,308)    $     --     $ 1,050       $  74,170
  Net income                           --      --          --         10,947           --          --          10,947
  Comprehensive income,
  Decrease in unrealized gain on
      marketable equity securities,
      net of reclassification
      adjustment (a)                   --      --          --             --           --      (1,050)         (1,050)
                                                                                                            ----------
  Comprehensive income                 --      --          --             --           --          --           9,897
  Exercise of Common Stock
   options by employees                72      --        (733)            --        1,448          --             715
  Sale of Common Stock under
   employee stock purchase plan        32      --         (71)            --          399          --             328
Purchase of Treasury stock           (764)     (1)         --             --      (13,627)         --         (13,628)
Balance at September 30, 1998       9,434   $   9    $ 73,614       $  9,639     $(11,780)    $    --       $  71,482


(a) Disclosure of
   reclassification amount:
   Unrealized holding gains
   arising during period          $    36
   Less: reclassification
   for gains included in
   income                          (1,086)
                                 ---------
   Net decrease in
   unrealized gain on
   marketable security            $(1,050)
                                 ---------


                                 DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

Inventory is valued at the lower of cost or market. Inventories are composed of the following (in thousands):

                               September 30,    December 31,
                                    1999            1998
                                 ----------      ----------
          Finished goods           $2,491          $2,182
          Work-in-process             268              --
                                   ------          ------
                                   $2,759          $2,182
                                   ======          ======


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

                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                            1999            1998             1999           1998
                                                           -----           ------            -----          -----
Numerator:
  Net income                                              $ 5,770          $ 3,475          $20,661        $10,947
                                                          =======          =======          =======        =======
Denominator:
  Weighted average number of shares of Common
    Stock outstanding during the period used to
    compute basic earnings per share                       12,040            9,716           11,461          9,892
  Incremental shares attributable to exercise of
    outstanding options (assuming proceeds would
    be used to purchase treasury stock)                     1,144              220              685            269
                                                          -------          -------          -------        -------
  Weighted average number of shares of
    Common Stock used to compute diluted
     income per share                                      13,184            9,936           12,146         10,161
                                                          =======          =======          =======        =======
Basic net income per share                                $  0.48          $  0.36          $  1.80        $  1.11
                                                          =======          =======          =======        =======
Diluted net income per share                              $  0.44          $  0.35          $  1.70        $  1.08
                                                          =======          =======          =======        =======


NOTE D - INVESTMENTS

The following is a summary of the cost of available-for-sale securities and deposits (in thousands):

                                                     September 30,        December 31,
                                                          1999               1998
                                                        --------           ---------
                   Obligations of states and
                     political subdivisions              $ 26,312          $ 25,290
                   Corporate obligations                   56,309            33,218
                   Deposits                                21,500                --
                                                         --------          --------
                                                         $104,121          $ 58,508
                                                         ========          ========
                   Amounts included in
                     marketable securities               $ 59,634          $ 57,951
                   Amounts included in deposits          $ 21,500                --
                   Amounts included in
                     cash and cash equivalents             22,987               557
                                                         --------          --------
                                                         $104,121          $ 58,508
                                                         ========          ========

                                                       Page 9

At September 30, 1999 and at December 31, 1998, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended September 30, 1999 and 1998, were not significant. The amortized cost of available-for-sale debt securities at September 30, 1999, by contractual maturities, is shown below (in thousands):

                                      AMORTIZED COST
                                      --------------
Due in one year or less                  $71,993
Due after one year to two years           10,628
                                         -------
                                         $82,621
                                         =======

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 53% of total revenues for the three months ended September 30, 1999 and 47% for the three months ended September 30, 1998. Additionally, product sales to one distributor accounted for 45% of total revenues for the nine months ended September 30, 1999 and 47% for the nine months ended September 30, 1998. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of:
AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks including the Internet, ATM and Frame Relay. In May 1999, we exercised our option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.1 million. In May 1999, AudioCodes finalized its initial public offering (IPO) and is now listed on the Nasdaq SmallCap Market under the symbol AUDC. In its IPO, AudioCodes issued 3.5 million shares at a price of $14.00 per share. After the IPO, AudioCodes had approximately 17.5 million shares outstanding. As a result, we recorded an equity gain on the issuance of new shares of approximately $9.3 million in the second quarter of 1999, after fully amortizing the remaining unamortized excess of purchase price over net assets acquired by approximately $209,000. We also participated as a selling shareholder in the IPO and sold approximately 248,000 shares. As a result, we recorded an additional capital gain of $2.4 million. As of September 30, 1999, we held approximately 4.0 million shares or approximately 23% of the outstanding shares of AudioCodes. In connection with our investment in AudioCodes, the condensed consolidated statements of income for the three months ended September 30, 1999 include a $669,000 equity gain and the condensed consolidated statements of income for three months ended September 30, 1998 include an $8,000 equity loss. In "Other income (expense)" we included this one-time capital gain from AudioCodes' IPO of approximately $11.8 million for the nine months ended September 30, 1999.

In October 1999, shortly after the end of the third quarter, AudioCodes successfully concluded a follow-on public offering of 3.0 million shares at a price of $41.00 per share. AudioCodes issued and sold 1.5 million shares and an additional 1.95 million shares were sold by previous shareholders, of which approximately 1,069,000 shares were sold by us. After the sales in October 1999, we hold approximately 2.9 million shares of AudioCodes, which represents approximately 15% of its outstanding shares. Our proceeds from these sales were approximately $42.8 million, and we will record a one-time capital gain of approximately $47.4 million in the fourth quarter of 1999.

NOTE H- REPURCHASE OF DSP GROUP COMMON STOCK

In March 1999, our Board of Directors authorized a new plan to repurchase up to an additional 1,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. In the nine months ended September 30, 1999, we repurchased 200,000 shares of our Common Stock at an average purchase price of $13.55 per share. The accumulated number of shares of Common Stock we repurchased as of September 30, 1999 is 1,014,000 shares.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Our total revenues were $23.3 million in the third quarter of 1999 compared to $17.3 million in the third quarter of 1998. Total revenues in the first three quarters of 1999 increased to $50.5 million, from $49.7 million in the first three quarters of 1998. The slight increase in the first three quarters of 1999 compared to the same period in 1998 was due to an increase in our licensing and royalty revenues, which was off set by the decrease in our product sales due to the phasing out of our D6xxx line of products and our phasing in and sales of our new line of D16xxx products. Our licensing and royalty revenues increased to $5.0 million in the third quarter of 1999 compared to $3.8 million in the same period of 1998 primarily due to two new licensees. One licensing agreement was for the TeakDSPCore-Registered Trademark- and Teaklite-TM- DSPCore, while the other agreement includes our TeakDSPCore and PalmDSPCore-Registered Trademark-.

Export sales, primarily consisting of TAD speech processors shipped to customers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 94% and 88% of our total revenues for the three and nine months ended September 30, 1999, respectively, and 96% and 95% of our total revenues for the three and nine months ended September 30, 1998. All export sales are denominated in U.S. dollars.

Revenues from Tomen Electronics, one of our distributors, accounted for 53% of our total revenues for the three months ended September 30, 1999, and 47% of our total revenues for the three months ended September 30, 1998. Additionally, Tomen Electronics accounted for 45% of our total revenues for the nine months ended September 30, 1999 and 47% of our total revenues for the nine months ended September 30, 1998.

GROSS PROFIT. Gross profit as a percentage of total revenues increased to 54% in the third quarter of 1999 from 52% in the third quarter of 1998. The increase in gross profit was primarily due to a slightly higher gross margin in our licensing revenues and in the product gross profit in the third quarter of 1999, compared to the same period in 1998. Product gross profit as a percentage of product sales increased to 42% in the third quarter of 1999, from 40% in the third quarter of 1998, primarily due to the introduction of the new IDT-16K products, and to successfully off - setting the continued decline in average selling prices with a decrease in manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased significantly to $3.9 million in the third quarter of 1999 from $2.8 million in the third quarter of 1998. In the first nine months of 1999, research and development expenses increased to $11.0 million from $7.3 million in the comparable period of 1998. The increases were primarily due to our newly acquired wireless communication technologies and products, including partial amortization of research and development costs that have not yet reached technological feasibility. The expense increase also was attributed to an increase in research and development personnel as compared to the same period in 1998, to greater facility costs due to the increase in personnel and to additional expenses incurred in connection with the release of our new line of products. Our research and development expenses as a percentage of total revenues were 17% in the three months ended September 30, 1999 and 16% in the three months ended September 30, 1998.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased to $2.4 million in the third quarter of 1999 from $1.2 million in the same quarter in 1998. In the first nine months of 1999, sales and marketing expenses increased to $6.5 million from $3.8 million in the comparable period of 1998. Salaries and fringe benefits increased in 1999 compared to 1998, primarily due to an increase in sales and marketing personnel, partially associated with our new wireless communication activities. Our sales and marketing expenses as a percentage of total revenues were 10% in the three months ended September 30, 1999 and 7% in the three months ended September 30, 1998. The increase was attributed to our higher sales and marketing expenses in connection with the support of our new product introductions in 1999, as compared with the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were approximately $1.3 million in the three months ended September 30, 1999 and $1.2 million in the three months ended September 30, 1998. In the first three quarters of 1999 general and administrative expenses were $3.8 million compared to $3.5 million in the comparable period of 1998. The increase was mainly due to higher levels of legal expenses, as well as additional rent and utilities expenses associated with increased facilities space used in the first three quarters of 1999 as compared to the comparable period in 1998. These expenses as a percentage of total revenues decreased to approximately 5% in three months ended September 30, 1999, compared to 7% in the three months ended September 30, 1998, due to the increase in total revenues.

OTHER INCOME (EXPENSE). Interest and other income and interest expense other, net was $3.6 million for the nine months ended September 30, 1999, compared to $2.6 million for the nine months ended September 30, 1998. The increase was primarily the result of higher levels of cash equivalents and marketable securities and deposits in 1999 as compared with 1998, which were partially off-set by lower yields.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET. Equity in income
(loss) of equity method investees, net, was a $669,000 gain for the three months ended September 30, 1999 as compared to a $8,000 loss in the comparable period ended September 30, 1998. In the first nine months of 1999 equity in income (loss) of equity method investees, net, was a $1.7 million gain, as compared with a $123,000 loss in the same period in 1998.

CAPITAL GAIN. In May 1999, as a result of the AudioCodes IPO, we recorded an equity gain of approximately $9.3 million, after fully amortizing the remaining unamortized excess of purchase price over net assets acquired, by approximately $209,000. We also participated as a selling shareholder in the IPO and sold approximately 248,000 shares. As a result, we recorded an additional capital gain of $2.4 million. In "Other income (expense)" we included a one-time capital gain from AudioCodes' IPO, of approximately $11.8 million for the nine months ended September 30, 1999.

PROVISION FOR INCOME TAXES. In 1999 and 1998, we benefited mainly from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended September 30, 1999, we generated $7.2 million of cash and cash equivalents from our operating activities as compared to $9.8 million during the nine months ended September 30, 1998. This decrease, even though we experienced an increase in net income during the nine months ended September 30, 1999, was attributable primarily to the non-cash effect of the capital gain recorded in connection with the

AudioCodes IPO and to the increase in accounts receivable, increase in inventory and decrease in income taxes payable. However, these were offset by the increase in accounts payable in the first nine months of 1999.

INVESTING ACTIVITIES. We invest excess cash in marketable securities of varying maturity and deposits, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first nine months of 1999, we purchased $60.9 million and sold $37.7 million of investments classified as marketable securities and deposits. Our capital equipment purchases in the first nine months of 1999 totaled $4.3 million, primarily for new equipment associated with the acquisition of wireless communication technologies, including computers and testing equipment. In May 1999, prior to the AudioCodes IPO, we exercised our option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.1 million. We also participated as a selling share holder in the IPO and sold approximately 248,000 shares and received $3.2 million, net of fees. In October 1999, shortly after the end of the third quarter, AudioCodes successfully concluded a follow-on public offering of 3.0 million shares at a price of $41.00 per share. AudioCodes issued and sold 1.5 million shares and an additional 1.95 million shares were sold by previous shareholders, of which approximately 1,069,000 shares were sold by us. Our proceeds from these sales were approximately $42.8 million.

FINANCING ACTIVITIES. During the nine months ended September 30, 1999, we received $11.7 million upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In the first nine months of 1999, we repurchased 200,000 shares of our Common Stock at an average purchase price of $13.55 per share, for an aggregate purchase price of approximately $2.7 million.

At September 30, 1999, our principal source of liquidity consisted of cash and cash equivalents totaling $34.2 million and marketable securities and deposits with an aggregate value of $81.1 million. Our working capital at September 30, 1999 was $117.6 million.

We believe that our current cash, cash equivalent deposits and marketable securities will be sufficient to meet our cash requirements through at least the next twelve months. In March 1999, we announced a new stock repurchase program pursuant to which up to an additional 1,000,000 shares of our Common Stock may be acquired in the open market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. Accordingly, we may use part of our available cash for this purpose.

Additionally, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used for the acquisition of complementary products or businesses. These potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will be able to raise with additional debt or equity financing resources for these transactions or that we will consummate these transaction. See "Factors Affecting Operating Results - There are Risks Associated with our Acquisition Strategy" for more detailed information.

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

Beginning in 1997, during 1998 and going forward in 1999, we have been and will continue to utilize both internal and external resources to identify, correct or reprogram and test our systems for Year 2000 readiness. We are in the final stages of this process, and anticipate that all reprogramming efforts, will be completed by November 30, 1999. Our efforts include the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. To date the costs we have incurred with respect to this project are not material and we do not believe that future costs for the completion of this project will be material. However, if systems material to our operations have not been made Year 2000 ready by the completion of the project, the Year 2000 issue could have a material adverse effect on our financial statements. We have not developed a contingency plan to operate in the event that a non compliant critical system is not remedied by January 1, 2000 and do not intend to do so.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at November 1, 1999.

FOREIGN CURRENCY RATE RISK. As nearly all of our sales and part of our expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date. We do not currently have any significant foreign currency exposure and do not expect to incur significant gains and losses in 1999. We did not engage in foreign currency hedging activities during the nine months ended September 30, 1999.

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

OUR AVERAGE SELLING PRICES CONTINUE TO DECLINE. We have experienced a decrease in the average selling prices of our TAD speech processors, but have to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. However, we cannot guarantee that our on-going efforts will be successful that they will keep pace with the anticipated, continuing decline in average selling prices.

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

WE DEPEND ON INDEPENDENT FOUNDRIES TO MANUFACTURE OUR INTEGRATED CIRCUIT PRODUCTS. All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of foundry capacity to meet our needs in a timely manner. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our TAD speech processors. Our revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, due to the recent earthquake in Taiwan, foundries that produce wafers were damaged and temporarily shut down, resulting in a loss or destruction of a portion of the wafer supply. While the effects of this earthquake were immaterial to our business, additional earthquakes, aftershocks or other natural disasters in Asia, could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations.

WE DEPEND ON INTERNATIONAL OPERATIONS, PARTICULARLY IN ISRAEL. We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for the majority of our net product and license sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

         -    unexpected changes in regulatory requirements;

         -    fluctuations in the exchange rate for the U.S. dollar;

         -    imposition of tariffs and other barriers and restrictions;

         -    burdens of complying with a variety of foreign laws;

         -    political and economic instability; and

         -    changes in diplomatic and trade relationships.

In particular, our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 1999, 111 of our 147 employees were located in Israel, including 77 out of 89 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel was 0.9% for the nine months ended September 30, 1999 and 4.0% for the nine months ended September 30, 1998. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

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

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; RISKS OF INFRINGEMENT OF RIGHTS OF OTHERS. As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license the technology from AT&T. Other organizations including Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these type of intellectual property rights commonly offer these licenses, we cannot assure that licenses will be offered or that terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. We believe that the ultimate resolution of these matters will not harm our financial position, results of operations, or cash flows.

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

         None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on July 19, 1999. The following matters were voted upon at the annual meeting:

         Election of two Class II Directors to serve until the annual meeting of stockholders in 2002. The results of the voting were as follows:

              Yair Shamir

              Number of shares voted FOR             10,281,371
              Number of shares WITHHELD                 267,800

              Saul Shani

              Number of shares voted FOR             10,276,171
              Number of shares WITHHELD                 273,000


              1. Ratification and approval of the amendment and restatement of the DSP Group, Inc. 1993 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 175,000 to 275,000. The results of the voting were as follows:

              Number of shares voted FOR             6,660,764
              Number of shares voted AGAINST           992,341
              Number of shares voted ABSTAINING         29,989
              Number of broker non-votes             2,866,077


              2. Ratification and approval of the amendment and restatement of the DSP Group, Inc. 1991 Employee and Consultant Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 3,800,000 to 4,300,000. The results of the voting were as follows:

              Number of shares voted FOR             5,871,461
              Number of shares voted AGAINST         1,780,144
              Number of shares voted ABSTAINING         31,489
              Number of broker non-votes             2,866,077

              3. Ratification of the amendment and restatement of Article IV of the DSP Group, Inc. Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock authorized for issuance by DSP Group from 20,000,000 shares to 50,000,000 shares. The results of the voting were as follows:

              Number of shares voted FOR             8,576,116
              Number of shares voted AGAINST         1,941,891
              Number of shares voted ABSTAINING         31,164
              Number of broker non-votes                   ---


              4. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal 1999. The results of the voting were as follows:

              Number of shares voted FOR             10,501,413
              Number of shares voted AGAINST             21,580
              Number of shares voted ABSTAINING          26,178
              Number of broker non-votes                    ---

ITEM 5.        OTHER INFORMATION

         None.

ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Amended and Restated Bylaws, dated July 20, 1999.

         10.1 1991 Employee and Consultant Stock Plan, as amended and restated July 19, 1999.

         10.2 1993 Director Stock Option Plan, as amended and restated July 19, 1999.

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DSP GROUP, INC.
(Registrant)


By   /s/ MOSHE ZELNIK
   -------------------------------------------------------------
Moshe Zelnik, Vice President of Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 1999
                                                              Page 22