Form 10-K
period 1999-12-31
DSP GROUP INC /DE/
filed 2000-03-30
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

                   3120 Scott Boulevard, Santa Clara, CA 95054
                   -------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 986-4300
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 per share
                                (Title of class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 15, 2000, as reported on the Nasdaq National Market, was approximately $1,103,666,561. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 15, 2000, the Registrant had outstanding 26,167,520 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 1999 Annual Report is not deemed filed as part of this Report.

                                      INDEX

                                 DSP GROUP, INC.

                                                                        Page No.
                                                                        --------

PART I

Item 1.  BUSINESS..........................................................3

Item 2.  PROPERTIES.......................................................20

Item 3.  LEGAL PROCEEDINGS................................................20

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............20

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................21

Item 6.  SELECTED FINANCIAL DATA..........................................21

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONAL AND RESULTS OF OPERATIONS............................21

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE.......21

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................21

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................21

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............22

Item 11. EXECUTIVE COMPENSATION...........................................22

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................................22

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................22

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K......................................................23

         SIGNATURES.......................................................28

      This Annual Report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, DSP Group's management. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors that May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K.

      This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

                                     PART I

Item 1. BUSINESS.

General Business

      DSP Group develops and markets products and technologies that perform digital signal processing--the electronic manipulation of digitized speech and other digital signals. DSP Group's products are used in a wide variety of telecom applications.

      Digital signal processing (DSP) based solutions are more cost effective and provide a broader range of features than analog based solutions. Many applications, including digital cellular and wireless communications, broadband modems, Voice Over the Internet and digital audio/video, all use DSP techniques intensively.

      Our work in the field of DSP has yielded four synergetic product families:

            o DSP-based Speech and Telephony Processor - "System on a Chip" that handles telephony functions and advanced speech algorithms.

            o Cordless Telephony - 900 Megahertz Digital Spread Spectrum Processor - A chip set that handles digital wireless communication along with telephony functions and advanced speech algorithms.

            o DSP Cores - Digital Signal Processor Cores - A family of processors that, when combined with other hardware elements such as memories and input/output devices, forms a chip that is most efficiently targeted for specific applications.

            o TrueSpeech(R) - A family of proprietary speech compression algorithms.

DSP-Based Speech and Telephony Processors

      DSP Group has developed two lines of speech and telephony processing chips: integrated digital telephony processors, which are designed for use in the consumer telephone market, and Voice over IP speech co-processors, which are designed for use in network telephony and video conferencing products. Both product lines are based upon our DSP core designs and incorporate our TrueSpeech speech compression algorithms.

      Integrated Digital Telephony Speech Processors

      DSP Group's integrated digital telephony (IDT) speech processors are currently incorporated in over 90 models of featured phones from more than 40 different companies. These models are being sold in Europe, Japan and the United States.

      Our IDT speech processors are based on our PineDSPCore(R), which is more fully described below. Our integrated digital telephony speech processors use our TrueSpeech speech compression technology to provide the highest quality speech recording and playback. They incorporate the following speech and telephony technologies in various combinations:

--------------------------------------------------------------------------------
        Technology                              Description
--------------------------------------------------------------------------------
Triple Rate Coder(TM)        Instructs the telephone answering
                             system to decide automatically between better voice
                             quality and longer recording time.
--------------------------------------------------------------------------------
True Full-Duplex             Allows simultaneous two-way (full-duplex),
SpeakerPhone(TM)             hands-free operation of the telephone and
                             suppresses and cancels acoustic and electrical
                             echoes.
--------------------------------------------------------------------------------
G.723.1                      Provides speech compression for Voice over IP and
                             video conferencing over standard telephone lines.
--------------------------------------------------------------------------------
Caller ID and Call Waiting   Identifies to the party being called the
Caller ID                    telephone number of the calling party, whether
                             or not the party being called is already engaged
                             in another call.
--------------------------------------------------------------------------------
Call Progress Tone           Detects standard telephony signals during the
Detection                    progress of a telephone call.
--------------------------------------------------------------------------------
DTMF Signaling               Detects and generates touch tone (DTMF)
                             signals that comply with telephone industry
                             frequency standards.
--------------------------------------------------------------------------------
Speech Prompts               Provides the ability to stamp a message
                             with a time and date and vocal operating
                             instructions prompts.
--------------------------------------------------------------------------------
Variable Speed Playback      Permits playback of recorded speech at different
(FlexiSpeech(R))             speeds without distorting the natural sound of
                             the speech.
--------------------------------------------------------------------------------
Voice Operated Switch        Detects human speech and stops recording during
("VOX") (Smart-Vox(R))       periods of silence, thereby conserving available
                             memory.
--------------------------------------------------------------------------------
Alpha Least Cost Routing     Automatically chooses from a number of telephone
("LCR")/Super LCR            service providers in order to select the lowest
                             available rates.
--------------------------------------------------------------------------------
Voice Recognition            Allows a user to operate a telephone or
                             answering machine device by giving voice commands.
--------------------------------------------------------------------------------

      The first integrated digital telephony speech processors were introduced by DSP Group in 1989. Since then, we have shipped approximately 47 million units of speech processors to original equipment manufacturers (OEMs), of which approximately 12 million were shipped in 1999. Our IDT speech processor sales accounted for approximately 62% of our total revenues in 1999.

      In 1999, we started the shipment of the D16000 family of fully integrated speech processors, which combine the components of a mixed signal system on a single chip. Each speech processor in the D16000 family contains a DSP core, converters that transform analog signals into digital signals and vice versa, and various signal amplifiers, all embedded on a single chip. In addition to implementing DSP algorithms, including compression, caller ID and full-duplex speaker phone, these speech processors also perform tasks that would typically be handled by a separate central processing unit (CPU) chip. The D16000 processors provide high value to telephony product vendors by eliminating the need for almost any other electronic components and thus reducing materials and manufacturing costs.

      The following table presents the main features of the primary IDT speech processors that we currently offer:

                        DSP Group's IDT Speech Processors

                                               D16559   D16529   D6571    D6587
                                               ------   ------   -----    -----
Process Geometry (microns)  ................      0.5      0.5      0.5     0.5
Minutes Record, 4 Mbit Memory ..............    22-25,   22-25,   22-25,  22-25,
                                                10,15    10,15    10,15   10,15
Memory Type ................................    Flash    Flash    Flash   Flash
Advanced Features:
  Speech Prompts ...........................      Yes    Yes      Yes      Yes
  Variable Speed Playback ..................      Yes    Yes      Yes      Yes
  Full Duplex Speakerphone .................      Yes     --      Yes      Yes
  Caller ID and Call Waiting Caller ID......      Yes    Yes      Yes      Yes
  Voice Recognition ........................                               Yes
  System On Chip-included peripherals:
  Microcontroller ..........................      Yes    Yes       --       --
  Line Coder ...............................      Yes    Yes       --       --
  Speaker Coder ............................      Yes     --       --       --
  Amplifiers ...............................      Yes    Yes       --       --

      The following is a list of IDT manufacturers and resellers whose products incorporate our IDT speech processors:

                         IDT Manufacturers and Resellers

                   IDT Manufacturers                  IDT Resellers
            ------------------------------------ --------------------------

            Alcatel             Panasonic              Bell South
            Ascom               Philips                Bosch Telecom
            CCT Telecom         Sagem                  British Telecom
            Daewoo              Samsung                France Telecom
            D&B Electronics     Sanyo                  GE
            Ericsson            Siemens/Infinion       German Telecom
            Giant               Smoothline             Loewe-Binatone
            HPF Ascom           Sony                   Southwestern Bell
            I.N.T. Corp.        Taifeng                Swiss Telecom
            Kinpo               Thomson
            L.G. Electronics    Tiptel
            Matra               Uniden
            Maxon

      Voice over IP Speech Co-Processors

      Our Voice over IP speech co-processors were developed for use in conjunction with other microprocessors to transmit voice over packet-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, cable networks and other data networks and combined data/voice networks. "Voice over IP" refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over the network and reassembled in the correct order at their destination. They also can be used to implement the speech component of video conferencing applications.

      These speech co-processors take advantage of G.723.1, a speech compression algorithm that has been incorporated into various international communications standards, which is more fully discussed below, to provide cost-effective, high quality speech compression. The following table sets forth other features of the Voice over IP speech co-processors that we currently offer:

                 DSP Group's Voice over IP Speech Co-Processors

                                                       CT8016            CT8021            CT8022
                                                   --------------   ---------------    --------------
DSP Core....................................         PineDSPCore       OakDSPCore        OakDSPCore
Process Geometry (microns)..................             0.5              0.5               0.5
TrueSpeech Algorithm........................       8.5, 6.3, 5.3,    8.5, 6.3, 5.3,    8.5, 6.3, 5.3,
Data Rate, Kilobits Per Second..............          4.8 & 4.1        4.8 & 4.1         4.8 & 4.1
ITU-T Standard Speech Coders................          G.729A+B      G.723.1, G.722,       G.723.1,
                                                                    G.728, G.729A+B       G.729A+B
Features:
 Full Duplex Speakerphone...................             Yes              Yes               Yes
 Variable Speed Message Playback............             Yes              Yes                --
 Full Duplex DSVD...........................             Yes              Yes               Yes
 Video Conferencing.........................             --               Yes               Yes
 Internet Telephony.........................             Yes              Yes               Yes

      Future Speech and Telephony Processors

      We are currently developing our next generation of IDT speech processors and Voice over IP speech co-processors to include a number of enhancements and improvements.

      First, we intend to design and manufacture our future IDT speech processors using a 0.25 micron CMOS technology, so that the conductive paths on the circuits inside these chips will be 0.25 microns wide. By reducing these line widths we can place more transistors in the same amount of space and as a result provide more power at the same cost. We expect that this design will increase our competitiveness in the price-sensitive IDT business.

      Second, we intend to add new features to our next generation of IDT speech processors and Voice over IP speech co-processors. For example, we intend to enhance our IDT speech processors with additional capabilities, including improved speech quality, full duplex speakerphone, advanced voice recognition and text to speech algorithms and our integrated 900 MHz spread spectrum base band processor. In addition, we intend to use the TeakLiteTM DSP core, which is more powerful than our PineDSPCore and OakDSPCore(R), to provide additional processing power for these new features.

Cordless Telephony

      In the beginning of 1999, DSP Group acquired two integrated groups of engineers, one located in Israel and the other in the United States. These twenty-five engineers specialize in the design of integrated circuits for wireless communications. In addition, we acquired technology and products, including associated intellectual property, related to 900 Megahertz narrow-band cordless telephones (the transmissions between the handset and base unit of these telephones are at or near a frequency of 900 Megahertz) and 900 Megahertz spread spectrum cordless telephones (the transmissions between the handset and base unit of these telephones are "spread" in a pseudrandom pattern over a range of frequencies).

      During 1999, we also finalized the design and began to sell a cordless telephony solution consisting of two chips - a base band chip and an RF chip - that allow telephone vendors to build 900 Megahertz cordless telephones with limited technical understanding, shortening the time it takes for the product to reach the market. In the second half of 1999, we started development of the DSPG Elite(TM) device with an RF and power amplifier that we believe will provide a high performance, cost effective solution for 900 Megahertz spread spectrum technology.

DSP Cores

      DSP Group has developed proprietary, DSP core architecture and designs that provide low-power, high performance, cost-effective solutions for current and emerging digital signal processing applications. Our DSP cores are incorporated in our own family of speech, cordless and telephony processors and also are licensed to more than 50 entities, including Adaptec, DSP Communications (a subsidiary of Intel), Fujitsu, Kawasaki, LSI Logic, NEC, Oki, Seiko Epson, Siemens/Infinion, Sony, Temic and VLSI, a subsidiary of Philips.

      We currently offer four families of DSP SmartCores(TM), --PineDSPCore(R), OakDSPCore(R), TeakDSPCore(R) and PalmDSPCore(R). Together, they cover a wide range of applications, from low end applications, including digital answering machines, hard disk controllers, low speed modems and Voice over IP applications, to high performance applications such as digital subscriber line
(DSL), third generation (3G) cellular communications, broadband modems, multimedia and Voice over IP gateways.

      Digital signal processing chips and software are being used more and more in high volume communication and computing products. We believe that our cores can provide cost-effective DSP solutions for chips used in these applications, because our cores are:

      o Flexible and Portable. The DSP cores are designed as "soft cores," so the cores are foundry independent and can be implemented in any of the various manufacturing processes used by different semiconductor fabrication facilities. The cores also can be produced by manufacturers in different geometries. Furthermore, universal design rules are used in the DSP core designs to allow easy implementation across multiple semiconductor process technologies.

      o Efficient to design. The designs are highly efficient, with variable data size of 16/20/24 bits, general purpose DSPs with adjacent modular RAM and ROM and general I/O blocks to provide for a flexible layout and design.

      o Power efficient. During the design of the cores, special mechanisms were inserted throughout the different phases of design, from architecture definition to the implementation, to reduce the power consumption of the core. In addition, our cores operate at different voltages, ranging from 5 volts down to 1.1 volts. The lower the voltage and the lower the power requirements, then the less it consumes battery life.

      o Inexpensive to manufacture. The DSP cores, which in the past could only be used on processors designed for a 1.0 micron CMOS process, can now be implemented on 0.25 and

            0.18 micron processes. We believe these size reductions in manufacturing can reduce the product cost, while increasing product performance.

      o Open Architecture - Our DSP cores technology is widely adopted by semiconductors, ASIC vendors and OEMs.

      The efficient processing, increasing performance, flexible design and scaleable memories of our DSP core designs allow for the development of powerful, smaller and lower cost DSP solutions, which shorten time to market for new products and product enhancements.

      With each new core, we have added features and enhanced performance. Our first core, the PineDSPCore, was released in 1992 and was developed for use in our IDT speech processor products. It also gained success in other DSP applications as well as hard disk driver applications. In 1994, we introduced our OakDSPCore, an enhanced version of the PineDSPCore that, among other things, achieves a higher processing speed through improved architecture and includes an advanced, more efficient instruction set. The OakDSPCore is especially well-suited for use in personal communication products and higher level processing applications, including digital cellular telephones, high bit rate modems, video telephone conferencing applications and DSVD modems, which send compressed voice and data signals at the same time over a regular telephone line. Algorithms that use the PineDSPCore instruction set also can be run on the OakDSPCore. OakDSPCore became the standard de-facto licensable DSP core on the market.

      In 1999, we introduced the TeakDSPCore - a family of two low power, cost effective cores: the TeakLite(TM) and the Teak(R). These cores were designed in a new methodology to achieve a higher frequency. Teak contains two arithmetic units functioning in parallel (Dual MAC), which improve the performance of a notable portion of the application that requires DSP technology. The TeakDSPCore is aimed at emerging applications in the digital cellular communications, including products implementing the Global System for Mobile communications
(GSM), half-rate GSM, Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) standards. We also have targeted this core for use in advanced wired line modems, including those using the V.90 standard, products implementing emerging digital audio standards and formats such as AC3 and MPEG2, and Voice over IP and telecommunications products.

      In 1999, we also introduced the first silicon of our high performance PalmDSPCore. The PalmDSPCore is a family of three cores, each core version meets a different market segment. The wide range of high performance applications, including third generation cellular communications, digital subscriber lines
(DSL), VoIP gateways and consumer multimedia.

      The following table shows a comparison of our DSP core designs:

                          DSP Group's DSP Core Designs

                                  PineDSPCore    OakDSP Core     TeakLite         Teak       PalmDSPCore
                                  -----------    -----------    ----------      --------    ------------
Data Word Length ..............     16 bit         16 bit         16 bit         16 bit     16/20/24 bit
Process Geometry (microns).....       0.5           0.35           0.25           0.25           0.2
Performance ...................    Single MAC    Single MAC     Single MAC      Dual MAC     Dual MAC &
                                                                                             Instruction
                                                                                                Level
                                                                                             Parallelism
Voltage .......................      5.0V           3.3V           2.5V           2.5V          2.5V
Advanced Instruction Set.......     Average       Advanced       Advanced       Parallel      Parallel
                                                                               Capability    Capability

      In addition to incorporating our DSP core designs in our speech and telephony processors, we also license them to third parties, together with advanced software tools, so that these licensees can incorporate our DSP core designs into their semiconductor chip products. These licenses are generally granted in exchange for an upfront license fee payment. This fee is generally recognized by us upon shipment of the deliverables for the core, provided that no significant vendor or post-contract support obligations remain outstanding and that collection of the resulting receivable is deemed probable. The licensees also pay a monthly support fee, which is typically paid for a period of one or two years, and ongoing per-unit royalties based on the number of units of products containing the core that are shipped by the licensee. The timing and amount of royalties that DSP receives from its core licensees depend on the timing of each licensee's product development and the degree of market acceptance of each licensee's products, neither of which are within our control. In 1999, royalties paid by four PineDSPCore and OakDSPCore licensees for shipment of products utilizing these cores increased from the previous year.

      We also know that one of the important issues to a potential licensee is the quality of our customer support. With good customer support the licensee achieves faster time to market for their products. To provide this high quality support, we have geographically located our support network all over the world, as well as offering online technical support. In addition, special training classes are given to each of our licensees, by our expert R&D personnel.

      We believe that it is a great benefit for our licensees that DSP Group is the developer of both the DSP cores and the supporting development tools. This dual function is the reason that we are able to provide our customers with advanced and optimized development tools: assemblers, linkers, simulators, emulators and optimized C/C++ compilers. New releases of the development tools occur periodically and include updates and new features.

      The following is a partial list of companies who have licensed our DSP core designs and representative applications for which they use our DSP core designs:

                            DSP Core Design Licenses

          Licensees                              Representative Applications
-----------------------------             --------------------------------------
Adaptec                                   Disk Drives

Atmel                                     ASIC, Communications
DSP Communications
   (a subsidiary of Intel)                Digital Cellular Telephones
Fujitsu                                   ASIC, ADSL, Communications
Hyundai                                   ASIC, Audio, Communications
Kawasaki                                  ASIC, Communications
Kenwood                                   Audio Products
LSI Logic                                 ASIC, Communications, DAB
Mitel                                     ASIC, Communications
National Semiconductors                   Communications
NEC                                       ASIC, Communications
Oki                                       Communications
ROHM                                      ASIC, Communications
Samsung                                   ASIC, Communications and Multimedia
Seiko-Epson                               ASIC, Communications
Siemens/Infinion                          Communications
Sony                                      Multimedia
TDK Semiconductor                         Modems

          Licensees                              Representative Applications
-----------------------------             --------------------------------------
TEMIC                                     DAB, Communications
TSMC                                      ASIC Library
VLSI Technology
   (a subsidiary of Philips)              ASIC, Communications
Xemics                                    Low Voltage applications

      In order to assist existing licensees of our DSP core designs, and to enhance the attractiveness of these cores to potential licensees, we have entered into agreements with leading developers of semiconductor design and simulation software, including Cadence, Mentor Graphics and Synopsys. These companies have adapted certain of their software applications to support our cores, enabling such software to be used to design and simulate semiconductor products containing these cores. In addition, a number of independent software vendors, among them Ensigma, Espico, Prairiecomm, Vocal Technologies and VoicePump, have developed digital signal processing algorithms that operate on our PineDSPCore and OakDSPCore for a variety of communications and multimedia applications. In 1999, these companies expanded their software product lines and began to implement software on our most recently announced cores: TeakDSPCore and PalmDSPCore. We believe that these developments and the large software installed-base, make our DSP cores more attractive to potential licensees. In addition, we believe that these technology providers help to establish our cores as industry standards.

      In 1999, the number of our core licensees increased as a result of several contracts signed for our newest products, TeakLite, Teak and PalmDSPCore. Prior to 1999, most of our licensees licensed our cores for the cellular market. In 1999, the PalmDSPCore was selected by leading companies as the platform for the xDSL (full-rate and G.Lite) market.

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

      Originally developed for consumer telephone applications, we also have enhanced TrueSpeech for use in the computer telephony and Voice over IP markets. We incorporated our TrueSpeech technology in our speech and telephony processors and also license TrueSpeech to computer telephony, personal computer and Voice over IP companies for inclusion in their products.

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

      We believe that the principal advantages of TrueSpeech, as compared with other currently available digital speech compression technologies, are as follows:

      o Industry Acceptance and Field proof. As described above, a TrueSpeech algorithm, the G.723, was adopted as a standard by the International Telecommunications Union and was recommended as the a default speech algortihm for Voice over IP by the International Multimedia Teleconferencing Consortium. This enabled a broad usage of the algorithm especially in Voice over IP and video conferencing applications.

      o High Quality Speech. Another advantage of TrueSpeech is that it reproduces high quality speech playback with minimum distortion by selectively eliminating nonessential and background sound data without significant loss of speech quality. TrueSpeech has received high scores for speech quality from a number of independent evaluators. For example, TrueSpeech scored the highest on the ITU's intricately structured test used to numerically rate the quality of the five competing speech compression algorithms submitted for adoption as the G.723.1 standard for video telephones. In independently conducted tests performed by Dynastat, Inc., a company specializing in the performance evaluation of voice communication systems, TrueSpeech 6.3 received a Mean Opinion Score of 3.98, while regular telephone quality is based upon a Mean Opinion Score of 4.0.

      o Cost Effectiveness. TrueSpeech's ability to achieve high speech compression with lower computational complexity provides it with a competitive cost advantage. As an example, competing speech compression algorithms evaluated by the ITU use 20% to 50% more computing power for the same compression and transmission rates, and more memory for storage and operation. Consequently, competing speech compression algorithms require larger, more expensive DSPs and result in higher cost solutions.

      Our TrueSpeech licensees include, among others, 8x8, Analog Devices, Cirrus Logic, Creative Labs, Dialogic, IBM, Intel, Microsoft, Philips, Siemens/Infinion, Smith Micro, Texas Instruments, Unisys, US Robotics, Winbond and White Pine Software. In addition, we have ported our TrueSpeech algorithms to certain DSP platforms offered by Analog Devices, Motorola and Texas Instruments, three leading merchant vendors of programmable DSP chips.

Sales, Marketing and Distribution

      We market and distribute our products through our direct sales and marketing organization, as well as through a network of distributors and independent manufacturers' representatives. A marketing and sales team located in our headquarters in Santa Clara, California and in Israel pursues business with our customers in North America and closely monitors new markets, trends and customer needs to shape our strategic decisions. In Japan, we operate from a marketing and support office in Tokyo and through Tomen Electronics, a local distributor. In the rest of Asia, we operate through sales representatives in China, Hong Kong, South Korea and Taiwan. To handle sales and distribution in Europe, we operate a marketing and support office located in France and have sales representatives in Denmark, Germany, Israel, Spain, Sweden and the United Kingdom. Our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration could harm our business, financial condition and results of operations.

      Sales to Tomen Electronics comprised 47% of our total revenues in 1999, 45% in 1998 and 33% in 1997.

      Export sales accounted for 97% of our total revenues in 1999, 95% in 1998 and 92% in 1997. Due to our export sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. All of our export sales are denominated in United States dollars. See Note 3 of the Notes to Consolidated Financial Statements of our Annual Report to Stockholders for the year ended December 31, 1999, for a summary of our operations within various geographic areas.

Manufacturing and Design Methodology

      Since our products are based on our proprietary DSP core designs, which are not dependent upon a particular foundry's library cells, these products can be manufactured at a number of independent foundries. Accordingly, all of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors from Taiwan Semiconductor Manufacturing Company, Sony and UMC. Under non-exclusive agreements, these independent foundries normally provide us with either finished, packaged and tested speech processors at variable prices depending on the volume of units purchased or at sorted good wafers level. We customarily pay for fully-tested products meeting predetermined specifications. To ensure the integrity of quality assurance procedures, we develop detailed testing procedures and specifications for each product and require each foundry to use these procedures and specifications before shipping us finished products.

      We intend to continue to use independent foundries to manufacture digital speech processors, cordless devices and other products for the consumer telephone and computer telephony markets. To obtain an adequate supply of wafers, we are considering various alternative production sites. Our reliance on independent foundries involves a number of risks, including the foundries' achievement of acceptable manufacturing yields and allocation of capacity to us.

      In addition to our speech processors, our IDT speech processors require an external component, including analog random access memory circuits (ARAMs) and flash memory that are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations.

Competition

      The markets in which we operate are extremely competitive and we expect that competition will increase. In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Our future prospects will depend greatly on our ability to successfully develop and introduce new products that are responsive to market needs. We cannot assure you that we will be able to successfully develop or market any of these products.

      The principal competitive factors in the IDT speech processors market include price, speech quality, compression ratio, value-added features including variable speed message playback and speakerphone, the level of mixed signal integration, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to each of these factors. Our principal competitors in the IDT market include Lucent Microelectronics, Macronix, Philips, Sanyo, Siemens/Infinion and Toshiba.

      The principal competitive factors in the cordless telephony market include price, system integration level, range, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the Cordless market include Conexant, Level 1, Philips and Siemens/Infinion.

      The principal competitive factors in the DSP core designs market for high volume, low cost applications include such features as small size, low power, flexible I/O blocks and associated development tools. Our DSP core designs compete with companies such as LSI Logic and Siemens/Infinion, which license DSP platforms, and Analog Devices, Lucent Microelectronics, Motorola, and Texas Instruments, which sell their own complete general purpose DSP solutions.

      Several digital speech compression technologies exist and are currently being developed that may be promoted by competitors as industry standards for the computer telephony and personal computer markets. Our TrueSpeech algorithms compete with ADPCM, and the speech compression technologies used in GSM and VSELP protocols, each of which is available in the public domain. There are many versions of these algorithms that have been developed by different parties, including AT&T, which has been actively involved in the development of GSM protocols, and Motorola, which developed the original VSELP protocols. Although TrueSpeech has achieved a degree of acceptance in the computer telephony personal computer and VoIP markets, ADPCM and the speech compression technologies for GSM and VSELP protocols are widely used in the development and implementation of new products in the telephony industry. In addition, other advanced speech compression algorithms have been introduced by competitors that offer compression ratios comparable or higher than the TrueSpeech algorithms. Large companies, such as AT&T, Creative Labs, Motorola and Rockwell, have speech processing technologies that can be applied to speech compression for use in the same markets for which our products are targeted.

      Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and expect to continue to experience increased competitive pricing pressures for our IDT processors. During 1999, we were able to completely offset this decrease on an annual basis through manufacturing cost reductions and a higher level of integration by combining functions of the telephone, which used to be part of separate chips, into the our DSP Group chip. However, we cannot assure you that we will be able to further reduce product costs, or be able to compete successfully as to price or any other of the key competitive factors.

Research and Development

      We believe that continued timely development and introduction of new products is essential to maintain our competitive position. We currently conduct most of our product development effort in-house and at December 31, 1999 had a staff of 93 research and development personnel of which 81 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $15.4 million in 1999, compared with $10.2 million in 1998, on research and development activities.

Relationships With Affiliated Companies

      We have a $18.4 million equity investment in, and have entered into license and development arrangements with, AudioCodes Ltd., an Israeli corporation primarily engaged in design, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks including Internet, ATM and Frame Relay. AudioCodes was formed in April 1993 by two of our former employees. Pursuant to an agreement between DSP Group and AudioCodes, AudioCodes has granted DSP Group a license to use some of Audiocodes' technology subject to the payment of royalties. In addition, we signed a development agreement to develop a new software based on Audiocodes' voice compression technology. We have established this relationship to complement our in-house product development efforts.

      In May 1999, we exercised our option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.1 million. In the same month, AudioCodes completed its initial public offering (IPO) and is now listed on the Nasdaq SmallCap Market under the symbol AUDC. In its IPO, AudioCodes issued 3.5 million shares at a price of $14.00 per share. As a result, we recorded in "Other income (expense)" in our consolidated statements of income for 1999 a one-time capital gain in the amount of $11.8 million. This amount was comprised of $9.4 million, which was from the sale of our shares sold in the IPO and $2.5 million from the sale of approximately 248,000 of our AudioCodes shares to the underwriters to cover their over-allotment option. The gross proceeds from our sale were approximately $3.2 million.

      In October 1999, AudioCodes successfully concluded a follow-on public offering of 3.0 million shares at a price of $41.00 per share. In the follow-on, AudioCodes issued and sold 1.5 million shares and an additional 1.95 million shares were sold by shareholders, of which approximately 1,069,000 were sold by us in two separate transactions. Our proceeds from these transactions were approximately $42.8 million, and we recorded an additional capital gain in the amount of $47.1 million. This amount was comprised of $10.8 million, which resulted in the public offering, and $36.3 million from the sale of approximately 1,069,000 AudioCodes shares.

      As of December 31, 1999, we held approximately 2.9 million of AudioCodes shares which represented about 15% of its outstanding shares. In January 2000, we sold an additional 600,000 shares of AudioCodes for approximately $43.8 million, recording in the first quarter of 2000 an additional capital gain in the amount of $40.0 million. After this sale, we hold approximately 2.3 million AudioCodes shares, which represent approximately 12% of its outstanding shares.

      In July 1996, we invested $2.0 million of cash for approximately 40% of the equity interest in Aptel Ltd., an Israeli company. In connection with the investment, we incurred a one-time write-off of acquired in-process technology of $1.5 million. In October 1997, we invested approximately $176,000 in convertible debentures issued by Aptel. In December 1997, we converted our debentures and Aptel's shareholders, including us, exchanged their shares in Aptel for shares in Nexus Telecommunications Systems Ltd., an Israeli company registered and traded on the Nasdaq SmallCap Market. In April 1998, we sold all of our Nexus shares in a private transaction for approximately $1.3 million and realized a pre-tax one time gain on marketable equity securities of approximately $1.1 million. This one time gain was included under "Other income (expenses)" in our consolidated statements of income for the year ended December 31, 1998.

Licenses, Patents and Trademarks

      We have been granted twelve United States patents, one Canadian patent and one Israeli patent, and have twenty-seven patents pending in the United States, two patents pending in Japan, one patent pending in Taiwan, thirteen patents pending in Israel and one patent pending in Europe. We actively pursue foreign patent protection in other countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

      We have been issued registered trademarks for the use of the PineDSPCore, OakDSPCore, TeakDSPCore, Teak, PalmDSPCore, OCEM and TrueSpeech trademarks. In addition, we applied for trademarks for Full Duplex SpeakerPhone, TeakLite, Triple Rate Coder, PalmAssyst, Assyst, SpeechOnChip, DSPeech, SpeeChip and SmartCores.

      While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the industry, our technical expertise and ability to innovate on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. We believe that, because of the rapid pace of technological change in the consumer telephone, computer telephony and personal computer industries, patents and trade secret protection are important but must be supported by other factors, including the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights, we cannot provide assurance that these measures will be successful.

Backlog

      At December 31, 1999, our backlog was approximately $28.8 million compared with approximately $8.7 million at December 31, 1998. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and fees specified in executed licensing contracts. Our business in IDT speech processors is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

      At December 31, 1999, we had 161 employees, including 93 in research and development, 32 in marketing and sales and 36 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our employee relations are good.

Factors that may affect future operating results

Our quarterly operating results may fluctuate significantly

      We experience, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors:

      o     fluctuations in volume and timing of product orders;
      o     timing of recognition of license fees;
      o     level of per unit royalties;
      o changes in demand for our products due to seasonal customer buying patterns and other factors;
      o timing of new product introductions by us or our customers, licensees or competitors;
      o     changes in the mix of products sold by us;
      o fluctuations in the level of sales by OEMs and other vendors of products incorporating our products; and
      o general economic conditions, including the changing economic conditions in Asia.

      Each of the above factors is difficult to forecast and thus could have a material adverse effect on our business, financial condition and results of operations.

      Through 2000, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results. Our per unit royalties from licenses are totally dependent upon the success of our third party licensees in introducing products utilizing our technology and the success of those third party products in the marketplace. Per unit royalties from TrueSpeech licensees have not been significant to date.

Our average selling prices continue to decline

      We have experienced a decrease in the average selling prices of our IDT speech processors, but have to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

We depend on the IDT market which is highly competitive

      Sales of IDT products comprise a substantial portion of our product sales. Any adverse change in the IDT market or in our ability to compete and maintain our position in that market would have a material adverse effect on our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT speech processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products would also have a material adverse effect on our business, financial condition and results of operations.

We depend on independent foundries to manufacture our integrated circuit products

      All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of foundry capacity to meet our needs in a timely manner. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our IDT speech processors. Our revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of our wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition and results of operations.

We may need to increase our research and development efforts to remain competitive

      The DSP Cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate the chip design programming to increase the parallel processing of the chip. One such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, then we may need to further our research and development to obtain such technology to remain competitive in the market.

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

      Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as the existing business of DSP Group or otherwise perform as expected. For example, we have noticed a trend of decreasing sales for the product models based on the 900 Megahertz digital spread spectrum RF and base band technology we acquired in 1999. We are in the process of developing new RF and base band models, but there is no assurance that we will be successful or that our developments will be accepted by the market. Additionally, future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing. The occurrence of any of these events could harm our business, financial condition or results of operations.

We depend on international operations, particularly in Israel

      We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. As a result, the occurrence of any negative international, political, economic or geographic events could result in significant revenue shortfalls. The shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

      o     unexpected changes in regulatory requirements;
      o     fluctuations in the exchange rate for the U.S. dollar;

      o     imposition of tariffs and other barriers and restrictions;
      o     burdens of complying with a variety of foreign laws;
      o     political and economic instability; and
      o     changes in diplomatic and trade relationships.

      In particular, our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 1999, 121 of our 161 employees were located in Israel, including 81 of our 93 research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

      Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel was 1.3% in 1999 and 8.6% in 1998. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses, sales and marketing expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not harm our business, financial condition and results of operations.

We depend on third parties and their suppliers to obtain required complementary components

      Some of the raw materials, components and subassemblies included in the products manufactured by our third party customers, which also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could harm our business and results of operations due to the delay or discontinuance of orders for our products by customers until the other necessary components are available.

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

Item 2. PROPERTIES.

      DSP Group's operations in the United States are located in an approximately 15,700 square foot leased facility in Santa Clara, California. This facility houses our marketing and support, North American sales, operations, manufacturing coordination and administrative personnel. This facility is leased through June 2001. DSP Group's operations in Israel are located in approxiamately 29,800 square feet of leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2003.

Item 3. LEGAL PROCEEDINGS.

      From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information contained in the section labeled "Price Range of Common Stock" appearing on page 16 of DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

      The information contained in the section labeled "Selected Consolidated Financial Data" appearing on page 15 of DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information contained in the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 17 through 23 of DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE.

      The information contained in the section labeled "Quantitative and Qualitative Disclosures About Market Risk" appearing on page 20 of DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and related notes and independent auditors report appearing on pages 24 through 45 of DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference.

      The information contained in the section labeled "Quarterly Data" appearing on page 15 of DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The section labeled "Directors, Executive Officers and Key Personnel" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 16, 2000 is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

      The section labeled "Executive Compensation and Other Information" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 16, 2000 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The section labeled "Security Ownership of Certain Beneficial Owners and Management" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 16, 2000 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The section labeled "Certain Relationships and Related Transactions" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 16, 2000 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

      1.    Index to Financial Statements.

            The following consolidated financial statements and related notes and auditor's report are included in DSP Group's Annual Report to Stockholders for the year ended December 31, 1999 and are incorporated into this Form 10-K by reference.

            Description:

            Consolidated Balance Sheets as of December 31, 1999 and 1998

            Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

            Report of Kost Forer & Gabbay, a member of Ernst & Young International, Independent Auditors

      2.    Index to Financial Statement Schedules.

            The following financial statement schedules and related auditor's report are filed as part of this Annual Report on Form 10-K:

                                                           Page in this
                                                           Annual Report
Description                                                on Form 10-K
-----------                                                ------------
Schedule II:  Valuation and Qualifying Accounts            (included at page 33)

Consent of Kost Forer & Gabbay, a member of Ernst & Young  Exhibit 23.1
International, Independent Auditors                        (included at page 32)

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the related notes incorporated into this Form 10-K by reference to DSP Group's Annual Report to Stockholders for the year ended December 31, 1999.

3. List of Exhibits:

       Exhibit
        Number                             Description
       -------  ----------------------------------------------------------------
         3.1    Amended and Restated Certificate of Incorporation (filed as
                Exhibit 3.1B to the Registrant's Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

         3.2    Amended and Restated Bylaws, as of November 11, 1999.

         3.3 Certificate of Determination of Preference of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6, 1997 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 6,
                1997).

         3.4 Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on June 6, 1997).

         3.5 Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

         3.6 Amendment No. 1, dated May 19, 1999, to the Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent.

         4.1 Registration Rights Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

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

       Exhibit
        Number                             Description
       -------  ----------------------------------------------------------------
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

        10.12 Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

        10.13 Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

        10.14 Amendment to 1993 Directors Stock Option Plan, as adopted November 3, 1997 (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

        10.15 Separation and Consulting Agreement between the Registrant and Martin M. Skowron, dated May 31, 1998 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

       Exhibit
        Number                             Description
       -------  ----------------------------------------------------------------
        10.16   Consulting Agreement between the Registrant and Millard Phelps, dated as of June 29, 1998 (filed as Exhibit 10.2 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

        10.17 Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit
                10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

        10.18   1998 Non-Officer Employee Stock Option Plan (filed as Exhibit
                10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

        10.19 Stock Purchase Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as
                Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

        10.20 1991 Employee and Consultant Stock Plan, as amended and restated July 19, 1999 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

        10.21 1993 Director Stock Option Plan, as amended and restated July 19, 1999 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

        10.22 Second Amendment to Sublease, dated February 11, 1999, by and between Dialogic Corporation and the Registrant, relating to the Registrant's facility located at 3120 Scott Boulevard in Santa Clara, California.

        10.23 Employment Agreement, dated May 1, 1999, by and between the Registrant and Moshe Zelnik.

        10.24 Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan.

        10.25 Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel.

        10.26 Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999.

        10.27 Amendment to Employment Agreement with Igal Kohavi, effective as of November 11, 1999.

        10.28 Separation Agreement between the Registrant and Igal Kohavi, dated January 24, 2000.

        11.1 Statements regarding computation of per share earnings (included at page 30).

        13.1 Portions of the Annual Report to Stockholders for the year ended December 31, 1999.

        21.1    Subsidiaries of DSP Group (included at page 31).

        23.1 Consent of Ernst & Young LLP, Independent Auditors (included at page 32).

       Exhibit
        Number                             Description
       -------  ----------------------------------------------------------------
        27.1    Financial Data Schedule

(b)   Reports on Form 8-K in Fourth Quarter.

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DSP GROUP, INC.

                                By:           /s/ Eliyahu Ayalon
                                      -----------------------------------------
                                      Eliyahu Ayalon
                                      Chairman of the Board and Chief
                                      Executive Officer
                                      (Principal Executive Officer)
                                Date: March 30, 2000

                                Power of Attorney

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eliyahu Ayalon and Moshe Zelnik or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                      Date
----------------------------   --------------------------------  ---------------

     /s/ Eliyahu Ayalon        Chairman of the Board              March 30, 2000
----------------------------     and Chief Executive Officer
 Eliyahu Ayalon                 (Principal Executive Officer)


      /s/ Moshe Zelnik         Vice President of Finance, Chief   March 30, 2000
----------------------------    Financial Officer and Secretary
 Moshe Zelnik                   (Principal Financial Officer
                                and Principal Accounting
                                Officer)


        /s/ Zvi Limon          Director                           March 30, 2000
----------------------------
 Zvi Limon


       /s/ Yair Shamir         Director                           March 30, 2000
----------------------------
 Yair Shamir


       /s/ Saul Shani          Director                           March 30, 2000
----------------------------
 Saul Shani

      /s/ Louis Silver         Director                           March 30, 2000
----------------------------
 Louis Silver


     /s/ Patrick Tanguy        Director                           March 30, 2000
----------------------------
 Patrick Tanguy

                                                                    Exhibit 11.1

                                 DSP GROUP, INC.
                 STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share data)

                                                             Year Ended December 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------   -------   -------

Numerator:

      Net income ......................................   $54,579   $14,415   $11,034
                                                          =======   =======   =======
Denominator:

      Weighted average number of common shares
        outstanding during the period used to compute
        basic earnings per share ......................    11,734     9,768     9,736
                                                          =======   =======   =======

      Incremental shares attributable to exercise of
        outstanding options (assuming proceeds would be
        used to purchase treasury stock) ..............       987       248       467
                                                          -------   -------   -------

      Weighted average number of shares of common
        stock used to compute diluted earnings per
        share .........................................    12,721    10,016    10,203
                                                          =======   =======   =======

Basic net income per share ............................   $  4.65   $  1.48   $  1.13
                                                          =======   =======   =======

Diluted net income per share ..........................   $  4.29   $  1.44   $  1.08
                                                          =======   =======   =======

                                                                    Exhibit 21.1

                              LIST OF SUBSIDIARIES

    Name of Subsidiary                   Jurisdiction of Incorporation
------------------------------------    --------------------------------
1. DSP Group Europe SARL                             France
2. DSP Group Ltd.                                    Israel
3. Nihon DSP K.K.                                    Japan
4. RF Integrated Systems, Inc.                   Delaware, U.S.
5. Voicecom Ltd.                                     Israel

                                                                    Exhibit 23.1

                         CONSENT OF KOST FORER & GABBAY,
          A MEMBER OF ERNST & YOUNG INTERNATIONAL, INDEPENDENT AUDITORS

      We consent to the incorporation by reference in this Annual Report (Form 10-K) of DSP Group, Inc. of our report dated January 23, 2000 (except for Note 9, as to which the date is March 1, 2000), included in the 1999 Annual Report to Stockholders of DSP Group, Inc.

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

      We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-83456, 33-87390, 333-53129, and 333-69289)
pertaining to the 1991 Employee and Consultant Stock Plan, the 1991 DSP Group, Inc. Israeli Stock Option Plan, the 1993 Director Stock Option Plan, the 1993 Employee Stock Purchase Plan and the 1998 Non-Officer Employee Stock Option Plan, of our report dated January 23, 2000 (except for Note 9, as to which the date is March 1, 2000), with respect to the consolidated financial statements and schedule incorporated herein by reference or included in this Annual Report (Form 10-K) for the year ended December 31, 1999.

                                         /s/ Kost Forer & Gabbay,
                                         a member of Ernst & Young
                                         International

Tel Aviv, Israel
March 30, 2000

                                                                     Schedule II

                                 DSP GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Charged to
                                     Balance at   (deducted
                                      Beginning     from)
                                         of       Costs and              Balance at
                                       Period     Expenses                 End of
            Description                                       Deduction    Period
----------------------------------   ----------  ----------   ---------  ----------
Year ended December 31, 1997:
  Allowance for doubtful accounts         71         60         61(1)         70
  Sales returns reserve                  377        345        600(2)        122

Year ended December 31, 1998:
  Allowance for doubtful accounts         70         10                       80
  Sales returns reserve                  122         --         --           122

Year ended December 31, 1999:
  Allowance for doubtful accounts         80         60         --           140
  Sales returns reserve                  122        400         --           522

----------
(1) write-offs of uncollectible amounts
(2) sales returns applied against revenue