Form 10-Q
period 2000-03-31
DSP GROUP INC /DE/
filed 2000-05-15
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    -----------

                         Commission File Number 0-23006

                                 DSP GROUP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-2683643
          --------                                       ----------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                    identification number)

             3120 Scott Boulevard, Santa Clara, California   95054
             ------------------------------------------------------
             (Address of Principal Executive Offices)     (Zip Code)

       Registrant's telephone number, including area code: (408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
As of April 30, 2000 there were 26,576,819 shares of Common Stock ($.001 par value per share) outstanding.

                                      INDEX

                                 DSP GROUP, INC.


                                                                                   Page No.
                                                                                   --------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets--March 31, 2000
                  and December 31, 1999................................................3

          Condensed consolidated statements of income--Three
               months ended March 31, 2000 and 1999....................................4

          Condensed consolidated statements of cash flows--Three
                  months ended March 31, 2000 and 1999.................................5

              Condensed consolidated statements of Stockholders' Equity --
                  Three months ended March 31, 2000 and 1999...........................6

          Notes to condensed consolidated financial statements--
                  March 31, 2000.......................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................18

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings........................................................19
Item 2.      Changes in Securities....................................................19
Item 3.      Defaults upon Senior Securities..........................................19
Item 4.      Submission of Matters to a Vote of Security Holders......................19
Item 5.      Other Information........................................................19
Item 6.     Exhibits and Reports on Form 8-K..........................................19


SIGNATURES............................................................................20

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          MARCH 31,     DECEMBER 31,
                                                                             2000           1999

                                                                         ----------    -------------
                                                                          (Unaudited)      (Note)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $  57,635      $  20,778
     Marketable securities and cash deposits                                144,055        140,593
     Trade receivables, net                                                   9,303         10,435
     Inventories                                                              6,139          3,283
     Deferred income taxes                                                    1,802          1,707
     Other accounts receivable and prepaid expenses                           3,665          1,362
                                                                          ---------      ---------
TOTAL CURRENT ASSETS                                                        222,599        178,158

 Property and equipment, at cost:                                            16,631         16,230
     Less accumulated depreciation and amortization                         (11,248)        (9,282)
                                                                          ---------      ---------
                                                                              5,383          6,948

 Other investments, net of accumulated amortization                          15,081         18,433
 Other assets, net of accumulated amortization                                4,429          1,250
 Severance pay fund                                                           1,484          1,390
                                                                          ---------      ---------
TOTAL ASSETS                                                              $ 248,976      $ 206,179
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade payable                                                         $   5,326      $   6,079
    Other current liabilities                                                12,363          8,332
                                                                          ---------      ---------
TOTAL  CURRENT LIABILITIES                                                   17,689         14,411

LONG TERM LIABILITIES
     Accrued severance pay                                                    1,553          1,431
     Deferred income taxes                                                    6,380          6,380
     Minority interest                                                        1,404             --

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Common Stock                                                                 26             12
    Additional paid-in capital                                              141,733        119,163
    Retained earnings                                                        80,191         64,782
                                                                          ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                  221,950        183,957

                                                                          ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 248,976      $ 206,179
                                                                          =========      =========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,

                                               ----------------------
                                                 2000          1999

                                               --------      --------
REVENUES:
    Product sales                              $ 18,362      $  6,522
    Licensing, royalties and other                5,024         3,940
                                               --------      --------
TOTAL REVENUES                                   23,386        10,462
COST OF REVENUES:
    Cost of product sales                        10,475         3,751
    Cost of licensing, royalties and other          323            75
                                               --------      --------
TOTAL COST OF REVENUES                           10,798         3,826
                                               --------      --------
GROSS PROFIT                                     12,588         6,636

OPERATING EXPENSES:
    Research and development                      4,676         3,361
    Sales and marketing                           2,853         1,916
    General and administrative                    1,292         1,252
    Unusual items                                14,154            --
                                               --------      --------
TOTAL OPERATING EXPENSES                         22,975         6,529
                                               --------      --------
OPERATING INCOME (LOSS)                         (10,387)          107

OTHER INCOME (EXPENSE):
      Interest and other income                   2,795         1,130
      Interest expense and other                    (42)         (104)
      Equity in income of affiliates                437           442
      Capital gain from realization
           of investments                        40,009            --
                                               --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES         32,812         1,575

Provision for income taxes                       17,403           393
                                               --------      --------
NET INCOME                                     $ 15,409      $  1,182
                                               ========      ========



NET EARNINGS PER SHARE:
     Basic                                     $   0.60      $   0.05
     Diluted                                   $   0.54      $   0.05
SHARES USED IN PER SHARE COMPUTATIONS:
     Basic                                       25,790        21,538
     Diluted                                     28,413        21,906


See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                             -----------------------
                                                                 2000          1999
                                                             ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  5,422      $    623

INVESTING ACTIVITIES
 Purchase of marketable securities and cash deposits          (21,674)      (39,331)
 Sale and maturity of marketable securities
    and cash deposits                                          18,212        12,049
 Purchases of equipment                                          (393)       (2,308)
 Proceeds from sale of investment - net                        27,498            --
 Cash acquired in acquisition of
    consolidated subsidiary                                       106            --
                                                             --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            23,749       (29,590)
                                                             --------      --------
FINANCIAL ACTIVITIES
 Sale of Common Stock for cash upon
   exercise of options and employee
   stock purchase plan                                          7,686           304
 Purchase of treasury stock                                        --        (2,710)
 Issue of Common Stock to investor                                 --        34,425
                                                             --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,686        32,019
                                                             --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $ 36,857      $  3,052
                                                             ========      ========
Non-cash investing and financing information:
Liabilities assumed in connection with asset acquisitions    $     --      $    500
                                                             ========      ========
Capitalized software acquisition in exchange
  for license sale                                           $     --      $  2,000
                                                             ========      ========


See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                    RETAINED
                                                                    EARNINGS
                                                     ADDITIONAL   (ACCUMULATED     TREASURY         TOTAL
  THREE MONTHS ENDED             COMMON     STOCK    PAID-IN        EARNINGS       STOCK AT     STOCKHOLDERS'
  MARCH 31, 2000                 SHARES     AMOUNT    CAPITAL      (DEFICIT)         COST          EQUITY
                               ------------------------------------------------------------------------------
Balance at December 31, 1999      12,671     $  12   $ 119,163       $ 64,782          $ --         $ 183,957
Net income                            --        --          --         15,409            --            15,409
   Comprehensive income               --        --          --             --            --            15,409
Issue of Common Stock, upon
   purchase of subsidiary            261        --      14,897             --            --            14,897
Exercise of Common Stock
   options by employees               14        --         296             --            --               296
Sale of Common Stock under
   employee stock purchase
   plan                              428         1       7,390             --            --             7,391
Stock split adjustment            13,069        13         (13)            --            --                --
                               ------------------------------------------------------------------------------
Balance at March 31, 2000         26,443      $ 26   $ 141,733       $ 80,191          $ --         $ 221,950
                               ------------------------------------------------------------------------------


THREE MONTHS ENDED
MARCH 31, 1999

                               ------------------------------------------------------------------------------
Balance at December 31, 1998       9,406      $  9   $  75,610       $ 12,129     $ (12,053)        $  75,695
Net income                            --        --          --          1,182            --             1,182
   Comprehensive income               --        --          --             --            --             1,182
Sale of Common Stock, net of
   issuance cost                   2,300         3      34,425             --            --            34,428
Exercise of Common Stock
   options by employees               10        --          --            (54)          172               118
Sale of Common Stock under
   employee stock purchase
   plan                               18        --          --           (107)          290               183
Purchase of treasury stock          (200)       --          --             --        (2,710)           (2,710)
                               ------------------------------------------------------------------------------
Balance at March 31, 1999         11,534      $ 12   $ 110,035       $ 13,150     $ (14,301)        $ 108,896
                               ------------------------------------------------------------------------------

                                 DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following ((in thousands)

                                                                          March 31,          December 31,
                                                                             2000                1999
                                                                      ---------------------------------------
Work-in-process                                                              $   30              $  169
Finished goods                                                                6,109               3,114
                                                                      ---------------------------------------
                                                                             $6,139              $3,283
                                                                      =======================================


NOTE C - NET EARNINGS PER SHARE

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

                                                                  Three Months Ended
                                                                       March 31,
                                                                2000               1999
                                                           ---------------    ---------------
Numerator:

  Net Income                                                  $ 15,409           $ 1,182

Denominator:

Weighted average number of shares of common stock
outstanding during the period used to compute basic
earning per share.......................................       25,790             21,538

Incremental shares attributable to exercise of
outstanding options (assuming proceeds would be used to
purchase treasury stock)................................        2,623                368
                                                           ---------------    ---------------
Weighted average number of shares of common
stock used to compute diluted earnings per share........       28,413             21,906
                                                           ===============    ===============
Basic net earnings per share............................        $0.60              $0.05
                                                           ===============    ===============
Diluted net earnings per share..........................        $0.54              $0.05
                                                           ===============    ===============

NOTE D - INVESTMENTS

The following is a summary of the held to maturity securities and cash deposits (in thousands):

                                                                          March 31,            December 31,
                                                                            2000                   1999

                                                                          --------               --------
         Obligations of states and
               political obligations                                      $ 92,106               $ 96,312
         Corporate obligations                                              33,144                 30,440
         Cash deposits                                                      18,805                 21,961
                                                                          --------               --------
                                                                          $144,055               $148,713
                                                                          ========               ========

         Amounts included in marketable
               Securities and cash deposits                               $144,055               $140,593
         Amounts included in
               cash and cash equivalents                                        --                  8,120
                                                                          --------               --------
                                                                          $144,055               $148,713
                                                                          ========               ========

At March 31, 2000 and at December 31, 1999, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended March 31, 2000 and 1999, were not significant. The amortized cost of held to maturity securities at March 31, 2000, by contractual maturities, is shown below (in thousands):


                                                                     Amortized Cost
                                                                     --------------
Due in one year or less                                                $  96,213
Due after one year to two years                                           47,842
                                                                       ---------
                                                                       $ 144,055
                                                                       =========

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 47% and 8% of total revenues for the three months ended March 31, 2000 and 1999, respectively. Revenues from one licensee accounted for 18% of total revenues for the three months ended March 31, 1999. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

In January 2000, we sold an additional 600,000 shares of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, an additional capital gain in the amount of $40.0 million. We currently own approximately 2.3 million of AudioCodes shares, which represents approximately 12% of the outstanding shares. The condensed consolidated statements of income for the three months ended March 31, 2000 and 1999 include equity gains of $437,000 and $442,000, respectively, in our investment in AudioCodes.

Voicepump, Inc.: Voicepump, Inc. ("Voicepump") is an US corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol
(VoIP). In March 2000, we acquired (1) approximately 1,960,250 shares of Common Stock of Voicepump from certain shareholders in exchange for approximately 261,000 shares of our Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of Voicepump Common Stock directly from Voicepump together with warrants to purchase up to 1,027,397 shares of Voicepump Common Stock at an exercise price of $4.866 per share within two years (of the issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of

$4.866 per share within three years (of the issuance of the warrant) for $5,000,000. The shares acquired from Voicepump and its shareholders (not including the shares issuable upon exercise of the warrants) represent approximately 73% of the outstanding shares of Voicepump. The condensed consolidated statements of income for the three months ended March 31, 2000 include no equity gains or losses in our investment in Voicepump. Our operation expenses include unusual items in the amount of $11.9 million related to the acquired in-process research and development which was written off.

NOTE H- STOCK DIVIDEND

On January 24, 2000, our Board of Directors declared a stock dividend whereby each holder of record of Common Stock on February 16, 2000 received one additional share of common stock for each share then owned. The stock dividend was paid on March 1, 2000.

NOTE I- STOCK SALES BY AN INVESTOR

In February 1999, we sold 4,600,000 shares of our Common Stock to Magnum Technologies, Ltd. ("Magnum"), an international investment fund, at a price per share of $7.50, for an aggregate sale price of $34.4 million. At the time of the sale, these shares represented 19.6% of our outstanding common stock. In February 2000, Magnum sold 929,000 shares of our Common Stock. Magnum now owns approximately 4.0 million our shares, which represents approximately 15.5% of our outstanding shares of Common Stock.

NOTE J -- ACQUISITIONS

 In the first quarter of 1999, we entered the wireless communication product market, which we believe to be synergistic with our existing markets. We acquired two integrated groups of engineers specializing in the design of integrated circuits for wireless communication. In addition, we acquired technology and products, including associated intellectual property, related to base band and RF for 900 Megahertz digital spread spectrum. In the first quarter of 2000 we have amortized $2.2 million, reflected the accelerated amortization of acquired assets and intangibles related to the 1999 acquisitions.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Our total revenues increased significantly to $23.4 million in the first quarter of 2000 from $10.5 million in the first quarter of 1999. The increase in the first quarter of 2000 compared to the same period in 1999 was due to our increased revenues from product sales, primarily due to the phasing in of our new line of D16K products in the second quarter of 1999. Our licensing and royalty revenues increased to $5.0 million in the first quarter of 2000 compared to $3.9 million in the same period of 1999 primarily due to a new licensee; OKI Electric Industry Co., Ltd., which licensed the TeakLite-REGISTERED TRADEMARK- DSP core.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 92% of our total revenues for the three months ended March 31, 2000 and 70% of our total revenues for the three months ended March 31, 1999. All export sales are denominated in U.S. dollars.

Revenues from a distributor, Tomen Electronics, accounted for 47% of our total revenues for the three months ended March 31, 2000 and 8% of our total revenues for the three months ended March 31, 1999. Revenues from one of our licensees accounted for 18% of total revenues for the first quarter of 1999.

GROSS PROFIT. Gross profit as a percentage of total revenues decreased to 54% in the first quarter of 2000 from 63% in the first quarter of 1999. The decrease in gross profit in the first quarter of 2000, was primarily due to an increase in product sales revenues, which typically generate a lower gross profit than licening revenues, as a percentage of total revenues. Product gross profit as a percentage of product sales increase slightly to 43% in the first quarter of 2000 from 42% in the first quarter of 1999. The Company managed to off-set the continued decline in average selling prices with a decrease in manufacturing costs, partially due to technological improvements.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased to $4.7 million in the first quarter of 2000 from $3.4 million in the first quarter of 1999. The increase was primarily due to our new research and development projects in connection with the existing new line of products the D16K and a new DL16K series. The expense increase was also attributed to an increase in research and development personnel as compared to the same period in 1999, and to higher levels of depreciation, due to our acquisition of research and development computers and lab equipment. Our research and development expenses as a percentage of total revenues were 20% in the three months ended March 31, 2000 and 32% in the three months ended March 1999. The decrease was attributed to our lower revenues in the first three months ended March 31, 1999, as compared with the same period in 2000.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased to $2.9 million from $1.9 million in the first quarter of 2000 as compared to the same quarter in 1999. Sales commissions increased in the first quarter of 2000 compared with the same period in 1999, due to higher sales. Salaries and fringe benefits increased in the first quarter of 2000 compared to the first quarter of 1999, primarily due to an increase in sales and marketing personnel. Our sales and marketing expenses as a percentage of total revenues was 12% in the three months ended March 31, 2000 and 18% in the three months ended March 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were approximately $1.3 million in both of the three months ended March 31, 2000 and March 31, 1999. These expenses as a percentage of total revenues decreased to approximately 6% in first three months of 2000, compared to 12% in the first three months of 1999. The decrease was attributed to our lower revenues in the first three months ended March 31, 1999, as compared with the same period in 2000.

UNUSUAL ITEMS. In the first quarter of 2000 we recorded two unusual expense items amounting to approximately $14.2 million. A write off amount of $11.9 million was recorded relating to the acquired in-process research and development in connection with the acquisition of approximately 73% of the outstanding shares of Voicepump, Inc. An expense of $2.2 million was recorded relecting the accelerated amortization of acquired assets and intangibles related to the 1999 acquisition of 900 MHz RF and baseband technology from Applied Micro Devices, Inc.

OTHER INCOME (EXPENSE). Interest for the three months ended March 31, 2000, compared to $1.1 million for the three months and other income and interest expense, net was $2.8 million ended March 31, 1999. The increase was primarily the result of higher levels of cash equivalents and marketable securities in 2000 as compared with 1999, as well as higher yields.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET. Equity in income (loss) of equity method investees, net was a $437,000 gain for the three months ended March 31, 2000 as compared to a $442,000 gain in the comparable period ended March 31, 1999.

CAPITAL GAIN. In January 2000, we sold 600,000 shares of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, a capital gain in the amount of $40.0 million. We currently own approximately 2.3 million of AudioCodes shares, which represents approximately 12% of the outstanding shares.

PROVISION FOR INCOME TAXES. In 2000 and 1999, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the three months ended March 31, 2000, we generated $5.4 million of cash and cash equivalents from our operating activities as compared to $623,000 during the three months ended March 31, 1999. This increase is mainly due to a significant increase in net income during the three months ended March 31, 2000 as compared to the previous period, as well as to the decrease of accounts receivable. These increases were offset by the increase of inventory and to the recognition of capital gain on the sales of the Audiocodes' shares, in the first three months of 2000.

INVESTING ACTIVITIES. We invest excess cash in short-term cash deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first three months of 2000, we purchased $21.7 million of investments classified as short-term cash deposits and marketable securities. In the same period, $18.2 million of investments classified as marketable securities matured. Our capital equipment purchases in the first three months of 2000, primarily of research and development software and computers, totaled $393,000.

FINANCING ACTIVITIES. During the three months ended March 31, 2000, we received $7.7 million upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In February 1999, we sold 4,600,000 new shares of our common stock to Magnum Technologies, Ltd., an international investment fund, for $7.5 per share, or an aggregate of $34.4 million. In February 2000, Magnum sold 929,000 shares of its holdings. Magnum now owns approximately 4.0 million our shares of Common Stock, which represents approximately 15.5% of our outstanding shares of common stock.

At March 31, 2000, our principal source of liquidity consisted of cash and cash equivalents deposits totaling $57.6 million and marketable securities and short-term cash deposits of $144.1 million. Our working capital at March 31, 2000 was $204.9 million.

We believe that our current cash, cash equivalent, cash deposits and marketable securities will be sufficient to meet our cash requirements through at least the next twelve months. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will consummate any such transactions. See "Factors Affecting Future Operating Results--There are Risks Associated with our Acquisition Strategy" for more detailed information.

YEAR 2000 READINESS

We were aware of the issues associated with the programming code in existing computer systems as the Year 2000 approached. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changed to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company could have been affected in some way.
Beginning in 1997, and continuing in 1998 and 1999, we utilized both internal and external resources to identify, correct or reprogram and test our systems for Year 2000 readiness. All reprogramming efforts, including testing, were completed by December 31, 1999. Our efforts included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. The costs incurred by us with respect to this project were not material. Throughout 1998 and 1999, we took steps to ensure that our products and services would continue to operate on and after January 1, 2000. We believe that our products being shipped today were Year 2000 ready and we have not received any notification to the contrary from customers. In addition, we received confirmations from our primary processing vendors that plans had been developed to address the processing of transactions in the Year 2000. We also communicated with suppliers and other third parties that do business with to coordinate Year 2000 readiness. We have not experienced any supply problems because of the year 2000 noncompliance problems with any of our vendors or suppliers.
Based upon the steps we have taken to address this issue and the progress to date, we believe that Year 2000 readiness expenses will not have a material adverse effect on our earnings. As a result of the year 2000 changeover, we know of no trend or event that could harm our business, financial condition and results of operations. However, we will continue to monitor our vendors manufacturing processors and the transactional based software for potential embedded year 2000 problems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at April 1, 2000.

FOREIGN CURRENCY RATE RISK. As nearly all of our sales and expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2000. We did not engage in foreign currency hedging activities during the three months ended March 31, 2000.

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

OUR AVERAGE SELLING PRICES CONTINUE TO DECLINE. We have experienced a decrease in the average selling prices of our IDT processors, but have to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

WE DEPEND ON THE IDT MARKET WHICH IS HIGHLY COMPETITIVE. Sales of IDT products comprise a substantial portion of our product sales. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products also would have a material adverse effect on our business, financial condition and results of operations. The 900 Mhz Digital Spread Spectrum RF and Base Band technology acquired in 1999 from AMD gave us a "cheap entry ticket" to this market. This technology is not state of the art and the company has noticed a trend of decreasing sales for the product models which are based on this technology. The company may not succeed in its development of new RF and Base Band models and those which are going to be developed may not be accepted by the market. Despite the recent success of development and sales of our DSP Cores, the market needs extensive R&D efforts in new technologies not currently owned by the company, and we may not succeed in developing such technologies in due time, which could effect our competitive position.

WE DEPEND ON INDEPENDENT FOUNDRIES TO MANUFACTURE OUR INTEGRATED CIRCUIT PRODUCTS. All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of foundry capacity to meet our needs in a timely manner. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our processors. Our revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of our wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations.

WE MAY NEED TO INCREASE OUR RESEARCH AND DEVELOPMENT EFFORTS TO REMAIN COMPETITIVE. The DSP Cores market is experiencing extensive efforts by some of ourcompetitors to use new technologies to manipulate the chip design programming toincrease the parallel processing of the chip. One such technology used is VeryLong Instruction Word (VLIW), which some of our competitors possess elements of,but which we do not possess at the present time. If such technology continues toimprove the programming processing of these chips, then we may need to furtherour research and development to obtain such technology to remain competitive inthe market.

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

In particular, our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2000, 123 of our 162 employees were located in Israel, including 85 out of 93 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's generally rate of inflation. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

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

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; RISKS OF INFRINGEMENT OF RIGHTS OF OTHERS. As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license the technology from AT&T. Other organizations including Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology. If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure you that licenses will be offered or that terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. We believe that the ultimate resolution of these matters will not harm our financial position, results of operations, or cash flows.

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

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.        OTHER INFORMATION

         On April 13, 2000, the Company amended its bylaws to provide that the authorized number of directors shall be not less than five (5) nor more than nine (9) and that the exact number of directors shall be seven (7) until changed, within the limits specified above, by the board of directors or by the stockholders.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  3.1      Bylaws (as amended 4/13/00)

                  27.1     Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

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

Date:  May 15, 2000