Form 10-Q
period 2000-06-30
DSP GROUP INC /DE/
filed 2000-08-14
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of August 31, 2000 there were 26,852,238 shares of Common Stock ($.001 par value per share) outstanding.

                                      INDEX

                                 DSP GROUP, INC.

                                                                                    Page No.
                                                                                    --------

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30, 2000
              and December 31, 1999...................................................3

         Condensed consolidated statements of income--Three and six months ended June 30, 2000 and 1999.....................................4

         Condensed consolidated statements of cash flows--Six
              months ended June 30, 2000 and 1999.....................................5

         Condensed consolidated statements of Stockholders' Equity--
              Three and six months ended June 30, 2000 and 1999.......................6

         Notes to condensed consolidated financial statements--
              June 30, 2000...........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation...............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................18

PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings........................................................19
Item 2.     Changes in Securities....................................................19
Item 3.     Defaults upon Senior Securities..........................................19
Item 4.     Submission of Matters to a Vote of Security Holders......................19
Item 5.     Other Information........................................................19
Item 6.     Exhibits and Reports on Form 8-K.........................................19

SIGNATURES ..........................................................................19

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                 DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                          JUNE 30,    DECEMBER 31,
                                                            2000         1999
                                                         -----------  ------------
                                                         (Unaudited)     (Note)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $  72,811    $  20,778
    Marketable securities and cash deposits               158,600      140,593
    Trade receivables, net                                 12,032       10,435
    Inventories                                             2,346        3,283
    Deferred income taxes                                   1,802        1,707
    Other accounts receivable and prepaid expenses          3,758        1,362
                                                        ---------    ---------
TOTAL CURRENT ASSETS                                      251,349      178,158

Property and equipment, at cost:                           17,122       16,230
    Less accumulated depreciation and amortization        (11,841)      (9,282)
                                                        ---------    ---------
                                                            5,281        6,948

Other investments, net of accumulated amortization         14,143       18,433
Other assets, net of accumulated amortization               4,133        1,250
Severance pay fund                                          1,573        1,390
                                                        ---------    ---------
TOTAL ASSETS                                            $ 276,479    $ 206,179
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade payable                                        $   4,404    $   6,079
   Other current liabilities                               20,324        8,332
                                                        ---------    ---------
TOTAL CURRENT LIABILITIES                                  24,728       14,411

LONG TERM LIABILITIES
    Accrued severance pay                                   1,664        1,431
    Deferred income taxes                                   6,380        6,380
    Minority interest                                       1,389         --

Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common Stock                                                27           12
   Additional paid-in capital                             144,845      119,163
   Retained earnings                                       97,446       64,782
                                                        ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                242,318      183,957
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 276,479    $ 206,179
                                                        =========    =========



Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                --------------------    --------------------
                                                  2000        1999       2000         1999
                                                --------    --------    --------    --------
REVENUES:
    Product sales                               $ 20,181    $ 12,673    $ 38,543    $ 19,195
    Licensing, royalties and other                 5,532       4,029      10,556       7,969
                                                --------    --------    --------    --------
TOTAL REVENUES                                    25,713      16,702      49,099      27,164

COST OF REVENUES:
    Cost of product sales                         11,727       7,148      22,202      10,899
    Cost of licensing, royalties and other           210          11         533          86
                                                --------    --------    --------    --------
TOTAL COST OF REVENUES                            11,937       7,159      22,735      10,985
                                                --------    --------    --------    --------
GROSS PROFIT                                      13,776       9,543      26,364      16,179

OPERATING EXPENSES:
    Research and development                       4,806       3,741       9,482       7,102
    Sales and marketing                            3,056       2,201       5,909       4,117
    General and administrative                     1,594       1,304       2,886       2,556
    Unusual items                                   --          --        14,154        --
                                                --------    --------    --------    --------
TOTAL OPERATING EXPENSES                           9,456       7,246      32,431      13,775
                                                --------    --------    --------    --------
OPERATING INCOME (LOSS)                            4,320       2,297      (6,067)      2,404

OTHER INCOME (EXPENSE):
     Interest and other income                     3,207       1,222       6,001       2,352
     Interest expense and other                      (39)        (78)        (80)       (182)
     Equity in income of affiliates                  703         575       1,140       1,017
     Minority interest in loss of subsidiary         148        --           148        --
     Minority gain in subidiary's stock issue       (100)       --          (100)       --
     Capital gain from realization
         of investments                           17,584      11,780      57,593      11,780
                                                --------    --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES          25,823      15,796      58,635      17,371

Provision for income taxes                         8,568       2,087      25,971       2,480
                                                --------    --------    --------    --------
NET INCOME                                      $ 17,255    $ 13,709    $ 32,664    $ 14,891
                                                ========    ========    ========    ========
NET EARNINGS PER SHARE:
     Basic                                      $   0.65    $   0.59    $   1.24    $   0.67
     Diluted                                    $   0.59    $   0.56    $   1.13    $   0.65
SHARES USED IN PER SHARE COMPUTATIONS:
     Basic                                        26,684      23,122      26,412      22,334
     Diluted                                      29,076      24,332      28,911      23,004



See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 13,740    $  2,261

 INVESTING ACTIVITIES

  Purchase of marketable securities and cash deposits        (63,825)    (39,395)
  Maturity of marketable securities
     and cash deposits                                        45,273      24,925
  Purchases of equipment                                        (894)     (3,999)
  Proceeds from sale of investment - net                      46,723       3,224
  Investment in subsidiary                                      --        (1,143)
  Cash acquired in acquisition of
     consolidated subsidiary                                     106        --

                                                            --------    --------
  NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES        27,383     (16,388)
                                                            --------    --------
  FINANCIAL ACTIVITIES
  Sale of Common Stock for cash upon
    exercise of options and employee
    stock purchase plan                                       10,800       1,910
  Purchase of treasury stock                                    --        (2,710)
  Issue of Common Stock to investor                             --        34,425
  Issuance of sharse to minority shareholders in
   consolidated subsidiaries                                     110        --
                                                            --------    --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   10,910      33,625
                                                            --------    --------
  INCREASE IN CASH AND CASH EQUIVALENTS                     $ 52,033    $ 19,498
                                                            ========    ========
Non-cash investing and financing information:
Liabilities assumed in connection with asset acquisitions   $   --      $    590
                                                            ========    ========
Capitalized software acquisition in exchange
  for license sale                                          $   --      $  2,000
                                                            ========    ========
Income tax liability from sale of investment                $  7,100    $   --
                                                            ========    ========

See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                      RETAINED
                                                                      EARNINGS
                                                       ADDITIONAL   (ACCUMULATED  TREASURY         TOTAL
THREE MONTHS ENDED               COMMON       STOCK     PAID-IN       EARNINGS    STOCK AT     STOCKHOLDERS'
JUNE 30, 2000                    SHARES       AMOUNT    CAPITAL      (DEFICIT)      COST         EQUITY
                               ---------    ---------  ----------   ------------  ---------    -------------

Balance at March 31, 2000         26,443    $      26   $ 141,733    $  80,191    $    --      $ 221,950
Net income                          --           --          --         17,255         --         17,255
   Comprehensive income             --           --          --           --           --         17,255
Exercise of Common Stock
   options by employees              351            1       3,112         --           --          3,113
                               ---------    ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2000          26,794    $      27   $ 144,845    $  97,446    $    --      $ 242,318
                               ---------    ---------   ---------    ---------    ---------    ---------

THREE MONTHS ENDED
JUNE 30, 1999                  -------------------------------------------------------------------------
Balance at March 31, 1999         11,534    $      12   $ 110,035    $  13,150    $ (14,301)   $ 108,896
Net income                          --           --          --         13,709         --         13,709
   Comprehensive income             --           --          --           --           --         13,709

Exercise of Common Stock
   options by employees             --           --           (57)        --           --            (57)
Sale of Common Stock under
   employee stock purchase
   plan                             --           --          --           --           --

Issue of treasury stock upon
   exercise of stock options         106         --           271         (342)       1,734        1,663
Purchase of treasury stock          --           --          --           --           --           --
                               ---------    ---------   ---------    ---------    ---------    ---------
Balance at June 30, 1999          11,640    $      12   $ 110,249    $  26,517    $ (12,567)   $ 124,211
                               ---------    ---------   ---------    ---------    ---------    ---------

SIX MONTHS ENDED
JUNE 30, 2000                  -------------------------------------------------------------------------
Balance at December 31, 1999      12,671    $      12   $ 119,163    $  64,782    $    --      $ 183,957
Net income                          --           --          --         32,664         --         32,664
   Comprehensive income             --           --          --           --           --         32,664
Issue of Common Stock, upon
   purchase of subsidiary            261         --        14,897         --           --         14,897
Exercise of Common Stock
   Options by employees              778            1      10,502         --           --         10,503
Sale of Common Stock under
   Employee stock purchase
   plan                               15            1         296         --           --            297
Stock split adjustment            13,069           13         (13)        --           --           --
                               ---------    ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2000          26,794    $      27   $ 144,845    $  97,446    $    --      $ 242,318
                               ---------    ---------   ---------    ---------    ---------    ---------

SIX MONTHS ENDED
JUNE 30, 1999                  -------------------------------------------------------------------------
Balance at December 31, 1998       9,406    $       9   $  75,610    $  12,129    $ (12,053)   $  75,695
Net income                          --           --          --         14,891         --         14,891
   Comprehensive income             --           --          --           --           --         14,891
Sale of Common Stock, net of
   issuance cost                   2,300            3      34,425         --           --         34,428
Exercise of Common Stock
   options by employees               10         --           (57)         (54)         172           61
Sale of Common Stock under
   employee stock purchase
   plan                               18         --          --           (107)         290          183
Issue of treasury stock upon
   exercise of stock options
Purchase of treasury stock           106         --           271         (342)       1,734        1,663
Purchase of treasury stock          (200)        --          --           --         (2,710)      (2,710)
                               ---------    ---------   ---------    ---------    ---------    ---------
Balance at June 30, 1999          11,640    $      12   $ 110,249    $  26,517    $ (12,567)   $ 124,211
                               ---------    ---------   ---------    ---------    ---------    ---------

                                 DSP GROUP, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following (in thousands)

                           June 30,          December 31,
                             2000                1999
                          ---------          ------------
Work-in-process             $ --               $  169
Finished goods               2,346              3,114
                            ------             ------
                            $2,346             $3,283
                            ======             ======


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

                                                  Three Months Ended        Six Months Ended
                                                        June 30                  June 30,
                                                   2000         1999         2000         1999
                                                 -------      -------      -------      -------
Numerator:
  Net Income                                     $17,255      $13,709      $32,664      $14,891

Denominator:

Weighted average number of shares of common
stock outstanding during the period used to
compute basic earning per share.............      26,684       23,122       26,412       22,334

Incremental shares attributable to exercise
of outstanding options (assuming proceeds
would be used to purchase treasury stock)..        2,392        1,210        2,499          670
                                                 -------      -------      -------      -------
Weighted average number of shares of common
stock used to compute diluted earnings per
share......................................       29,076       24,332       28,911       23,004
                                                 =======      =======      =======      =======
Basic net earnings per share...............      $  0.65      $  0.59      $  1.24      $  0.67
                                                 =======      =======      =======      =======
Diluted net earnings per share.............      $  0.59      $  0.56      $  1.13      $  0.65
                                                 =======      =======      =======      =======


NOTE D - INVESTMENTS

The following is a summary of the held to maturity securities and cash deposits (in thousands):

                                     June 30,    December 31,
                                       2000          1999
                                     --------    ------------
Obligations of states and
   political obligations             $ 81,903      $ 96,312
Corporate obligations                  61,093        30,440
Cash deposits                          66,831        21,961
                                     --------      --------
                                     $209,827      $148,713
                                     ========      ========
Amounts included in marketable
   Securities and cash deposits      $158,600      $140,593
Amounts included in
   cash and cash equivalents           51,227         8,120
                                     --------      --------
                                     $209,827      $148,713
                                     ========      ========

At June 30, 2000 and at December 31, 1999, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three and six months ended June 30, 2000 and 1999, were not significant. The amortized cost of held to maturity securities at June 30, 2000, by contractual maturities, is shown below (in thousands):

                                    Amortized Cost
                                    --------------
Due in one year or less              $131,312
Due after one year to two years        78,515
                                     --------
                                     $209,827
                                     ========

NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 49% and 50% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Additionally, product sales to one distributor accounted for 47% and 38% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

In January 2000, we sold 600,000 shares of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, an additional capital gain in the amount of $40.0 million. In June 2000, we sold an additional 250,000 shares of AudioCodes for approximately $19.2 million and recorded in the second quarter of 2000, an additional capital gain in the amount of $17.6 million. We currently own approximately 2.1 million of AudioCodes shares, which represents approximately 11% of the outstanding shares. The condensed consolidated statements of income for the three months ended June 30, 2000 and 1999 include equity gains of $703,000 and $575,000, respectively, in our investment in AudioCodes.

VoicePump, Inc.: VoicePump, Inc. ("VoicePump") is an US corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In March 2000, we acquired (1) approximately 1,960,250 shares of Common Stock of VoicePump from certain shareholders in exchange for approximately 261,000 shares of our Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump Common Stock directly from VoicePump together with warrants to purchase up to 1,027,397 shares of VoicePump Common Stock at an exercise price of $4.866 per share within two years (of the issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of

$4.866 per share within three years (of the issuance of the warrant) for $5,000,000. The shares acquired from VoicePump and its shareholders (not including the shares issuable upon exercise of the warrants) represent approximately 73% of the outstanding shares of VoicePump. In the second quarter of 2000 our investment in VoicePump was diluted due to exercise of warrants by a VoicePump shareholder to approximately 71% of the outstanding shares of VoicePump. The condensed consolidated statements of income for the three months ended June 30, 2000 include losses in our equity investment in VoicePump of approximately $545,000 and include the minority interest in those losses in the amount of $148,000. We also recorded in the second quarter of 2000 a loss of $100,000 which was the minority gain in VoicePump's stock issue. Our operation expenses include unusual items in the amount of $11.9 million related to the acquired in-process research and development which was written off in the first quarter of 2000.

NOTE H - STOCK DIVIDEND

On January 24, 2000, our Board of Directors declared a stock dividend whereby each holder of record of Common Stock on February 16, 2000 received one additional share of common stock for each share then owned. The stock dividend was paid on March 1, 2000.

NOTE I - CONTINGENCIES

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Our total revenues increased significantly to $25.7 million in the second quarter of 2000 from $16.7 million in the second quarter of 1999. Total revenues in the first half of 2000 increased to $49.1 million from $27.2 million in the same period in 1999. The increases in both three and six months ended June 30, 2000 compared to the same periods in 1999 were due to our increased revenues from product sales as well as license sales. Product sales increased primarily due to the strong demand of our D16K products and also due to the introduction of our new line of DL16K products in the first quarter of 2000. Our licensing and royalty revenues increased to $5.5 million in the second quarter of 2000 compared to $4.0 million in the same period of 1999 primarily due to three new licensees; the Atmel Corporation, the Marvell Technology Group Ltd. and the Orkit Communication Ltd. Royalty revenues increased in the first six months ended June 30, 2000 as compared to the same period in 1999.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 85% of our total revenues for the three months ended June 30, 2000 and 91% of our total revenues for the three months ended June 30, 1999. Additionally, these sales represented 88% of our total revenues for the six months ended June 30, 2000 and 83% of our total revenues for the six months ended June 30, 1999. All export sales are denominated in U.S. dollars.

Revenues from a distributor, Tomen Electronics, accounted for 49% and 50% of our total revenues for the three months ended June 30, 2000 and 1999, respectively. Additionaly, Tomen Electronics accounted for 47% and 38% of our total revenues for the six months ended June 30, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues decreased to 54% in the second quarter of 2000 from 57% in the second quarter of 1999. The decrease in gross profit in the second quarter of 2000, was primarily due to an increase in product sales revenues, which typically generate a lower gross profit than licening revenues, as a percentage of total revenues. Product gross profit as a percentage of product sales decrease slightly to 42% in the second quarter of 2000 from 44% in the second quarter of 1999. The Company managed to off-set the continued decline in average selling prices with a decrease in manufacturing costs, partially due to technological improvements.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased to $4.8 million in the second quarter of 2000 from $3.7 million in the second quarter of 1999. In the first half of 2000, research and development expenses increased to $ 9.5 million from $7.1 million in the first half of 1999. The increase in the first half of 2000 compared to the same period in 1999 was primarily due to increased research and development personnel to enforce our new research and development projects in connection with the existing new line of products the D16K and a new DL16K series. The expense increase was also attributed to higher levels of depreciation, due to our acquisition of research and development computers and lab equipment. Our research and development expenses as a percentage of total revenues were 19% in the three months ended June 30, 2000 and 22% in the three months ended June 1999. The decrease was attributed to our lower revenues in the three months ended June 30, 1999, as compared with the same period in 2000.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased to $3.1 million from $2.2 million in the second quarter of 2000 as compared to the same quarter in 1999. In the first six months ended June 30, 2000 sales and marketing expenses were $5.9 million compared with $4.1 million in the same period ended June 30, 1999. Sales commissions increased in the second quarter of 2000 compared with the same period in 1999, due to higher sales. Our sales and marketing expenses as a percentage of total revenues was 12% in the three months ended June 30, 2000 and 13% in the three months ended June 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $1.6 million in the three months ended June 30, 2000 and $1.3 million in the three months ended June 30, 1999. Additionally, in the first half of 2000 general and administrative expenses were $2.9 million compared to $2.6 million in the comparable period in 1999. These expenses in the second quarter of 2000 as a percentage of total revenues decreased to approximately 6% in second quarter of 2000, compared to 8% in the second quarter of 1999. The decrease was attributed to our lower revenues in the second quarter in 1999, as compared with the same period in 2000.

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

OTHER INCOME (EXPENSE). Interest and other income and interest expenses, net for the six months ended June 30, 2000 increased to $5.9 compared to $2.2 million for the six months ended June 30, 1999. The increase was primarily the result of higher levels of cash, cash equivalents, marketable securities and cash deposits in 2000 as compared with 1999, as well as higher yields.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET. Equity in income (loss) of equity method investees, net was a $703,000 gain for the three months ended June 30, 2000 as compared to a $575,000 gain in the comparable period ended June 30, 1999. In the first half of 2000 equity in income (loss) of equity method investees, net was $1.1 million gain, as compared with a $1.0 million gain in the same period in 1999. In the three months ended June 30, 2000 we recorded VoicePump's losses in results of operations in our statements of income of approximately $545,000 and included the minority interest in those losses in the amount of $148,000.

CAPITAL GAIN. In January 2000, we sold 600,000 shares of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, a capital gain in the amount of $40.0 million. In June 2000 we sold an addition 250,000 shares of AudioCodes for approximately $19.2 million and recorded in the second quarter of 2000, an additional capital gain in the amount of $17.6 million. We currently own approximately 2.1 million of AudioCodes shares, which represents approximately 11% of the outstanding shares.

PROVISION FOR INCOME TAXES. In 2000 and 1999, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the six months ended June 30, 2000, we generated $13.7 million of cash and cash equivalents from our operating activities as compared to $2.3 million during the six months ended June 30, 1999. This Increase is mainly due to a significant increase in net income during the six months ended June 30, 2000 as compared to the previous period as well as to the increase in the non-cash effect of amortization of in-process research and development costs. These increases were offset mainly by the recognition of capital gain on the sales of the Audiocodes' shares, in the first six months of 2000 compared with the same period in 1999.

INVESTING ACTIVITIES. We invest excess cash in short-term cash deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first six months of 2000, we purchased $63.8 million of investments classified as short-term cash deposits and marketable securities. In the same period, $45.3 million of investments classified as marketable securities matured. Our capital equipment purchases in the first six months of 2000, primarily of research and development software and computers, totaled $894,000.

FINANCING ACTIVITIES. During the six months ended June 30, 2000, we received $10.8 million upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan.

At June 30, 2000, our principal source of liquidity consisted of cash and cash equivalents deposits totaling $72.8 million and marketable securities and short-term cash deposits of $158.6 million. Our working capital at June 30, 2000 was $226.6 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at August 1, 2000.

FOREIGN CURRENCY RATE RISK. As nearly all of our sales and expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2000. We did not engage in foreign currency hedging activities during the three months ended June 30, 2000.

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

WE DEPEND ON THE IDT MARKET WHICH IS HIGHLY COMPETITIVE. Sales of IDT products comprise a substantial portion of our product sales. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for

IDT processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products also would have a material adverse effect on our business, financial condition and results of operations. The 900 Mhz Digital Spread Spectrum RF and Base Band technology acquired in 1999 from AMD gave us a "cheap entry ticket" to this market. This technology is not state of the art and the company has noticed a trend of decreasing sales for the product models which are based on this technology. The company may not succeed in its development of new RF and Base Band models and those which are going to be developed may not be accepted by the market. Despite the recent success of development and sales of our DSP Cores, the market needs extensive R&D efforts in new technologies not currently owned by the company, and we may not succeed in developing such technologies in due time, which could affect our competitive position.

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

In particular, our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2000, 124 of our 169 employees were located in Israel, including 85 out of 100 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Therefore, we are directly affected by the political, economic and military conditions to which Israel is subject.

Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's general rate of inflation. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1     Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.

(Registrant)

By   /s/ MOSHE ZELNIK
     --------------------------------------------------------------------
     Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:  August 14, 2000