Form 10-Q
period 2000-09-30
DSP GROUP INC /DE/
filed 2000-11-14
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                                               ------------------

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission File Number 0-23006
                                                -------

                                 DSP GROUP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                        94-2683643
                   --------                        ----------
     (State or other jurisdiction of    (I.R.S. employer identification number)
       incorporation or organization)

               3120 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA   95054
               -------------------------------------------------------
               (Address of Principal Executive Offices)      (Zip Code)

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

As of October 31, 2000 there were 27,087,435 shares of Common Stock ($.001 par value per share) outstanding.

                                      INDEX

                                 DSP GROUP, INC.



                                                                                  Page No.
                                                                                  --------


PART I.   FINANCIAL INFORMATION
--------------------------------

Item 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets--September 30, 2000
                  and December 31, 1999................................................3

          Condensed consolidated statements of income--Three and nine months ended September 30, 2000 and 1999................................4

          Condensed consolidated statements of cash flows--Nine
                  months ended September 30, 2000 and 1999.............................5

          Condensed consolidated statements of Stockholders' Equity --
                  Three and nine months ended September 30, 2000 and 1999..............6

          Notes to condensed consolidated financial statements--
                  September 30, 2000...................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................19

PART II.   OTHER INFORMATION
---------------------------------------------

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


SIGNATURES............................................................................20


PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                 DSP GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                SEPTEMBER 30,             DECEMBER 31,
                                                    2000                      1999
                                                  ---------                ----------
                                                 (Unaudited)                 (Note)


ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $ 45,617                  $  20,778
  Marketable securities and cash deposits           190,510                    140,593
  Trade receivables, net                             15,284                     10,435
  Inventories                                         2,718                      3,283
  Deferred income taxes                               1,802                      1,707
  Other accounts receivable and prepaid expenses      5,132                      1,362
                                                   --------                 ----------
 TOTAL CURRENT ASSETS                               261,063                    178,158

 Property and equipment, at cost:                    17,624                     16,230
   Less accumulated depreciation and amortization   (12,380)                    (9,282)
                                                   --------                 ----------
                                                      5,244                      6,948

Other investments, net of accumulated amortization   15,452                     18,433
Other assets, net of accumulated amortization         3,986                      1,250
Severance pay fund                                    1,719                      1,390
                                                   --------                 ----------
TOTAL ASSETS                                       $287,464                   $206,179
                                                   ========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade payables                                      $6,940                     $6,079
 Other current liabilities                           15,707                      8,332
                                                   --------                 ----------
TOTAL CURRENT LIABILITIES                            22,647                     14,411

LONG TERM LIABILITIES
 Accrued severance pay                                1,967                      1,431
 Deferred income taxes                                6,380                      6,380
 Minority interest                                    1,184                         --

Commitments and contingencies

STOCKHOLDERS' EQUITY:
 Common Stock                                            27                         12
 Additional paid-in capital                         149,285                    119,163
 Unrealized gain on marketable equity security          100                         --
 Retained earnings                                  105,874                     64,782
                                                   --------                 ----------
TOTAL STOCKHOLDERS' EQUITY                          255,286                    183,957
                                                   --------                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $287,464                   $206,179
                                                   ========                 ==========




Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)




                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                              ------------------------          ------------------------
                                                 2000         1999                 2000         1999
                                              ----------  -----------           ----------  ------------


REVENUES:
  Product sales                                $ 21,925       $18,279             $ 60,469      $ 37,474
  Licensing, royalties and other                  7,063         5,017               17,619        12,986
                                              ----------  -----------           ----------  ------------
TOTAL REVENUES                                   28,988        23,296               78,088        50,460
COST OF REVENUES:
  Cost of product sales                          12,623        10,646               34,825        21,545
  Cost of licensing, royalties and other            292            20                  824           106
                                              ----------  -----------           ----------  ------------
TOTAL COST OF REVENUES                           12,915        10,666               35,649        21,651
                                              ----------  -----------           ----------  ------------
GROSS PROFIT                                     16,073        12,630               42,439        28,809

OPERATING EXPENSES:
  Research and development                        5,553         3,900               15,035        11,002
  Sales and marketing                             3,189         2,391                9,098         6,508
  General and administrative                      1,761         1,257                4,647         3,813
  Unusual items                                      --            --               14,154            --
                                              ----------  -----------           ----------  ------------
TOTAL OPERATING EXPENSES                         10,503         7,548               42,934        21,323
                                              ----------  -----------           ----------  ------------
OPERATING INCOME (LOSS)                           5,570         5,082                 (495)        7,486

OTHER INCOME (EXPENSE):
  Interest and other income                       3,823         1,527                9,824         3,794
  Interest expense and other                        (51)          (65)                (131)         (162)
  Equity in income of affiliates                    724           669                1,864         1,686
  Minority interest in loss of subsidiary           205            --                  353            --
  Minority gain in subsidiary's stock issue          --            --                 (100)           --
Capital gain from realization of investments         --            --               57,593        11,780
                                              ----------  -----------           ----------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES         10,271         7,213               68,908        24,584

Provision for income taxes                        1,843         1,443               27,816         3,923
                                              ----------  -----------           ----------  ------------
NET INCOME                                       $8,428        $5,770             $ 41,092      $ 20,661
                                              ==========  ===========           ==========  ============

NET EARNINGS PER SHARE:
      Basic                                      $ 0.31         $0.24               $ 1.55        $ 0.90
      Diluted                                    $ 0.29         $0.22               $ 1.42        $ 0.85
SHARES USED IN PER SHARE COMPUTATIONS:
      Basic                                      26,932        24,080               26,576        22,922
      Diluted                                    28,927        26,368               28,916        24,292





See notes to condensed consolidated financial statements.

                                         DSP GROUP, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          (In thousands)



                                                                       NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                    -------------------------
                                                                       2000           1999
                                                                    ----------     ----------


 NET CASH PROVIDED BY OPERATING ACTIVITIES                          $   22,119      $   7,158

 INVESTING ACTIVITIES
  Purchase of marketable securities and cash deposits                 (117,792)       (60,894)
  Maturity of marketable securities
     and cash deposits                                                  67,330         37,711
  Purchases of equipment                                                (1,412)        (4,302)
  Proceeds from sale of investment - net                                39,623          3,224
  Investment in subsidiary                                                (485)        (1,241)
  Cash acquired in acquisition of
     consolidated subsidiary                                               106             --
                                                                    ----------     ----------
  NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                 (12,630)       (25,502)
                                                                    ----------     ----------
  FINANCIAL ACTIVITIES
  Sale of Common Stock for cash upon
    exercise of options and employee
    stock purchase plan                                                 15,240         11,743
  Purchase of treasury stock                                                --         (2,710)
  Issue of Common Stock to investor                                         --         34,425
  Issuance of shares to minority shareholders in
   consolidated subsidiaries                                               110             --
                                                                    ----------     ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                             15,350         43,458
                                                                    ----------     ----------

  INCREASE IN CASH AND CASH EQUIVALENTS                                $24,839       $ 25,114
                                                                    ==========     ==========
Non-cash investing and financing information:
Liabilities assumed in connection with asset acquisitions               $   --       $    590
                                                                    ==========     ==========
Capitalized software acquisition in exchange
  for license sale                                                      $   --        $ 2,000
                                                                    ==========     ==========
Unrealized gain on marketable equity security                           $  100        $    --
                                                                    ==========     ==========


See notes to condensed consolidated financial statements.

                                 DSP GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                     ADDITIONAL     RETAINED                    OTHER         TOTAL
                                 COMMON     STOCK     PAID-IN       EARNINGS     TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL     (ACCUMULATED   STOCK AT       INCOME        EQUITY
  THREE MONTHS ENDED                                                EARNINGS       COST
  SEPTEMBER 30, 2000                                               (DEFICIT)
                               ----------------------------------------------------------------------------------------


Balance at June 30, 2000          26,794      $ 27   $ 144,845       $ 97,446       $  --            $ --     $ 242,318
Net income                            --        --          --          8,428          --              --         8,428
Unrealized gain on
   marketable equity security         --        --          --             --          --             100           100
   Comprehensive income               --        --          --             --          --                         8,528
Exercise of Common Stock             247
   Options by employees                         --       4,084             --          --              --         4,084
Sale of Common Stock under
   Employee stock purchase            27        --         356             --          --                           356
   plan
                               ----------------------------------------------------------------------------------------
Balance at September 30, 2000     27,068      $ 27   $ 149,285      $ 105,874       $  --           $ 100     $ 255,286
                               ----------------------------------------------------------------------------------------

THREE MONTHS ENDED
    SEPTEMBER 30, 1999
                               ----------------------------------------------------------------------------------------
Balance at June 30, 1999          11,640      $ 12   $ 110,249       $ 26,517   $ (12,567)          $  --     $ 124,211
Net income                            --        --          --          5,770          --              --         5,770
   Comprehensive income               --        --          --             --          --              --         5,770
Sale of Common Stock under
   employee stock purchase            12        --           7             (7)        200                           200
   plan                                                                                --
Issue of treasury stock upon
   exercise of stock options         586        --       1,318         (1,184)      9,499              --         9,633
Purchase of treasury stock            --        --          --             --          --              --            --
                               ----------------------------------------------------------------------------------------
Balance at September 30, 1999     12,238      $ 12   $ 111,574       $ 31,096    $ (2,868)          $  --     $ 139,814
                               ----------------------------------------------------------------------------------------


NINE MONTHS ENDED
    SEPTEMBER 30, 2000
                               ----------------------------------------------------------------------------------------
Balance at December 31, 1999      12,671     $  12   $ 119,163       $ 64,782        $ --           $  --     $ 183,957
Net income                            --        --          --         41,092          --              --        41,092
Unrealized gain on
   marketable equity security         --        --          --             --          --             100           100
   Comprehensive income               --        --          --             --          --              --        41,192
Issue of Common Stock, upon
   purchase of subsidiary            261        --      14,897             --          --              --        14,897
Exercise of Common Stock                                                                                         14,587
   Options by employees            1,025         1      14,586             --          --              --
Sale of Common Stock under                                                                                          653
   Employee stock purchase plan       42         1         652             --          --              --
Stock split adjustment            13,069        13         (13)            --          --              --            --
                               ----------------------------------------------------------------------------------------
Balance at September 30, 2000     27,068      $ 27   $ 149,285      $ 105,874        $ --           $ 100     $ 255,286
                               ----------------------------------------------------------------------------------------
NINE MONTHS ENDED
    SEPTEMBER 30, 1999
                               ----------------------------------------------------------------------------------------
Balance at December 31, 1998       9,406      $  9     $75,610       $ 12,129    $(12,053)         $   --      $ 75,695
Net income                            --        --          --         20,661          --              --        20,661
  Comprehensive income                --        --          --             --          --              --        20,661
Sale of Common Stock, net of
   issuance cost                   2,300         3      34,425             --          --              --        34,428
  Exercise of Common Stock
   options by employees               22        --         (50)           (61)        372              --           261
  Sale of Common Stock under
   employee stock purchase            18        --          --           (107)        290              --           183
   plan
Issue of treasury stock upon
   exercise of stock options         692        --       1,589         (1,526)     11,233              --        11,296
Purchase of Treasury stock          (200)       --          --             --      (2,710)             --        (2,710)
                               -----------------------------------------------------------------------------------------
Balance at September 30, 1999     12,238      $ 12    $111,574       $ 31,096     $(2,868)          $  --     $ 139,814
                               -----------------------------------------------------------------------------------------



                                 DSP GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

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


                                                                        September 30,        December 31,
                                                                             2000                1999

                                                                      ---------------------------------------


Work-in-process                                                               $ 119               $ 169
Finished goods                                                                2,599               3,114
                                                                      ---------------------------------------
                                                                             $2,718             $3,283
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



                                                    Three Months Ended                       Nine Months Ended
                                                       September 30                             September 30,
                                                   2000             1999              2000              1999
                                               -------------     ------------     -------------    ----------------
Numerator:
  Net Income                                     $ 8,428           $ 5,770          $ 41,092          $ 20,661
Denominator:

Weighted average number of shares of common       26,932            24,080            26,576            22,922
stock outstanding during the period used to
compute basic earning per share..............
Incremental shares attributable to exercise        1,995             2,288             2,340             1,340
of outstanding options (assuming proceeds
would be used to purchase treasury stock)....
                                               -------------     ------------     -------------    ----------------
Weighted average number of shares of common       28,927            26,368            28,916            24,292
stock used to compute diluted earnings per
share........................................
                                               =============     ============     =============    ================
Basic net earnings per share.................      $0.31             $0.24             $1.55             $0.90
                                               =============     ============     =============    ================
Diluted net earnings per share...............      $0.29             $0.22             $1.42             $0.85
                                               =============     ============     =============    ================



NOTE D - INVESTMENTS

The following is a summary of the held to maturity securities and cash deposits (in thousands):


                                                                        September 30,        December 31,
                                                                            2000                1999
                                                                          --------            ---------


         Obligations of states and
               political obligations                                      $ 91,014             $ 96,312
         Corporate obligations                                              99,496               30,440
         Cash deposits                                                      36,318               21,961
                                                                          --------            ---------
                                                                          $226,828             $148,713
                                                                          ========            =========
         Amounts included in marketable
                Securities and cash deposits                              $190,510             $140,593
         Amounts included in cash and cash equivalents                      36,318                8,120
                                                                         ---------            ---------
                                                                          $226,828             $148,713
                                                                          ========            =========



At September 30, 2000 and at December 31, 1999, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three and nine months ended September 30,

2000 and 1999, were not significant. The amortized cost of held to maturity securities at September 30, 2000, by contractual maturities, is shown below (in thousands):



                                                              Amortized Cost
                                                              --------------

Due in one year or less                                             $111,847
Due after one year to two years                                      114,981
                                                              --------------
                                                                    $226,828
                                                              ==============


NOTE E - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F - SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 55% and 53% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Additionally, product sales to one distributor accounted for 50% and 45% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G - OTHER INVESTMENTS

Other investments are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

In January 2000, we sold 600,000 shares (pre-split 1:2) of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, an additional capital gain in the amount of $40.0 million. In June 2000, we sold an additional 250,000 shares (pre-split 1:2) of AudioCodes for approximately $19.2 million and recorded in the second quarter of 2000, an additional capital gain in the amount of $17.6 million. We currently own approximately 2.1 million (pre-split 1:2) of AudioCodes shares, which represents approximately 10% of the outstanding shares. The condensed consolidated statements of income for the three months ended September 30, 2000 and 1999 include equity gains of $724,000 and $669,000, respectively, in our investment in AudioCodes.

VoicePump, Inc.: VoicePump, Inc. ("VoicePump") is an US corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In March 2000, we acquired (1) approximately 1,960,250 shares of Common Stock of VoicePump from certain shareholders in exchange for approximately 261,000 shares of our Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump

Common Stock directly from VoicePump together with warrants to purchase up to 1,027,397 shares of VoicePump Common Stock at an exercise price of $4.866 per share within two years (of the issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of $4.866 per share within three years (of the issuance of the warrant) for $5,000,000. The shares acquired from VoicePump and its shareholders (not including the shares issuable upon exercise of the warrants) represent approximately 73% of the outstanding shares of VoicePump. In the second quarter of 2000 our investment in VoicePump was diluted due to exercise of warrants by a VoicePump shareholder to approximately 71% of the outstanding shares of VoicePump. The condensed consolidated statements of income for the three months ended September 30, 2000 include losses in our equity investment in VoicePump of approximately $736,000 and include the minority interest in those losses in the amount of $205,000. Our operation expenses include unusual items in the amount of $11.9 million related to the acquired in-process research and development which was written off in the first quarter of 2000.

Tomen Corporation: In September 2000, we invested approximately $485,000 (49.9 million Yen) in shares of our Japanese distributor's parent company, Tomen Corporation, as part of a long strategic relationship. Tomen Corporation's shares are traded on the Japanese stock exchange, and are recorded and accounted for in other assets on our balance sheets as marketable equity securities. The condensed consolidated balance sheets as of September 30, 2000 include unrealized gain on marketable equity securities of $100,000 in our investment in Tomen Corporation.

NOTE H- STOCK DIVIDEND

On January 24, 2000, our Board of Directors declared a stock dividend whereby each holder of record of Common Stock on February 16, 2000 received one additional share of common stock for each share then owned. The stock dividend was paid on March 1, 2000.

NOTE I- SUBSEQUENT EVENT-  REPURCHASE OF DSP GROUP COMMON
        STOCK

In March 1999, our Board of Directors authorized a new plan to repurchase up to an additional 1,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. In October and November, 2000, we repurchased 460,000 shares of our Common Stock at an average purchase price of $24.74 per share. The accumulated number of shares of Common Stock we have repurchased is 1,474,000 shares.

NOTE J- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. The rule will apply to all fiscal quarters of all fiscal years beginning after June
15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL REVENUES. Our total revenues increased significantly to $29.0 million in the third quarter of 2000 from $23.9 million in the third quarter of 1999. Total revenues in the first nine months of 2000 increased to $78.1 million from $50.5 million in the same period in 1999. The increases in both of the three and nine months ended September 30, 2000 compared to the same periods in 1999 were due to our increased revenues from product sales as well as license sales. Product sales increased primarily due to the strong demand of our D16K and DL16K. Our licensing and royalty revenues increased to $7.1 million in the third quarter of 2000 compared to $5.0 million in the same period of 1999 primarily due to three new licensees, of which two are: the Atmel Corporation and Legerity Inc. Royalty revenues increased in the first nine months ended September 30, 2000 as compared to the same period in 1999.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 83% of our total revenues for the three months ended September 30, 2000 and 94% of our total revenues for the three months ended September 30, 1999. Additionally, these sales represented 87% of our total revenues for the nine months ended September 30, 2000 and 45% of our total revenues for the nine months ended September 30, 1999. All export sales are denominated in U.S. dollars.

Revenues from a distributor, Tomen Electronics, accounted for 55% and 53% of our total revenues for the three months ended September 30, 2000 and 1999, respectively. Additionaly, Tomen Electronics accounted for 50% and 45% of our total revenues for the nine months ended September 30, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit as a percentage of total revenues increased slightly to 55% in the third quarter of 2000 from 54% in the third quarter of 1999. Product gross profit as a percentage of product sales was 42% in both the third quarter of 2000 and 1999. The Company managed to off-set the continued decline in average selling prices with a decrease in manufacturing costs, partially due to technological improvements.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses increased to $5.6 million in the third quarter of 2000 from $3.9 million in the third quarter of 1999. In the first three quarters of 2000, research and development expenses increased to $15.0 million from $11.0 million in the first three quarters of 1999, primarily due to increased research and development personnel to enforce our new research and development projects in connection with our line of products the D16K and DL16K series. The expense increase was also attributed to increased personnel associated due to our VoicePump acquisition. Our research and development expenses as a percentage of total revenues were 19% in the three months ended September 30, 2000 and 17% in the three months ended September 1999.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses increased to $3.2 million from $2.4 million in the third quarter of 2000 as compared to the same quarter in 1999. In the nine months ended September 30, 2000 sales and marketing expenses were $9.1 million compared with $6.5 million in the same period ended September 30, 1999. Sales and marketing expenses increased in the third quarter of 2000 compared to the third quarter of 1999 due to higher commissions on higher sales. Our sales and marketing expenses as a percentage of total revenues was 11% in the three months ended September 30, 2000 and 10% in the three months ended September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $1.8 million in the three months ended September 30, 2000 and $1.3 million in the three months ended September 30, 1999. Additionally, in the first nine months of 2000 general and administrative expenses were $4.6 million compared to $3.8 million in the comparable period in 1999. These expenses in the third quarter of 2000 as a percentage of total revenues increased to 6%, compared to 5% in the third quarter of 1999.

UNUSUAL ITEMS. In the first quarter of 2000 we recorded two unusual expense items amounting to approximately $14.2 million. A write off amount of $11.9 million was recorded relating to the acquired in-process research and development in connection with the acquisition of approximately 73% of the outstanding shares of Voicepump, Inc. An expense of $2.2 million was recorded reflecting the accelerated amortization of acquired assets and intangibles related to the 1999 acquisition of 900 MHz RF and baseband technology from Applied Micro Devices, Inc.

OTHER INCOME (EXPENSE). Interest and other income and interest expenses, net for the nine months ended September 30, 2000 increased to $9.7 compared to $3.6 million for the nine months ended September 30, 1999. The increase was primarily the result of higher levels of cash, cash equivalents, marketable securities and cash deposits in 2000 as compared with 1999, as well as higher yields.

EQUITY IN INCOME (LOSS) OF EQUITY METHOD INVESTEES, NET. Equity in income (loss) of equity method investees, net was a $724,000 gain for the three months ended September 30, 2000 as compared to a $669,000 gain in the comparable period ended September 30, 1999. In the first nine months of 2000 equity in income (loss) of equity method investees, net was $1.9 million gain, as compared with a $1.7 million gain in the same period in 1999. In the three months ended September 30, 2000 we recorded VoicePump's losses in results of operations in our statements of income of approximately $711,000 and included the minority interest in those losses in the amount of $205,000.

CAPITAL GAIN. In January 2000, we sold 600,000 shares (pre-split 1:2) of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, a capital gain in the amount of $40.0 million. In June 2000 we sold an addition 250,000 shares of AudioCodes for approximately $19.2 million and recorded in the second quarter of 2000, an additional capital gain in the amount of $17.6 million. We currently own approximately 2.1 million (pre-split 1:2) of AudioCodes shares, which represents approximately 10% of the outstanding shares.

PROVISION FOR INCOME TAXES. In 2000 and 1999, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months ended September 30, 2000, we generated $22.1 million of cash and cash equivalents from our operating activities as compared to $7.2 million during the nine months ended September 30, 1999. This increase is mainly due to a significant increase in net income during the nine months ended September 30, 2000 as compared to the previous period as well as to the increase in the non-cash effect of amortization of in-process research and development costs. These increases were offset mainly by the recognition of capital gain on the sales of the Audiocodes' shares, in the first nine months of 2000 compared with the same period in 1999.

INVESTING ACTIVITIES. We invest excess cash in short-term cash deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first nine months of 2000, we purchased $117.8 million of investments classified as short-term cash deposits and marketable securities. In the same period, $67.3 million of investments classified as marketable securities matured. Our capital equipment purchases in the first nine months of 2000, primarily research and development software and computers, totaled $1.4 million.

In September 2000, we invested approximately $485,000 (49.9 million Yen) in shares of Tomen Corporation, the parent company of our Japanese distributor, Tomen Electronics, as part of a long strategic relationship. Tomen's shares are traded on the Japanese stock exchange, and are recorded and accounted for in other assets on our balance sheets as marketable equity securities. The condensed consolidated balance sheets as of September 30, 2000 include unrealized gain on marketable equity securities of $100,000 in our investment in Tomen Corporation.

FINANCING ACTIVITIES. During the nine months ended September 30, 2000, we received $15.2 million upon the exercise of employee stock options and through purchases pursuant to the employee stock purchase plan. In October and November, 2000, we repurchased 460,000 shares of our Common Stock at an average purchase price of $24.74 per share, for an aggregate purchase price of approximately $11.4 million.

At September 30, 2000, our principal source of liquidity consisted of cash and cash equivalents deposits totaling $45.6 million and marketable securities and short-term cash deposits of $190.5 million. Our working capital at September 30, 2000 was $238.4 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at November 1, 2000.

FOREIGN CURRENCY RATE RISK. As nearly all of our sales and expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2000. We did not engage in foreign currency hedging activities during the three months ended September 30, 2000.

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

WE MAY NEED TO INCREASE OUR RESEARCH AND DEVELOPMENT EFFORTS TO REMAIN COMPETITIVE. The DSP Cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate the chip design programming to increase the parallel processing of the chip. One such technology used is VeryLong Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, then we may need to further our research and development to obtain such technology to remain competitive in the market.

WE DEPEND ON INTERNATIONAL OPERATION. We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

- unexpected changes in regulatory requirements;

- fluctuations in the exchange rate for the U.S. dollar;

- imposition of tariffs and other barriers and restrictions;

- burdens of complying with a variety of foreign laws;

- political and economic instability; and

- changes in diplomatic and trade relationships.

RISKS OF OPERATING IN ISRAEL.

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2000, 157 of our 213 employees were located in Israel, including 110 out of 132 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or expansion of our business.

Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Our results of operations may be negatively affected by the obligation of key personnel to perform military service. In addition, certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the Company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

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

ANY FUTURE PROFITABILITY MAY BE DIMINISHED IF TAX BENEFITS FROM THE STATE OF ISRAEL ARE REDUCED OR WITHHELD. The Company receives certain tax benefits in Israel, particularly as a result of the "Approved Enterprise" status of the Company's facilities and programs. To be eligible for tax benefits, the Company must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. The Company believes that it will be able to meet such conditions. Should the Company fail to meet such conditions in the future, however, it would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. There can be no assurance that such grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to the Company as a result of the Approved Enterprise status of the Company's facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on the Company's business, operating results and financial condition.

PROPOSED TAX REFORM. On May 4, 2000, a committee chaired by the Director General of the Israeli Ministry of Finance, Avi Ben-Bassat, issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals, and would also affect corporate taxation. In particular, the proposed reform would reduce, but not eliminate, the tax benefits available to approved enterprises such as ours. The proposed reform would also impose a capital gains tax on individuals on the sale of shares, unless the selling shareholder is entitled to benefits under a tax treaty. The Israeli cabinet has approved the recommendations in principle, but implementation of the reform requires legislation by Israel's Knesset. The Company cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take.

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

YEAR 2000 ISSUE. The "Year 2000 issue" refers to the use by many computer hardware and software systems of only two digits to represent the calendar year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. The Company believes it has taken all reasonable and prudent steps to protect its assets and operations from the impact of the Year 2000 Issue. To date there have been no known adverse effects on any of the Company's operations or offices. While the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company have been fully resolved. The Company believes that exposure to business disruption remains, but does not expect it would have a material impact on the Company's results of operations, liquidity and financial condition.

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

         None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.        OTHER INFORMATION

         In March 1999, the Board of Directors of the Company authorized a new plan to repurchase up to an additional 1,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 2,000,000 shares. In October and November, 2000, we repurchased 460,000 shares of our Common Stock at an average purchase price of $24.74 per share for a total purchase price of approximately $11.4 million. The accumulated number of shares of Common Stock we have repurchased is 1,474,000 shares.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  27.1     Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

By     /s/ MOSHE ZELNIK
   --------------------------------------------
Moshe Zelnik, Vice President of Finance, Chief Financial Officer
and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date:  November 14, 2000