Form 10-Q/A
period 2000-09-30
DSP GROUP INC /DE/
filed 2000-11-16
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                  AMENDMENT NO.1

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

                               Explanatory Note

       This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 is being filed to restate (1) the references to the number of shares authorized to be repurchased in Registrant's share repurchase program described in (a) Note I in the Notes to Condensed Consolidate Financial Statements contained in Part I, Item 1 and (b) Part II, Item 5, in each case in order to give effect to a two-for-one stock split (effected in March 2000) and (2) the references to our number of employees in Part I, Item 2 -- "Risks of Operating in Israel".
Part I, Items 1 and 2 and Part II, Item 5 are amended to read as follows and no other changes are being made to the Form 10-Q.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................19

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

NOTE I- SUBSEQUENT EVENT-  REPURCHASE OF DSP GROUP COMMON
        STOCK

In March 1999, our Board of Directors authorized a new plan to repurchase up to an additional 2,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 4,000,000 shares. In October and November, 2000, we repurchased 460,000 shares of our Common Stock at an average purchase price of $24.74 per share. The accumulated number of shares of Common Stock we have repurchased is 2,488,000 shares.

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

RISKS OF OPERATING IN ISRAEL.

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2000, 131 of our 174 employees were located in Israel, including 89 out of 104 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

         None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.        OTHER INFORMATION

         In March 1999, the Board of Directors of the Company authorized a new plan to repurchase up to an additional 2,000,000 shares of our Common Stock from time to time on the open-market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 4,000,000 shares. In October and November, 2000, we repurchased 460,000 shares of our Common Stock at an average purchase price of $24.74 per share for a total purchase price of approximately $11.4 million. The accumulated number of shares of Common Stock we have repurchased is 2,488,000 shares.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  27.1 Financial Data Schedule (included in Registrant's Form 10-Q filed with the Commission on November 14, 2000.

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

Date:  November 16, 2000