Form 10-K
period 2000-12-31
DSP GROUP INC /DE/
filed 2001-04-02
CIK 915778

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-23006

                                 DSP GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                     94-2683643
                   --------                     ----------
       (State or other jurisdiction of       (I.R.S. Employer
       incorporation and organization)       Identification No.)

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 30, 2001, as reported on the Nasdaq National Market, was approximately $301,818,790.00. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 30, 2001, the Registrant had outstanding 26,520,541 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-K Report. Portions of the Registrants definitive Proxy Statement to be filed subsequently relating to its 2001 annual meeting are incorporated herein by reference into Part III of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 2000 Annual Report and Proxy Statement are not deemed filed as part of this Report.

                                      INDEX
                                 DSP GROUP, INC.


                                                                                                               PAGE


PART I..........................................................................................................4

Item 1.  BUSINESS...............................................................................................4

Item 2.  PROPERTIES............................................................................................25

Item 3.  LEGAL PROCEEDINGS.....................................................................................25

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................25


PART II........................................................................................................25

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................25

Item 6.  SELECTED FINANCIAL DATA...............................................................................25

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................25

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE............................................25

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................25

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................26


PART III.......................................................................................................27

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................27

Item 11. EXECUTIVE COMPENSATION................................................................................27

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................27

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................27


PART IV........................................................................................................28

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................28


SIGNATURES.....................................................................................................33



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

                                     PART I

Item 1.    BUSINESS.

GENERAL BUSINESS

         DSP Group was incorporated as a corporation in the State of California in 1987 and reincorporated in the State of Delaware in 1994. DSP Group develops and markets products and technologies that perform digital signal processing
(DSP) -the electronic manipulation of digitized speech and other digital signals. DSP Group's products are used in a wide variety of telecom applications.

         Digital signal processing based solutions are more cost effective and provide a broader range of features than analog based solutions. Many applications, including digital cellular and wireless communications, broadband modems, Voice Over the Internet and digital audio/video, all use DSP techniques intensively.

         Our work in the field of DSP has yielded four synergetic product families:

               - Integrated Digital Telephony (IDT) family of chips, comprised of the following:

                  - SPEECH AND TELEPHONY. A highly integrated DSP based chip that handles telephony functions and advanced speech algorithms targeted for the telephony market.

                  - CORDLESS TELEPHONY. A 900 Megahertz / 2.4 Gigahertz Digital
                    Spread Spectrum chip set. The chip set is composed of a RF transceiver and a highly integrated DSP based chip. The DSP based chip combines three main functions into one chip: the wireless base band; speech processing; and telephony functions.

               - VOICE OVER PACKET. A DSP based, highly integrated speech processor targeted for the low to medium density Integrated Accesses Device (IAD), Residential gateway and IP telephony markets.

               - DSP CORES. Digital Signal Processor Cores is a family of programmable digital signal processors that, when combined with other hardware elements such as memory and input/output devices, forms a software enabled chip that is most targeted for specific applications.

               - TRUESPEECH(R). A family of proprietary speech compression algorithms.

DSP-BASED SPEECH AND TELEPHONY PROCESSORS

         DSP Group has developed two lines of speech and telephony processing chips: integrated digital telephony processors, which are designed for use in the consumer telephone market; and Voice over IP speech co-processors, which are designed for use in network telephony and video conferencing products. Both product lines are based upon our DSP core designs and incorporate our TrueSpeech speech compression algorithms.

         INTEGRATED DIGITAL TELEPHONY SPEECH PROCESSORS

         DSP Group's integrated digital telephony (IDT) speech processors are currently incorporated in over 90 models of featured phones from more than 40 different companies. These models are being sold in Europe, Japan and the United States.

         Our IDT speech processors are based on our PineDSPCore(R) and TeakLite DSPCore, which are more fully described below. Our integrated digital telephony speech processors use our TrueSpeech speech compression technology to provide the highest quality speech recording and playback. They incorporate the following speech and telephony technologies in various combinations:


- --------------------------------------------------------------------------------
              TECHNOLOGY                               DESCRIPTION
- --------------------------------------------------------------------------------
Triple Rate Coder(TM)                     Instructs the telephone answering
                                          system to decide automatically
                                          between better voice quality and
                                          longer recording time.
- --------------------------------------------------------------------------------
True Full-Duplex SpeakerPhone(TM)         Allows simultaneous two-way
                                          (full-duplex), hands-free operation of
                                          the telephone and suppresses and
                                          cancels acoustic  and electrical
                                          echoes.
- --------------------------------------------------------------------------------
G.723.1                                   Provides speech compression for Voice
                                          over IP and video conferencing over
                                          standard telephone lines.
- --------------------------------------------------------------------------------
Caller ID and Call Waiting Caller ID      Identifies to the party being called
                                          the telephone number of the calling
                                          party, whether or not the party being
                                          called is already engaged in another
                                          call.
- --------------------------------------------------------------------------------
Call Progress Tone Detection              Detects standard telephony signals
                                          during the progress of a telephone
                                          call.
- --------------------------------------------------------------------------------
DTMF Signaling                            Detects and generates touch
                                          tone (DTMF) signals that comply with
                                          telephone industry frequency
                                          standards.
- --------------------------------------------------------------------------------
Speech Prompts                            Provides the ability to stamp
                                          a message with a time and date and
                                          vocal operating instructions prompts.
- --------------------------------------------------------------------------------
Variable Speed Playback                   Permits playback of recorded speech at
(FlexiSpeech(R))                          different speeds without distorting
                                          the natural sound of the speech.
- --------------------------------------------------------------------------------
Voice Operated Switch (VOX)               Detects human speech and stops
(Smart-Vox(R))                            recording during periods of silence,
                                          thereby conserving available memory.
- --------------------------------------------------------------------------------
Alpha Least Cost Routing                  Automatically chooses from a number of
(LCR)/Super LCR                           telephone service providers in  order
                                          to select the lowest available rates.
- --------------------------------------------------------------------------------
Voice Recognition                         Allows a user to operate a telephone
                                          or answering machine device by giving
                                          voice commands.
- --------------------------------------------------------------------------------

         The first integrated digital telephony speech processors were introduced by DSP Group in 1989. Since then, we have shipped approximately
67 million units of speech processors to original equipment manufacturers
(OEMs), of which approximately 20 million were shipped in 2000. Our IDT speech processor sales accounted for approximately 70% of our total revenues in 2000.

         In 1999, we started the shipment of the D16000 family of fully integrated speech processors, which combine the components of a mixed signal system on a single chip. Each speech processor in the D16000 family contains a DSP core, converters that transform analog signals into digital signals and vice versa, and various signal amplifiers, all embedded on a single chip. In addition to implementing DSP algorithms, including data compression, caller ID and full-duplex speaker phone, these speech processors also perform tasks that would typically be handled by a separate central processing unit (CPU) chip. Our goal is for the D16000 processors to provide high value to telephony product vendors by eliminating the need for almost any other electronic components and thus reducing materials and manufacturing costs.

         In 2000, we developed the D36000 family of fully integrated speech processors based on our TeakLite Core, which can support two line telephony as well as cordless base band modems with low power usage. We anticipate that this product will enter to mass production deliveries in the second quarter of 2000.

         The following table presents the main features of the primary IDT speech processors that we currently offer:

                        DSP GROUP'S IDT SPEECH PROCESSORS


                                                     D36569      D16559       D6571       D6587
                                                   ---------     ------      ------      -------
     Process Geometry (microns)..............         0.25        0.45         0.5         0.5
     Minutes Record, 4 Mbit Memory...........        22-25,      22-25,       22-25,      22-25,
                                                     10,15       10,15        10,15       10,15
     Memory Type.............................        Flash       Flash        Flash       Flash
     DSP Core:                                      TeakLite      Pine        Pine        Pine
     Advanced Features:
       Speech Prompts........................         Yes         Yes          Yes         Yes
       Variable Speed Playback...............         Yes         Yes          Yes         Yes
       Full Duplex Speakerphone..............         Yes         Yes          Yes         Yes
       Caller ID and Call Waiting Caller ID           Yes         Yes          Yes         Yes
       Voice Recognition                               --          --          --          Yes
       System On Chip-included peripherals:
       Microcontroller.......................         Yes         Yes          --           --
       Line Codec ...........................         Yes         Yes          --           --
       Speaker Codec.........................         Yes         Yes          --           --
       Amplifiers............................         Yes         Yes          --           --

         CORDLESS TELEPHONY

         In the beginning of 1999, DSP Group acquired two integrated groups of engineers, one located in Israel and the other in the United States. These twenty-five engineers specialize in the design of integrated circuits for wireless communications. In addition, we acquired technology and products, including associated intellectual property, related to 900 Megahertz narrow-band cordless telephones (the transmissions between the handset and base unit of these telephones are at or near a frequency of 900 Megahertz) and 900 Megahertz spread spectrum cordless telephones (the transmissions between the handset and base unit of these telephones are "spread" in a pseudo-random pattern over a range of frequencies).

         In 2000, in anticipation of limited growth in the U.S. 900MHz spread spectrum market, DSP Group initiated development of a new line of cordless products to address this changing market. The line includes a low cost 900MHz digital chipset, a 2.4GHz frequency-hopping, spread spectrum, high power system (a method which uses fast channel switching to mitigate interference and improve performance) and a 2.4GHz multihandset system.

         The following table presents the main features of the cordless chipsets that we currently offer:

                   DSP GROUP'S IDT CORDLESS SPEECH PROCESSORS


                                                    900MHZ     900MHZ
                                                      DSS      DIGITAL
                                                    -------    -------
     Process Geometry baseband (microns).....         0.35       0.25
     RF Process                                     Bipolar    Bipolar
     Advanced Features:
       Digital Answering Machine.............          No         Yes
       Full Duplex Speakerphone..............          No         Yes
       Caller ID and Call Waiting Caller ID            No         Yes
       System On Chip-included peripherals:
       Line Codec ...........................         Yes         Yes
       Speaker Codec.........................          No         Yes
       Amplifiers............................         Yes         Yes
     Transmit power (mW)                              100          1
     Multihandset Capability                           No          No

VOICE OVER PACKET SPEECH CO-PROCESSORS

         Our Voice over Packet (VoIP, VoDSL) speech co-processors were developed for use in conjunction with other microprocessors to transmit voice-over-packet-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, xDSL links, cable networks and other data networks and combined data/voice networks. "Voice over IP" refers to the transmission of voice signals over networks using the Internet Protocol
(IP), which involves dividing the signals into numerous small data packets that are individually transmitted over the network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

         DSP Group has developed a family of TrueSpeech co-processors that integrate the various versions of TrueSpeech with important telephony capabilities. This product line is known as the CT8000 TrueSpeech Co-processor family. During 2000 we introduced to mass production the latest product in this line, our CT8022 device which has G723.1 and G729AB speech coders.

         In March 2000 DSP Group acquired approximately 73% of VoicePump, Inc., a company which specializes in speech coding and telecom algorithms for VoIP, VoDSL and other voice-over-packet applications developed for voice gateway, customer-oriented equipment manufacturers and broadband network providers. In March 2001, DSP Group exercised its option to acquire the remaining founders' shares of VoicePump, which is now a wholly-owned subsidiary of DSP Group.

         VoicePump plans to launch its first products in the VP100 family of products in the second half of 2001. The VP100 family of products is based on DSP Group TeakLite core processor, which includes an integrated set of peripherals optimized for VoDSL Integrated Access Device (IADs), VoIP and other packet voice applications. VoicePump plans to offer its current and future product lines as low cost efficient applications for both VoDSL and VoIP solutions.

         We anticipate that VoicePump's speech co-processors will take advantage of the G.723.1, a speech compression algorithm that has been incorporated into various international communications standards, which is more fully discussed below, to provide cost-effective, high quality speech compression. The following table sets forth other features of the Voice over IP speech co-processors that we currently offer or plan to offer during 2001:

               DSP GROUP'S VOICE OVER PACKET SPEECH CO-PROCESSORS


                                                      CT8022        VP110         VP120         VP140
                                                     --------     ---------     ---------      --------
Number of channels supported simultaneously             1             1             2             4
DSP Core....................................           Oak         TeakLite      TeakLite      TeakLite
Process Geometry (microns)..................           0.5           0.25          0.25          0.25
ITU-T Standard Speech Coders................         G.723.1,       G.726,        G.726,        G.726,
                                                     G.729AB       G.723.1,      G.723.1,      G.723.1,
                                                                   G.729AB       G.729AB       G.729AB
Analog Front-End integrated.................            --           Yes           Yes           Yes
Features:
 Full Duplex Speakerphone...................           Yes           Yes           Yes           Yes
 Variable Speed Message Playback............            --            --            --            --
 Full Duplex DSVD...........................           Yes           Yes           Yes           Yes
 Video Conferencing.........................           Yes           Yes           Yes           Yes
Internet Telephony..........................           Yes           Yes           Yes           Yes
 Line Echo cancellation G168................            No           Yes           Yes           Yes

         The following is a list of manufacturers and resellers whose products incorporate our devices:


                  VOIP, IDT & CORDLESS MANUFACTURERS AND RESELLERS

               Manufacturers                             Resellers
   -----------------------------------               ------------------
   Solectron               Panasonic                 Bell South
   Flextronics             Philips                   Doro
   CCT Telecom             CKT                       Radio Shack
   Daewoo                  Samsung                   France Telecom
   D&B Electronics         E-Lead                    GE
   Primatronix             Intech                    German Telecom
   Giant                   Sagem                     Loewe-Binatone
   HPF Ascom               Sony                      Southwestern Bell
   JVC                     Taifeng                   Belgacom
   Decktron                Thomson
   L.G. Electronics        Tiptel
   Cenixdigicom            Syhtech
   DIC                     Dyne
   Matra                   Uniden
   Maxon                   Diasonics

DSP CORES

         DSP Group has developed proprietary, programmable DSP core architectures and designs that provide low-power, high performance, cost-effective solutions for current and emerging digital signal processing applications. Our DSP cores are incorporated in our own family of speech and telephony, cordless, voice over packet and telephony processors and also are licensed to more than 60 entities, including Adaptec (now part of ST Micro), Atmel, DSP Communications (now part of Intel), Fujitsu,

Kawasaki, LSI Logic, Marvell, NEC, Oki, Seiko Epson, Samsung, Siemens/Infinion, Sony, Temic and Philips.

         Our SmartCores(TM) family is currently composed of five generations of fixed-point DSPs: PineDSPCore(R); OakDSPCore(R); TeakLite(R); Teak(R); and PalmDSPCore(R). By offering a range of performance, price and power consumption balances, our cores family addresses a wide range of applications, from low-end, high-volume applications, such as digital answering machines, hard disk controllers, low speed modems and Voice over IP terminals, to high performance applications such as third generation (3G) cellular communication devices, broadband modems, consumer multimedia and Voice over IP gateways.

         Our DSP core designs are currently licensed to a wide variety of licensees under more than 60 license agreements, including leading semiconductor companies such as Atmel, Fujitsu, Infineon, Intel, Kawasaki, LSI Logic, Mitsubishi, National Semiconductor, NEC, Oki, Philips, Samsung, Seiko-Epson and Sony.

         We believe the following to be the key benefits of our solution:

         - LOW POWER CONSUMPTION. Our cores have been designed to satisfy low power consumption requirements. Applications within the embedded DSP Group market either rely on batteries, such as cell phones and portable audio products, or are sensitive to power dissipation as in the case of telecommunications equipment (DSLAM or multi-channel voice gateways).

         - LOW COST. Our technology is designed to address the cost requirements for high volume, highly-competitive applications. Reduction of chip cost is achieved by reducing the overall physical size of the chip. Our technology contributes to this reduction by reducing the size of the programmable DSP core through careful selection of functions and mechanisms to be included within the core. We also reduce chip size by minimizing the memory size used for running a specific application. Through our DSP algorithms, we offer instruction sets suited for targeted applications and encode the instructions in a very condensed form. The instruction code density factor has recently gained more significance, as the emerging applications in our markets are major memory consumers.

         - FLEXIBILITY. Our architecture allows our licensees to differentiate their products while still taking advantage of the benefits of our "open architecture" designs. We license our technology as a "soft core," allowing each of our semiconductor licensees or system OEMs to take advantage of their respective manufacturing strengths. In addition, our architecture has flexible memory size, which enables our licensees to tailor the chip to include the specific memory size required for a targeted application.

         - PROGRAMMABLE SOLUTION. Our intellectual property allows our licensees to develop software-based, application-specific chips as opposed to a hard-wired implementation. A programmable solution allows our licensees to use the same IC design for several generations or variations of products, implementing these differentiations through software, thus shortening the time to market and reducing engineering costs. Additionally, a programmable solution allows for "field upgrades" of the chips, where software can be replaced through remote down-loading rather than through replacing the chip.

         - IMPROVING CUSTOMERS TIME TO MARKET. A typical design cycle for a semiconductor company can be lengthy and painful. Our technology shortens this design cycle and improves our customers overall time to market by addressing two of the main time-consuming stages of the design cycle: the process of porting the core design to physical hardware layout; and by providing ready-made software development environments for designing the software used in our core designs.

         - FOCUSED PRODUCT ROAD MAP OF HIGH-PERFORMANCE CORES. We have developed five generations of programmable DSP cores, which were designed to meet the performance, power consumption and cost requirements of the various applications within the embedded DSP market, and we intend to continue and enhance our cores and to design new cores to meet future market demands. Our family of cores offers broad selection of different price performance points, although each is designed for low power consumption, enabling the crafting of optimal balance of performance, cost and power efficiency. In addition, our latest DSP cores, the Teak and the PalmDSPCore, use advanced techniques of Instruction Level Parallelism--Single Instruction Multiple Data
           (SIMD) and Multiple Instruction Multiple Data (MIMD) allowing our cores to be embedded in high-performance applications such as telecommunications equipment (Multi-Channel Voice Gateways, DSLAM) and third generation cellular terminals.

         - SOFT CORE / FOUNDRY NEUTRAL. Our cores are "soft cores," which means that they include a complete software-based description of the circuits as well as simulation and verification data. This allows the licensee to create diversified versions of their embedded intellectual property solutions through the selection of different physical library vendors or silicon suppliers and allows our cores to be easily integrated across multiple semiconductor manufacturing processes with different geometry technologies. This manufacturing independence enables our customers to select any foundry vendor or semiconductor process to manufacture their designs.

         - OPEN ARCHITECTURE. Our SmartCore architecture is offered to a broad range of SoC manufacturers that provide solutions for system OEMs and has been adopted by leading worldwide semiconductor companies. Our architecture has been adopted by several different categories of companies that play a role in the design of advanced DSP-based systems. As a result, the system OEMs who are the consumers of our intellectual property enjoy the ability to choose multiple suppliers offering solutions based on our technology, and can leverage their buying power.

         - RESPONSIVENESS TO OUR CUSTOMERS NEEDS. We have accumulated experience in supporting and assisting customers to get into production in the fastest way. We train our licensees, provide them with detailed application notes, design examples and software libraries for their use in the design process. We continue to be responsive to our customer needs and implement changes to our solutions for the benefit of our licensees. Our development and support teams consist of experienced and highly-skilled engineers who enable us to provide a broad range of services and design aids.

         - TECHNOLOGY PARTNER NETWORK. We have established a network of independent third parties that provide services and technologies complementary to ours, including leading service companies such as Tality, EDA vendors such as Mentor, Synopsis and Cadence, Real Time Operating Systems (RTOS) vendors such as CMX, multi-core debugger vendors such as Allant (a subsidiary of ARM Holding) and DSP software companies such as Ensigma, Espico and Vocal Technologies. We believe that these third party partners offer existing and potential users of our technologies value-added solutions and help to establish our cores as an industry standard.

         - TIGHTLY COUPLED DEVELOPMENT TOOLS AND ARCHITECTURE. We believe that it is a great benefit for our licensees that we provide them with both the DSP cores and the related software development and hardware emulation tools to assist in product development. The close relationship between the DSP core architectures and the design development tools results in a design environment composed of optimized, code-efficient compilers as well as efficient and accurate hardware emulation prototypes, which we believe our customers prefer.

         With each new core we have developed, we have added features and enhanced overall performance. Our first core, the PineDSPCore, was released in 1992 and was developed for use in our IDT product line. It also gained success in other DSP applications, such as hard disk drive applications, and Voice Over IP phones. In 1994, we introduced our OakDSPCore, an enhanced version of the PineDSPCore that, among other things, achieves a higher processing speed through improved architecture and includes an advanced, more efficient instruction set. The OakDSPCore is especially well-suited for use in digital cellular phones, conventional modems, IP phones and portable audio. Algorithms that use the PineDSPCore instruction set also can be run on the OakDSPCore.

         In 1999, we introduced the TeakDSPCore. The TeakDSPCore is a family of two low power, low-cost cores: the TeakLite(TM) and the Teak(R). These cores were incorporated into two new methodologies known as "soft core" and "synthesizable core" which significantly simplifies and shortens the process of porting the design technology to the licensee's manufacturing process and technologies. The TeakLite takes advantage of the wide adoption of the OakDSPCore and offers the advantages of lower power and higher operating speeds over its predecessor. The Teak offers in addition to the TeakLite benefits, two (as opposed to one) arithmetic units functioning in parallel (Dual MAC), which improves the performance of a notable portion of the DSP application. The TeakDSPCore family is aimed at emerging applications in the digital cellular communications, including products implementing the Global System for Mobile communications (GSM), half-rate GSM, Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) standards. We also have targeted these cores for products implementing emerging digital audio standards and formats such as AC3 and MP3, as well as for Voice over IP gateways.

         In 1999, we also introduced the first version of our high performance PalmDSPCore. The PalmDSPCore is a family of three cores, with each core version intended for a different market segment. These cores are intended for a wide range of high performance applications, including third generation cellular communications, digital subscriber lines (DSL), VoIP gateways and consumer multimedia. The following table sets forth the primary features of each our SmartCores products:


                            DSP GROUP'S CORE DESIGNS

                                  PINEDSPCORE    OAKDSP CORE     TEAKLITE         TEAK       PALMDSPCORE
                                  -----------    -----------    ----------      --------    -------------
Data Word Length ..............     16 bit         16 bit         16 bit         16 bit     16/20/24 bit
Design Methodology.............      Hard           Hard           Soft           Soft      Soft
Architecture...................    Single MAC    Single MAC     Single MAC      Dual MAC     Dual MAC &
                                                                                             Instruction
                                                                                                Level
                                                                                             Parallelism
Program address space..........    64Kwords       64kwords       64Kwords       4Mwords       16Mwords
Program word size..............     16 bit         16 bits        16 bit         16 bit       16/32 bit

         In addition to incorporating our DSP core designs in our speech and telephony processors, we also license them to third parties together with our advanced software development tools, so that these licensees can incorporate our DSP core designs into their semiconductor chip products. These licenses are generally granted in exchange for a license fee payment, a support fee and a royalty. The license fee is generally recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed on determinable and collectability is probable. The monthly support fee is typically paid for a period of one or two years, and recognized during that period and ongoing per-unit royalties based on the number of units of products containing the core that are shipped by the licensee. Non refundable payment on account of future royalties from similar agreements are recognized upon payments, provided no future obligation exists. The timing and amount of royalties that we receive from our core licensees depends on the timing of each licensee's product development and the degree of market acceptance of each licensee's products, neither of which are within our control. In 2000, 12 licensees shipped products utilizing these cores, an increase over the previous year.

         The following is a partial list of companies who have licensed our DSP core designs and representative applications for which they use our DSP core designs:


                            DSP CORE DESIGN LICENSES

             LICENSEES                           REPRESENTATIVE APPLICATIONS
- -----------------------------------          -----------------------------------
Atmel                                        ASIC, Communications
DSP Communications
(a subsidiary of Intel)                      Digital Cellular Telephones
Fujitsu                                      ASIC, ADSL, Communications
Hyundai                                      ASIC, Audio, Communications
Infineon                                     Communications; Wireless
Kawasaki                                     ASIC, Communications
Kenwood                                      Audio Products
Legerity                                     Communications
LSI Logic                                    ASIC, DAB, Servo, Cellular
Marvell                                      Data Storage
Mitel                                        ASIC, Cellular, VoIP
Mobilink                                     Cellular
National Semiconductor                       Communications
NEC                                          ASIC, Communications
Oki                                          Communications, Modems, VoIP
Philips Semiconductors                       ASIC, Communications, Audio, Wireless
ROHM                                         ASIC, Communications
Samsung                                      ASIC, Communications and Multimedia
Seiko-Epson                                  ASIC, Communications
Sony                                         Multimedia; Audio; Servo
ST Microelectronics                          Disk Drives
TDK Semiconductor                            Modems
TEMIC                                        DAB, Communications
Tioga                                        ADSL
Xemics                                       Low Voltage applications
Adaptec                                      Disk Drives

         In 2000, the number of our core licensees increased as a result of several contracts signed for our newest products, TeakLite, Teak and PalmDSPCore. Prior to 1999, most of our licensees licensed our cores for the cellular market. In 2000, the PalmDSPCore was selected by leading companies as the platform for the xDSL (full-rate and G.Lite) market as well as for third generation cellular products.

TRUESPEECH PRODUCTS

         TrueSpeech is a family of high-quality, cost-effective speech compression technologies based on complex mathematical algorithms that are derived from the way airflow from the lungs is shaped by the throat, mouth and tongue during speech. This shaping of bursts of air is what the ear interprets as speech. TrueSpeech converts these sounds into digital data and then selectively eliminates and enhances certain sound data to replicate human speech.

         Originally developed for consumer telephone applications, we have also enhanced our TrueSpeech products for use in the computer telephony and Voice over IP markets. We have both incorporated our TrueSpeech technology into our speech and telephony processors and as well as offer licenses of TrueSpeech to computer telephony, personal computer and Voice over IP companies for inclusion in their products.

         Our TrueSpeech technology has become one of the leading digital speech compression solutions in several markets. In the personal computer market, Microsoft has incorporated one of our TrueSpeech algorithms in its Windows 95, Windows 98 and NT products. In February 1995, the International Telecommunications Union established its G.723.1 standard for low bit rate speech compression, which incorporates the TrueSpeech 6.3 and 5.3 algorithms. In March 1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the G.723.1 standard as a default low bit rate audio compression technology for all voice transmissions over the Internet and for conferencing products conforming to the International Telecommunication Union's H.323 standard for packet-based multimedia communication systems.
G.723.1 is also part of the International Telecommunication Union's H.324 standard for video conferencing over standard telephone lines. Since its adoption and endorsement by the International Telecommunications Union and the International Multimedia Teleconferencing Consortium, the G.723.1 standard has gained considerable momentum in the video and audio conferencing industry.

         We believe that the principal advantages of TrueSpeech, as compared with other currently available digital speech compression technologies, are as follows:

         - INDUSTRY ACCEPTANCE AND FIELD PROVEN. As described above, a TrueSpeech algorithm, the G.723.1, was adopted as a standard by the International Telecommunications Union and was recommended as the a default speech algorithm for Voice over IP by the International Multimedia Teleconferencing Consortium. This encourages broad usage of the algorithm, especially in Voice over IP and video conferencing applications.

         - HIGH QUALITY SPEECH. Another advantage of TrueSpeech is that it reproduces high quality speech playback with minimum distortion by selectively eliminating nonessential and background sound data without significant loss of speech quality. Our TrueSpeech technology has received high scores for speech quality from a number of independent evaluators. For example, TrueSpeech scored the highest on the ITU's test used to numerically rate the quality of the five competing speech compression algorithms submitted for adoption as the
           G.723.1 standard for video telephones. In independently conducted tests performed by Dynastat, Inc., a company specializing in the performance evaluation of voice communication systems, TrueSpeech 6.3 received a mean opinion score of 3.98, while regular telephone quality being based upon a mean opinion score of 4.0.

         - COST EFFECTIVENESS. TrueSpeech's ability to achieve high speech compression with lower computational complexity provides it with a competitive cost advantage. For example, competing speech compression algorithms evaluated by the ITU use 20% to 50% more computing power for the same compression and transmission rates, and require more memory for storage and operation. Consequently, these competing speech compression algorithms require larger, more expensive DSPs and result in higher cost solutions than those based on our technologies.

         Our TrueSpeech licensees include, among others, Analog Devices, Cirrus Logic, Creative Labs, Dialogic, IBM, Intel, Microsoft, Philips,
Siemens/Infinion, Smith Micro, Texas Instruments, Unisys, US Robotics, Winbond and White Pine Software. In addition, we have ported our TrueSpeech algorithms to certain DSP platforms offered by Analog Devices, Motorola and Texas Instruments, three leading merchant vendors of programmable DSP chips.

SALES, MARKETING AND DISTRIBUTION

         We market and distribute our products through our direct sales and marketing organization, as well as through a network of distributors and independent manufacturers' representatives. A marketing and sales team located in our headquarters in Santa Clara, California and in Israel pursues business with our customers in North America and closely monitors new markets, trends and customer needs to shape our strategic decisions. In Japan, we operate from a marketing and support office in Tokyo and through Tomen Electronics, a local distributor. In the rest of Asia, we operate through sales representatives in China, Hong Kong, India, South Korea and Taiwan. To handle sales and distribution in Europe, we operate a marketing and support office located in France and have sales representatives in Denmark, Germany, Israel, Spain, Sweden and the United Kingdom. Our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration could harm our business, financial condition and results of operations.

         Sales to Tomen Electronics comprised 52% of our total revenues in 2000, 47% in 1999 and 45% in 1998. Export sales accounted for 85% of our total revenues in 2000, 97% in 1999 and 95% in 1998. Due to our export sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. All of our export sales are denominated in United States dollars. See Note 5 of the Notes to Consolidated Financial Statements of our Annual Report to Stockholders for the year ended December 31, 2000, for a summary of our operations within various geographic areas.

MANUFACTURING AND DESIGN METHODOLOGY

         Since our products are based on our proprietary DSP core designs, which are not dependent upon a particular foundry's library cells, these products can be manufactured at a number of independent foundries. Accordingly, all of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors from Taiwan Semiconductor Manufacturing Company, Sony and UMC. Under non-exclusive agreements, these independent foundries normally provide us with either finished, packaged and tested speech processors at variable prices depending on the volume of units purchased or as sorted good wafers. We customarily pay for fully-tested products meeting predetermined specifications. To ensure the integrity of quality assurance procedures, we develop detailed testing procedures and specifications for each product and require each foundry to use these procedures and specifications before shipping us finished products.

         We intend to continue to use independent foundries to manufacture digital speech processors, cordless devices and other products for the consumer telephone and computer telephony markets. To obtain an adequate supply of finished wafers in the future, we are considering various alternative production sites. Our reliance on independent foundries involves a number of risks, including the foundries' ability to achieve acceptable manufacturing yields and their allocation of sufficient capacity to us to meet our needs. In addition, foundries in Taiwan produce a significant portion of our wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations.

         In addition to our speech processors, our IDT speech processor products require an external component in the finished product to provide analog random access memory circuits (ARAMs) and flash memory that are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations.

COMPETITION

         The markets in which we operate are extremely competitive and we expect that competition will increase in the future. In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Our future prospects will depend greatly on our ability to successfully develop and introduce new products that are responsive to market needs. We cannot assure you that we will be able to successfully develop or market any of these products.

         The principal competitive factors in the IDT speech processors market include price, speech quality, compression ratio, value-added features (such as variable speed message playback and speakerphone), the level of mixed-signal integration, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to each of these factors. Our principal competitors in the IDT market include Agere, Macronix, Philips, Sanyo, Siemens/Infinion and Toshiba.

         The principal competitive factors in the cordless telephony market include price, system integration level, range, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Conexant, National Semiconductor, Philips and Siemens/Infinion.

         The principal competitive factors in the Voice over Packet market include price, system integration level, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the Voice over Packet market include TI/Telogy, Virata and Ishoni.

         The principal competitive factors in the DSP core designs market for high volume, low cost applications include such features as small size, low power, flexible I/O blocks and associated development tools. Our DSP core designs compete with companies such as LSI Logic and Siemens/Infinion, which license DSP platforms, and companies such as Analog Devices, Agere, Motorola, and Texas Instruments, which sell their own complete general purpose DSP solutions.

         Several digital speech compression technologies exist and are currently being developed that may be promoted by competitors as industry standards for the computer telephony and personal computer markets. Our TrueSpeech algorithms compete with ADPCM, and the speech compression technologies used in the GSM and VSELP protocols, each of which is available in the public domain. There are many versions of these algorithms that have been developed by different parties, including AT&T, which has been actively involved in the development of GSM protocols, and Motorola, which developed the original VSELP protocols. Although TrueSpeech has achieved a degree of acceptance in the computer telephony, personal computer and VoIP markets, ADPCM and the speech compression technologies for the GSM and VSELP protocols are widely used in the development and implementation of new products in the telephony industry. In addition, other advanced speech compression algorithms have been introduced by competitors that offer compression ratios comparable to or higher than the TrueSpeech algorithms. Large companies, such as AT&T, Creative Labs, Motorola and Rockwell, have speech processing technologies that can be applied to speech compression for use in the same markets for which our products are targeted.

         Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and expect to continue to experience increased competitive pricing pressures for our IDT processors. We were able to offset price reductions which occurred during 2000 through manufacturing cost reductions and by achieving a higher level of integration in our products and by combining other functions, which used to be part of separate chips, into our DSP Group chips. However, we cannot assure you that we will be able to further reduce product costs, or be able to compete successfully as to price or any other of the key competitive factors in the future.

RESEARCH AND DEVELOPMENT

         We believe that continued timely development and introduction of new products is essential to maintain our competitive position. We currently conduct most of our product development in our facilities and at December 31, 2000 had a staff of 135 research and development personnel, of which 102 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $20.9 million in 2000, compared with $15.4 million in 1999, on research and development activities.

RELATIONSHIPS WITH AFFILIATED COMPANIES

AUDIOCODES, LTD.

         AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing hardware and software products that enable simultaneous transmission of voice and data over networks including the Internet, ATM and frame relay. DSP Group acquired approximately 35% of the outstanding stock of in AudioCodes in two separate transactions in 1993 and 1994. In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of DSP Group and, as a result, DSP Group's equity ownership interest in AudioCodes was diluted from 35% to approximately 29%. DSP Group was also granted an option to purchase up to an additional 5% of the outstanding stock of AudioCodes under certain conditions.

         DSP Group accounts for its ownership in AudioCodes using the equity method. DSP Group's original investment in AudioCodes included the excess of purchase price over net assets acquired (approximately $1,907,000 at the date of purchase), which was attributed to developed technology to be amortized over seven years. The private placement by AudioCodes in July 1997 was at a price per share greater than DSP Group's then current investment in AudioCodes. As a result, even though DSP Group's ownership interest decreased from 35% to 29%, DSP Group's proportionate share of the net assets of AudioCodes increased from $816,000 to $1,481,000 at the date of the private placement. This increase in DSP Group's proportionate share of the net assets of AudioCodes reduced the remaining unamoritized excess of purchase price over net assets acquired from $1,080,000 to $415,000 as of the date of the private placement.

         In May 1999, DSP Group exercised its option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.2 million. In the same month AudioCodes completed its initial public offering (IPO) and is now listed on the Nasdaq SmallCap Market under the symbol AUDC. In its IPO, AudioCodes issued 7.0 million shares at a price of $7.00 per share. As a result, DSP Group recorded in "Financial and Other income (expense)" in its consolidated statements of income for 1999 a one-time capital gain in the amount of $11.8 million. This amount was comprised of a $9.4 million gain from the sale of AudioCodes' stock to the public in the IPO and a $2.5 million gain from the sale of approximately 496,000 AudioCodes shares to the underwriters, to cover their over-allotment option. The gross proceeds to DSP Group from the sale of some of our AudioCodes shares was approximately $3.2 million. In October 1999, AudioCodes successfully concluded a follow-on public offering of 6 million shares at a price of $20.50 per share. In the follow-on, AudioCodes issued and sold 3.0 million shares and an additional 3.9 million shares were sold by shareholders, of which approximately 2,138,000 shares were sold by DSP

Group in two separate transactions. The gross proceeds to DSP Group from these transactions were approximately $42.8 million, and we recorded as additional capital gain in the amount of $47.1 million. This amount was comprised of a $10.8 million gain from the increase in audio net asset value in the public offering and $36.3 million gain from our sale of approximately 2,138,000 AudioCodes shares. As of December 31, 1999, DSP Group a amortized all the remaining portion of the excess of purchase price over net assets.

         In January 2000, DSP Group sold an additional 1,200,000 shares of AudioCodes for approximately $43.8 million and recorded an additional capital gain in the amount of $40.0 million in the first quarter of 2000. In May 2000, DSP Group sold an additional 500,000 shares of AudioCodes for approximately $19.2 million and recorded an additional capital gain in the amount of $17.6 million in the second quarter of 2000. In December 2000, DSP Group purchased in the open market 300,000 shares of AudioCodes stock for approximately $4.9 million. This transaction created an excess of purchase price over net assets acquired (approximately $3,745,000 at the date of purchase), which was attributed to developed technology to be amortized over seven years. As of December 31, 2000, DSP Group held 4.45 million shares of AudioCodes common stock, which represented approximately 11% of the outstanding shares of AudioCodes. DSP Group's equity in the net income of AudioCodes was $2,644,000 in 2000, $2,475,000 in 1999, and $125,000 in 1998.
All shares and per share numbers with respect to AudioCodes have been adjusted to reflect the 2 for 1 Stock Split effected as a stock dividend by AudioCodes in October 2000. As of December 31, 2000, the fair market value of DSP Group's investment in AudioCodes was approximately $60.4 million.

APTEL LTD. AND NEXUS TELECOMMUNICATIONS SYSTEMS LTD.

         In July 1996, DSP Group invested in Aptel Ltd. ("Aptel"), which is located in Israel. DSP Group accounted for its investment in Aptel using the equity method of accounting. DSP Group's equity in the net losses of Aptel, including amortization of related intangibles, was $408,000 in 1997. As of June 30,1997, DSP Group had fully written-off its investment in Aptel.

         In December 1997, Aptel's shareholders, including DSP Group exchanged their shares in Aptel for ordinary shares of Nexus Telecommunications Systems Ltd. ("Nexus"). Nexus is an Israeli company whose shares are registered and traded on the Nasdaq SmallCap Market under the symbol NXUSF. In October 1997, DSP Group invested $176,000 in a convertible debenture in Aptel which was converted into ordinary shares of Aptel prior to the closing of the Nexus transaction. DSP Group received approximately 297,000 ordinary shares of Nexus in the exchange transaction for these shares, which represented approximately 3% of the outstanding shares in Nexus. DSP Group's basis in the Nexus stock received is $176,000. At December 31, 1997, DSP Group's investment in Nexus was presented in DSP Group's consolidated balance sheet at the market value of $1,226,000, with the unrealized gain of $1,050,000 recorded as other comprehensive income, as a separate component of stockholder's equity. In April 1998, DSP Group sold all of its Nexus shares in a private transaction for approximately $1.3 million and realized a pre-tax gain on marketable equity securities of approximately $1.1 million, which is included under "Financial and Other income (expense)" in DSP Group's consolidated statements of income for 1998.

ACQUISITION OF VOICEPUMP, INC.

         VoicePump, Inc. ("VoicePump") is a US corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In March 2000, DSP Group acquired (1) approximately 1,960,250 shares of Common Stock of VoicePump from certain VoicePump shareholders in exchange for approximately 261,000 shares of its DSP Group's Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump common stock directly from VoicePump together with warrants to purchase up to 1,027,397 shares of VoicePump Common Stock at an exercise price of $4.866 per share within two years (of the date of issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of $4.866 per share within three years (of the date of issuance of the warrant) for $5,000,000. The shares acquired from VoicePump and its shareholders (not including the shares issuable upon exercise of the warrants) represented approximately 73% of the outstanding shares of VoicePump. In the second quarter of 2000 the investment in VoicePump was diluted due to the exercise of warrants by a VoicePump shareholder to approximately 71% of the outstanding shares of VoicePump. DSP Group recorded a loss of $100,000 in the second quarter of 2000 as a result of this option exercise which was attributed to loss from issuance of subsidiaries' stock on our income statement.

         DSP Group's original investment in VoicePump included the excess of purchase price over net assets acquired (approximately $16,070,000 at the date of purchase), which was attributed to in-process research and development and to goodwill. The operation expenses include unusual items in the amount of $11,869,000 related to the acquired in-process research and development, which was written off in the first quarter of 2000. The write-off was due to the fact that there was no established technological feasibility or alternative future use of some of the technology. Other intangible assets acquired had an estimated fair value of $4,201,000 and were recorded as goodwill.

         As of December 31, 2000 the balance of this goodwill to be amortized in seven years was approximately $3,854,000. The consolidated statements of income for the year ended December 31, 2000 (commencing from the acquisition date) include losses in the investment in VoicePump of approximately $2.2 million and include the minority interest in those losses in the amount of $627,000.


TOMEN LTD.

         In September 2000, DSP Group invested approximately $485,000 (31.0 million Yen) in shares of its Japanese distributor's parent company, Tomen Ltd., as part of a long-term strategic relationship. Tomen's shares are traded on the Japanese stock exchange, and are recorded in "Other Investments" on our balance sheets. DSP Group accounts for investments in debt and equity securities (other than those accounted for under the equity method of accounting) in accordance with FASB Statement No.115, "Accounting for Certain Investments in Debt and Equity Securities." Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity, accumulated other comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income. At December 31, 2000 the carrying amount of securities approximated their fair value and the amount of unrealized gain or loss was not significant.

LICENSES, PATENTS AND TRADEMARKS

         We have been granted eighteen United States patents, one Canadian patent and two Israeli patents, and have twenty-five patents pending in the United States, two patents pending in Japan, one patent pending in Taiwan, fourteen patents pending in Israel and one patent pending in Europe. We actively pursue foreign patent protection in other countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

         We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot provide assurance that these measures will be successful.

         The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. While we have not been involved in any material patent or other intellectual property rights litigation to date, we cannot provide assurance that third parties will not assert claims against us with respect to existing or future products or that we will not need to assert claims against third parties to protect our proprietary technology. For example, AT&T has asserted in the past that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing equipment manufacturers license this technology from AT&T. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

         We have been issued registered trademarks for the use of the PineDSPCore, Pine assyst simulatorm, Pine, OakDSPCore, TeakDSPCore, Teak, PalmDSPCore, OCEM, TrueSpeech, Full Duplex SpeakerPhone, TeakLite, Triple Rate Coder, SpeechOnChip, DSPeech and Speechip trademarks. In addition, we applied for trademarks for PalmAssyst, Assyst and SmartCores.

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

BACKLOG

         At December 31, 2000, our backlog was approximately $36.2 million compared with approximately $28.8 million at December 31, 1999. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and fees have been specified in executed licensing contracts. Our business in IDT speech processors is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

EMPLOYEES

         At December 31, 2000, we had 217 employees, including 135 in research and development, 34 in marketing and sales and 48 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that relations with our employees are well established.

RISK FACTORS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

- -        fluctuations in volume and timing of product orders;

- -        level of per unit royalties;

- -        changes in demand for our products due to seasonal customer buying patterns and other factors;

- -        timing of new product introductions by us or our customers, licensees or competitors;

- -        changes in the mix of products sold by us;

- -        fluctuations in the level of sales by original equipment manufacturers
         (OEMs) and other vendors of products incorporating our products; and

- -        general economic conditions, including the changing economic conditions in the United States.

         Each of the above factors is difficult to forecast and thus could harm our business, financial condition and results of operations.

         Through 2001, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived primarily from license fees rather than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results. Our per unit royalties from licenses are dependent upon the success of our OEM licensees in introducing products utilizing our technology and the success of those OEM products in the marketplace. Per unit royalties from TrueSpeech licensees have not been significant to date.

OUR AVERAGE SELLING PRICES CONTINUE TO DECLINE.

         We have experienced a decrease in the average selling prices of our integrated digital telephony (IDT) speech processors, but have to date been able to offset this decrease on an annual basis through manufacturing cost reductions and the introduction of new products with higher performance. However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices.

WE DEPEND ON THE IDT MARKET WHICH IS HIGHLY COMPETITIVE.

         Sales of IDT products comprise a substantial portion of our product sales. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources, and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products also would have a material adverse effect on our business.

         The 900 Mhz Digital Spread Spectrum RF and Base Band technology acquired in 1999 from Advances Micro Devises gave us a "cheap entry ticket" to this market. This technology is not state of the art and we have noticed a trend of decreasing sales for the product models which are based on this technology. In the first quarter of 2000 we recognized two unusual expense items, of which the outstanding balance of the capitalized assets were amortized. We may not succeed in our development of new RF and Base Band models and those which are going to be developed may not be accepted by the market. Despite the recent success of development and sales of our DSP Cores, the market needs extensive R&D efforts in new technologies not currently owned by us, and we may not succeed in developing such technologies in due time, which could affect our competitive position.

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

WE MAY NEED TO INCREASE OUR RESEARCH AND DEVELOPMENT EFFORTS TO REMAIN COMPETITIVE.

         The DSP Cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate the chip design programming to increase the parallel processing of the chip. One such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, then we may need to further our research and development to obtain such technology or our failure to remain competitive could have an adverse effect on our results of operations.

WE DEPEND ON INTERNATIONAL OPERATIONS.

         We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. As a result, the occurrence of any negative international, political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business to be harmed. Some of the risks of doing business internationally include:

- -        unexpected changes in regulatory requirements;

- -        fluctuations in the exchange rate for the United States dollar;

- -        imposition of tariffs and other barriers and restrictions;

- -        burdens of complying with a variety of foreign laws;

- -        political and economic instability; and

- -        changes in diplomatic and trade relationships.

WE FACE RISK FROM OPERATING IN ISRAEL.

         Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2000, 164 of our 217 employees were located in Israel, including 102 out of 135 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially almost all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

         Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although they have not done so to date, these restrictive laws and policies may have an adverse impact on our operating results, financial condition or expansion of our business.

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

         Moreover, part of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's general rate of inflation. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.

ANY FUTURE PROFITABILITY MAY BE DIMINISHED IF TAX BENEFITS FROM THE STATE OF ISRAEL ARE REDUCED OR WITHHELD.

         DSP Group receives certain tax benefits in Israel, particularly as a result of the "Approved Enterprise" status of our facilities and programs. To be eligible for tax benefits, DSP Group must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. DSP Group believes that it will be able to meet such conditions. Should we fail to meet such conditions in the future, however, it would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. There can be no assurance that such grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of the company's facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our operating results and financial condition.

PROPOSED ISRAELI TAX REFORM COULD HARM OUR FINANCIAL RESULTS.

         On May 4, 2000, a committee chaired by the Director General of the Israeli Ministry of Finance, Avi Ben-Bassat, issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals, and would also affect corporate taxation. In particular, the proposed reform would reduce, but not eliminate, the tax benefits available to approved enterprises such as ours. The proposed reform would also impose a capital gains tax on individuals on the sale of shares, unless the selling shareholder is entitled to benefits under a tax treaty. The Israeli cabinet has approved the recommendations in principle, but implementation of the reform requires legislation by Israel's Knesset. DSP Group cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take. The elimination of our approved status could have negative tax consequences discussed above and could have a material adverse effect on our business.

         Israel has recently elected a new government. At this time this government has not taken any position with respect to these tax benefits or the proposed tax reforms discussed above, and we cannot predict what, if any, impact this new government will have on our Israeli operations and current tax benefits. Any significant adverse change in the government's position could harm our business, results of operations and financial condition.

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

WE DEPEND UPON THE ADOPTION OF INDUSTRY STANDARDS BASED ON TRUESPEECH
TECHNOLOGY.

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

         In February 1995, the International Telecommunications Union established G.723.1, which is predominately composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines. In March 1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the use of
G.723.1 as the default audio coder for all voice transmissions over the Internet or for IP applications for H.323 conferencing products. If TrueSpeech algorithms are not adopted as the standard speech compression technology for different applications, the sales of our TrueSpeech products may not achieve anticipated levels.

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

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; RISKS OF INFRINGEMENT OF RIGHTS OF OTHERS.

         As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license the technology from AT&T. Other organizations, including Agere, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

         If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure you that licenses will be offered or that terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. However, at this time we believe that the ultimate resolution of these matters will not harm our financial position, results of operations, or cash flows.

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

WE HAVE MADE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K

         The information contained in this Annual Report on Form 10-K and in the other documents referenced herein contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, including "believe," "expect," "may," "will," "should" or "anticipate," or the negative of these terms or other variations or comparable terminology, or by discussions of strategy that involve risks and certainties. Numerous factors, including economic and competitive conditions, timing and volume of incoming orders, shipment volumes, product margins, and foreign exchange rates, could cause actual results to differ materially from those described in these statements. These forward-looking statements are based on current expectations and we assume no obligation to update this information.

         As we have previously announced, we currently intend to create a stand-alone company which will manage and develop our SmartCores business. We have applied to the IRS for a revenue ruling relating to this anticipated spin-off, which we anticipate will be tax-free to our shareholders. We cannot predict when the spin-off will occur, if at all, or if we will receive favorable tax treatment from the IRS. All of the forward-looking statements made herein with respect to our business, results of operation and financial condition are necessarily colored by, and would be materially affected by, the spin-off, if it occurs.

Item 2.    PROPERTIES.

         DSP Group's operations in the United States are located in an approximately 15,700 square foot leased facility in Santa Clara, California. This facility houses our marketing and technical support, North American sales, operations, manufacturing coordination and administrative personnel. This facility is leased through June 2001. DSP Group's operations in Israel are located in approximately 29,800 square feet of leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2003. VoicePump operations in the United States are located in an approximately 4,000 square foot leased facility in Palo Alto and Chicago. The facility in Palo Alto is leased through February 2006. The facility in Chicago is leased through November 2003.

Item 3.    LEGAL PROCEEDINGS.

         From time to time, we have been and may become involved in litigation relating to claims arising from our ordinary course of business activities. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         The information contained in the section labeled "Price Range of Common Stock" appearing on page 18 of DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA.

         The information contained in the section labeled "Selected Consolidated Financial Data" appearing on page 17 of DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information contained in the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 19 through 22 of DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE.

         The information contained in the section labeled "Quantitative and Qualitative Disclosures About Market Risk" appearing on page 22 of DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and related notes and independent auditors report appearing on pages 26 through 47 of DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference.

         The information contained in the section labeled "Quarterly Data" appearing on page 17 of DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The section labeled "Directors, Executive Officers and Key Personnel" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 14, 2001 is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION.

         The section labeled "Executive Compensation and Other Information" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 14, 2001 is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section labeled "Security Ownership of Certain Beneficial Owners and Management" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 14, 2001 is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section labeled "Certain Relationships and Related Transactions" of DSP Group's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on May 14, 2001 is incorporated herein by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

     1.  Index to Financial Statements.

         The following consolidated financial statements and related notes and auditor's report are included in DSP Group's Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated into this Form 10-K by reference.

         DESCRIPTION:

         Report of Kost Forer & Gabbay, a member of Ernst & Young
         International, Independent Auditors

         Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

     2.  Index to Financial Statement Schedules.

         The following financial statement schedules and related auditor's report are filed as part of this Annual Report on Form 10-K:

         DESCRIPTION

         Schedule II:  Valuation and Qualifying Accounts

         Consent of Kost Forer & Gabbay, a member of              Exhibit 23.1
         Ernst & Young International, Independent Auditors

         All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the related notes incorporated into this Form 10-K by reference to DSP Group's Annual Report to Stockholders for the year ended December 31, 2000.

     3.  List of Exhibits:


       EXHIBIT
       NUMBER                          DESCRIPTION
     ----------    ------------------------------------------------------------

         3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant's Registration
                   Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

         3.2 Amended and Restated Bylaws, as of April 13, 2000 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

         3.3       Certificate of Determination of Preference of Series A
                   Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6,
                   1997 (filed as Exhibit 3.1 to the Registrant's Current
                   Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

         4.1       Specimen Rights Certificate (filed as Exhibit 1.1 to the
                   Registrant's Current Report on Form 8-K filed on June 6,
                   1997 and incorporated herein by reference).

         4.2       Amended and Restated Rights Agreement, dated as of
                   November 9, 1998, between the Registrant and Norwest Bank
                   Minnesota, N.A., as Rights Agent (filed as Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

         4.3       Amendment No. 1, dated May 19, 1999, to the Amended and
                   Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.6 to the Registrant's
                   Annual Report on Form 10-K for the year ended December
                   31, 1999, and incorporated herein by reference).

         4.4 Letter dated as of March 13, 2001 amending the Amended and Restated Rights Agreement, dated as of November 9, 1998, substituting American Stock Transfer & Trust Company for
                   Norwest Bank Minnesota, N.A. as Rights Agent.

         4.5       Registration Rights Agreement, dated as of February 2,
                   1999, by and between the Registrant and Magnum Technology
                   Limited (filed as Exhibit 4.1 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, and incorporated herein by reference).

        10.1 1991 Employee and Consultant Stock Plan, as amended and restated July 19, 1999 (filed as Exhibit 10.1 to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

        10.2 Forms of option agreements under 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.2 to the
                   Registrant's Registration Statement on Form S-1, file no.
                   33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).



       EXHIBIT
       NUMBER                          DESCRIPTION
     ----------    ------------------------------------------------------------
        10.3       1993 Director Stock Option Plan, as amended and restated
                   July 19, 1999 (filed as Exhibit 10.2 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999, and incorporated herein by
                   reference).

        10.4 Israeli Stock Option Plan and form of option agreement thereunder (filed as Exhibit 10.3 to the Registrant's
                   Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

        10.5 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

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

        10.10 Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

        10.11      Assignment and Assumption Agreement, dated October 9,
                   1996, by and between the Registrant and Dialogic
                   Corporation, relating to the Registrant's facility located at 3120 Scott Boulevard in Santa Clara,
                   California (filed as Exhibit 10.24 to the Registrant's
                   Annual Report on Form 10-K for the year ended December
                   31, 1996, and incorporated herein by reference).

        10.12      Sublease, dated October 18, 1996, as amended on December
                   4, 1996, by and between Dialogic Corporation and the Registrant, relating to the Registrant's facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.25 to the Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

        10.13      Lease, dated November 28, 1996, by and between DSP
                   Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

        10.14 Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).



       EXHIBIT
       NUMBER                          DESCRIPTION
     ----------    ------------------------------------------------------------
        10.15      Amendment to 1993 Directors Stock Option Plan, as adopted
                   November 3, 1997 (filed as Exhibit 10.28 to the Registrant's
                   Annual Report on Form 10-K for the year ended
                   December 31, 1997, and incorporated herein by reference).

        10.16      Separation and Consulting Agreement between the
                   Registrant and Martin M. Skowron, dated May 31, 1998
                   (filed as Exhibit 10.1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

        10.17      Lease, dated September 13, 1998, between DSP Group, Ltd. and
                   Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as
                   Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

        10.18      Amendment to 1998 Non-Officer Employee Stock Option Plan
                   (filed as exhibit 10.2 to the Registrant's Registration
                   Statement on Form S-8 filed December 18, 2000, and incorporated herein by reference).

        10.19      1998 Non-Officer Employee Stock Option Plan (filed as
                   Exhibit 10.23 to the Registrant's Annual Report on Form
                   10-K for the year ended December 31, 1998, and incorporated herein by reference).

        10.20 Stock Purchase Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology
                   Limited (filed as Exhibit 10.1 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, and incorporated herein by reference).

        10.21 Second Amendment to Sublease, dated February 11, 1999, by and between Dialogic Corporation and the Registrant, relating to the Registrant's facility located at 3120
                   Scott Boulevard in Santa Clara, California (filed as
                   Exhibit 10.22 to the Registrant's Annual Report on Form
                   10-K for the year ended December 31, 1999, and incorporated herein by reference).

        10.22 Employment Agreement, dated May 1, 1999, by and between the Registrant and Moshe Zelnik (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

        10.23 Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

        10.24      Appendix Agreement, dated May 5, 1999, by and between
                   DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.25 to the Registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

        10.25 Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).


       EXHIBIT
       NUMBER                          DESCRIPTION
     ----------    ------------------------------------------------------------
        10.26      Amendment to Employment Agreement with Igal Kohavi,
                   effective as of November 11, 1999 (filed as Exhibit 10.27
                   to the Registrant's Annual Report on Form 10-K for the
                   year ended December 31, 1999, and incorporated herein by
                   reference).

        10.27      Separation Agreement between the Registrant and Igal
                   Kohavi, dated January 24, 2000 (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

        10.28      Non-Exclusive Distribution Agreement between the
                   Registrant and Tomen Electronics Corporation as amended on October 12, 2000.

        10.29 Investors' Rights Agreement between the Registrant and certain Investors listed on Schedule thereto, dated as of March 27, 2000 (filed as Exhibit 4.2 on Form S-3, file no. 333-58060, filed with the SEC on March 30, 2001, and incorporated herein by reference).

        11.1       Statements regarding computation of per share earnings.

        13.1       Portions of the Annual Report to Stockholders for the year ended December 31, 2000.

        21.1       Subsidiaries of DSP Group.

        23.1       Consent of Ernst & Young LLP, Independent Auditors.


     (b) Reports on Form 8-K in Fourth Quarter.

         The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DSP GROUP, INC.

                            By:    /s/ Eliyahu Ayalon
                                 ----------------------------------------
                                   Eliyahu Ayalon
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Principal Executive Officer)

                            Date:  March 30, 2001


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



                 SIGNATURE                                       TITLE                                      DATE
- --------------------------------------------     -----------------------------------------             ---------------
 /s/ Eliyahu Ayalon                                Chairman of the Board and Chief Executive              March 30, 2001
- --------------------------------------------       Officer (Principal Executive Officer)
 Eliyahu Ayalon


 /s/ Zvi Limon                                      Director                                              March 30, 2001
- -----------------------------------------
 Zvi Limon

 /s/ Louis Silver                                   Director                                               March 30, 2001
- -----------------------------------------
 Louis Silver


 /s/  Patrick Tanguy                                Director                                               March 30, 2001
- -----------------------------------------
 Patrick Tanguy


 /s/ Yair Shamir                                    Director                                               March 30, 2001
- -----------------------------------------
 Yair Shamir


 /s/ Saul Shani                                     Director                                               March 30, 2001
- -----------------------------------------
Saul Shani

                                       33

                                                                     SCHEDULE II


                                 DSP GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)





                                                                           CHARGED TO
                                                          BALANCE AT        (DEDUCTED
                                                         BEGINNING OF      FROM) COSTS                      BALANCE AT END
                     DESCRIPTION                            PERIOD        AND EXPENSES       DEDUCTION         OF PERIOD
Year ended December 31, 1997:
   Allowance for doubtful accounts                              71              60               61(1)             70
   Sales returns reserve                                       377             345              600(2)            122
Year ended December 31, 1998:                                                                     -
   Allowance for doubtful accounts                              70              10                                 80
   Sales returns reserve                                       122               -                -               122
Year ended December 31, 1999:
   Allowance for doubtful accounts                              80              60                -               140
   Sales returns reserve                                       122                                -               122
Year ended December 31, 2000:
  Allowance for doubtful accounts                              140              60                -               200
     Sales returns reserve                                     122                                -               122



(1) write-offs of uncollectible amounts
(2) sales returns applied against revenue