Form 10-Q
period 2001-03-31
DSP GROUP INC /DE/
filed 2001-05-14
CIK 915778

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-23006

DSP GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2683643 (I.R.S. employer identification number)
3120 Scott Boulevard, Santa Clara, California (Address of Principal Executive Offices)	95054 (Zip Code)

Registrant's telephone number, including area code: (408) 986-4300

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of March 31, 2001 there were 26,520,541 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$82,154	$45,035
Marketable securities and short term deposits	145,186	178,166
Trade receivables, net	14,020	16,932
Inventories	2,898	2,815
Deferred income taxes	4,554	4,554
Other accounts receivable and prepaid expenses	1,752	1,445

Total current assets	250,564	248,947
Property and equipment, at cost:	20,662	19,526
Less accumulated depreciation and amortization	(13,620)	(13,075)

	7,042	6,451
Long term assets:
Other investments, net of accumulated amortization	21,043	21,000
Other assets, net of accumulated amortization	6,991	4,259
Severance pay fund	2,116	2,150

Total long term assets	30,150	27,409

Total assets	$287,756	$282,807

Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$6,964	$8,092
Other current liabilities	16,476	19,934

Total current liabilities	23,440	28,026
Long term liabilities
Accrued severance pay	2,169	2,147
Deferred income taxes	5,559	5,559
Minority interest	—	910

	7,728	8,616
Commitments and contingencies
Stockholders' equity:
Common Stock	27	27
Additional paid-in capital	155,438	151,787
Other comprehensive income (loss)	(82)	—
Retained earnings	118,463	114,291
Less cost of treasury stock	(17,258)	(19,940)

Total stockholders' equity	256,588	246,165

Total liabilities and stockholders' equity	$287,756	$282,807

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Revenues:
Product sales	$18,048	$18,362
Licensing, royalties and other	6,126	5,024

Total revenues	24,174	23,386
Cost of revenues:
Cost of product sales	9,683	10,475
Cost of licensing, royalties and other	324	323

Total cost of revenues	10,007	10,798

Gross profit	14,167	12,588
Operating expenses:
Research and development, net	6,272	4,676
Sales and marketing	2,735	2,853
General and administrative	1,696	1,292
Unusual items	—	14,154

Total operating expenses	10,703	22,975

Operating income (loss)	3,464	(10,387)
Financial and other income (expense):
Interest and other income	3,467	2,795
Interest and other expense	(84)	(42)
Equity in income of affiliates	105	437
Minority interest in losses of subsidiary	173	—
Capital gain from realization of investments	—	40,009

Income before provision for income taxes	7,125	32,812
Provision for income taxes	(1,463)	(17,403)

Net income	$5,662	$15,409

Net earnings per share:
Basic	$0.21	$0.60
Diluted	$0.21	$0.54
Shares used in per share computations:
Basic	26,415	25,790
Diluted	27,438	28,413

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Three Months Ended March 31,
	2001	2000
Net cash provided by operating activities	$4,205	$5,422
Investing activities
Purchase of marketable securities and short term deposits	(17,409)	(21,674)
Maturity of marketable securities and short term deposits	50,423	18,212
Purchases of property and equipment	(1,389)	(393)
Proceeds from sale of property and equipment	97	—
Proceeds from sale of investment—net	—	27,498
Cash acquired in acquisition of consolidated subsidiary	—	106

Net cash provided by investing activities	31,722	23,749

Financial activities
Issuance of Common Stock for cash upon exercise of options and employee stock purchase plan	1,192	7,686

Net cash provided by financing activities	1,192	7,686

Increase in cash and cash equivalents	$37,119	$36,857

Non-cash investing and financing information:
Acquisition of VoicePump shares in exchange of Issuance of Common Stock	$3,651	$—

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(US dollars in thousands)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Three Months Ended March 31, 2001
Balance at December 31, 2000	26,248	$27	$151,787	$114,291	$(19,940)	$—	$246,165
Net income	—	—	—	5,662	—	—	5,662
Unrealized loss on held to maturity marketable securities	—	—	—	—	—	(62)	(62)
Unrealized loss from hedging activities	—	—	—	—	—	(20)	(20)
Comprehensive income	—	—	—	—	—	—	5,580
Issue of Common Stock, upon purchase of subsidiary	161	—	3,651	—	—	—	3,651
Exercise of Common Stock Options by employees	82	—	—	(1,169)	1,980	—	811
Sale of Common Stock under employee stock purchase plan	29	—	—	(321)	702	—	381

Balance at March 31, 2001	26,520	$27	$155,438	$118,463	$(17,258)	$(82)	$256,588

Three Months Ended March 31, 2000
Balance at December 31, 1999	12,671	$12	$119,163	$64,782	$—	$—	$183,957
Net income	—	—	—	15,409	—	—	15,409
Comprehensive income	—	—	—	—	—	—	15,409
Issue of Common Stock, upon purchase of subsidiary	261	—	14,897	—	—	—	14,897
Exercise of Common Stock options by employees	14	—	296	—	—	—	296
Sale of Common Stock under employee stock purchase plan	428	1	7,390	—	—	—	7,391
Stock split adjustment	13,069	13	(13)	—	—	—	—

Balance at March 31, 2000	26,443	$26	$141,733	$80,191	$—	$—	$221,950

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT

  ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following (in thousands):

	March 31, 2001	December 31, 2000
Work-in-process	$175	$34
Finished goods	2,723	2,781

	$2,898	$2,815

NOTE C—NET EARNINGS PER SHARE

    Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income per share further includes the effect of dilutive stock options outstanding during the period, all in accordance with the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share"

("SFAS 128"). The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2001	2000
Numerator:
Net Income	$5,662	$15,409
Denominator:
Weighted average number of shares of common stock outstanding during the period used to compute basic earning per share	26,415	25,790
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	1,023	2,623

Weighted average number of shares of common stock used to compute diluted earnings per share	27,438	28,413

Basic net earnings per share	$0.21	$0.60

Diluted net earnings per share	$0.21	$0.54

NOTE D—INVESTMENTS

    The following is a summary of the held to maturity securities and cash deposits (in thousands):

	March 31 2001	December 31, 2000
Obligations of states and political obligations	$9,224	$52,253
Corporate obligations	119,769	110,916
Cash deposits	98,347	58,270

	$227,340	$221,439

Amounts included in marketable Securities and cash deposits	$145,186	$178,166
Amounts included in cash and cash equivalents	82,154	43,273

	$227,340	$221,439

    At March 31, 2001 and at December 31, 2000, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the three months ended March 31, 2001 and December 31, 2000, were not significant. The amortized cost of held to maturity securities at March 31, 2001, by contractual maturities, is shown below (in thousands):

Amortized cost
Due in one year or less	$86,822
Due after one year to two years	58,364

$145,186

NOTE E—INCOME TAXES

    The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

    Product sales to one distributor accounted for 49% and 47% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The loss of one or more major distributors or customers could have a material adverse effect on our business, financial condition and results of operations.

NOTE G—OTHER INVESTMENTS

    Other investments are comprised of:

    AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

    We currently own approximately 4.5 million of AudioCodes shares, which represents approximately 11.1% of that company's outstanding shares. The condensed consolidated statements of income for the three months ended March 31, 2001 and 2000 include equity gains of $105,000 and $437,000, respectively, in our investment in AudioCodes. As of March 31, 2001, the fair market value of our investment in AudioCodes was approximately $39.5 million.

    VoicePump, Inc.: VoicePump, Inc. ("VoicePump") is a U.S. corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In February 2001, we acquired the remaining founders' shares of VoicePump, Inc., for 161,433 shares of DSP Group common stock, as provided in the original stock-purchase agreement executed March 22, 2000. As a result of the purchase of the remaining equity, VoicePump became part of DSP Group's U.S. based broadband products group and will continue to focus on the development of its VP100 family of products, first announced last October.

    Our current investment in VoicePump included the excess of purchase price over net assets acquired (approximately $2,913,000 at the date of purchase), which was attributed to goodwill (to be amortized in seven years). The condensed consolidated statements of income for the three months ended March 31, 2001 include losses in our equity investment in VoicePump of approximately $1,108,000 and include the minority interest in those losses in the amount of $173,000.

    Tomen Ltd.: In September 2000, we invested approximately $485,000 (31.0 million Yen) in shares of our Japanese distributor's parent company, Tomen Ltd., as part of a long term strategic relationship. Tomen's shares are traded on the Japanese stock exchange, and are recorded and accounted for in other assets on our balance sheets as marketable available for sale securities. The condensed consolidated balance sheets as of March 31, 2001 include unrealized loss on marketable available for sale securities of $62,000 in our investment in Tomen Ltd.

NOTE H—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, as of

January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.

    For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate.

    For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date.

    A purchased currency put option's premium is amortized over the life of the option while any intrinsic value is recognized in salary expenses during the same period as the hedged transaction.

    To protect against the reduction in value of forecasted foreign currency cash flows resulting from salary payments over the next year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted expenses denominated in foreign currencies with forward contracts and put options.

    At the end of first quarter of year 2001, the Company purchased put option contracts and entered into forward contracts to hedge a portion of the anticipated NIS payroll of its Israeli subsidiary for a period of two to ten months. These options contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

    The company has not recognized any revenues or losses with in respect to cash flow hedges to date.

    As part of the above-mentioned hedging transactions, the Company recorded comprehensive loss amounting to $20,000 during the period ended March 31, 2001.

    At March 31, 2001, the Company expects to reclassify $20,000 of net losses on derivative instruments from accumulated other comprehensive income to expenses during the next twelve months due to expected salary payments.

NOTE I—CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This management's discussion and analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those set forth in "Factors Affecting Future Operating Results" below.

RESULTS OF OPERATIONS

    Total Revenues.  Our total revenues were $24.2 million in the first quarter of 2001 compared to $23.4 million in the first quarter of 2000. This slight increase in the first quarter of 2001 compared to the same period in 2000 was due to our increased revenues from licensing sales. Product sales were approximately the same in the first quarters of 2001 and 2000. Our licensing and royalty revenues increased to $6.1 million in the first quarter of 2001 compared to $5.0 million in the same period of 2000 primarily due to two new licensees which are: Mobilink Telecom, Inc. and Oki Electric Industry Co., Ltd.

    Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 88% of our total revenues for the three months ended March 31, 2001 and 92% of our total revenues for the three months ended March 31, 2000. All export sales are denominated in U.S. dollars.

    Revenues from a distributor, Tomen Electronics, accounted for 49% and 47% of our total revenues for the three months ended March 31, 2001 and 2000, respectively.

    Gross Profit.  Gross profit as a percentage of total revenues increased to 59% in the first quarter of 2001 from 54% in the first quarter of 2000. The increase in gross profit was partly due to an increase in license revenues, which typically generate a significantly higher gross profit than product revenues, as a percentage of total revenues. In addition, product gross profit as a percentage of product sales increased to 46% in the first quarter of 2001 from 43% in the first quarter of 2000, primarily due to the decreases in our costs of manufacturing. The Company managed to off-set the continued decline in average selling prices of certain of its products with decreases in manufacturing costs, partially due to technological improvements.

    Research and Development Expenses.  Our research and development expenses increased to $6.3 million in the first quarter of 2001 from $4.7 million in the first quarter of 2000. This significant increase was primarily due to the hiring of additional engineers associated with the acquisition of VoicePump, as well as to the increase in external services provided to our research and development team. Our research and development expenses as a percentage of total revenues were 26% in the three months ended March 31, 2001 and 20% in the three months ended March 31, 2000.

    Sales and Marketing Expenses.  Our sales and marketing expenses decreased slightly to $2.7 in the first quarter of 2001 million from $2.9 million in the first quarter of 2000. Our sales and marketing expenses as a percentage of total revenues were 11% in the three months ended March 31, 2001 and 12% in the three months ended March 31, 2000.

    General and Administrative Expenses.  Our general and administrative expenses were $1.7 million in the three months ended March 31, 2001 and $1.3 million in the three months ended March 31, 2000. General and administrative expenses increased in 2001 from 2000, mainly due to additional employees and amortization related to the acquisition of VoicePump. Our general and administrative expenses in the first quarter of 2001 as a percentage of total revenues increased to 7%, compared to 6% in the first quarter of 2000.

    Unusual items.  In the first quarter of 2000 we recorded two unusual expense items amounting to approximately $14.2 million. A write-off amount of $11.9 million was recorded relating to the acquired in-process research and development in connection with the acquisition of approximately 73% of the outstanding shares of VoicePump, Inc. An expense of $2.2 million was also recorded reflecting the accelerated amortization of acquired assets and intangibles related to the 1999 acquisition of 900 MHz RF and baseband technology from Applied Micro Devices, Inc.

    Other Income (Expense).  Interest and other income and interest expenses, net for the three months ended March 31, 2001 increased to $3.4 million compared to $2.8 million for the three months ended March 31, 2000. The increase was primarily the result of higher levels of cash, cash equivalents, marketable securities and cash deposits in 2001 as compared with 2000, as well as higher yields.

    Equity in Income (Loss) of Equity Method Investees, Net.  Equity in income (loss) of equity method investees, net was a $105,000 gain for the three months ended March 31, 2001 as compared to a $437,000 gain in the comparable period ended March 31, 2000. The reason for the decrease in income (loss) of equity method investees is due to a significant decrease of net income reported by AudioCodes, Ltd. In the three months ended March 31, 2001 we recorded VoicePump's losses in results of operations in our statements of income of approximately $1,108,000, which included the minority interest in those losses in the amount of $173,000.

    Capital Gain.  In January 2000, we sold 600,000 shares (pre-split 1:2) of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000 a capital gain in the amount of $40.0 million. We currently own approximately 4.5 million of AudioCodes shares, which represents approximately 11% of the outstanding shares.

    Provision for Income Taxes.  In 2001 and 2000, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

    Operating Activities.  During the three months ended March 31, 2001, we generated $4.2 million of cash from our operating activities as compared to $5.4 million during the three months ended March 31, 2000. This decrease is mainly due to tax payment made in the three months ended March 31, 2001, which related to our profit in the year 2000, versus lower level of taxes paid in the same period of 2000.

    Investing Activities.  We invest excess cash in short-term cash deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first three months of 2001, we purchased $17.4 million of investments classified as short-term cash deposits and marketable securities. In the same period, $50.4 million of investments classified as marketable securities matured. Our capital equipment purchases in the first three months of 2001, primarily research and development software and computers, totaled $1.4 million.

    Financing Activities.  During the three months ended March 31, 2001, we received $1.2 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan.

    At March 31, 2001, our principal source of liquidity consisted of cash and cash equivalent deposits totaling $82.2 million and marketable securities and short-term cash deposits of $145.2 million. Our working capital at March 31, 2001 was $227.1 million.

    We believe that our current cash, cash equivalent, cash deposits and marketable securities will be sufficient to meet our cash requirements through at least the next twelve months.

    In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will consummate any such transactions. See "Factors Affecting Future Operating Results—There are Risks Associated with our Acquisition Strategy" for more detailed information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk.  It is our policy not to enter into derivative financial instruments. We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on a held to maturity basis.

    Foreign Currency Rate Risk.  As most of our revenues are denominated in U.S. dollars, while the large majority of our costs are in New Israeli Shekels ("NIS"), we have instituted a foreign currency cash flow hedging program to protect from reduction in value of forecasted cash flows weigh against salary payments over the next year. At the end of first quarter of year 2001, we purchased put option contracts and entered into forward contracts to hedge a portion of the anticipated NIS payroll of our Israeli subsidiary. These options contracts are designated as cash flow hedges, as defined by SFAS No. 133. We have not recognized any revenues or losses with in respect to cash flow hedges to date.

    European Monetary Union.  Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effect the Euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are assessing the effect the Euro formation will have on DSP Group's internal systems and the sale of DSP Group products. We expect to take appropriate actions based on the results of such assessment. We believe that the cost related to this issue will not be material to us and will not have a substantial effect on our financial condition and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Our Quarterly Operating Results May Fluctuate Significantly.  Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

  •
  fluctuations in volume and timing of product orders;

  •
  level of per unit royalties;

  •
  changes in demand for our products due to seasonal customer buying patterns and other factors;

  •
  timing of new product introductions by us or our customers, licensees or competitors;

  •
  changes in the mix of products sold by us;

  •
  fluctuations in the level of sales by original equipment manufacturers (OEMs) and other vendors of products incorporating our products; and

  •
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

    We Depend on International Operation.  We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

  •
  unexpected changes in regulatory requirements;

  •
  fluctuations in the exchange rate for the U.S. dollar;

  •
  imposition of tariffs and other barriers and restrictions;

  •
  burdens of complying with a variety of foreign laws;

  •
  political and economic instability; and

  •
  changes in diplomatic and trade relationships.

    Risks of Operating in Israel.  Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2001, 154 of our 200 employees were located in Israel, including 100 out of 122 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

    Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid 1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or expansion of our business.

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

    Moreover, many of our expenses in Israel are paid in Israeli currency which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's general rate of inflation. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in Israeli currency are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations. From time to time, we use derivative instruments in order to minimize the effects of such developments, but our hedging positions may be partial or may not exist at all in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
On February 14, 2001, DSP Group, Inc. exercised its right to purchase the remaining founders' shares of VoicePump, Inc. and issued 161,433 shares of DSP Group common stock to two VoicePump stockholders in exchange for their VoicePump Stock. The issuance of the shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. These shares were subsequently registered for resale on Form S-3 in April 2001.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
None.
(b) Reports on Form 8-K:
The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)
Date: May 14, 2001
By: /s/ MOSHE ZELNIK Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  SIGNATURES