Form 10-Q
period 2001-06-30
DSP GROUP INC /DE/
filed 2001-08-14
CIK 915778

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-23006

DSP GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2683643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3120 Scott Boulevard, Santa Clara, California	95054
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code:	(408) 986-4300

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001 there were 26,694,405 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$40,963	$45,035
Marketable securities and short term deposits	191,464	178,166
Trade receivables, net	14,136	16,932
Inventories	5,208	2,815
Deferred income taxes	4,554	4,554
Other accounts receivable and prepaid expenses	2,260	1,445

Total current assets	258,585	248,947
Property and equipment, at cost:	21,336	19,526
Less accumulated depreciation and amortization	(14,325)	(13,075)

	7,011	6,451
Long term assets:
Other investments, net of accumulated amortization	32,248	21,000
Other assets, net of accumulated amortization	6,859	4,259
Severance pay fund	2,148	2,150

Total long term assets	41,255	27,409

Total assets	$306,851	$282,807

Liabilities and Stockholders' Equity
Current liabilities:
Trade payables	$7,061	$8,092
Other current liabilities	17,804	19,934

Total current liabilities	24,865	28,026
Long term liabilities
Accrued severance pay	2,224	2,147
Deferred income taxes	9,647	5,559
Minority interest	—	910
Commitments and contingencies
Stockholders' equity:
Common Stock	27	27
Additional paid-in capital	155,438	151,787
Other comprehensive income	7,055	—
Retained earnings	122,322	114,291
Less cost of treasury stock	(14,727)	(19,940)

Total stockholders' equity	270,115	246,165

Total liabilities and stockholders' equity	$306,851	$282,807

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Product sales	$18,845	$20,181	$36,893	$38,543
Licensing, royalties and other	7,513	5,532	13,639	10,556

Total revenues	26,358	25,713	50,532	49,099
Cost of revenues:
Cost of product sales	11,276	11,727	20,959	22,202
Cost of licensing, royalties and other	481	210	805	533

Total cost of revenues	11,757	11,937	21,764	22,735

Gross profit	14,601	13,776	28,768	26,364
Operating expenses:
Research and development, net	6,402	4,806	12,674	9,482
Sales and marketing	3,027	3,056	5,762	5,909
General and administrative	1,894	1,594	3,590	2,886
Impairment of tangible and intangible Assets	—	—	—	2,285
In-process research and development write-off	—	—	—	11,869

Total operating expenses	11,323	9,456	22,026	32,431

Operating income (loss)	3,278	4,320	6,742	(6,067)
Financial and other income (expense):
Interest and other income	3,508	3,207	6,954	6,001
Interest and other expense	(49)	(39)	(112)	(80)
Equity in income of affiliate	—	703	105	1,140
Minority interest in losses of subsidiary	—	48	173	48
Capital gain from realization of investments	—	17,584	—	57,593

Income before provision for income taxes	6,737	25,823	13,862	58,635
Provision for income taxes	1,380	8,568	2,843	25,971

Net income	$5,357	$17,255	$11,019	$32,664

Net earnings per share:
Basic	$0.20	$0.65	$0.42	$1.24
Diluted	$0.20	$0.59	$0.40	$1.13
Shares used in per share computations:
Basic	26,574	26,684	26,495	26,412
Diluted	27,445	29,076	27,427	28,911

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Six Months Ended June 30,
	2001	2000
Net cash provided by operating activities	$8,433	$13,740
Investing activities
Purchase of marketable securities and short term deposits	(79,931)	(63,825)
Maturity of marketable securities and short term deposits	67,216	45,273
Purchases of property and equipment	(2,113)	(894)
Proceeds from sale of property and equipment	97	—
Proceeds from realization of investment in an investee	—	46,723
Cash acquired in acquisition of consolidated subsidiary	—	106

Net cash provided by (used in) investing activities	(14,731)	27,383

Financial activities
Issuance of Common Stock for cash upon exercise of options and employee stock purchase plan	2,226	10,800
Issuance of shares to minority shareholders in consolidated subsidiaries	—	110

Net cash provided by financing activities	2,226	10,910

Increase (decrease) in cash and cash equivalents	$(4,072)	$52,033

Non-cash investing and financing information:
Acquisition of VoicePump shares in exchange of issuance of common stock	$3,651	$—

Income tax liability from sale of investment	$—	$7,100

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(US dollars in thousands, except per share amounts)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Three Months Ended June 30, 2001
Balance at March 31, 2001	26,520	$27	$155,438	$118,463	$(17,258)	$(82)	$256,588
Net income	—	—	—	5,357	—	—	5,357
Unrealized gain on available for sale marketable securities	—	—	—	—	—	7,117	7,117
Realized loss from hedging activities	—	—	—	—	—	20	20
Comprehensive income	—	—	—	—	—	—	12,494
Exercise of common stock options by employees	106	—	—	(1,498)	2,531	—	1,033

Balance at June 30, 2001	26,626	$27	$155,438	$122,322	$(14,727)	$7,055	$270,115

Three Months Ended June 30, 2000
Balance at March 31, 2000	26,443	$26	$141,733	$80,191	$—	$—	$221,950
Net income	—	—	—	17,255	—	—	17,255
Comprehensive income	—	—	—	—	—	—	17,255
Exercise of common stock options by employees	351	1	3,112	—	—	—	3,113

Balance at June 30, 2000	26,794	$27	$144,845	$97,446	$—	$—	$242,318

Six Months Ended June 30, 2001
Balance at December 31, 2000	26,248	$27	$151,787	$114,291	$(19,940)	$—	$246,165
Net income	—	—	—	11,019	—	—	11,019
Unrealized gain on available for sale marketable securities	—	—	—	—	—	7,055	7,055
Comprehensive income	—	—	—	—	—	—	18,074
Issue of common stock, upon purchase of subsidiary	161	—	3,651	—	—	—	3,651
Exercise of common stock options by employees	188	—	—	(2,667)	4,511	—	1,844
Sale of common stock under employee stock purchase plan	29	—	—	(321)	702	—	381

Balance at June 30, 2001	26,626	$27	$155,438	$122,322	$(14,727)	$7,055	$270,115

Six Months Ended June 30, 2000
Balance at December 31, 1999	12,671	$12	$119,163	$64,782	$—	$—	$183,957
Net income	—	—	—	32,664	—	—	32,664
Comprehensive income	—	—	—	—	—	—	32,664
Issue of common stock, upon purchase of subsidiary	261	—	14,897	—	—	—	14,897
Exercise of common stock options by employees	778	1	10,502	—	—	—	10,503
Sale of common stock under employee stock purchase plan	15	1	296	—	—	—	297
Stock split adjustment	13,069	13	(13)	—	—	—	—

Balance at June 30, 2000	26,794	$27	$144,845	$97,446	$—	$—	$242,318

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future period. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined for all inventories using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following (in thousands):

	June 30, 2001	December 31, 2000
Work-in-process	$322	$34
Finished goods	4,886	2,781

	$5,208	$2,815

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

("SFAS 128"). The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Month Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net Income	$5,357	$17,255	$11,019	$32,664
Denominator:
Weighted average number of shares of common stock outstanding during the period used to compute basic earning per share	26,574	26,684	26,495	26,412
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	871	2,392	932	2,499

Weighted average number of shares of common stock used to compute diluted earnings per share	27,445	29,076	27,427	28,911

Basic net earnings per share	$0.20	$0.65	$0.42	$1.24

Diluted net earnings per share	$0.20	$0.59	$0.40	$1.13

NOTE D—INVESTMENTS

    The following is a summary of the held to maturity securities and cash deposits (in thousands):

	June 30 2001	December 31, 2000
Obligations of states and political obligations	$37,001	$52,253
Corporate obligations	139,190	110,916
Cash deposits	56,236	58,270

	$232,427	$221,439

Amounts included in marketable Securities and cash deposits	$191,464	$178,166
Amounts included in cash and cash equivalents	40,963	43,273

	$232,427	$221,439

    At June 30, 2001 and at December 31, 2000, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the six months ended June 30, 2001 and December 31, 2000, were not significant. The amortized cost of held to maturity securities at June 30, 2001, by contractual maturities, is shown below (in thousands):

Amortized cost
Due in one year or less	$102,121
Due after one year	89,343

$191,464

NOTE E—INCOME TAXES

    The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

    Product sales to one distributor accounted for 51% and 49% of total revenues for the three months ended June 30, 2001 and 2000, respectively. Additionally, product sales to one distributor accounted for 50% and 47% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The loss of this or any other major distributor or customer could have a material adverse effect on our business, financial condition and results of operations.

NOTE G—OTHER INVESTMENTS

    Other investments are comprised of:

    AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

    We currently own approximately 4.5 million of AudioCodes shares, which represents approximately 11.24% of its outstanding shares. As of April 1, 2001, DSP Group, Inc. ("DSP Group" or the "Company") no longer maintained a representative on the AudioCodes' Board of Directors, and was not involved in any way in AudioCodes' policy making processes. Therefore, starting April 1, 2001 the Company does not have significant influence over the operating and financial policies of AudioCodes and thus cannot implement the equity method of accounting.

    As of April 1, 2001, the carrying amount of the investment in AudioCodes, according to the equity method of accounting, amounted to $20.5 million. As of April 1, 2001, the investment in AudioCodes was reclassified as available-for-sale marketable securities in accordance with FAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

    Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity—"accumulated other comprehensive income (loss)."

    The condensed consolidated balance sheets as of June 30, 2001 include unrealized gain on available-for-sale marketable securities of $10.9 million net of unrealized tax expenses of $4.1 million in our investment in AudioCodes.

    As of June 30, 2001, the fair market value of our investment in AudioCodes was approximately $31.5 million.

    VoicePump, Inc.: VoicePump, Inc. ("VoicePump") is a U.S. corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In February 2001, we acquired the remaining founder's shares of VoicePump, Inc., for 161,433 shares of DSP Group common stock, as provided in the original stock-purchase agreement executed March 22, 2000. As a result of the purchase of the remaining equity, VoicePump became part of DSP Group's U.S. based broadband products group and will continue to focus on the development of its VP100 family of products, first announced last October.

    The Company's current investment in VoicePump included the excess of its purchase price over the net assets acquired (approximately $2,913,000 at the date of purchase), which was attributed to goodwill (to be amortized in seven years). The condensed consolidated statements of income for the six months ended June 30, 2001 include losses in our investment in VoicePump of approximately $2,519,000 and include the minority interest in those losses, which were recorded in the first quarter, in the amount of $173,000.

    Tomen Ltd.: In September 2000, we invested approximately $485,000 (31.0 million Yen) in shares of our Japanese distributor's parent company, Tomen Ltd., as part of a long-term strategic relationship. Tomen's shares are traded on the Japanese stock exchange, and are recorded and accounted for as other assets on our balance sheets as available-for-sale marketable securities. The condensed consolidated balance sheets as of June 30, 2001 include unrealized gain on marketable available for sale securities of $198,000 in our investment in Tomen Ltd.

NOTE H—DERIVATIVE FINANCIAL INSTRUMENTS

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. This Statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

    The Company has not recognized material revenues or losses with respect to cash flow hedges to date.

NOTE I—CONTINGENCIES

    We are involved in certain claims arising in the normal course of business, including claims that we may be infringing patent rights owned by third parties. We are unable to foresee the extent to which the claimants will pursue these matters or to predict with certainty the eventual outcome. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

NOTE J—NEW ACCOUNTING PRONOUNCEMENT

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001 (the "Statements"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements are expected to result in an increase in net income of $1,033,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of DSP Group, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors Affecting Future Operating Results," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. This discussion and analysis should also be read in conjunction with our interim unaudited Condensed Financial Statements and Related Notes included herein.

RESULTS OF OPERATIONS

    Total Revenues.  Our total revenues were $26.4 million in the second quarter of 2001 compared to $25.7 million in the second quarter of 2000. Total revenues in the first half of 2001 increased to $50.5 million from $49.1 million in the same period in 2000. The slight increases in both three and six months ended June 30, 2001 compared to the same periods in 2000 were due to our increased revenues from licensing sales which were partially offset by decreased revenues from product sales. Product sales decreased primarily due to a weak demand for the integrated digital telephony products, especially in Japan, in spite of significant deliveries of our new Narrow Band 900MHz chip set. Our licensing and royalty revenues increased to $7.5 million in the second quarter of 2001 compared to $5.5 million in the same period of 2000 primarily due to a new licensee, Philips Semiconductors B.V.

    Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 96% of our total revenues for the three months ended June 30, 2001 and 85% of our total revenues for the three months ended June 30, 2000. Additionally, these sales represented 92% of our total revenues for the six months ended June 30, 2001 and 88% of our total revenues for the six months ended June 30, 2000. All export sales are denominated in U.S. dollars.

    Revenues from a distributor, Tomen Electronics, accounted for 51% and 49% of our total revenues for the three months ended June 30, 2001 and 2000, respectively. Additionally, Tomen Electronics accounted for 50% and 47% of our total revenues for the six months ended June 30, 2001 and 2000, respectively.

    In the recent quarter, we have noticed a very challenging environment in the telecom industry, resulting in longer sales cycles and delays in the purchase decision-making processes of potential customers for our DSP Technology licenses. This situation has lead to limited business visibility for new license agreements.

    Gross Profit.  Gross profit as a percentage of total revenues increased slightly to 55% in the second quarter of 2001 from 54% in the second quarter of 2000. The increase in gross profit was primarily due to an increase in licensing revenues, which typically generate a significantly higher gross profit than product revenues, as a percentage of total revenues. Product gross profit as a percentage of product sales decreased to 40% in the second quarter of 2001 from 42% in the second quarter of 2000 primarily due to a change in the product mix. The Company managed to offset the continued decline in average selling prices with a decrease in manufacturing costs, partially due to technological improvements.

    Research and Development Expenses.  Our research and development expenses increased to $6.4 million in the second quarter of 2001 from $4.8 million in the second quarter of 2000. In the first half of 2001, research and development expenses increased to $12.7 million from $9.5 million in the first half of 2000. The significant increase was primarily due to the hiring of additional engineers associated with the acquisition of VoicePump, as well as to the increase in external services provided to our research and development team. The expense increase was also due to the need for more research and development personnel for our new research and development associated projects begun in connection with the new generation of our IDT products as well as projects related to the enhancement of our DSP Cores offerings. Our research and development expenses as a percentage of total revenues were 24% in the three months ended June 30, 2001 and 19% in the three months ended June 30, 2000.

    Sales and Marketing Expenses.  Our sales and marketing expenses decreased slightly to $3.0 million from $3.1 million in the second quarter of 2001 as compared to the same quarter in 2000. In the first six months ended June 30, 2001 sales and marketing expenses were $5.8 million compared with $5.9 million in the same period ended June 30, 2000. Our sales and marketing expenses as a percentage of total revenues were 11% in the three months ended June 30, 2001 and 12% in the three months ended June 30, 2000.

    General and Administrative Expenses.  Our general and administrative expenses were $1.9 million in the three months ended June 30, 2001 and $1.6 million in the three months ended June 30, 2000. In the first half of 2001, general and administrative expenses were $3.6 million compared to $2.9 million in the comparable period in 2000. General and administrative expenses increased in 2001 from 2000, mainly due to additional employees and amortization of goodwill related to the acquisition of VoicePump. General and administrative expenses in the second quarter of 2001 as a percentage of total revenues increased to 7%, compared to 6% in the second quarter of 2000.

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

    Other Income (Expense).  Interest and other income and interest expenses, net, for the six months ended June 30, 2001 increased to $6.8 million compared to $5.9 million for the six months ended June 30, 2000. The increase was primarily the result of higher levels of cash, cash equivalents, marketable securities and cash deposits in 2001 as compared with 2000.

    Equity in Income (Loss) of Equity Method Affiliates, Net.  Starting April 1, 2001, DSP Group no longer has significant influence over the operating and financial policies of AudioCodes and thus cannot implement the equity method of accounting for this investment. Equity in income (loss) of equity method investees, net was $703,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, equity in income (loss) of equity method investees, net was $105,000 (recorded in the first quarter of 2001). For the six months ended June 30, 2001, equity in income (loss) of equity method investees, net was $1,100,000.

    Capital Gain.  In January 2000, we sold 600,000 shares (pre-split 2:1) of AudioCodes for approximately $43.8 million and recorded a capital gain in the amount of $40.0 million in the first quarter of 2000. In June 2000 we sold an addition 250,000 shares of AudioCodes for approximately $19.2 million and recorded an additional capital gain in the amount of $17.6 million in the second quarter of 2000. We currently own approximately 4.5 million AudioCodes shares, which represents approximately 11% of its outstanding shares.

    Provision for Income Taxes.  In 2001 and 2000, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel. Provision for income taxes, for the six months ended June 30, 2001, was approximately $2.8 million compared with approximately $26.0 million for the six months ended June 30, 2000. The difference is primarily due to a tax obligation of $23.4 million from our sales of AudioCodes shares in the six months ended June 30, 2000 offset by a slight difference in our overall tax rate in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Operating Activities.  During the six months ended June 30, 2001, we generated $8.4 million of cash from our operating activities as compared to $13.7 million during the six months ended June 30, 2000. This decrease is primarily due to an increase in operating working capital, primarily in inventories.

    Investing Activities.  We invest excess cash in short-term cash deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first six months of 2001, we purchased $79.9 million of investments classified as short-term cash deposits and marketable securities. In the same period, $67.2 million of investments classified as marketable securities matured. Our capital equipment purchases in the first six months of 2001, primarily research and development software and computers, totaled $2.1 million.

    Financing Activities.  During the six months ended June 30, 2001, we received $2.2 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan.

    At June 30, 2001, our principal source of liquidity consisted of cash and cash equivalent deposits totaling $41.0 million and marketable securities and short-term cash deposits of $191.5 million. Our working capital at June 30, 2001 was $233.7 million.

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

Quantitative and Qualitative Disclosures About Market Risk

    Interest Rate Risk.  It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on a held to maturity basis.

    Foreign Currency Exchange Rate Risk.  As nearly all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2001. Due to the recent increase in the volatility of the exchange rate of the NIS versus U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS which could have an adverse effect on the cost that we incurred in Israel.

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
  level of per-unit royalties;

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

    Each of the above factors is difficult to forecast and thus could harm our business, financial condition and results of operations. Through 2001, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived primarily from license fees rather than per-unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results. Our per-unit royalties from licenses are dependent upon the success of our OEM licensees in introducing products utilizing our technology and the success of those OEM products in the marketplace. Per-unit royalties from TrueSpeech licensees have not been significant to date.

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

    We Depend On The IDT Market Which Is Highly Competitive.  Sales of IDT products comprise a substantial portion of our product sales. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that this competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources, and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reductions of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products also would have a material adverse effect on our business, financial condition and results of operations.

    The 900 Mhz Digital Spread Spectrum RF and Base Band technology acquired in 1999 from Advanced Micro Devices gave us a "cheap entry ticket" to this market. This technology is not state of the art and we have noticed a trend of decreasing sales for the product models which are based on this technology. We may not succeed in our development of new RF and Base Band models and those which we are developing may not be accepted by the market.

    Despite the recent success of development and sales of our DSP Cores, our customers continue to request new technologies not currently owned by us, and we may not succeed in developing such technologies in due time, which could affect our competitive position and results of operations.

    We Depend On Independent Foundries To Manufacture Our Integrated Circuit Products. All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry capacity to meet our needs in a timely manner. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our processors. Our reputation, competitive position and revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of our wafers. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations.

    We May Need To Increase Our Research And Development Efforts To Remain Competitive. The DSP Cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate their chip designs to increase the parallel processing of the chips and/or designs they offer. For example, one such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, or if other new technologies are demanded by our customers, we may need to further our research and development to obtain such technologies or our failure to remain competitive could have an adverse effect on our results of operations.

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

  •
  fluctuations in the exchange rate for the United States dollar;

  •
  imposition of tariffs and other barriers and restrictions;

  •
  burdens of complying with a variety of foreign laws;

  •
  political and economic instability; and

  •
  changes in diplomatic and trade relationships.

    We Face Risk From Operating In Israel.  Our principal research and development facilities are located in the State of Israel and, as a result, as of June 30, 2001, 165 of our 213 employees were located in Israel, including 106 out of 128 of our research and development personnel. In addition, although DSP Group is incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

    Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's general rate of inflation. While substantially all of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in new Israeli shekels are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations. From time to time, we use derivative instruments in order to minimize the effects of such developments, but our hedging positions may be partial or may not exist at all in the future.

    Any Future Profitability May Be Diminished If Tax Benefits From The State Of Israel Are Reduced Or Withheld. DSP Group receives certain tax benefits in Israel, particularly as a result of the "Approved Enterprise" status of our facilities and programs. To be eligible for tax benefits, DSP Group must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. DSP Group believes that it will be able to meet such conditions. Should we fail to meet such conditions in the future, however, it would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. There can be no assurance that such grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of the Company's facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

    Proposed Israeli Tax Reform Could Harm Our Financial Results.  On May 4, 2000, a committee chaired by the former Director General of the Israeli Ministry of Finance, Avi Ben-Bassat, issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals, and would also affect corporate taxation. In particular, the proposed reform would reduce, but not eliminate, the tax benefits available to approved enterprises such as ours. The proposed reform would also impose a capital gains tax on individuals on the sale of shares, unless the selling shareholder is entitled to benefits under a tax treaty. The Israeli cabinet has approved the recommendations in principle, but implementation of the reform requires legislation by Israel's Knesset. DSP Group cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take. The elimination of our approved status could have negative tax consequences, as discussed above, and could have a material adverse effect on our business.

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

    We Depend Upon The Adoption Of Industry Standards Based On TrueSpeech Technology. Our business is partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and Voice over IP markets. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for us to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors.

    In February 1995, the International Telecommunications Union established G.723.1, which is predominately composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines. In March 1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the use of G.723.1 as the default audio coder for all voice transmissions over the Internet or for IP applications for H.323 conferencing products. If TrueSpeech algorithms are not adopted as the standard speech compression technology for different applications, the sales of our TrueSpeech products may not achieve anticipated levels. If new standards were developed based on technology we did not possess, our business could be harmed.

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

    Protection Of Our Intellectual Property Is Limited; Risks Of Infringement Of Rights Of Others. As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T and has requested that video conferencing manufacturers license the technology from AT&T. Other organizations including Agere, Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

    If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure you that licenses will be offered or that terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. However, at this time, we believe that the ultimate resolution of these matters will not harm our financial position, results of operations, or cash flows.

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

    Spin-off.  As we have previously announced, we currently intend to create a stand-alone company which will manage and develop our SmartCores business. We have applied to the IRS for a revenue ruling relating to this anticipated spin-off, which we anticipate will be tax-free to our shareholders. We cannot predict when the spin-off will occur, if at all, or if we will receive favorable tax treatment from the IRS. All of the forward-looking statements made herein with respect to our business, results of operation and financial condition are necessarily colored by, and would be materially affected by, the spin-off, if it occurs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 14, 2001. The following proposals were voted on by the Company stockholders and results obtained thereon:

    Proposal 1: Election of Directors

    The election of Class I directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
Eli Ayalon	20,934,621	2,701,959	0	0
Zvi Limon	23,355,098	281,482	0	0
Louis Silver	23,362,698	273,882	0	0

    Continuing as directors after the meeting were Yair Shamir, Shaul Shani and Patrick Tanguy.

    Proposal 2: Adoption of 2001 Stock Incentive Plan

    The 2001 Stock Incentive Plan was approved with 15,562,842 in favor, 8,048,735 against, and 25,003 abstentions.

    Proposal 3: Ratification of Appointment of Independent Auditors

    Kost, Forer & Gabbay was ratified as the Company's independent auditors for fiscal 2001 with 23,569,578 votes in favor, 53,655 votes against, and 13,347 abstentions.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.
None.
(b)	Reports on Form 8-K.
The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)
Date: August 14, 2001	By: /s/ MOSHE ZELNIK Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES