Form 10-Q
period 2001-09-30
DSP GROUP INC /DE/
filed 2001-11-13
CIK 915778

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

    As of October 31, 2001, there were 26,807,349 shares of Common Stock ($.001 par value per share) outstanding

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)
Assets
Current assets:
Cash and cash equivalents	$39,824	$45,035
Marketable securities and short term deposits	200,109	178,166
Trade receivables, net	16,747	16,932
Inventories	3,489	2,815
Deferred income taxes	4,554	4,554
Other accounts receivable and prepaid expenses	2,471	1,445

Total current assets	267,194	248,947
Property and equipment, at cost:	22,626	19,526
Less accumulated depreciation and amortization	(15,263)	(13,075)

	7,363	6,451
Long term assets:
Other investments, net of accumulated amortization	9,875	21,000
Other assets, net of accumulated amortization	6,636	4,259
Severance pay fund	2,207	2,150

Total long term assets	18,718	27,409

Total assets	$293,275	$282,807

Liabilities and stockholders' equity current liabilities:
Trade payables	$6,339	$8,092
Other current liabilities	19,569	19,934

Total current liabilities	25,908	28,026
Long term liabilities
Accrued severance pay	2,303	2,147
Deferred income taxes	1,462	5,559
Minority interest	—	910
Commitments and contingencies
Stockholders' equity:
Common stock	27	27
Additional paid-in capital	155,438	151,787
Other comprehensive loss	(7,197)	—
Retained earnings	126,392	114,291
Less cost of treasury stock	(11,058)	(19,940)

Total stockholders' equity	263,602	246,165

Total liabilities and stockholders' equity	$293,275	$282,807

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Product sales	$26,945	$21,925	$63,838	$60,469
Licensing, royalties and other	8,010	7,063	21,649	17,619

Total revenues	34,955	28,988	85,487	78,088
Cost of revenues:
Cost of product sales	17,283	12,623	38,242	34,825
Cost of licensing, royalties and other	361	292	1,166	824

Total cost of revenues	17,644	12,915	39,408	35,649

Gross profit	17,311	16,073	46,079	42,439
Operating expenses:
Research and development, net	6,564	5,553	19,238	15,035
Sales and marketing	3,065	3,189	8,827	9,098
General and administrative	2,200	1,761	5,790	4,647
Impairment of tangible and intangible assets	—	—	—	2,285
In-process research and development write-off	—	—	—	11,869

Total operating expenses	11,829	10,503	33,855	42,934

Operating income (loss)	5,482	5,570	12,224	(495)
Financial and other income (expense):
Interest and other income	3,200	3,823	10,147	9,824
Interest and other expense	(53)	(51)	(158)	(131)
Equity in income of affiliate	—	724	105	1,864
Minority interest in losses of subsidiary	—	205	173	253
Capital gain from realization of investments	—	—	—	57,593

Income before provision for income taxes	8,629	10,271	22,491	68,908
Provision for income taxes	1,775	1,843	4,618	27,816

Net income	$6,854	$8,428	$17,873	$41,092

Net earnings per share:
Basic	$0.26	$0.31	$0.67	$1.55
Diluted	$0.25	$0.29	$0.65	$1.42
Shares used in per share computations:
Basic	26,732	26,932	26,576	26,576
Diluted	27,790	28,927	27,539	28,916

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Nine Months Ended September 30,
	2001	2000
Net cash provided by operating activities	$15,710	$22,119
Investing activities
Purchase of held to maturity marketable securities and cash deposits	(115,373)	(117,792)
Maturity of held to maturity marketable securities and cash deposits	94,595	67,330
Purchases of property and equipment	(3,350)	(1,412)
Proceeds from sale of property and equipment	97	—
Proceeds from realization of investment in an investee	—	39,623
Investment in subsidiary	—	(485)
Cash acquired in acquisition of consolidated subsidiary	—	106

Net cash used in investing activities	(24,031)	(12,630)

Financial activities
Issuance of Common Stock for cash upon exercise of options and employee stock purchase plan	3,921	15,240
Purchase of treasury stock	(811)	—
Issuance of shares to minority shareholders in consolidated subsidiaries	—	110

Net cash provided by financing activities	3,110	15,350

Increase (decrease) in cash and cash equivalents	$(5,211)	$24,839

Non-cash investing and financing information:
Acquisition of VoicePump shares in exchange of issuance of common stock	$3,651	$—

Unrealized loss on available for sale marketable equity security and hedging activities	$(7,197)	$—

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(US dollars in thousands, except per share amounts)

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Three Months Ended September 30, 2001
Balance at June 30, 2001	26,626	$27	$155,438	$122,322	$(14,727)	$7,055	$270,115
Net income	—	—	—	6,854	—	—	6,854
Unrealized loss on available for sale marketable securities	—	—	—	—	—	(14,188)	(14,188)
Realized loss from hedging activities	—	—	—	—	—	(64)	(64)
Comprehensive income	—	—	—	—	—	—	(7,398)
Exercise of common stock options by employees	161	—	—	(2,602)	3,895	—	1,293
Sale of common stock under employee stock purchase plan	24	—	—	(182)	585	—	403
Purchase of treasury stock	(40)	—	—	—	(811)	—	(811)

Balance at September 30, 2001	26,771	$27	$155,438	$126,392	$(11,058)	$(7,197)	$263,602

Three Months Ended September 30, 2000
Balance at June 30, 2000	26,794	$27	$144,845	$97,446	$—	$—	$242,318
Net income	—	—	—	8,428	—	—	8,428
Unrealized gain on available for sale marketable securities	—	—	—	—	—	100	100
Comprehensive income	—	—	—	—	—	—	8,528
Exercise of common stock options by employees	247	—	4,084	—	—	—	4,084
Sale of common stock under employee stock purchase plan	27	—	356	—	—	—	356

Balance at September 30, 2000	27,068	$27	$149,285	$105,874	$—	$100	$255,286

Nine Months Ended September 30, 2001
Balance at December 31, 2000	26,248	$27	$151,787	$114,291	$(19,940)	$—	$246,165
Net income	—	—	—	17,873	—	—	17,873
Unrealized gain on available for sale marketable securities	—	—	—	—	—	(7,133)	(7,133)
Realized loss from hedging activities	—	—	—	—	—	(64)	(64)
Comprehensive income	—	—	—	—	—	—	10,676
Issue of common stock, upon purchase of subsidiary	161	—	3,651	—	—	—	3,651
Exercise of common stock options by employees	349	—	—	(5,269)	8,406	—	3,137
Sale of common stock under employee stock purchase plan	53	—	—	(503)	1,287	—	784
Purchase of treasury stock	(40)	—	—	—	(811)	—	(811)

Balance at September 30, 2001	26,771	$27	$155,438	$126,392	$(11,058)	$(7,197)	$263,602

Nine Months Ended September 30, 2000
Balance at December 31, 1999	12,671	$12	$119,163	$64,782	$—	$—	$183,957
Net income	—	—	—	41,092	—	—	41,092
Unrealized gain on available for sale marketable securities	—	—	—	—	—	100	100
Comprehensive income	—	—	—	—	—	—	41,192
Issue of common stock, upon purchase of subsidiary	261	—	14,897	—	—	—	14,897
Exercise of common stock options by employees	1,025	1	14,586	—	—	—	14,587
Sale of common stock under employee stock purchase plan	42	1	652	—	—	—	653
Stock split adjustment	13,069	13	(13)	—	—	—	—

Balance at September 30, 2000	27,068	$27	$149,285	$105,874	$—	$100	$255,286

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future period. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B—INVENTORIES

    Inventories are stated at the lower of cost or market value. Cost is determined for all inventories using the average cost method. DSP Group, Inc. (the "Company") periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following (in thousands):

	September 30, 2001	December 31, 2000
Work-in-process	$528	$34
Finished goods	2,961	2,781

	$3,489	$2,815

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

("SFAS 128"). The following table sets forth the computation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net Income	$6,854	$8,428	$17,873	$41,092
Denominator:
Weighted average number of shares of common stock outstanding during the period used to compute basic earning per share	26,732	26,932	26,576	26,576
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	1,058	1,995	963	2,340

Weighted average number of shares of common stock used to compute diluted earnings per share	27,790	28,927	27,539	28,916

Basic net earnings per share	$0.26	$0.31	$0.67	$1.55

Diluted net earnings per share	$0.25	$0.29	$0.65	$1.42

NOTE D—INVESTMENTS

    The following is a summary of the held to maturity securities and cash deposits (in thousands):

	September 30 2001	December 31, 2000
Obligations of states and political obligations	$41,107	$52,253
Corporate obligations	143,613	110,916
Cash deposits	55,213	58,270

	$239,933	$221,439

Amounts included in marketable securities and cash deposits	$200,109	$178,166
Amounts included in cash and cash equivalents	39,824	43,273

	$239,933	$221,439

    At September 30, 2001 and at December 31, 2000, the carrying amount of securities approximated their fair market value and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for the nine months ended September 30, 2001 and December 31, 2000, were not significant. The amortized cost of held to maturity securities at September 30, 2001, by contractual maturities, is shown below (in thousands):

Amortized cost
Due in one year or less	$103,886
Due after one year	96,223

$200,109

NOTE E—INCOME TAXES

    The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

    Product sales to one distributor accounted for 61% and 50% of total revenues for the three months ended September 30, 2001 and 2000, respectively. Additionally, product sales to one distributor accounted for 54% and 55% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The loss of this or any other major distributor or customer could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE G—OTHER INVESTMENTS

    Other investments are comprised of:

    AudioCodes, Ltd.: AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

    The Company owns approximately 4.5 million of AudioCodes shares, which represents approximately 11% of its outstanding shares. As of April 1, 2001, the Company no longer maintained a representative on the AudioCodes' Board of Directors, and was not involved in any way in AudioCodes' policy making processes. Therefore, starting April 1, 2001, the Company does not have significant influence over the operating and financial policies of AudioCodes and thus cannot implement the equity method of accounting.

    As of April 1, 2001, the carrying amount of the investment in AudioCodes, according to the equity method of accounting, amounted to $20.5 million. As of April 1, 2001, the investment in AudioCodes was reclassified as available-for-sale marketable securities in accordance with FAS 15 "Accounting for Certain Investments in Debt and Equity Securities."

    Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity—"accumulated other comprehensive income (loss)."

    As of September 30, 2001, the fair market value of the Company's investment in AudioCodes was approximately $9.3 million.

    The condensed consolidated balance sheets as of September 30, 2001 include unrealized loss on available-for-sale marketable securities of $7.1 million, net of unrealized tax expenses of $4.1 million, in our investment in AudioCodes.

    VoicePump, Inc.: VoicePump, Inc. ("VoicePump") is a U.S. corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In February 2001, the Company acquired the remaining shares of VoicePump, in exchange for 161,433 shares of the Company's common stock, as provided in the original stock-purchase agreement executed March 22, 2000. As a result of the purchase of the remaining equity, VoicePump became part of the Company's U.S.-based broadband products group and will continue to focus on the development of its VP100 family of products, first announced in October 2000.

    The Company's current investment in VoicePump included the excess of its purchase price over the net assets acquired (approximately $6,062,000 as of September 30, 2001), which was attributed to goodwill to be amortized for seven years (for more information about goodwill amortization, see Note J). The condensed consolidated statements of income for the nine months ended September 30, 2001 include losses in the Company's investment in VoicePump of approximately $4,140,000 and include the minority interest in those losses, which were recorded in the first quarter of 2001, in the amount of $173,000.

    Tomen Ltd.: In September 2000, the Company invested approximately $485,000 (31.0 million Yen) in shares of its Japanese distributor's parent company, Tomen Ltd., as part of a long-term strategic relationship. Tomen's shares are traded on the Japanese stock exchange, and are recorded and accounted for as other assets on the Company's balance sheets as available-for-sale marketable securities. The condensed consolidated balance sheets as of September 30, 2001 include unrealized loss on available-for-sale marketable securities of $55,000 due to the Company's investment in Tomen Ltd.

NOTE H—DERIVATIVE FINANCIAL INSTRUMENTS

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. This statement requires that all derivatives be recorded in the balance sheet at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

    At the end of first quarter of year 2001, the Company started to purchase put option contracts and entered into forward contracts to hedge a portion of the anticipated NIS payroll of its Israeli subsidiary for a period of two to ten months. These options contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

    In the nine months ended September 30, 2001, the Company has recorded comprehensive loss with respect to hedging transactions of $64,000.

    At September 30, 2001, the Company expects to reclassify $64,000 of net loss on derivative instruments from accumulated other comprehensive income (loss) to expenses during the next twelve months due to expected salary payments.

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

NOTE J—NEW ACCOUNTING PRONOUNCEMENT

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001 (the "Statements"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements are expected to result in an increase in net income of $1,033,000 per year. Beginning in 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result, the Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of DSP Group, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under the heading "Factors Affecting Future Operating Results," and those risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. This discussion and analysis should also be read in conjunction with our interim unaudited Condensed Financial Statements and Related Notes included herein.

RESULTS OF OPERATIONS

    Total Revenues.  Our total revenues were $35.0 million in the third quarter of 2001 compared to $29.0 million in the third quarter of 2000. Total revenues in the first nine months of 2001 increased to $85.5 million from $78.1 million in the same period in 2000. The increases in both three and nine months ended September 30, 2001 compared to the same periods in 2000 were due to our increased revenues from product sales as well as license sales. Product sales increased primarily due to significant deliveries of our new Narrow Band 900MHz chip set, especially in Japan. Our licensing and royalty revenues increased to $8.0 million in the third quarter of 2001 compared to $7.1 million in the same period of 2000 primarily due to higher licensing fees in the third quarter of 2001 as compared to the third quarter of 2000. Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 84% of our total revenues for the three months ended September 30, 2001 and 83% of our total revenues for the three months ended September 30, 2000. Additionally, these sales represented 89% of our total revenues for the nine months ended September 30, 2001 and 87% of our total revenues for the nine months ended September 30, 2000. All export sales are denominated in U.S. dollars.

    Revenues from a distributor, Tomen Electronics, accounted for 61% and 50% of our total revenues for the three months ended September 30, 2001 and 2000, respectively. Additionally, Tomen Electronics accounted for 54% and 55% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively.

    In the recent two quarters, we have noticed a very challenging environment in the telecom industry, resulting in longer sales cycles and delays in the purchase decision-making processes of potential customers for our DSP Technology licenses. This situation has led to limited business visibility for new license agreements.

    Gross Profit.  Gross profit as a percentage of total revenues decreased to 50% in the third quarter of 2001 from 55% in the third quarter of 2000. The decrease in gross profit was primarily due to a greater percentage of total revenues coming from product sales during the third quarter of 2001 than during the third quarter of 2000. Product sales typically generate significantly lower gross margins than licensing revenues, as a percentage of total revenues. Product gross profit as a percentage of product sales decreased to 36% in the third quarter of 2001 from 42% in the third quarter of 2000 primarily due to an inventory allowance of approximately $1 million (approximately 4% of total product gross margin) associated with our old line of products consisting of CT000 and D6000.

    Research and Development Expenses.  Our research and development expenses increased to $6.5 million in the third quarter of 2001 from $5.5 million in the third quarter of 2000. In the first three quarters of 2001, research and development expenses increased to $19.2 million from $15.0 million in the first three quarters of 2000. The significant increase was primarily due to the hiring of additional engineers associated with the acquisition of VoicePump, as well as the increase in external services provided to our research and development team. The expense increase was also due to the need for more research and development personnel for our new research and development associated projects begun in connection with the new generation of our IDT products, as well as projects related to the enhancement of our DSP Cores offerings. Our research and development expenses as a percentage of total revenues were 19% in both three months ended September 30, 2001 and 2000.

    Sales and Marketing Expenses.  Our sales and marketing expenses decreased slightly to $3.1 million from $3.2 million in the third quarter of 2001, as compared to the same quarter in 2000. In the first nine months ended September 30, 2001, sales and marketing expenses were $8.8 million, as compared to $9.1 million for the same period ended September 30, 2000. Our sales and marketing expenses, as a percentage of total revenues, decreased to 9% in the three months ended September 30, 2001 from 11% in the three months ended September 30, 2000 primarily due to less expenses associated with trade shows and marketing materials.

    General and Administrative Expenses.  Our general and administrative expenses were $2.2 million in the three months ended September 30, 2001 and $1.8 million in the three months ended September 30, 2000. In the first three quarters of 2001, general and administrative expenses were $5.8 million, as compared to $4.6 million for the same period ended September 30. 2000. General and administrative expenses increased in 2001 from 2000, due to the hiring of additional employees and amortization of goodwill related to the acquisition of VoicePump. General and administrative expenses, as a percentage of total revenues, remained at 6% for the three months ended September 30, 2001 and 2000.

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

    Other Income (Expense).  Interest and other income and interest expenses, net, for the nine months ended September 30, 2001 increased to $10.0 million compared to $9.7 million for the nine months ended September 30, 2000. The increase was primarily the result of higher levels of cash, cash equivalents, marketable securities and cash deposits in 2001 as compared with 2000, off-set by over-all lower market interest rates in 2001.

    Equity in Income (Loss) of Equity Method Affiliates, Net.  Starting April 1, 2001, we no longer have significant influence over the operating and financial policies of AudioCodes, Ltd and thus cannot implement the equity method of accounting for this investment. Equity in income (loss) of equity method investees, net was $724,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, equity in income (loss) of equity method investees, net was $105,000 (all of which were recorded in the first quarter of 2001). For the nine months ended September 30, 2001, equity in income (loss) of equity method investees, net was $1,864,000.

    Capital Gain.  In January 2000, we sold 300,000 shares of AudioCodes for approximately $43.8 million and recorded a capital gain in the amount of $40.0 million in the first quarter of 2000. In June 2000, we sold an addition 250,000 shares of AudioCodes for approximately $19.2 million and recorded an additional capital gain in the amount of $17.6 million in the second quarter of 2000. We currently own approximately 4.5 million shares of AudioCodes, which represents approximately 11% of its outstanding shares.

    Provision for Income Taxes.  In 2001 and 2000, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in the State of Israel. Provision for income taxes, for the nine months ended September 30, 2001, was approximately $4.6 million, as compared to approximately $27.8 million for the nine months ended September 30, 2000. The difference is primarily due to a tax obligation of $23.4 million from the sale of our shares in AudioCodes in the nine months ended September 30, 2000, offset by a slight difference in our overall tax rate in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Operating Activities.  During the nine months ended September 30, 2001, we generated $15.7 million of cash from our operating activities as compared to $22.1 million during the nine months ended September 30, 2000. This decrease is primarily due to an increase in operating working capital, primarily in inventories.

    Investing Activities.  We invest excess cash in short-term cash deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In the first nine months of 2001, we purchased $115.4 million of investments classified as short-term cash deposits and marketable securities. In the same period, $117.8 million of investments classified as marketable securities matured. Our capital equipment purchases in the first nine months of 2001, primarily research and development software and computers, totaled $3.35 million.

    Financing Activities.  During the nine months ended September 30, 2001, we received $3.92 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan. Also, during the three months ended September 30, 2001, we repurchased 40,000 shares of common stock for an aggregate purchase price of $811,000.

    At September 30, 2001, our principal source of liquidity consisted of cash and cash equivalent deposits totaling $39.8 million and marketable securities and short-term cash deposits of $200.1 million. Our working capital at September 30, 2001 was $241.3 million.

    We believe that our current cash, cash equivalent, cash deposits and marketable securities will be sufficient to meet our cash requirements through at least the next twelve months.

    In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will consummate any such transactions. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all. See "Factors Affecting Future Operating Results—There are Risks Associated with our Acquisition Strategy" for more detailed information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk.  It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on a held to maturity basis.

    Foreign Currency Exchange Rate Risk.  Significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2001. Due to the recent increase in the volatility of the exchange rate of the NIS versus U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS which could have an adverse effect on the expenses that we incur in the State of Israel.

    European Monetary Union.  Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. During 2002, all EMU countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We are assessing the effect the euro formation will have on our internal systems and the sale of our products. We expect to take appropriate actions based on the results of such assessment. We believe that the cost related to this issue will not be material to us and will not have a substantial effect on our financial condition and results of operations.

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

    We Depend On The IDT Market Which Is Highly Competitive.  Sales of IDT products comprise a substantial portion of our product sales. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that this competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources, and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction in manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products also would have a material adverse effect on our business, financial condition and results of operations.

    The 900 Mhz Digital Spread Spectrum RF and Base Band technology acquired in 1999 from Advanced Micro Devices gave us a "cheap entry ticket" to this market. This technology is not state of the art and we have noticed a trend of decreasing sales for product models which are based on this technology. We may not succeed in our development of new RF and Base Band models and those which we are developing may not be accepted by the market.

    Despite the recent success of development and sales of our DSP Cores, our customers continue to request new technologies not currently owned by us, and we may not succeed in developing such technologies in a timely mannder, which could affect our competitive position and results of operations.

    We Depend On Independent Foundries To Manufacture Our Integrated Circuit Products.  All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry capacity to meet our needs in a timely manner. We currently do not have long-term supply contracts with any of these foundries. Therefore, they are not obligated to perform services or supply products to us for any specific period or in any specific quantities. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our processors. Our reputation, competitive position and revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of our wafers. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations. Our business could also be harmed if one or more of the foundries terminates its relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis.

    Furthermore, there are other significant risks associated with relying on these third-party foundries, including:

  •
  we have reduced control over production cost, delivery schedules and product quality;

  •
  the warranties on wafers or products supplied to us are limited; and

  •
  we face increased exposure to potential misappropriation of our intellectual property.

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

    We Depend On International Operations.  We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. For example, export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 84% of our total revenues for the three months ended September 30, 2001 and 89% of our total revenues for the nine months ended September 30, 2001. As a result, the occurrence of any negative international, political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

  •
  unexpected changes in regulatory requirements;

  •
  fluctuations in the exchange rate for the United States dollar;

  •
  imposition of tariffs and other barriers and restrictions;

  •
  burdens of complying with a variety of foreign laws;

  •
  political and economic instability; and

  •
  changes in diplomatic and trade relationships.

    We Rely on a Primary Distributor and the Failure of This Distributor to Perform as Expected Could Reduce Our Future Sales and Revenues.  We sell our products to customers primarily through distributors and OEMs. Particularly, revenues from one distributor, Tomen Electronics, accounted for 61% of our total revenues for the three months ended September 30, 2001 and 54% of our total revenues for the nine months ended September 30, 2001. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. The loss of this distributor and our inability to obtain a satisfactory replacement in a timely manner may harm our sales and results of operations.

    We Face Risk From Operating In Israel.  Our principal research and development facilities are located in the State of Israel and, as a result, as of September 30, 2001, 166 of our 214 employees were located in Israel, including 107 out of 130 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

    Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel's general rate of inflation. While significant part of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in Israeli shekels. Our primary expenses paid in new Israeli shekels are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. We cannot provide assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations. From time to time, we use derivative instruments in order to minimize the effects of such developments, but our hedging positions may be partial, may not exist at all in the future or may not succeed to minimize our foreign currency fluctuation risks.

    Any Future Profitability May Be Diminished If Tax Benefits From The State Of Israel Are Reduced Or Withheld.  We receive certain tax benefits in Israel, particularly as a result of the "Approved Enterprise" status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that it will be able to meet such conditions. Should we fail to meet such conditions in the future, however, it would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels or otherwise. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

    There Are Risks Associated With Our Acquisition Strategy.  We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management's attention. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets.

    Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

    Protection Of Our Intellectual Property Is Limited; Risks Of Infringement Of Rights Of Others.  As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of a TrueSpeech algorithm, includes certain elements covered by patents held by AT&T. AT&T has requested that video conferencing manufacturers license the technology from AT&T and has sued Microsoft, a TrueSpeech licensee, for infringement. In addition, AT&T is asserting that TrueSpeech itself infringes an AT&T patent, and is currently in litigation with one of the Company's licensees over this issue. Other organizations including Agere, Lucent Microelectronics, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.

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

    Spin-off.  As we have previously announced, we currently intend to create a stand-alone company which will manage and develop our SmartCores business. We have received confirmation from the IRS that should this anticipated spin-off occur, it will be tax-free to us and our shareholders. However, we cannot predict when the spin-off will occur, if at all. All of the forward-looking statements made herein with respect to our business, results of operation and financial condition are necessarily colored by, and would be materially affected by, the spin-off, if it occurs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material pending legal proceedings against us. We are, however, involved in routine litigation arising in the ordinary course of our business, and while the results of such proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 14, 2001. The following proposals were voted on by the Company's stockholders and results obtained thereon:

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

    Proposal 3:  Ratification of Appointment of Independent Auditors

    Kost, Forer & Gabbay, a member of Ernst & Young International, was ratified as the Company's independent auditors for fiscal 2001 with 23,569,578 votes in favor, 53,655 votes against, and 13,347 abstentions.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

      None.

  (b)
  Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001
DSP GROUP, INC. (Registrant)
By:	/s/ MOSHE ZELNIK Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX DSP GROUP, INC.
  PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DSP GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US dollars in thousands)
DSP GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (US dollars in thousands, except per share amounts)
DSP GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (US dollars in thousands)
DSP GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (US dollars in thousands, except per share amounts)
DSP GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (UNAUDITED)
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