Form 10-K
period 2001-12-31
DSP GROUP INC /DE/
filed 2002-03-22
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation and organization)

3120 Scott Boulevard, Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 986-4300
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 per share
(Title of class)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 14, 2001, as reported on the Nasdaq National Market, was approximately $410,871,768.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2002, the Registrant had outstanding 26,975,486 shares of Common Stock.

INDEX

DSP GROUP, INC.

This Annual Report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, DSP Group’s management.  The words “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements.  These statements are subject to risks and  uncertainties.  Actual results could differ materially from those discussed here.   Factors that could cause or contribute to such differences include, but are not limited to, those discussed  below in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group.  Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.  BUSINESS.

Introduction

DSP Group was incorporated in California in 1987 and reincorporated in Delaware in 1994.  We have two business segments.  In our product business, we design and sell integrated circuits that perform speech related functions in telephone answering machines, cordless telephones, personal computers and other products.  In our intellectual property licensing segment we develop and license proprietary digital signal processing (DSP) algorithms or speech related, software-based microprocessor cores that we license to semiconductor companies and original equipment manufacturers (OEMs).  See note 5 of the attached Note to the Consolidated Financial Statements for the year ended December 31, 2001 for a description of the revenues, gross margin and assets of each of these two segments.

In January 2000, we announced that we intended to separate our two segments into two companies and, subject to obtaining a favorable revenue ruling from the IRS, market conditions and other factors, expected that we would sell a portion of the intellectual property licensing subsidiary to the public and distribute the remaining shares to our stockholders.  The requisite revenue ruling was issued on September 26, 2001. Due to the recent capital market conditions, the intended public offering of our intellectual property licensing business had been deferred.

On March 15, 2002, we confirmed that we were in preliminary discussions regarding a potential combination of its intellectual property licensing business with the business of Parthus Technologies plc, an Irish public company listed on the London Stock Exchange with American Depository Shares traded on the Nasdaq National Market.

This Form 10-K, in particular the description of our business, the risk factors we face, and the forward-looking statements in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based on the assumption that our intellectual property licensing business segment and our products business segment will continue to be part of a single business.  If these two business segments are separated, each will be subject to its own risks and uncertainties, some of which may be material to that segment but not to the combined enterprise and some of which may relate to one segment but not to the other.  We intend to make appropriate revisions to the description of our business and our published financial information if such a separation occurs.

General Business

DSP Group develops and markets products and technologies that perform digital signal processing — the electronic manipulation of digitized speech and other digital signals.  Our products are used in a wide variety of telecom applications.

Digital signal processing based solutions are more cost effective and provide a broader range of features than analog based solutions.  Many applications, including digital cellular and wireless communications, broadband modems, Voice over the Internet and digital audio/video, all use digital signal processing techniques extensively.

Our work in the field of digital signal processing has yielded four synergetic product families:

•      Digital Signal Processor  (DSP) Cores.  A  family of programmable digital signal processors that, when combined with other hardware elements such as memory and input/output devices, forms a software enabled chip that is  targeted for specific applications.

•      Integrated Digital Telephony (IDT).  A family of chips comprised of the following:

Speech and Telephony.  A highly integrated DSP core based chip that handles telephony functions and advanced speech algorithms targeted for the telephony market.

Cordless Telephony.  A 900 megahertz / 2.4 gigahertz digital spread spectrum chip set.  The chip set is composed of a RF transceiver and a highly integrated DSP based chip.  The DSP based chip combines three main functions into one chip: the wireless base band modem, speech processing and telephony functions.

•                      Voice Over Packet.  A DSP based, highly integrated speech processor targeted for the low to medium density Integrated Accesses Device (IAD), residential gateway and IP telephony markets.

•                        TrueSpeech®.  A family of proprietary speech compression algorithms.

DSP-Based Speech and Telephony Processors

DSP Group has developed two lines of speech and telephony processing chips: integrated digital telephony processors, which are designed for use in the consumer telephone market; and Voice over IP (VoIP) speech co-processors, which are designed for use in network telephony and video conferencing products.  Both product lines are based upon our DSP core designs and incorporate our TrueSpeech speech compression algorithms.

Integrated Digital Telephony Speech Processors

Our integrated digital telephony (IDT) speech processors are currently incorporated in more than 120 models of featured phones.  These models are being sold in Europe, Japan, Australia and the United States.

Our IDT speech processors are based on our PineDSPCore® and TeakLite DSPCore®, which are more fully described below.  Our integrated digital telephony speech processors use our TrueSpeech speech compression technology to provide high quality speech recording and playback.  They incorporate the following speech and telephony technologies in various combinations:

Technology	Description
Triple Rate Coder™	Instructs the telephone answering system to decide automatically between better voice quality and longer recording time.
True Full-Duplex SpeakerPhone™	Allows simultaneous two-way (full-duplex), hand free operation of the telephone and suppresses and cancels acoustic and electrical echoes.
G.723.1	Provides speech compression for Voice over IP and video conferencing over standard telephone lines.
Caller ID and Call Waiting Caller ID	Identifies to the party being called the telephone number of the calling party, whether or not the party being called is already engaged in another call.
Call Progress Tone Detection	Detects standard telephony signals during the progress of a telephone call.
DTMF Signaling	Detects and generates touch tone (DTMF) signals that comply with telephone industry frequency standards.
Speech Prompts	Provides the ability to stamp a message with a time and date and vocal operating instructions prompts.
Variable Speed Playback (FlexiSpeech®)	Permits playback of recorded speech at different speeds without distorting the natural sound of the speech.
Voice Operated Switch (VOX) (Smart-Vox®)	Detects human speech and stops recording during periods of silence, thereby conserving available memory.
Alpha Least Cost Routing (LCR)/Super LCR	Automatically chooses from a number of telephone service providers in order to select the lowest available rates.
Voice Recognition	Allows a user to operate a telephone or answering machine device by giving voice commands.

We introduced the first integrated digital telephony speech processors in 1989.  Since then, we have shipped approximately 97 million units of speech processors and RF devices to original equipment manufacturers (OEMs), of which approximately 30 million were shipped in 2001.  Our IDT speech and RF processor and RF sales accounted for approximately 73% of our total revenues in 2001.

In 1999, we started the shipment of the D16000 family of fully integrated speech processors, which combines the components of a mixed signal system on a single chip.  Each speech processor in the D16000 family contains a DSP core, converters that transform analog signals into digital signals and vice versa, and various signal amplifiers, all embedded on a single chip.  In addition to implementing DSP algorithms, including data compression, caller ID and full-duplex speaker phone, these speech processors also perform tasks that would typically be handled by a separate central processing unit (CPU) chip.  Our goal was for the D16000 processors to provide high value to telephony product vendors by eliminating the need for almost any other electronic components and thus reducing materials and manufacturing costs.

In 2000, we developed the D36000 family of fully integrated speech processors based on our TeakLite Core, which can support two line telephony as well as cordless base band modems with low power usage.  This product, which entered into mass production in the second quarter of 2001, has so far been accepted very well in the market as an upgrade for D16000 family for cordless and corded feature telephony standard.

The following table presents the main features of the primary IDT speech processors that we currently offer:

DSP Group’s IDT Speech Processors

	D36569	D16559	D6571	D6587
Process Geometry (microns)	0.25	0.45	0.5	0.5
Minutes Record, 4 Mbit Memory	22-25, 10,15	22-25, 10,15	22-25, 10,15	22-25, 10,15
Memory Type	Flash	Flash	Flash	Flash
DSP Core:	TeakLite	Pine	Pine	Pine
Advanced Features:
Speech Prompts	Yes	Yes	Yes	Yes
Variable Speed Playback	Yes	Yes	Yes	Yes
Full Duplex Speakerphone	Yes	Yes	Yes	Yes
Caller ID & Call Waiting Caller ID	Yes	Yes	Yes	Yes
Voice Recognition	—	—	—	Yes
System On Chip-Included Peripherals:
Microcontroller	Yes	Yes	—	—
Line Codec	Yes	Yes	—	—
Speaker Codec	Yes	Yes	—	—
Amplifiers	Yes	Yes	—	—

             Cordless Telephony

In the beginning of 1999, we acquired two integrated groups of engineers, one located in Israel and the other in the United States.  These twenty-five engineers specialize in the design of integrated circuits for wireless communications.  In addition, we acquired technology and products, including associated intellectual property, related to 900 megahertz narrow-band cordless telephones (the transmissions between the handset and base unit of these telephones are at or near a frequency of 900 megahertz) and 900 megahertz spread spectrum cordless telephones (the transmissions between the handset and base unit of these telephones are “spread” in a pseudo-random pattern over a range of frequencies).

In 2000, in anticipation of limited growth in the U.S. 900 MHz spread spectrum market, we initiated the development of a new line of cordless products to address this changing market trend.

In 2001, we entered into mass production of 900MHz cordless chip set.  The chip-set includes a D36000 fully featured telephony and baseband device and an integrated RF device.  During this year, we completed the design for our advanced chip set for 2.4 Ghz single handsets and multi-handsets for the US market.  During 2001, we also developed an integrated RF CMOS device which is an important part of the development efforts to integrate the telephony feature, communication modem and RF device into an integrated POC™ (Phone on a Chip).

The following table presents the main features of the cordless chipsets that we currently offer:

DSP Group’s IDT Cordless Speech Processors

	900MHz DSS	900MHz Digital	2.4GHz SH Ditigal	2.4Ghz EDCT Ditigal
Process Geometry baseband (microns)	0.35	0.25	0.25	0.25
RF Process	Bipolar	Bipolar	CMOS	CMOS
Advanced Features:
Digital Answering Machine	No	Yes	Yes	Yes
Full Duplex Speakerphone	No	Yes	Yes	Yes
Caller ID & Call Waiting Caller ID	No	Yes	Yes	Yes
System On Chip-Included Peripherals:
Line Codec	Yes	Yes	Yes	Yes
Speaker Codec	No	Yes	Yes	Yes
Amplifiers	Yes	Yes	Yes	Yes
Multihandset Capability	No	No	No	Yes

Voice over Packet Speech Co-Processors

Our Voice over Packet (VoIP, VoDSL) speech co-processors were developed for use in conjunction with other microprocessors to transmit voice-over-packet-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, xDSL links, cable networks and other data networks and combined data/voice networks.  “Voice over IP” refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination.  This technology can also be used to implement the speech component of video conferencing applications.

We have developed a family of TrueSpeech co-processors that integrate the various versions of TrueSpeech with important telephony capabilities.  This product line is known as the CT8000 TrueSpeech Co-processor family.

In March 2000, we acquired approximately 73% of VoicePump, Inc., a company which specializes in speech coding and telecom algorithms for VoIP, VoDSL and other voice-over-packet applications developed for voice gateway, customer-oriented equipment manufacturers and broadband network providers.  In March 2001, we exercised our option to acquire the remaining founders’ shares of VoicePump, which is now one of our wholly-owned subsidiaries.

In 2001 VoicePump launched its first products in the VP100 family.  The VP100 family of products is based on DSP Group TeakLite core processor, which includes an integrated set of peripherals optimized for VoDSL Integrated Access Device (IADs), VoIP and other packet voice applications.  VoicePump plans to offer its current and future product lines as low cost efficient applications for both VoDSL and VoIP solutions.

We anticipate that VoicePump’s speech co-processors will take advantage of the G.723.1, a speech compression algorithm that has been incorporated into various international communications standards, which is more fully discussed below, to provide cost-effective, high quality speech compression.  The following table sets forth other features of the VoIP speech co–processors that we currently offer:

DSP Group’s Voice over Packet Speech Co-Processors

	CT8022	VP110	VP120	VP140
Number of channels supported simultaneously	1	1	2	4
DSP Core	Oak	TeakLite	TeakLite	TeakLite
Process Geometry (microns)	0.5	0.25	0.25	0.25
ITU-T Standard Speech Coders	G.723.1, G.729AB	G.726, G.723.1, G.729AB	G.726, G.723.1, G.729AB	G.726, G.723.1, G.729AB
Analog Front-End Integrated	—	Yes	Yes	Yes
Features:
Full Duplex Speakerphone	Yes	Yes	Yes	Yes
Variable Speed Message Playback	—	—	—	—
Full Duplex DSVD	Yes	Yes	Yes	Yes
Video Conferencing	Yes	Yes	Yes	Yes
Internet Telephony	Yes	Yes	Yes	Yes
Line Echo Cancellation G168	No	Yes	Yes	Yes

The following is a list of manufacturers and resellers whose products incorporate our devices:

VoIP, IDT & Cordless Manufacturers and Resellers

Manufacturers		Resellers
Solectron	Diasonics	Bell South
Flextronics	Philips	Doro
CCT Telecom	Asustek	Radio Shack
D&B Electronics	Samsung	France Telecom
Uniden	E-Lead	GE
Primatronix	Intech	German Telecom
Uniden	Sony	Belgacom
HPF Ascom	KME	Southwestern Bell
JVC	Thomson	Swiss Telecom
Decktron	Tiptel
L.G. Electronics	Syhtech
Cenixdigicom	Dyne
DIC
Matra
Maxon

DSP Cores

We have developed proprietary, programmable DSP core architectures and designs that provide low-power, high performance, cost-effective solutions for current and emerging digital signal processing applications.  Our DSP cores are incorporated in our own family of speech and telephony, cordless, voice over packet and telephony processors and also are licensed to more than 60 entities, including Adaptec, Atmel, DSP Communications (now a subsidiary of Intel), Fujitsu, Kawasaki, LSI Logic, Marvell, Mobilink, NEC, Oki, Prairiecomm, Seiko Epson, Samsung, Siemens/Infinion, Sony, Tower Semiconductors, Zoran and Philips.

Our SmartCores™ family is currently composed of five generations of fixed-point DSPs: PineDSPCore®; OakDSPCore®; TeakLite®; Teak®; and PalmDSPCore®.  By offering a range of performance, price and power consumption balances, our cores family addresses a wide range of applications, from low-end, high-volume applications, such as digital answering machines, hard disk controllers, low speed modems and VoIP terminals, to high performance applications such as third generation (3G) cellular communication devices, broadband modems, consumer multimedia and VoIP gateways.

Our DSP core designs are currently licensed to a wide variety of licensees under more than 60 license agreements, including leading semiconductor companies such as Atmel, Fujitsu, Infineon, Intel, Kawasaki, LSI Logic, Mitsubishi, National Semiconductor, NEC, Oki, Philips, Samsung, Seiko-Epson and Sony.

We believe the following to be the key benefits of our solution:

•                  Low Power Consumption.  Our cores have been designed to satisfy low power consumption requirements.  This is key as applications within the embedded DSP Group market either rely on batteries, such as cell phones and portable audio products, or are sensitive to power dissipation as in the case of telecommunications equipment (DSLAM or multi-channel voice gateways).

•                  Low Cost.  Our technology is designed to address the cost requirements for high volume, highly-competitive applications.  Reduction of chip cost is achieved by reducing the overall physical size of the chip.  Our technology contributes to this reduction by reducing the size of the programmable DSP core through careful selection of functions and mechanisms to be included within the core.  We also reduce chip size by minimizing the memory size used for running a specific application.  Through our DSP algorithms, we offer instruction sets suited for targeted applications and encode the instructions in a very condensed form.  The instruction code density factor has recently gained more significance, as the emerging applications in our markets are using more and more memory.

•                  Flexibility.  Our architecture allows our licensees to differentiate their products while still taking advantage of the benefits of our “open architecture” designs.  We license our technology as a “soft core,” allowing each of our semiconductor licensees or system OEMs to take advantage of their respective manufacturing strengths.  In addition, our architecture has flexible memory size, which enables our licensees to tailor their chip to include the specific memory size required for a targeted application.

•                  Programmable Solution.  Our intellectual property allows our licensees to develop software-based, application-specific chips as opposed to a hard-wired implementation.  A programmable solution allows our licensees to use the same IC design for several generations or variations of products, implementing these differentiations through software, thus shortening the time to market and reducing engineering costs.  Additionally, a programmable solution allows for “field upgrades” of the chips, where software can be replaced through remote down-loading rather than through replacing the chip.

•                  Improving Customers Time to Market.  A typical design cycle for a semiconductor company can be lengthy and painful.  Our technology shortens this design cycle and improves our customers overall time to market by addressing two of the main time-consuming stages of the design cycle: the process of porting the core design to physical hardware layout; and by providing ready-made software development environments for designing the software used in our core designs.

•                  Broad Product Line of DSP Cores and DSP Based Solution Set.  We have developed five generations of programmable DSP cores, which were designed to meet the performance, power consumption and cost requirements of various applications within the embedded DSP market.  We intend to continue to enhance our DSP cores and design new cores to meet future market demands.  Our family of cores offers broad selection of different price performance points, although each is designed for low power consumption, thereby enabling the crafting of optimal balance of performance, cost and power efficiency.  In addition, our latest DSP cores, the Teak and the PalmDSPCore, use advanced techniques of instruction level parallelism - Single Instruction Multiple Data (SIMD) and Multiple Instruction Multiple Date (MIMD), thereby enabling our cores to be embedded in high-performance applications such as telecommunications equipment (Multi-Channel Voice Gateways, DSLAM) and third generation smartphones.  During year 2001, we enhanced our offering with DSP based solution which incorporates, in addition to the DSP core, application specific software and hardware.  So far, our solution offering include the VoPKey, a customer premise/enterprise VoIP solution, and DSCKey for digital still camera market.

•                  Soft Core / Foundry Neutral.  Our cores are “soft cores,” which means that they include a complete software-based description of the circuits as well as simulation and verification data. This allows the licensee to create diversified versions of their embedded intellectual property solutions through the selection of different physical library vendors or silicon suppliers and allows our cores to be easily integrated across multiple semiconductor manufacturing processes with different geometry technologies.  This manufacturing independence enables our customers to select any foundry vendor or semiconductor process to manufacture their designs.

•                  Open Architecture.  Our SmartCore architecture is offered to a broad range of SoC manufacturers that provide solutions for system OEMs and has been adopted by leading worldwide semiconductor companies.  Our architecture has been adopted by several different categories of companies that play a role in the design of advanced DSP-based systems.  As a result, the system OEMs who are the consumers of our intellectual property enjoy the ability to choose multiple suppliers offering solutions based on our technology, and can leverage their buying power.

•                  Responsiveness to Our Customers Needs.  We have accumulated experience in supporting and assisting customers to get into production in the fastest way.  We train our licensees, provide them with detailed application notes, design examples and software libraries for their use in the design process.  We continue to be responsive to our customer needs and implement changes to our solutions for the benefit of our licensees.  Our development and support teams consist of experienced and highly-skilled engineers who enable us to provide a broad range of services and design aids.

•                  Technology Partner Network.  We have established a network of independent third parties that provide services and technologies complementary to ours, including leading service companies such as Tality, EDA vendors such as Mentor, Synopsis and Cadence, Real Time Operating Systems (RTOS) vendors such as CMX, multi-core debugger vendors such as Allant (a subsidiary of ARM Holding) and DSP software companies such as MEICOM, Espico and  Ensigma.  We believe that these third party partners offer existing and potential users of our technologies value-added solutions and help to establish our cores as an industry standard.

•                  Tightly Coupled Development Tools and Architecture.  We believe that it is a great benefit for our licensees that we provide them with both the DSP cores and the related software development and hardware emulation tools to assist in product development.  The close relationship between the DSP core architectures and the design development tools results in a design environment composed of optimized, code-efficient compilers as well as efficient and accurate hardware emulation prototypes, which we believe our customers prefer.

With each new core we have developed, we have added features and enhanced overall performance.  Our first core, the PineDSPCore, was released in 1992 and was developed for use in our IDT product line.  It also gained success in other DSP applications, such as hard disk drive applications, and VoIP phones.  In 1994, we introduced our OakDSPCore, an enhanced version of the PineDSPCore that, among other things, achieves a higher processing speed through improved architecture and includes an advanced, more efficient instruction set.  The OakDSPCore is especially well-suited for use in digital cellular phones, conventional modems, IP phones and portable audio.  Algorithms that use the PineDSPCore instruction set also can be run on the OakDSPCore.

In 1999, we introduced the TeakDSPCore.  The TeakDSPCore is a family of two low power, low-cost cores: the TeakLite™ and the Teak®.  These cores incorporated two new methodologies known as “soft core” and “synthesizable core” which significantly simplifies and shortens the process of porting the design technology to the licensee’s manufacturing process and technologies.  The TeakLite takes advantage of the wide adoption of the OakDSPCore and offers the advantages of lower power and higher operating speeds over its predecessor.  The Teak offers, in addition to the TeakLite benefits, two (as opposed to one) arithmetic units functioning in parallel (Dual MAC), which improves the performance of a notable portion of the DSP application.  The TeakDSPCore family is aimed at emerging applications in the digital cellular communications, including products implementing the Global System for Mobile communications (GSM), half-rate GSM, Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) standards.  We also have targeted these cores for products implementing emerging digital audio standards and formats such as AC3 and MP3, as well as for VoIP gateways.

In 1999, we also introduced the first version of our high performance PalmDSPCore.  The PalmDSPCore is a family of three cores, with each core version intended for a different market segment.  These cores are intended for a wide range of high performance applications, including third generation cellular communications, digital subscriber lines (DSL), VoIP gateways and consumer multimedia.  The following table sets forth the primary features of each of our SmartCores products:

DSP Group’s Core Designs

	PineDSPCore	OakDSP Core	TeakLite	Teak	PalmDSPCore
Data Word Length	16 bit	16 bit	16 bit	16 bit	16/20/24 bit
Design Methodology	Hard	Hard	Soft	Soft	Soft
Architecture	Single MAC	Single MAC	Single MAC	Dual MAC	Dual MAC & Instruction Level Parallelism
Program Address Space	64Kwords	64K words	64Kwords	4M words	16Mwords
Program Word Size	16 bit	16 bits	16 bit	16 bit	16/32 bit

In addition to incorporating our DSP core designs in our speech and telephony processors, we also license them to third parties together with our advanced software development tools, so that these licensees can incorporate our DSP core designs into their semiconductor chip products.  These licenses are generally granted in exchange for a license fee payment, a support fee and a royalty.  The license fee is generally recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed on determinable and collectability is probable.  The monthly support fee is typically paid in advance for a period of one or two years, and is recognized during that period.  Ongoing per-unit royalties are based on the number of units of products containing the core that are shipped by the licensee and are recognized as they are reported to us by these licensees.  Nonrefundable payment on account of future royalties are recognized upon receipt of the payment, provided no future obligation exists.  The timing and amount of royalties that we receive from our core licensees depends on the timing of each licensee’s product development and the degree of market acceptance of each licensee’s products, neither of which are within our control.  In 2001, 16 licensees shipped products utilizing our cores, an increase over the previous year.

The following is a partial list of companies who have licensed our DSP core designs and representative applications for which they use our DSP core designs:

DSP Core Design Licenses

Licensees	Representative Applications
Adaptec	Disk Drives
Atmel	ASIC, Communications
DSP Communications (a subsidiary of Intel)	Cellular Telephones
Fujitsu	ASIC, ADSL, Communications
Infineon	Cellular Communications;
Kawasaki	3G Cellular, ASIC
Kenwood	Audio Products
Legerity	Communications
LSI Logic	ASIC, DAB, Servo, Cellular
Marvell	Data Storage
Mitel	ASIC, Cellular, VoIP
Mitsubishi	Cellular
Mobilink	Cellular
National Semiconductor	Cellular
NEC	ASIC, Communications
Oki	3G Cellular, Modems, VoIP
PrairieComm	3G cellular
Philips Semiconductors	ASIC, Communications, Audio, Wireless
ROHM	ASIC, Cellular
Samsung	ASIC, Cellular and Multimedia, Data Storage
Seiko-Epson	ASIC, Communications
Sony	PDA, Audio, Servo
ST Microelectronics	Disk Drives
TDK Semiconductor	Modems
Tower	Foundry
Tioga	ADSL
Xemics	Low Voltage Applications
Zoran	Digital Still Camera

In 2001 the number of our core licensees increased as a result of several contracts signed for our DSPCores products.  During 2001, our licensees came out with solutions for the emerging markets of:  3G cellular in Japan, PDAs, wireless enabled PDAs and digital still cameras.  During 2001, we were also able to license our technology to companies that are specifically targeting the China market, which has the potential to be the largest market in terms of the number of cellular subscribers.

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

Originally developed for consumer telephone applications, we have also enhanced our TrueSpeech products for use in the computer telephony and VoIP markets.  We have both incorporated our TrueSpeech technology into our speech and telephony processors, as well as offer licenses of our TrueSpeech technology to computer telephony, personal computer and VoIP companies for inclusion in their products.

Our TrueSpeech technology has become one of the leading digital speech compression solutions in several markets.  In the personal computer market, Microsoft has incorporated one of our TrueSpeech algorithms in its Windows 95, Windows 98 and NT products.  In February 1995, the International Telecommunications Union established its G.723.1 standard for low bit rate speech compression, which incorporates the TrueSpeech 6.3 and 5.3 algorithms.  In March 1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the G.723.1 standard as a default low bit rate audio compression technology for all voice transmissions over the Internet and for conferencing products conforming to the International Telecommunication Union’s H.323 standard for packet-based multimedia communication systems.  G.723.1 is also part of the International Telecommunication Union’s H.324 standard for video conferencing over standard telephone lines.  Since its adoption and endorsement by the International Telecommunications Union and the International Multimedia Teleconferencing Consortium, the G.723.1 standard has gained considerable momentum in the video and audio conferencing industry.

We believe that the principal advantages of TrueSpeech, as compared with other currently available digital speech compression technologies, are as follows:

•                  Industry Acceptance and Field Proven.  As described above, a TrueSpeech algorithm, the G.723.1, was adopted as a standard by the International Telecommunications Union and was recommended as the a default speech algorithm for VoIP by the International Multimedia Teleconferencing Consortium.  This encourages broad usage of the algorithm, especially in VoIP and video conferencing applications.

•                  High Quality Speech.  Another advantage of TrueSpeech is that it reproduces high quality speech playback with minimum distortion by selectively eliminating nonessential and background sound data without significant loss of speech quality.  Our TrueSpeech technology has received high scores for speech quality from a number of independent evaluators.  For example, TrueSpeech scored the highest on the ITU’s test used to numerically rate the quality of the five competing speech compression algorithms submitted for adoption as the G.723.1 standard for video telephones.  In independently conducted tests performed by Dynastat, Inc., a company specializing in the performance evaluation of voice communication systems, TrueSpeech 6.3 received a mean opinion score of 3.98, where the standard of regular telephone quality was assigned a mean opinion score of 4.0.

•                  Cost Effectiveness.  TrueSpeech’s ability to achieve high speech compression with lower computational complexity provides it with a competitive cost advantage.  For example, competing speech compression algorithms evaluated by the ITU use 20% to 50% more computing power for the same compression and transmission rates, and require more memory for storage and operation.  Consequently, these competing speech compression algorithms require larger, more expensive DSPs and result in higher cost solutions than those based on our technologies.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing organization, as well as through a network of distributors and independent manufacturers’ representatives.  A marketing and sales team located in our headquarters in Santa Clara, California and in Israel pursues business with our customers in North America and closely monitors new markets, trends and customer needs to shape our strategic decisions.  In Japan, we operate from a marketing and support office in Tokyo and through Tomen Electronics, a local distributor.  In September 2000, we invested approximately $485,000 in Tomen’s parent company.  For more information, see Note 2 to the attached Notes to Consolidated Financial Statements for the year ended December 31, 2001.  In the rest of Asia, we operate through sales representatives in Hong Kong, India, South Korea and Taiwan.  To handle sales and distribution in Europe, we operate a marketing and support office located in France and have sales representatives in Denmark, Germany, Sweden and the United Kingdom.  Our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time.  The loss of one or more representatives or their failure to renew agreements with us upon expiration could harm our business, financial condition and results of operations.

Sales to Tomen Electronics comprised 56% of our total revenues in 2001, 52% in 2000 and 47% in 1999.  Export sales accounted for 89% of our total revenues in 2001, 86% in 2000 and 97% in 1999.  Due to our export sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws.  All of our sales to foreign entities are denominated in United States dollars.  See Note 5, of the attached Notes to

Consolidated Financial Statements for the year ended December 31, 2001, for a summary of our operations within various geographic areas.

Manufacturing and Design Methodology

Since our products are based on our proprietary DSP core designs, which are not dependent upon a particular foundry’s library cells, these products can be manufactured at a number of independent foundries. Accordingly, all of our manufacturing occurs at independent foundries.  We contract fabrication services for speech and telephony processors from Taiwan Semiconductor Manufacturing Company, Sony and UMC.  Under non-exclusive agreements, these independent foundries normally provide us with either finished, packaged and tested speech processors at variable prices depending on the volume of units purchased or as sorted good wafers.  We customarily pay for fully-tested products meeting predetermined specifications.  To ensure the integrity of their quality assurance procedures, we develop detailed testing procedures and specifications for each product and require each foundry to use these procedures and specifications before shipping us finished products.

We intend to continue to use independent foundries to manufacture digital speech processors, cordless devices and other products for the consumer telephone and computer telephony markets.  To obtain an adequate supply of finished wafers in the future, we are producing most of our materials in various alternative production fabs.  Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields and their allocation of sufficient capacity to us to meet our needs.  In addition, foundries in Taiwan produce a significant portion of our wafer supply.  As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, customer support and the timing of product introductions by us and our competitors.  We believe that we are competitive with respect to most of these factors.  Our principal competitors in the cordless market include National Semiconductor, Philips and Siemens/Infinion.

The principal competitive factors in the Voice over Packet market include price, system integration level, customer support and the timing of product introductions by us and our competitors.  We believe that we are competitive with respect to most of these factors.  Our principal competitors in the Voice over Packet market include TI/Telogy, Virata, AudioCodes and Ishoni.

The principal competitive factors in the DSP core designs market for high volume, low cost applications include such features as small size, low power, flexible I/O blocks and associated development tools.  Our DSP core designs compete with companies such as 3DSP, BOPS, LSI Logic and Siemens/Infinion, which license DSP cores, and companies such as Analog Devices, Agere, Motorola, and Texas Instruments, which sell their own complete general purpose DSP or application specific DSP solutions.

Several digital speech compression technologies exist and are currently being developed that may be promoted by our competitors as industry standards for the computer telephony and personal computer markets.  Our TrueSpeech algorithms compete with other proprietary speech algorithms like the RealAudio and the speech compression standards such G.729A/B and AMR. each of which is available for licensing or public domain.  There are many versions of these algorithms that have been developed by different parties, including AT&T, which has been actively involved in the development of GSM speech compression, and Motorola, which developed the original VSELP algorithm.  Although TrueSpeech has achieved a degree of acceptance in the computer telephony, personal computer and VoIP markets, ADPCM and the speech compression technologies for the GSM and VSELP protocols are widely used in the development and implementation of new products in the telephony industry.  In addition, other advanced speech compression algorithms have been introduced by competitors that offer compression ratios comparable to or higher than the TrueSpeech algorithms.  In addition, large companies, such as AT&T, Creative Labs, Motorola and Lucent, have speech processing technologies that can be applied to speech compression for use in the same markets for which our products are targeted.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations.  We have experienced and expect to continue to experience increased competitive pricing pressures for our IDT processors.  We were able to partially offset price reductions which occurred during 2001 through manufacturing cost reductions, by achieving a higher level of integration in our products and by combining other functions, which used to be parts of separate chips, into our DSP Group chips.  However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

Research and Development

We believe that the continued timely development and introduction of new products is essential to maintain our competitive position.  We currently conduct most of our product development at our facilities.  At December 31, 2001, we had a staff of 130 research and development personnel, of which 106 were located in Israel.  We also employ independent contractors to assist with certain product development and testing activities.  We spent approximately $26.2 million in 2001, $20.9 million in 2000 and $15.4 million in 1999, on research and development activities.

Licenses, Patents and Trademarks

We have been granted eighteen United States patents, one Canadian patent, one European patent and four Japanese patents, and have forty-five patents pending in the United States,  four patents pending in Japan, one patent pending in Taiwan, sixteen patents pending in Israel, four patents pending in Korea and four patent pending in Europe.  We actively pursue foreign patent protection in other countries of interest to us.  Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology.  The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain.  Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others.  In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures.  Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights.  While we have not been involved in any material patent or other intellectual property rights litigation to date, we cannot provide assurance that third parties will not assert claims against us with respect to existing or future products or that we will not need to assert claims against third parties to protect our proprietary technology.  For example, AT&T has asserted in the past that G.723.1, which is primarily composed of our TrueSpeech algorithm, includes certain elements covered by a patent held by AT&T.  AT&T has requested that video conferencing equipment manufacturers license this technology from AT&T and has sued Microsoft, one of our TrueSpeech licensees, for infringement.  We have not been named in AT&T’s suit against Microsoft.  If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.  In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

We have been issued registered trademarks for the use of the PineDSPCore, Pine assyst simulatorm, Pine, OakDSPCore, TeakDSPCore, Teak, PalmDSPCore, OCEM, TrueSpeech, Full Duplex SpeakerPhone, TeakLite, Triple Rate Coder and Flexispeech trademarks.  In addition, we applied for trademarks for PalmAssyst, Assyst, SmartCores, Phone-on-a-Chip and Total Telephony Solution.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property.  In addition, we believe that because of the rapid pace of technological change in the consumer telephone, computer telephony and personal computer industries, patents and trade secret protection are important but must be supported by other factors, including the expanding knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements.  Although we continue to implement protective measures and intend to defend our intellectual property rights, we cannot assure you that these measures will be successful.

Backlog

At December 31, 2001, our backlog was approximately $21.5 million compared with approximately $36.2 million at December 31, 2000.  We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and fees have been specified in executed licensing contracts.  Our business in IDT speech processors is characterized by short-term order and shipment schedules.  Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty.  Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2001, we had 212 employees, including 130 in research and development, 31 in marketing and sales and 51 in corporate and administration and manufacturing coordination.  Competition for personnel in the semiconductor, software and personal computer industries in general is intense.  We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand.  In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience.  None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage.  We believe that relations with our employees are well established.

Risk Factors

Various discussions in this Annual Report on Form 10-K contain forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs, as well as our plans and strategies.  These forward-looking statements are based on current expectations and we assume no obligation to update this information.  Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

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

•                  changes in the mix of products sold by us or our competitors;

•                  fluctuations in the level of sales by original equipment manufacturers (OEMs) and other vendors of products incorporating our products; and

•                  general economic conditions, including the changing economic conditions in the United States.

             Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations.  Through 2002, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived more from license fees than per unit royalties.  The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results.  Our per unit royalties from licenses are dependent upon the success of our OEM licensees in introducing products utilizing our technology and the success of those OEM products in the marketplace.  Per unit royalties from TrueSpeech licensees have not been significant to date, and we do not expect them to increase significantly in the future.

             Furthermore, 2001 was a challenging year for the telecommunication and semiconductors industries, thereby resulting in longer sales cycles and delays in the purchase decision-making process of potential customers for our DSP Core technology.  The longer sales cycles and various delays have further resulted in limited business visibility for completion of future license agreements.  Accordingly, we may have difficulty in accurately forecasting our licensing revenues for any future quarter.

Our Average Selling Prices Continue to Decline.  Sales of our IDT products consisted of 73% of our total revenues in 2001.  However, we have experienced a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions.  However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices of our IDT processors.

We Depend on the IDT Market Which is Highly Competitive.  Sales of IDT products comprise 73% of our product sales.  Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations.  The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase.  Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do.  It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs.  This inability would have a material adverse effect on our business, financial condition and results of operations.  Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Although the 900 Mhz Digital Spread Spectrum RF and Base Band technology acquired in 1999 from Advances Micro Devices gave us a “cheap entry ticket” into this market, this technology is not state of the art and we have noticed a trend of decreasing sales for product models which are based on this technology.  In 2001, we introduced new RF and Base Band models.  However, we cannot assure you that these new other enhanced models which we are developing will be accepted by the market.

Despite the recent success of development and sales of our DSP Cores, our customers continue to request new technologies not currently owned by us, and we may not succeed in developing such technologies in a timely basis and in a cost-effective manner, which could affect our competitive position and results of operations.

We Depend on Foundries to Manufacture Our Integrated Circuit Products.  All of our integrated circuit products are manufactured by independent foundries.  While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry capacity to meet our needs in a timely manner.  We currently do not have long-term supply contracts with any of these foundries.  Therefore, they are not obligated to perform services or supply products to us for any specific period or in any specific quantities.  To meet our increased wafer requirements, we have added additional independent foundries to manufacture our processors.  Our reputation, competitive position and revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability.  For example, foundries in Taiwan produce a significant portion of our wafers.  As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our reputation, business, financial condition, and results of operations.  Our business could also be harmed if one or more of the foundries terminates its relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis.

Furthermore, there are other significant risks associated with relying on these third-party foundries, including:

•         risks due to the fact that we have reduced control over production cost, delivery schedules and product quality;

•         less recourse if problems occur as the warranties on wafers or products supplied to us are limited; and

•         increased exposure to potential misappropriation of our intellectual property.

We May Need to Increase Our Research and Development Efforts to Remain Competitive.  The DSP Cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate their chip designs to increase the parallel processing of the chips and/or designs they offer.  For example, one such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time.  If such technology continues to improve the programming processing of these chips, or if other new technologies are demanded by our customers, we may need to further our research and development to obtain such technologies or our failure to remain competitive could have an adverse effect on our results of operations.  We spent $26.2 million, or 23% of our total revenues, in 2001, on research and development and expect to continue to invest heavily in this area.  However, we cannot assure you that this or future expenditures will result in new and enhanced products or such products will be accepted in the market.

We Depend on International Operations.  We are dependent on sales to customers outside the United States.  We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future.  For example, export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 89% of our total revenues for 2001.  As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls.  These shortfalls could cause our business, financial condition and results of operations to be harmed.  Some of the risks of doing business internationally include:

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

We Rely on a Primary Distributor and the Failure of This Distributor to Perform as Expected Could Reduce Our Future Sales and Revenues.  We sell our products to customers primarily through distributors and OEMs.  Particularly, revenues from one distributor, Tomen Electronics, accounted for 56% of our total revenues in 2001.  Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products.  The loss of this distributor and our inability to obtain a satisfactory replacement in a timely manner may harm our sales and results of operations.

We Face Risks From Operating in Israel.   Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2001, 164 of our 212 employees were located in Israel, including 106 out of 130 of our research and development personnel.  In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel.  Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel.  Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980’s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest.  In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment.  Although they have not done so to date, these restrictive laws and policies may have an adverse impact on our operating results, financial condition or expansion of our business.

Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries.  Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, hostilities between Israel and some of its Arab neighbors have recently escalated and intensified.  We cannot predict whether or in what manner these conflicts will be resolved.  Our results of operations may be negatively affected by the obligation of key personnel to perform military service.  In addition, certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time.  Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future.  Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel’s general rate of inflation.  While significant part of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in new Israeli shekels.  Our primary expenses paid in new Israeli shekels are employee salaries and lease payments on our Israeli facilities.  As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses.  We cannot assure you that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations.  From time to time, we use derivative instruments in order to minimize the effects of such developments, but our hedging positions may be partial, may not exist at all in the future or may not succeed to minimize our foreign currency fluctuation risks.

Any Future Profitability May Be Diminished If Tax Benefits from the State of Israel Are Reduced or Withheld.  We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our  facilities and programs.  To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations.  We believe that we will be able to continue to meet such conditions.  Should we fail to meet such conditions in the future, however, we would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received.  We cannot assure you that such grants and tax benefits will be continued in the future at their current levels or otherwise.  The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

We Depend Upon the Adoption of Industry Standards that Use TrueSpeech Technology.  Our business is partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and VoIP markets.  The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for us to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors.

In February 1995, the International Telecommunications Union established G.723.1, which is predominately composed of a TrueSpeech algorithm, as the standard speech compression technology for use in video conferencing over public telephone lines.  In March

1997, the International Multimedia Teleconferencing Consortium, a nonprofit industry group, recommended the use of G.723.1 as the default audio coder for all voice transmissions over the Internet or for IP applications for H.323 conferencing products.  If TrueSpeech algorithms are not adopted as the standard speech compression technology for different applications, the sales of our TrueSpeech products may not achieve anticipated levels.  If new standards are developed based on technology we did not possess, our business could be harmed.

There Are Risks Associated with Our Acquisition Strategy.  We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies.  We are unable to predict whether or when any other prospective acquisition will be completed.  The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention.  We cannot  assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets.  Further, once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected.  The occurrence of any of these events could harm our business, financial condition or results of operations.  Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

Risks of Infringement of Intellectual Property Rights of Others.  As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of our TrueSpeech algorithm, includes certain elements covered by a patent held by AT&T. AT&T has requested that video conferencing manufacturers license the technology from AT&T and has sued Microsoft, one of our TrueSpeech licensees, for infringement. Other organizations including Agere, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology.  If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.

If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing.  Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us.  Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology.

Alternatively, we could be required to expend significant resources to develop non-infringing technology.  We cannot assure you that we would be successful in developing non-infringing technology.

Protection of Our Intellectual Property Rights is Limited.  Our success and ability to compete is in part dependent upon our internally developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants.  In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed.  However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain.  Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others.  Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary.  Moreover,  the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.  Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel.  Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure you that we will be able to prevent misappropriation of our technology.  Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Terrorist Attacks and Threats or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price.  Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of wafer supplies to us and decreased sales of our products.  More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy.  They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

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

Preliminary Discussions with Parthus Technologies plc.  We had previously announced that we contemplated a spin-off of our intellectual property licensing business.  However, recently, we confirmed that we were in preliminary discussions with Parthus Technologies plc regarding a potential combination of Parthus’ business with our IP licensing business.  As of March 22, 2002, we have not come to any final agreements with Parthus regarding this potential transaction, and we cannot predict  whether or when any business combination with Parthus Technologies will occur, if at all.  If we do agree to combine our licensing business segment with Parthus Technologies, the process of separating our licensing business and integrating it with that of Parthus may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention.  Further, even if a business combination with Parthus Technologies was completed, we cannot assure you the business combination will achieve the levels of revenues, profitability or productivity or otherwise perform as expected.  All of the forward-looking statements made herein with respect to our business, results of operation and financial condition are necessarily colored by, and would be materially affected by, any business transaction with Parthus Technologies, if it occurs.

Item 2. PROPERTIES.

Our operations in the United States are located in an approximately 14,345 square foot leased facility in Santa Clara, California. This facility houses our marketing and technical support, North American sales, operations, manufacturing coordination and administrative personnel. This facility is leased through March 31, 2004.  Our operations in Israel are located in approximately 29,800 square feet of leased facilities, with the primary leased facility located in Herzelia Pituach, Israel.  These facilities are leased through November 2003. VoicePump operations in the United States are located in approximately 4,000 square feet of leased facilities in Palo Alto, California and Chicago, Illinois.  The facility in Palo Alto is leased through October 2005.  The facility in Chicago is leased through November 2003.

Item 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business activities.  Also, as is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties.  For example, AT&T has asserted that G.723.1, which is primarily composed of our TrueSpeech algorithm, includes certain elements covered by a patent held by AT&T.  AT&T has sued Microsoft, one of our True Speech licensees, for infringement.  We have not been in named in the suit against Microsoft.  We believe, that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

DSP Group’s common stock, par value $0.001, trades on the Nasdaq National Market (Nasdaq symbol “DSPG”).  The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended
December 31, 2001	High	Low
First Quarter	$29.63	$14.75
Second Quarter	$23.30	$13.50
Third Quarter	$26.48	$18.30
Fourth Quarter	$24.69	$18.82

Year Ended
December 31, 2000	High	Low
First Quarter	$71.19	$38.00
Second Quarter	$74.50	$35.00
Third Quarter	$64.75	$36.38
Fourth Quarter	$38.00	$18.63

As of March 14, 2002, there were approximately 86 holders of record of DSP Group’s common stock, which we believe represents approximately 11,768 beneficial holders.  We have not paid cash dividends on our common stock and presently intends to follow a policy of retaining any earnings for reinvestment in our business.

Item 6. SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data presented below are derived from DSP Group’s consolidated financial statements.  The consolidated financial statements for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been audited by Kost Forer & Gabbay, a member of Ernst & Young International.  The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,	2001	2000	1999	1998	1997
	(U.S. dollars in thousands, except per share amount)
Statements of Operatations Data:
Revenues	$114,674	$109,513	$76,433	$63,850	$61,959
Income from continuing operations	$21,916	$49,835	$54,579	$14,415	$11,034
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	26,641	26,616	23,468	19,536	19,472
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	27,606	28,669	25,442	20,032	20,406
Basic net earnings per share	$0.82	$1.87	$2.33	$0.74	$0.57
Diluted net earnings per share	$0.79	$1.74	$2.15	$0.72	$0.54

Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$249,791	$223,201	$161,371	$66,989	$65,944
Working capital	$107,328	$82,613	$123,810	$12,750	$51,859
Total assets	$312,379	$282,807	$206,179	$85,791	$85,826
Total stockholders’ equity	$278,977	$246,165	$183,957	$75,695	$74,170

Year Ended December 31, Fiscal Years by Quarter	2001				2000
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$29,187	$34,955	$26,358	$24,174	$31,425	$28,988	$25,713	$23,387
Gross profit	$14,222	$17,311	$14,601	$14,167	$18,167	$16,073	$13,776	$12,589
Net Income	$4,043	$6,854	$5,357	$5,662	$8,743	$8,428	$17,255	$15,409
Net earnings per share — Basic	$0.15	$0.26	$0.20	$0.21	$0.33	$0.31	$0.65	$0.60
Net earnings per share — Diluted	$0.15	$0.25	$0.20	$0.21	$0.31	$0.29	$0.59	$0.54

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Year 2001 was a challenging year for DSP Group.  However, despite the global economic downturn, the September 11 events and the challenges faced by companies operating in the telecommunication and semiconductors markets in 2001, we were among the few companies that demonstrated growth in their top line, and recorded operating and net profits of 12% and 19% of revenues, respectively.  In the second quarter of 2001, we successfully launched our new generation of cordless telephony products, 900MHz Narrow Band.  Our liquidity continued to improve throughout 2001 and by year end, we achieved new record highs for

DSP Group with respect to cash, cash equivalents, marketable securities and short term bank deposits.  Such increases were derived primarily from increased revenues and reduced operating working capital and capital expenditure requirements.  Our future operating results will be dependent upon a variety of factors.  In evaluating our business, you should carefully consider the information set forth under the caption “Risk Factors” and in other sections of this Annual Report on Form 10-K.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, taxes on income, financing operations, warranty obligations and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•       Revenue Recognition.  We recognize product revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards, or SFAS, No. 48 “Revenue Recognition When Right of Return Exists.”  We recognize software revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”  We periodically consider arrangements regarding certain customers with payment terms extending beyond customary payment terms not to be fixed or determinable.  We also record estimated reductions to revenue for product returns.  If our customers return more products than we estimate, additional reductions to revenue may be required.  In addition, we defer revenue associated with long-term customer maintenance contracts.  The value of these contracts is recognized ratably over the length of the customer contract.

•       Inventory.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•       Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions.  If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

•       Investments in Available for Sale Marketable Equity Securities - AudioCodes Ltd. and Tomen Corporation.   We classify these investment securities as available-for-sale securities.  Pursuant to SFAS No. 115, such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of.  However, in accordance with SFAS No. 115, a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.

Total Revenues.  Our total revenues were $114.7 million in 2001, $109.5 million in 2000 and  $76.4 million in 1999.  This represents an increase in total revenues of 5% in 2001 as compared to total revenues in 2000, and an increase of 43% in total revenues in 2000 as compared to those in 1999.  The increase in revenues in 2001 as compared to 2000 was primarily the result of strong demand for our 900 MH Narrow Band chip set.  Our licensing revenues in 2001 were $26.6 million as compared to  $25.1 million in 2000 and $19.0 million in 1999.  This represents an increase in licensing revenues of 6% in 2001 as compared to 2000, and an increase of 32% in 2000 as compared to those in 1999.  The increase in our licensing revenues in 2001 as compared to 2000 was primarily the result of an increase in support and contract engineering activities.

In 2001, we witnessed a challenging environment in the telecommunication and semiconductors industries, resulting in longer sales cycles and delays in the purchase decision-making processes of potential customers for our DSP Core technology.  This resulted in fewer number of new license agreements executed in 2001, as compared to 2000, and limited business visibility for future license agreements.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP cores to foreign customers, represented 89% of our total revenues in 2001, as compared to 86% in 2000 and 97% in 1999.  The increase in export sales in 2001 as compared to 2000 was primarily due to higher sales to the Japanese market (especially IDT product sales) and less sales to the American market (especially in our licensing activities).  All export sales are denominated in U.S. dollars.

Significant Customers.  Revenues from one distributor, Tomen Electronics, accounted for 56% of our total revenues in 2001 as compared to 52% in 2000 and 47% in 1999.  The slight increase in 2001 as compared to 2000 is primarily due to a greater number of sales in Japan.  The loss of Tomen Electronics or one or more of our other major distributors or customers could harm our business, financial condition and results of operations.

Gross Profit.  Gross profit as a percentage of total revenues was 53% in 2001, 55% in 2000 and 57% in 1999.  The decrease in total gross profit in 2001 as compared to 2000 was due to a change in the product mix associated with the introduction of our new Cordless chip set and an inventory write-off of approximately $1.0 million associated with our old line of products consisting of CT000 and D6000.

Product gross profit as a percentage of product sales was 40% in 2001, 43% in 2000 and 42% in 1999.  In each of these years, we managed to partially offset the continued decline in average selling prices of our products with a reduction in manufacturing costs, partially due to technological improvements.

Research and Development Expenses.  Research and development expenses increased significantly to $26.2 million in 2001, from $20.9 million in 2000 and $15.4 million in 1999.  The increase in research and development expenses in 2001 as compared to those in 2000 were primarily due to the hiring of additional engineers associated with our VoIP and RF 2.4GHz CMOS design projects.  The increase in research and development expenses in 2000 as compared to those in 1999 were primarily due to the hiring of additional engineers associated with the acquisition of VoicePump, as well as from an increase in external services provided to our research and development team.  Our average engineering headcount in 2001 increased by 18% as compared to 2000 and 45% in 2000 as compared to 1999.  Research and development expenses as a percentage of total revenues were 23% in 2001, 19% in 2000 and 20% in 1999.

Sales and Marketing Expenses.  Our sales and marketing expenses were $12.1 million in 2001, $12.9 million in 2000 and $9.3 million in 1999.  The slight decrease in expenses in 2001 as compared to those in 2000 was primarily due to lower sales commission due to different commission rates applied on a change in product mix sold in 2001.  The increase in expenses in 2000 as compared to 1999 was due to an increase of 17% in our sales and marketing personnel, as well as to an increase in our sales commissions (due to the increase in our revenues) and higher facility costs for our Japanese subsidiary, Nihon DSP K.K.  Sales and marketing expenses as a percentage of total revenues were 11% in 2001 and 12% in both 2000 and 1999.

General and Administrative Expenses.  Our general and administrative expenses increased to $7.7 million in 2001 from $6.5 million in 2000 and from $5.5 million in 1999.  General and administrative expenses increased in 2001 from 2000, mainly due to additional personal as well as amortization of goodwill related to the acquisition of VoicePump.  General and administrative expenses increased in 2000 from 1999, mainly due to an increase in accounting, tax and legal professional expenses we incurred with respect to the proposed spin-off of our DSP Cores licensing division.  General and administrative expenses as a percentage of total revenues were 7% in 2001, 6% in 2000  and 7% in 1999.

Unusual Items.  In the first quarter of 2000, we recorded two unusual expense items amounting to approximately $14.2 million. A write-off of $11.9 million was recorded relating to the acquired in-process research and development in connection with the acquisition of approximately 73% of the outstanding shares of VoicePump.  An expense of $2.3 million was recorded reflecting the accelerated amortization of acquired assets and intangibles related to the 1999 acquisition of 900 MHz RF and baseband technology from Applied Micro Devices, Inc.  We did not record any unusual items in 1999 or 2001.

Interest and Other Income (Expense).  Interest and other income and interest and other expenses, net, decreased slightly to income of $13.0 million in 2001 from income of $13.3 million in 2000.  Interest and other income net of interest expenses was $5.8 million in 1999.  The decrease in interest and other income net of interest expense in 2001 as compared to 2000 was a result of  overall lower market interest rates in 2001, off-set by higher levels of cash, cash equivalents,  marketable securities and short term bank deposits in 2001.  The increase in interest income in 2000 as compared to 1999, was a result of higher levels of cash, cash equivalents, marketable securities and short term bank deposits in 2000, mainly due to additional sales of a portion of our equity investment in AudioCodes, as well as higher yields on our financial investments in 2000.

Equity in Earnings of Affiliate.

Starting April 1, 2001, we no longer had significant influence over the operating and financial policies of AudioCodes and thus cannot implement the equity method of accounting for this investment.  Equity in income of equity method investees was $105,000 in 2001 (all of which were recorded in the first quarter of 2001), $2,644,000 in 2000 and $2,475,000 in 1999.

As of December 31, 2001, we owned approximately 4.5 million shares of AudioCodes common stock, which represents approximately 11% of the outstanding capital of AudioCodes.  All shares and per share numbers with respect to AudioCodes have been adjusted to reflect the 2 for 1 stock split effected by AudioCodes in October 2000.

As of December 31, 2001, the fair market value of our investment in AudioCodes was approximately $25.1 million.

For more information about related party transactions, see Note 8 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2001.

Capital Gain.

In May 1999, we exercised our warrant to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.2 million.  In the same month, AudioCodes completed its initial public offering (IPO) and is now listed on the Nasdaq SmallCap Market under the symbol “AUDC.”  In its IPO, AudioCodes issued 7.0 million shares at a price of $7.00 per share.  As a result, we recorded in “Other income (expense)” in our consolidated statements of income for 1999 a one-time capital gain in the amount of $11.8 million.  This amount was comprised of $9.4 million, from the sale of our shares sold in the IPO and $2.5 million from the sale of approximately 496,000 of our AudioCodes shares to the underwriters to cover their over-allotment option.  The gross proceeds from our sale were approximately $3.2 million.  In October 1999, AudioCodes successfully concluded a follow-on public offering of 6.0 million shares at a price of $20.50 per share.  In the follow-on offering, AudioCodes issued and sold 3.0 million shares and an additional 3.9 million shares were sold by shareholders, of which approximately 2.1 million shares were sold by us in two separate transactions.  Our proceeds from these transactions were approximately $42.8 million, and we recorded in 1999 an additional capital gain in the amount of $47.1 million.  This amount was comprised of $10.8 million, which resulted from the public offering and $36.3 million from the sale of approximately 2.14 million AudioCodes’ shares.  As of December 31, 1999, we held approximately 5.8 million AudioCodes shares, which represented about 15% of its outstanding shares.  In January 2000, we sold 1.2 million shares of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000 a capital gain in the amount of $40.0 million.  In June 2000, we sold an addition 0.5 million shares of AudioCodes for approximately $19.2 million and recorded in the second quarter of 2000, an additional capital gain in the amount of $17.6 million. In the forth quarter of 2000, we purchased in the open market 300,000 of AudioCodes shares for approximately $4.9 million.  This transaction created an excess of purchase price over net assets acquired (approximately $3.75 million at the date of purchase), which was attributed to goodwill to be amortized over seven years.  As of December 31, 2001, we own approximately 4.5 million shares of AudioCodes common stock, which represents approximately 11% of the outstanding capital of AudioCodes.  All shares and per share numbers with respect to AudioCodes have been adjusted to reflect the 2 for 1 stock split effected by AudioCodes in October 2000.

Provision for Income Taxes.

Our effective tax rate was 20.5% for 2001, 18.0% (excluding tax on capital gain) for 2000 and 22.0% for 1999.  The tax rate for 2001 was higher compared to 2000, due to relative decrease in income subject to foreign tax holiday benefits.  The tax rate for 2000 was higher compared to 1999, due mainly to our higher utilization of foreign tax holiday benefits in 1999.

DSP Group Ltd., our Israeli subsidiary, has been granted “Approved Enterprise” status by the Israeli government according to five investment plans.  The Approved Enterprise status allows for a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on the respective investment plans’ proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire starting from 2005 through to 2012.

Our management has assessed the need for a valuation allowance against deferred tax assets and has concluded that it is more likely than not that $2.3 million deferred tax assets will be realized based on current levels of future taxable income and potentially refundable taxes.

Related Party Transactions.

From 1993 and until 2001, we engaged in a development and licensing agreement with AudioCodes.  Under the agreement, AudioCodes performed certain research and development services for us for which we paid AudioCodes a service fee.  We also paid AudioCodes royalty fees realized from the sale of our products that incorporated their technology.

In addition, we were a supplier of chips to AudioCodes for which we received $511,000 in 2001.  For more information about our various arrangements with AudioCodes, see Note 8 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2001.

Liquidity and Capital Resources

During 2001, we generated $25.5 million of cash and cash equivalents from our operating activities, as compared to $9.6 million during 2000 and $2.7 million in 1999.  The significant increase in 2001 of cash and cash equivalents as compared to 2000 occurred even though we experienced a significant decrease in net income in 2001 as compared to 2000.  The increase was due mainly to the non-cash effects of the capital gains attributed to the sale of AudioCodes common stock, an increase in deferred income tax, net, and a decrease in our trade receivables.  The significant increase in 2001 of cash and cash equivalents was partially offset by the decrease in amortization of the in-process research and development costs in connection with the VoicePump acquisition, as well as decrease in trade payable, income tax payable and accrued expenses and other accounts payable.  The increase in 2000 of cash and cash equivalents as compared to 1999 was due mainly to the non-cash effects of the write-off of the in-process research and development costs in connection with the VoicePump acquisition and the increase in accounts payable and accrued expenses.  The increase in 2000 of cash and cash equivalents over 1999 was partially offset by the decrease in deferred income taxes, as well as to the increase in income tax payable.

We invest excess cash in short-term bank deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.  In 2001, we purchased $194.0 million of investments classified as short-term cash deposits and marketable securities, as compared to $155.0 million in 2000 and $131.4 million in 1999.  In addition, $162.9 million of our investments classified as marketable securities matured in 2001 as compared to $120.0 million in 2000 and $48.7 million in 1999.  During 2001 and 2000, the average maturity for our investments was approximately 23 months and 12 months, respectively.

Our capital equipment purchases amounted to $4.5 million in 2001, $3.4 million in 2000 and $5.2 million in 1999 for computer hardware and software used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, and furniture and fixtures.

In September 2000, we invested approximately $485,000 (50.0 million Yen) in exchange for stock in our Japanese distributor’s parent company, Tomen Corporation, as part of a long-term  strategic relationship.  Tomen’s shares are traded on the Japanese stock exchange, and are recorded in “Other Investments” on the balance sheets, and accounted for as available for sale marketable equity securities.  As of December 31, 2001, the fair market value of our investment in Tomen was approximately $292,000.

On February 2, 1999, we issued and sold 2.3 million shares (pre-split 2:1) of our common stock, which represented 19.6% of our outstanding common stock at the time of the transaction, to Magnum Technologies Ltd., an international investment fund, for an aggregate net proceeds to us of $34.5 million.  In February and August 2000, Magnum sold 2.9 million shares  of its holdings.  In August 2001 Magnum sold 906,500 shares of our common stock.  In the beginning of 2002, Magnum sold 749,200 shares of our common stock.  After the sales, Magnum currently holds approximately 1.3 million shares, representing approximately 4.7% of our outstanding shares of common stock as of March 14, 2002.

Cash received upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan in 2001 totaled $4.9 million, as compared to $15.6 million in 2000 and $20.4 million in 1999.

Stock Repurchase Program.

In March 1999, our Board of Directors authorized the company to repurchase up to an additional 2,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions, thereby increasing the total shares authorized to be repurchased by the company to 4,000,000 shares.  Accordingly, during the year 2001, we repurchased 40,000 shares of our common stock at an average price of $20.30 per share, for an aggregated purchase price of $0.8 million.  In 2001, we issued 451,000 shares of our common stock to employees who exercised their stock options.

At December 31, 2001, our principal source of liquidity consisted of cash, cash equivalent and cash deposits totaling $39.1 million and held to maturity marketable securities and short-term bank deposits totaling $210.6 million.  Our working capital at December 31, 2001 was $107.3 million.

We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements through at least the next 12 months.  A decrease in our sales or demand for products incorporating our technology would likely affect our working capital amounts.  As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies.  Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses.  Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing.  There can be no assurance that we will consummate any such transactions.  See “Risk Factors — There are Risks Associated with our Acquisition Strategy” for more detailed information.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Interest Rate Risk.  It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below.  We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on a held to maturity basis.

Foreign Currency Exchange Rate Risk.  As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2002.  However, due to the recent increase in the volatility of the exchange rate of the NIS versus U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS which could have an adverse effect on the expenses that we incur in the State of Israel.  For example, to protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments during the year, we instituted a foreign currency cash flow hedging program.  At the end of first quarter of year 2001, we started to purchase put option contracts and entered into forward contracts to hedge a portion of the anticipated NIS payroll of our Israeli subsidiary for a period of two to ten months.

These options contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.  As of December 31, 2001, we recorded a comprehensive loss amounting to $30.5 thousands which derives from our forward contracts in respect to anticipated payroll payments expected in the year 2002.  Such amounts will be recorded in earnings in 2002.  For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2001.

European Monetary Union.  Within Europe, the European Economic and Monetary Union (the “EMU”) introduced a new currency, the euro, on January 1, 1999.  Effective January 1, 2002, all EMU countries are expected to be operating with the euro as their single currency.  We have assessed the effect the euro formation has on our internal systems and the sale of our products and believe that the cost related to the euro conversion is not material to us and will not have a substantial effect on our financial condition and results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description:
Report of Kost Forer & Gabbay, a member of Ernst & Young International, Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31,2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Auditors

To The Stockholders of

DSP Group, Inc.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Group, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

KOST FORER & GABBAY

A member of Ernst & Young International

Tel Aviv, Israel

January 22, 2002

Except for Note 9 as to which the date is March 15, 2002

DSP Group, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2000
	(US dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$39,146	$45,035
Marketable securities and short term bank deposits(*)	70,893	94,256
Trade receivable, less allowance for returns of $123 in 2001 and 2000 and for doubtful accounts of $418 in 2001 and $200 in 2000	14,430	16,932
Deferred income taxes	2,338	4,554
Other accounts receivable and prepaid expenses	1,866	1,445
Inventories	2,098	2,815
Total current assets	130,771	165,037

Property and equipment, net	7,589	6,451

Long term marketable securities(*)	139,752	83,910
Other investments	25,536	21,000
Other assets, net	6,419	4,259
Severance pay fund	2,312	2,150
Total long term assets	174,019	111,319
Total assets	$312,379	$282,807

(*) Reclassified

The accompanying notes are integral part of the consolidated financial statements

DSP Group, Inc.

Consolidated Balance Sheets (Cont'd)

	December 31,
	2001	2000
	(US dollars in thousands, except share data)
Liabilities and stockholders’ equity
Current liabilities:
Trade payable	$5,830	$8,092
Accrued compensation and benefits	6,033	5,276
Income taxes payable	5,301	6,414
Accrued royalties	2,723	2,472
Accrued expenses and other accounts payable	3,556	5,772
Total current liabilities	23,443	28,026

Long term liabilities:
Accrued severance pay	2,418	2,147
Deferred income taxes	7,541	5,559
Minority interest	—	910
Total long term liabilities	9,959	8,616
Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares — 5,000,000 as of December 31, 2001 and 2000 Issued and outstanding shares — none as of December 31, 2001 and 2000	—	—
Common Stock, $0.001 par value:
Authorized shares — 50,000,000 as of December 31, 2001 and 2000
Issued and outstanding shares — 26,873,717 as of December 31, 2001 and 26,248,057 as of December 31, 2000 (see Note 4)	27	27
Additional paid-in capital	155,969	151,787
Treasury stock	(8,623)	(19,940)
Accumulated other comprehensive income	2,652	—
Retained earnings	128,952	114,291
Total stockholders’ equity	278,977	246,165
Total liabilities and stockholders’ equity	$312,379	$282,807

The accompanying notes are integral part of the consolidated financial statements

DSP Group, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2001	2000	1999
	(US dollars in thousands, except per share data)
Revenues:
Product sales	$88,069	$84,384	$57,397
Licensing, royalties and other	26,605	25,129	19,036
Total revenues	114,674	109,513	76,433

Costs of revenues:
Product sales	52,782	47,861	33,051
Software licensing, royalties and other	1,591	1,047	155
Total cost of revenues	54,373	48,908	33,206
Gross profit	60,301	60,605	43,227

Operating expenses:
Research and development, net	26,161	20,912	15,404
Sales and marketing	12,079	12,909	9,309
General and administrative	7,746	6,515	5,511
Impairment of tangible and intangible assets	—	2,285	—
In-process research and development write-off	—	11,869	—
Total operating expenses	45,986	54,490	30,224
Operating income	14,315	6,115	13,003

Financial and other income (expense):
Interest and other income	13,255	13,507	6,048
Interest and other expense	(271)	(186)	(232)
Equity in earnings of affiliate	105	2,644	2,475
Minority interest in losses of subsidiary	173	627	—
Loss from issuance of subsidiary’s stock	—	(100)	—
Capital gains from realization of investment	—	57,593	58,931
Income before taxes on income	27,577	80,200	80,225

Taxes on income	(5,661)	(30,365)	(25,646)
Net income	$21,916	$49,835	$54,579
Net earnings per share:
Basic	$0.82	$1.87	$2.33
Diluted	$0.79	$1.74	$2.15

The accompanying notes are integral part of the consolidated financial statements

DSP Group, Inc.

Consolidated Statements of Stockholders’ Equity

Three Years Ended December 31,2001	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands)
Balance at January 1, 1999	9,406	$9		$75,610	$(12,053)	$12,129	—	$75,695
Net income	—	—		—	—	54,579	—	54,579
Total comprehensive income	—	—		—	—	—	—	54,579
Purchase of Treasury Stock	(200)	(*	)	—	(2,710)	—	—	(2,710)
Issuance of Common Stock to investor	2,300	2		34,367	—	—	—	34,369
Exercise of Common Stock options by employees	256	(*	)	5,640	—	—	—	5,640
Issuance of Treasury Stock upon exercise of stock options	879	1		1,948	14,272	(1,813)	—	14,408
Issuance of Treasury Stock upon purchase of ESPP shares	30	(*	)	7	491	(113)	—	385
Income tax benefit from stock options exercised	—	—		1,591	—	—	—	1,591
Balance at December 31, 1999	12,671	$12		$119,163	—	$64,782	—	$183,957
Net income	—	—		—	—	49,835	—	49,835
Total comprehensive income	—	—		—	—	—	—	49,835
Purchase of Treasury Stock	(850)	(1)		—	(20,512)	—	—	(20,513)
Issuance of Common Stock in acquisition of VoicePump	261	1		14,897	—	—	—	14,898
Exercise of Common Stock options by employees	1,032	1		14,660	—	—	—	14,661
Issuance of Stock upon purchase of ESPP shares	41	(*	)	651	—	—	—	651
Issuance of Treasury Stock upon exercise of stock options	24	1		—	572	(326)	—	247
Income tax benefit from stock options exercised	—	—		2,429	—	—	—	2,429
Stock split effected as a stock dividend (100%)	13,069	13		(13)	—	—	—	—
Balance at December 31, 2000	26,248	$27		$151,787	$(19,940)	$114,291	$—	$246,165
Net income	—	—		—	—	21,916	—	21,916
Unrealized gains on available for sale marketable securities, net	—	—		—	—	—	2,683	2,683
Realized loss from hedging activities	—	—		—	—	—	(31)	(31)
Total comprehensive income	—	—		—	—	—	2,652	24,568
Purchase of Treasury Stock	(40)	(*	)	—	(811)	—	—	(811)
Issuance of Common Stock in acquisition of VoicePump	161	(*	)	3,651	—	—	—	3,651
Issuance of Treasury Stock upon exercise of stock options	451	(*	)	—	10,841	(6,752)	—	4,089
Issuance of Treasury Stock upon purchase of ESPP shares	53	(*	)	—	1,287	(503)	—	784
Income tax benefit from stock options exercised	—	—		531	—	—	—	531
Balance at December 31, 2001	26,873	$27		$155,969	$(8,623)	$128,952	$2,652	$278,977

(*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP Group, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
Operating activities	(In Thousands )
Net income	$21,916	$49,835	$54,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,233	2,758	2,455
In- process Research and Development write-off	—	11,869	—
Increase (decrease) in deferred revenue	—	(90)	54
Increase (decrease) in deferred income taxes, net	2,450	(1,337)	8,487
Net gain on sale of property and equipment	(12)	—	—
Capital gains from realization of investment (*)	—	(57,593)	(58,931)
Acquired assets and workforce	—	—	(2,000)
Impairment of tangible, intangible and amortization of goodwill	964	2,764	885
Accrued interest and amortization of premium on held to maturity marketable securities	(1,389)	(2,617)	—
Equity in earnings of affiliate	(105)	(2,644)	(2,475)
Minority interest in losses of subsidiary	(173)	(627)	—
Decrease (increase) in trade receivable	2,502	(6,301)	(4,714)
Decrease (increase) in other account receivable and prepaid expenses	(421)	(3)	246
Decrease (increase) in inventories	717	468	(1,101)
Increase in other assets	(210)	(230)	—
Increase (decrease) in trade payable	(2,262)	2,009	3,719
Increase in accrued compensation and benefits	757	802	1,652
Increase (decrease) in accrued severance pay, net	109	(44)	10
Increase in tax benefit related to exercise of stock options	531	2,429	1,591
Increase (decrease) in income taxes payable	(1,113)	2,931	(2,446)
Increase in accrued royalties	251	1,669	156
Increase (decrease) in accrued expenses and other accounts payable	(2,247)	3,575	484
Net cash provided by operating activities	$25,498	$9,623	$2,651

(*) Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

DSP Group, Inc.

Consolidated Statements of Cash Flows (Cont'd)

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Investing activities
Purchase of held to maturity marketable securities and bank deposits	$(194,020)	$(154,992)	$(131,357)
Proceeds from sales and maturity of held to maturity marketable securities and bank deposits	162,930	120,038	48,715
Purchases of property and equipment	(4,507)	(3,403)	(5,167)
Proceeds from sale of property and equipment	148	57	—
Proceeds from realization of investment in an investee (*)	—	63,023	46,048
Investment in investees	—	(5,353)	(1,241)
Cash acquired in acquisition of consolidated subsidiary	—	106	—
Net cash provided by (used in) investing activities	(35,449)	19,476	(43,002)

Financing activities
Issuance of Common Stock for cash upon exercise of options and employee stock purchase plan	4,873	15,559	20,432
Issuance of Common Stock to investor	—	—	34,369
Issuance of shares to minority shareholders in consolidated subsidiary	—	112	—
Purchase of treasury stock	(811)	(20,513)	(2,710)
Net cash provided by (used in) financing activities	4,062	(4,842)	52,091

Increase (decrease) in cash and cash equivalents	(5,889)	24,257	11,740
Cash and cash equivalents at beginning of year	45,035	20,778	9,038
Cash and cash equivalents at end of year	$39,146	$45,035	$20,778

Supplemental disclosures of cash flow activities
Cash paid during the period for:
Taxes on income	$3,806	$26,035	$17,300

(*) Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

DSP Group, Inc.

Consolidated Statements of Cash Flows (Cont'd)

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash acquired in acquisition of VoicePump, Inc.
Estimated fair value of assets acquired and liabilities assumed of the subsidiary at the date of acquisition:
Working capital (excluding cash and cash equivalents)	$—	$(127)	$—
Property and equipment	—	(17)	—
Minority interest in subsidiary at date of acquisition	(737)	91	—
In-process research and development	__	(10,907)	—
Goodwill	(2,914)	(3,832)	—
Issuance of DSP Group shares	3,651	14,898	—
	$—	$106	$—

The accompanying notes are an integral part of the consolidated financial statements.

DSP Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2001

1.   General

DSP Group, Inc. (the “Company”) is involved in the development and marketing of digital signal processing cores used in a wide range of applications for industries such as wireless communications, broadband communications, VoIP, multimedia, advanced telecommunications systems and personal computing. By combining its DSP core technology with its advanced speech processing algorithms, DSP Group also delivers a wide range of enabling application-specific Integrated Circuits (ICs), such as ICs for fully featured Integrated Digital Telephony (IDT) products and applications, including 900 MHz and 2.4 GHz wireless technologies and for IP telephony applications.

The Company has four synergetic product families:

•                  Integrated Digital Telephony (IDT) - a family of chips, comprised of Speech and Telephony chips and Cordless Telephony chips.

•                  Voice Over Packet - a DSP based, highly integrated speech processor targeted for the low to medium density Integrated Accesses Device (IAD), Residential gateway and IP telephony markets.

•                  DSP Cores - Digital Signal Processor Cores is a family of programmable digital signal processors that, when combined with other hardware elements such as memories and input/output devices, forms a software enabled chip that is targeted for specific applications.

•                  TrueSpeech - a family of proprietary speech compression algorithms software.

The Company has six wholly owned subsidiaries:  DSP Group Ltd. (“DSP Group Israel”), an Israeli corporation primarily engaged in research, development, marketing, sales, technical support and certain general and administrative functions; RF Integrated Systems Inc. (“RF US”), a USA corporation primarily engaged in research and development of RF technology for wireless products; Nihon DSP K.K. (“DSP Japan”), a Japanese corporation primarily engaged in marketing and technical support activities; DSP Group Europe SARL, a French corporation primarily engaged in marketing and technical support activities; Voicecom Ltd. (“Voicecom”), an Israeli corporation primarily engaged in research and development for 900 MHz  and 2.4 GHz  wireless telephony products (In 2001 all Voicecom activities were transferred to DSP Group Israel)  ; and VoicePump, Inc. (“VoicePump”) a USA corporation primarily engaged in the design, research, development and marketing of software applications for the Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP).

Revenues derived from the Company’s largest reseller Tomen Electronics represented 56%, 52% and 47% of the Company’s revenues for 2001, 2000 and 1999, respectively.

VoicePump, Inc.

VoicePump, Inc. (“VoicePump”) is a US corporation primarily engaged in the design, research, development and marketing of software applications for Voice Over DSL (VoDSL) and Voice Over Internet Protocol (VoIP). In March 2000, the Company acquired (1) approximately 1,960,250 shares of Common Stock of VoicePump from certain shareholders in exchange for approximately 261,000 shares of its Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump common stock directly from VoicePump together with warrants to purchase up to 1,027,397 shares of VoicePump Common Stock at an exercise price of $4.866 per share within two years (of the issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of $4.866 per share within three years (of the issuance of the warrant) for $5,000,000.  The shares acquired from VoicePump and its shareholders, for a total consideration of $19,898,000, (not including the shares issuable upon exercise of the warrants) represent approximately 73% of the outstanding shares of VoicePump. In addition, the Company received an option to purchase the remaining shares of VoicePump from its original shareholders.

In the second quarter of 2000 the investment in VoicePump was diluted due to exercise of warrants by a VoicePump shareholder to approximately 71% of the outstanding shares of VoicePump. Due to this transaction, the Company recorded in the second quarter of 2000 a loss of $100,000 which was attributed to minority gain in VoicePump’s stock issue. The Company’s original investment in VoicePump included the excess of purchase price over net assets acquired (approximately $16,070,000 at the date of purchase), which was attributed to in-process research and development and to goodwill.  The acquisition was treated on the basis of the purchase method of accounting in accordance with APB No. 16 “business combinations”.  The operating expenses in 2000 include unusual items in the amount of $11,869,000 related to the acquired in-process research and development which was written off in the first quarter of 2000. The write-off was due to unestablished technological feasibility and to no alternative future use of it.  Other intangible assets acquired had an estimated fair value of $4,201,000 and were recorded as goodwill to be amortized over seven years. The operations of VoicePump are included in the consolidated statements from the second quarter of year 2000.

In March 2001, the Company exercised its option and acquired the remaining shares of VoicePump (1,210,750 shares), in exchange for 161,433 shares of the Company’s Common Stock, as provided in the original stock-purchase agreement executed March 22, 2000. As a result of the purchase of the remaining equity, VoicePump became part of the Company’s U.S.-based broadband products group and will continue to focus on the development of its VP100 family of products, first announced in October 2000. The goodwill that was created at the purchase of the remaining shares of VoicePump, in the year 2001,  amounted to $2,914,000 and is amortized over the remaining period . The Company’s current investment in VoicePump included the excess of its purchase price over the net assets acquired (approximately $5,804,000 as of December 31, 2001), which was attributed to goodwill to be amortized for seven years from the date of purchase (for more information about goodwill amortization, see New Accounting Pronouncements note). Pro forma information in accordance with APB-16 “business combinations” has not been provided, since the revenues of 2001 and 2000 were not material in relation to total consolidated revenues.

Concentration of Other Risks

All of the Company’s integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company’s increasing business, the Company is and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company sufficient portion of foundry capacity to meet the Company’s needs in a timely manner. To meet the Company’s increased wafer requirements, the Company has added additional independent foundries to manufacture its processors.  Revenues could be materially and adversely affected should any of these foundries fail to meet the Company’s request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of the Company’s wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude the Company from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition, and results of operations. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s OEM customers, which also incorporate the Company’s products, are obtained from a limited group of suppliers.  Disruptions, shortages, or termination of certain of these sources of supply could occur.

2.  Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with General Accepted Accounting Principles in the United States (“US GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Revenue Recognition

The Company generates its revenues from sale of products, software licensing, royalties, maintenance and support fees. The  Company  sells its products through direct sales force and throughout resellers and distributors. The Company licenses its software to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chips to original equipment manufacturers (OEMs) of a variety of electronic products. The Company also licenses its software  directly to OEMs.

Product Sales

Product sales of integrated digital telephony (“IDT”) processors for communications applications, telephony and other products are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements” when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. The Company generally does not grant a right of return to its customers. The Company maintains provision for product returns in accordance with SFAS No. 48  “Revenue Recognition When Right of Return Exists”. The provision was deducted from revenues, and amounted to  $123 for the years ended December 31, 2001, 2000 and 1999.

Revenues subject to certain price protection is deferred until such future price changes can be reasonably estimated. The provision for price protection was deducted from revenues, and amounted to  $194 thousands, $286 thousands and $322 thousands for the years ended December 31, 2001, 2000 and 1999, respectively.

Software licensing, Royalty and Other Revenues

The Company accounts for software license in accordance with Statement of Position (SOP) 97–2, as amended,  “Software Revenue Recognition”. SOP 97-2, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” for all multiple element transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “residual method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and VSOE does not exist for  one of the delivered elements.

Software licensing revenues are recognized when: (1) collection is probable; (2) delivery has occurred; (3) the license fee is otherwise fixed and determinable; and (4) persuasive evidence of an arrangement exists.

SOP 97-2 specifies that extended payment terms in a software licensing agreements may indicate that the software license fee are not deemed to be fixed or determinable. If the fee is not fixed or determinable, or if collection is questionable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.However, SOP 97-2 specifies that if the Company has a standard business practice of using extended payment terms in software licensing arrangements and has a history of successfully collecting the software license fees under the original terms of the software licensing arrangement without making concessions, the Company overcomes the presumption that the software license fees are not fixed or determinable. Thus, the Company should recognize the software license fees when all other SOP 97-2 revenue recognition criteria are met. The Company has concluded that for certain software arrangements with extended payment terms, the “fixed or determinable” presumption has been overcome and software license fees have been recognized upon meeting the remaining SOP 97-2 revenue recognition criteria.

Maintenance and support revenue included in multiple element arrangements is deferred and recognized on a straight-line basis over the term of the maintenance and support agreement. Costs related to insignificant obligations, primarily telephone support, are accrued and recognized upon shipment and are included in cost of revenues.  The VSOE of fair value of undelivered elements (maintenance and support fees) is determined based on the price charged for the undelivered element where sold separately.

Certain royalty agreements provide for per unit royalties to be paid to the Company based on shipments by customers of units containing the Company’s products.  Revenue under such agreements is recognized at the time of shipment by the customers as they are reported to the Company by these customers. Non refundable payment on account of future royalties from similar agreements, are recognized upon payments, provided no future obligation exists. The Company does not grant rights of return on software licensing sales.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosures about the fair value of financial instruments. The carrying values of cash and cash equivalents, short term bank deposits, trade receivables and trade payables approximate fair values due to the short-term maturities of these instruments. The fair value for held to maturity marketable securities is based on amortized cost, and do not differ significantly from the quoted market value.  The fair value of available for sale marketable securities are based on quoted market price.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, including profits from Intercompany sales not yet realized outside the group, have been eliminated in consolidation.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is calculated  using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20-33
Office furniture and equipment	7-10
Motor vehicles	15
Leasehold improvements	(over the terms of the lease)

The Company accounts for asset impairment in accordance with the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which requires impairment losses to be recorded on long-lived assets used in operations, certain identifiable intangibles, and the goodwill related to those assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In this case, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the assets. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are reported at the lower of their carrying amount of fair value, less costs to sell the assets.

Non-royalty-bearing grants

Non-royalty-bearing grants from the Government of Israel for funding certain approved research and development projects are recognized at the time when the Company is entitled to such grants, on the basis of the related costs incurred, and included as a deduction from research and development costs.

The Company recorded grants participation in the amounts of $542 thousands, $ 578 thousands and $70 thousands for the years ended December 31, 2001, 2000 and 1999, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method.  The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume.  Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value.  Inventories are composed of the following:

	December 31,
	2001	2000
	(US dollars in thousands)
Work-in-process	$853	$34
Finished goods	1,245	2,781
	$2,098	$2,815

Other Assets

Other assets are composed as follows:

	December 31,
	2001	2000
	(US dollars in thousands)
Goodwill	$5,804	$3,854
Long term prepaid expenses and deposit	615	405
	$6,419	$4,259

In the beginning of 1999, the Company acquired two integrated groups of engineers, one located in Israel and the other in the United States.  These twenty-five engineers specialize in the design of integrated circuits for wireless communications.  In addition, the company acquired technology and products, including associated intellectual property, related to 900 MHz narrow-band cordless telephones and 900 MHz spread spectrum cordless telephones.

In connection with the above, the Company capitalized approximately $2.0 million of acquired assets and work force. As of December 31, 1999, the net balance of the workforce was approximately $1.1 million. The Company accounts for asset impairment in accordance with the provisions of FASB Statement No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, accordingly, in the first quarter of 2000 the Company recorded an unusual expense item in the amount of $1,115,000, of which the outstanding balance of the capitalized assets were amortized. Management believes that the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Other Investments

Other investments are comprised of:

	December 31,
	2001	2000
	(US dollars in thousands)
Equity method investment:
AudioCodes Ltd. (1)	$—	$20,417
Available for sale investments:
AudioCodes Ltd. (1)	25,146	—
Tomen Corporation (2)	292	485
Cost method investment:
Other investment	98	98
	$25,536	$21,000

(1)  AudioCodes, Ltd.

AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing hardware and software products that enables simultaneous transmission of voice and data over networks including Internet, ATM and Frame Relay.  The Company acquired an approximate 35% ownership in AudioCodes in two separate transactions in 1993 and 1994.  In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of the Company and, as a result, the Company’s equity ownership interest in AudioCodes was diluted from 35% to approximately 29%.  The Company also had an option under certain conditions to purchase up to an additional 5% of the outstanding stock of AudioCodes.

Until March 31, 2001, the Company accounted for its ownership in AudioCodes using the equity method.  The Company’s original investment in AudioCodes included the excess of purchase price over net assets acquired (approximately $1,907,000 at the date of purchase), which was attributed to developed technology to be amortized over seven years.  The private placement by AudioCodes in July 1997 was at a price per share greater than the Company’s then current investment in AudioCodes.  As a result, even though the Company’s ownership interest decreased from 35% to 29%, the Company’s proportionate share of the net assets of AudioCodes increased from $816,000 to $1,481,000 at the date of the private placement.  This increase in the Company’s proportionate share of the net assets of AudioCodes reduced the remaining unamortized excess of purchase price over net assets acquired from $1,080,000 to $415,000 as of the date of the private placement.

In May 1999, the Company exercised its option to purchase approximately 3.5% of the outstanding stock of AudioCodes for approximately $1.2 million. In the same month AudioCodes completed its initial public offering (IPO) and is traded  on the Nasdaq SmallCap Market under the symbol AUDC. In its IPO, AudioCodes issued 7.0 million shares at a price of $7.00 per share. As a result, the Company recorded in its consolidated statements of income for 1999 a one-time capital gain in the amount of $11.8 million. This amount was comprised of $9.4 million, from shares sold in the IPO and $2.5 million from the sale of approximately 496,000 AudioCodes shares to the underwriters, to cover their over-allotment option. The gross proceeds to the Company from this sale were approximately $3.2 million. In October 1999, AudioCodes successfully concluded a follow-on public offering of 6.0 million shares at a price of $20.50 per share. In the follow-on, AudioCodes issued and sold 3.0 million shares and an additional 3.9 million shares were sold by shareholders, of which approximately 2.1 million shares were sold by the Company in two separate transactions. The gross proceeds to the Company from these transactions were approximately $42.8 million, and were recorded as additional capital gain in the amount of $47.1 million. This amount was comprised of $10.8 million, which resulted from the public offering and $36.3 million from the sale of approximately 2.1 million AudioCodes shares. As of December 31, 1999, the Company amortized all the remaining portion of the excess of purchase price over net assets.

In January 2000, the Company sold an additional 1,200,000 shares of AudioCodes for approximately $43.8 million and recorded in the first quarter of 2000, an additional capital gain in the amount of $40.0 million. In May 2000 the Company sold addition 500,000 shares of AudioCodes for approximately $19.2 million and recorded in the second quarter of 2000, an additional capital gain in the amount of $17.6 million. In the fourth quarter of 2000 the Company purchased in the open market 300,000 of AudioCodes shares for approximately $4.9 million. This transaction created an excess of purchase price over net assets acquired (approximately $3.7 million at the date of purchase), which was attributed to goodwill to be amortized over seven years.

The Company currently owns approximately 4.5 million of AudioCodes shares, which represents approximately 11% of its outstanding shares. As of April 1, 2001, the Company no longer maintained a representative on the AudioCodes’ Board of Directors, and was not involved in any way in AudioCodes’ policy making processes. Therefore, commencing April 1, 2001, the Company does not have significant influence over the operating and financial policies of AudioCodes and thus cannot continue to account for this investment under the equity method of accounting.

As of April 1, 2001, the carrying amount of the investment in AudioCodes, under the equity method of accounting, amounted to $20.5 million. As of April 1, 2001, the investment in AudioCodes was  reclassified as available-for-sale marketable securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”.

Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity -  “accumulated other comprehensive income”.

As of December 31, 2001, the fair market value of the Company’s investment in AudioCodes was approximately $25.1 million.

The consolidated balance sheet as of December 31 , 2001 include unrealized gain on available-for-sale marketable securities of $4.6 million, net of unrealized tax expenses of $1.7 million, in the investment in AudioCodes.

The Company’s equity in the net income of AudioCodes was $105,000 in the first quarter of 2001, $2,644,000 in 2000, and $2,475,000 in 1999. All shares and per share numbers with respect to AudioCodes have been adjusted to reflect the 2 for 1 Stock Split effected by AudioCodes in October 2000.

(2)  Tomen Corporation

In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in shares of its Japanese distributor’s parent company, Tomen Corporation, as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange, and are recorded in “Other Investments” on the balance sheets. The Company accounts for investments in debt and equity securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity, accumulated other comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income.

As of December 31, 2001, the fair market value of the Company’s investment in Tomen  was approximately $292,000.

The condensed consolidated balance sheets as of December 31 , 2001 include unrealized loss on available-for-sale marketable securities of $193,700.

Foreign Currency Translations

A majority of the revenues of the Company and its subsidiaries is generated in US dollars (“dollar”). In addition, a substantial portion of the Company’s and its subsidiaries costs are incurred in dollars.  The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with SFAS No. 52 — “Foreign Currency Translations”. All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses as appropriate, and have not been significant to date

Net Earnings Per Share

Basic net earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year.  For the same periods, diluted net earnings per share further includes the effect of dilutive stock options outstanding during the year, all in accordance with SFAS No. 128, “Earnings per Share”.  The following table sets forth the computation of basic and diluted net earnings per share:

	2001	2000	1999
	(US dollars in thousands except per share amounts)
Numerator:
Net Income	$21,916	$49,835	$54,579

Denominator:
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	26,641	26,616	23,468
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	965	2,053	1,974
Weighted average number of shares of Common Stock used to compute diluted net earnings per share	27,606	28,669	25,442
Basic net earnings per share	$0.82	$1.87	$2.33
Diluted net earnings per share	$0.79	$1.74	$2.15

Options outstanding to purchase approximately 2,670,000, 432,000 and 182,000  shares of Common Stock for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted net earning per share, because option exercise prices were greater than the average market price of the Common Stock and therefore, the effect would have been antidilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, short-term bank deposits and trade receivables.

The Company’s cash, cash equivalents and short term bank deposit are invested in major US and Israeli banks.  Such cash and cash equivalents and short term bank deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions holding the Company’s investments are financially sound, the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to these investments. The majority of the Company’s sales of products are to distributors who in turn sell to manufacturers of consumer electronics products.  The Company’s software licensing revenues are primarily from customers that have licensed rights to use the Company’s DSP Core microprocessor architectures and speech compression technology.  No collateral is required from the Company’s licensing customers; however, some of the customers pay using letters of credit. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection.

The Company’s customers are located primarily in Japan, Europe and the United States. The Company performs ongoing credit evaluations of its customers.

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments in NIS during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli subsidiary denominated in NIS for a period of two to ten months with forward contracts and put options.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

As of December 31, 2001, the Company recorded a comprehensive loss amounting to $30.5 thousands which derives from its forward contracts in respect to anticipated payroll payments expected in the year 2002. Such amounts will be recorded into earnings in 2002.

Cash Equivalents

The Company considers all highly liquid investments which are readily convertible to cash with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities and Short Term Bank Deposits

Marketable Debt securities have been designated as held to maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The amortized cost of held to maturity securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest and other income.  The cost of securities matured is based on the specific identification method. Interest on securities classified as held to maturity are included in interest and other income.

Cash deposits originally purchased with a maturity of over three months are considered as short-term investments.

The following is a summary of held-to-maturity securities and short term bank deposits at December 31, 2001 and 2000 :

	Amortized Cost		Unrealized gains (losses)		Estimated fair value
	2001	2000	2001	2000	2001	2000
	(US dollars in thousands)
Obligations of states and political subdivisions	$63,190	$52,253	$(152)	$(65)	$63,038	$52,188
Corporate obligations	147,455	110,916	2,261	1,464	149,716	112,380
	$210,645	$163,169	$2,109	$1,399	$212,754	$164,568

Short term bank deposits amounted to $0 and $14,997 at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the carrying amount of securities approximated the fair value and the amount of unrealized gain or loss was not significant.  Gross realized gains or losses for 2001, 2000, and 1999 were not significant. The amortized cost of held-to-maturity debt and securities at December 31, 2001, by contractual maturities, are shown below:

	Amortized Cost	Estimated fair value
	(US dollars in thousands)
Due in one year or less	$70,893	$72,641
Due after one year	139,752	140,113
	$210,645	$212,754

Severance Pay

The Company’s subsidiaries, DSP Group Ltd. and VoicePump, Inc., have liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees.  The

Company’s liability is fully provided by monthly deposits with severance pay funds and insurance policies.

The deposited funds include profits accumulated up to the balance sheet date.  The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these policies is recorded as an asset in the Company’s balance sheet.

Severance expenses for the years ended December 31, 2001, 2000 and 1999, were approximately $875,000, $890,000, and $593,000, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, (“APB-25”),  “Accounting for Stock Issued to Employees” and FASB interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN-44”) in accounting for its employee stock options. Under APB-25, when the exercise price of the employee’s options equals or is higher than the market price of the underlying Company stock on the date of grant, no compensation expense is recognized. The pro-forma information with respect to the fair value of the options is provided in accordance with the provisions of statement No. 123 “Accounting for Stock Based Compensation” (see Note 4).

New Accounting Pronouncements

In June 2001, the Financial SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements are expected to result in an increase in the net income of $1.033 million per year.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business”.  FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company expects to adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of FAS 144 will have a significant impact, if any, on the Company’s financial position and results of operations.

Income Taxes

The Company and its subsidiaries accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Research and Development Costs

Research and development costs are charged to the statement of operations as incurred.

Advertising expenses

Advertising expenses are carried to the statement of operations as incurred.

Reclassification

Certain amounts from prior years referring to held to maturity marketable securities in the balance sheet and to capital gains in the statements of cash flow have been reclassified to conform with current period presentation.

3.  Property And Equipment, Net

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2001	2000
	(US dollars in thousands)
Computers and peripheral equipment	$19,395	$15,229
Office furniture and equipment	1,138	1,076
Motor vehicles	717	1,145
Leasehold improvements	2,258	2,076
	23,508	19,526
Less accumulated depreciation	15,919	13,075

Depreciated cost	$7,589	$6,451

4.  Stockholders’ Equity

Preferred Stock

The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of Preferred Stock in one or more series with such designations, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights, and voting rights.

Dividend Policy

At December 31, 2001, the Company had retained earnings of approximately $129.0 million. The Company has never paid dividends on its Common Stock and presently intends to follow a policy of retaining any earnings for reinvestment in its business.

Stock Split Effected as a Stock Dividend

On January 24, 2000, the Company’s Board of Directors declared a stock split to be effected as a stock dividend whereby each holder of record of Common Stock on February 16, 2000 received one additional share of Common Stock for each share then owned. The stock split effected as stock dividend was paid on March 1, 2000.

All shares, stock option and net earnings per share data information in the notes to the consolidated financial statements have been retroactively restated for all periods to reflect the stock split effected as stock dividend.

Stock Issuance to Investor

On February 2, 1999, the Company announced that it had entered into a stock purchase agreement in which the Company issued and sold 4,600,000 new shares of the Company’s Common Stock.  These shares, representing 19.6% of the Company’s outstanding Common Stock at the time of the transaction, were issued for a price of $7.50 per share, or an aggregate of $34.4 million in total net proceeds to the Company.  As part of the agreement, the investor may acquire additional shares of the Company in the open market, but may not bring its total holdings to more than 35% of the Company’s outstanding shares of Common Stock.

Share Repurchase Program

In March 1999, the Company’s Board of Directors authorized a new plan to repurchase up to an additional 2,000,000 shares of the Company’s Common Stock from time to time on the open market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 4,000,000 shares. Accordingly, in 2001, 2000, and 1999, the Company repurchased 40,000, 850,000 and 400,000 shares, respectively, of its Common Stock at an average purchase price of $20.30,  $24.13 and $6.78 per share, respectively, for an aggregate purchase price of approximately $0.8 million, $20.5 million and $2.7 million, respectively. In 2001, 2000 and 1999, the Company issued 504,000, 24,000 and 909,000 shares, respectively, of the Company’s Common Stock to employees who have exercised their stock options, and upon purchase of ESPP shares.

Such repurchases of Common Stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity.  When treasury shares are reissued, the Company charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In case the repurchasing cost is lower than the issuance price, the Company credits the difference to additional paid in capital.

Stock Purchase Plan and Stock Option Plans

The Company has various stock plans under which employees, consultants, officers, and directors may be granted options to purchase the Company’s Common Stock.  A summary of the various plans is as follows:

1991 Employee and Consultant Stock Plan

In 1991, the Company adopted the 1991 Employee and Consultant Stock Plan (the “1991 Plan”).  Under the 1991 Plan, employees and consultants may be granted incentive or non-qualified stock options or stock purchase rights for the purchase of the Company’s Common Stock.  The 1991 Plan expired in 2001 and provided for the purchase of up to 8,415,863 shares of the Company’s Common Stock.

The exercise price of options under the 1991 Plan shall not be less than the fair market value of the Common Stock for incentive stock options and not less than 85% of the fair market value of the Common Stock for nonqualified stock options at the date of grant, as determined by the Board of Directors. The Company’s policy is to grant options at fair value.

Options under the 1991 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors.  Options under the 1991 Plan expire up to seven years after the date of grant.

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors’ Plan”).  Under the Directors’ Plan the Company is authorized to issue nonqualified stock options to purchase up to 550,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.  The Directors’ Plan, following certain amendments in 1996 approved by the Company’s stockholders, provides that each person who is an outside director on the effective date of the Directors’ Plan and each outside director who subsequently becomes a member of the Board of Directors shall automatically be granted an option to purchase 30,000 shares (the First Option).  Thereafter, each outside director shall automatically be granted an option to purchase 10,000 shares (a “Subsequent Option”) on January 1 of each year if, on such date, he/she shall have served on the Board of Directors for at least six months. In addition, an option to purchase 10,000 shares of Common Stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he or she shall have served as a chairperson for at least six months.

Options granted under the Directors’ Plan generally have a term of ten years.  The First Option is 25% exercisable after the first year (one-third after the first year for options granted after May 1996) and in quarterly installments over the ensuing three years (one-third at the end of each twelve-month period for options granted after May 1996).  Each Subsequent Option becomes exercisable in full on the fourth anniversary from the date of grant (one-third at the end of each twelve-month period from the date of grant for options granted after May 1996).

1993 Israeli Plan

In 1993, the Company adopted the 1993 DSP Group, Inc. Israeli Stock Option Plan (the “1993 Israeli Plan”) under which the Company is authorized to issue nonqualified stock options to purchase up to 311,668 shares of the Company’s Common Stock at an exercise price equivalent to fair market value.  Options are immediately exercisable and expire five years from the date of grant.  All options and shares are held in a trust until the later of 24 months from the date of grant or the shares are vested based on a vesting schedule determined by a committee appointed by the Board of Directors.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”).  Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of the Company’s Common Stock.  Officers and directors of the Company are excluded from participating under the 1998 Plan.  The 1998 Plan expires in 2008 and currently provides for the purchase of up to 4,600,000 shares of the Company’s Common Stock.

The exercise price of options under the 1998 Plan shall not be less than the fair market value of the Common Stock for nonqualified stock options, as determined by the Board of Directors.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors.  Options under the 1998 Plan expire up to seven years after the date of grant.

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”).  Under the 2001 Plan, employees, directors and consultants may be granted non-qualified stock options and other awards for the purchase of the Company’s Common Stock. The 2001 Plan expires in 2011, unless it is terminated by the Board of Directors prior to that date. Initially, 1,000,000 shares of Common Stock are reserved for issuance under the Plan. The number of shares initially reserved was increased by the remaining number of shares reserved under our 1991 Employee and Consultant Stock Plan (184,128 options) and available for grant on the date the Plan was approved by the stockholders.

The Plan authorizes the administrator to grant incentive stock options at an exercise price of not less than 100% (or 110%, in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company or any parent or subsidiary corporation of the Company) of the fair market value of the Common Stock on the date the option is granted. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value.  The exercise price of awards intended to qualify as performance-based compensation for purposes of Code Section 162(m) shall not be less than 100% of the fair market value.

Options under the 2001 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors.  Options under the 2001 Plan expire up to seven years after the date of grant.

Options that are cancelled or forfeited become available for future grant.

A summary of activity under the 1991 Plan, the 1993 Israeli Plan, the Directors’ Plan, the 1998 Plan and the 2001 Plan is as follows

		Options Outstanding
	Shares Available For Grant	Shares Under Option Plans	Weighted Average Exercise Price
	(shares in thousands)
Balance at January 1, 1999	3,054	3,798	$9.09
Authorized	2,400	–	$–
Granted	(3,600)	3,600	$14.33
Exercised	–	(2,272)	$8.84
Canceled	316	(316)	$9.93
Balance at December 31, 1999	2,170	4,810	$13.07

Authorized	500	–	$–
Granted	(2,262)	2,262	$32.71
Exercised	–	(1,438)	$10.37
Canceled	348	(348)	$11.03
Balance at December 31, 2000	756	5,286	$22.34

Authorized	2,000	–	$–
Granted	(1,499)	1,499	$18.55
Exercised	–	(451)	$9.07
Canceled	609	(609)	$26.87
Expired	(15)	–	–
Balance at December 31, 2001	1,851	5,725	$21.91

A summary of the weighted average exercise price and the number of options exercisable for the years 2001, 2000 and 1999, is as follows:

	2001	2000	1999
	(options in thousands)
Number of options exercisable as of December 31,	1,985	847	78
Weighted average exercise price of exercisable options	$21.51	$15.43	$14.36

A summary of the Company’s stock option activity and related information as of December 31, 2001, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Option Outstandings (in thousands)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Exercisable Options (in thousands)	Weighted Average Exercise Price
$4.50 - $9.41	681	3.97	8.28	331	8.44
$9.44 -$9.44	637	4.08	9.44	342	9.44
$9.63 -$17.30	410	4.61	13.64	193	11.91
$17.90-$17.90	866	6.42	17.90	38	17.90
$19.00-$21.94	541	5.76	19.67	155	19.22
$22.00 -$22.00	895	5.82	22.00	262	22.00
$22.27 -$39.00	923	5.47	31.82	371	33.54
$40.22- $54.06	772	5.44	42.75	293	42.70
	5,725	5.30	$21.91	1,985	$21.51

Weighted average fair value of options whose exercise price is equal or less than the market price of the shares at date of grant are as follows:

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Employee Stock Purchase Plan (the “1993 Purchase Plan”). The Company has reserved an aggregate amount of 700,000 shares of Common Stock for issuance under the 1993 Purchase Plan.  The 1993 Purchase Plan provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions.  There were approximately 53,000, 55,000 and 60,000 shares issued under the Purchase Plan in 2001, 2000 and 1999, respectively.

Stock Reserved for Future Issuance

Shares of Common Stock of the Company reserved for future issuance at December 31, 2001, are as follows  (US dollars in thousands):

Employee Stock Purchase Plan	331
Stock Options	1,851
Undesignated Preferred Stock	5,000
7,182

Stock Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” (for grants after December 1999), which requires the use of option valuation models that were not developed for use in valuing employee stock options.  For example, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions; risk-free interest rates of 3.70%, 4.88 % and 5.5%  for 2001, 2000 and 1999, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Company’s Common Stock of 0.81 for 2001 and 2000 and 0.76 for 1999; and a weighted-average expected life of the option of 2.9 years for 2001, 2000 and 1999.

Weighted average fair value of options grants	2001	2000	1999
Exercise price equals fair value at date of grants	$9.63	$29.82	$10.61

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, and recorded over the vesting period,consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (US dollars In thousands, except per share data):

	2001	2000	1999
Net income as reported	$21,916	$49,835	$54,579
Pro forma net income	$4,803	$32,284	$47,513
Pro forma basic net earnings per share	$0.18	$1.21	$2.03
Pro forma diluted net earnings per share	$0.18	$1.20	$2.03

5.  Industry Segment Reporting

The Company has two reportable segments, principally the development and licensing of affordable, high performance, cost effective DSP-based software and the sales of integrated circuits and circuit boards. The information evaluated by the Company’s decision makers in deciding how to allocate resources to these segments are total revenues, gross margin and segments assets as presented in the statement of operations and balance sheet.

The accounting policies of the segments are in accordance with the requirement of SFAS 131 “Disclosure About Segments of an Enterprise and Related Information”.

Segment revenues, gross margins and assets for the year ended December 31, 2001 :

DSP Core Technology

IC’s and Other

Total

(US dollars in thousands)

Revenues	$25,244	$89,430	$114,674
Gross margin	23,993	36,308	60,301
Segment assets	3,282	32,155	35,437

Segment revenues, gross margins and assets for the year ended December 31, 2000:

DSP Core Technology

IC’s and Other

Total

(US dollars in thousands)

Revenues	$22,910	$86,603	$109,513
Gross margin	22,500	38,105	60,605
Segment assets	2,431	27,171	29,602

Segment revenues, gross margins and assets for the year ended December 31, 1999:

DSP Core Technology

IC’s and Other

Total

(US dollars in thousands)

Revenues	$18,201	$58,232	$76,433
Gross margin	17,993	25,234	43,227
Segment assets	1,902	24,595	26,497

The following is a summary of operations within geographic areas based on customer locations :

	2001	2000	1999
	(US dollars in thousands)
Revenue distribution:
United States	$12,138	$16,114	$7,098
Japan	67,515	61,239	43,758
Europe	9,777	7,645	6,226
Asia (excluding Japan and Israel)	21,772	21,546	15,392
Israel	3,472	2,969	3,959
	$114,674	$109,513	$76,433
Long-lived assets:
United States	$26,416	$21,493	$21,694
Israel	8,901	7,972	4,742
Other	120	137	61
	$35,437	$29,602	$26,497

6.  Commitments and Contingencies

Commitments

The Company and its subsidiaries leases certain equipment and facilities under noncancelable operating leases. The Company has significant leased facilities in Herzelia Pituach, Israel and in Santa Clara, California.  In 1996, the Company negotiated the assignment of certain of its Santa Clara facility use obligations to another company (the “Assignee”), which ended in 2000.  In 2000, The Company received payments from the Assignee in the Santa Clara facility, of $322,000. In August 1997, the Company entered into a new lease for its Israel facilities in Herzelia Pituach.  The lease agreement is effective until November 2003.  In December 1999, May 1999 and September 1998, the Company entered into three new leases for additional office space at its Israel facilities in Herzelia Pituach.  The lease agreements for the additional spaces are effective until November 2003. VoicePump leases office facilities in Palo Alto, California. The lease is effective from March 2000 until February 2006. Voicepump also leased office facilities for its research and development personal in Schaumburg, Illinois, the lease is effective until November 2003. In November 2000, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2004. The Company has operating lease agreements for its vehicles which terminate in 2003.

At December 31, 2001, the Company is required to make the following minimum lease payments :

Year	Amount
(US dollars in thousands)
2002	$2,299
2003	2,105
2004	648
2005 and there after	214
$5,266

Total rental expense for all leases was approximately $2,078,000, $964,000 (net of sublease income of $322,000), $736,000 (net of sublease income of $322,000), for the years ended December 31, 2001, 2000, and 1999, respectively.

 Litigation

The Company is involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties.  The Company is unable to foresee the extent to which these matters will be pursued by the claimants or to predict with certainty the eventual outcome.  However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

7.  Taxes On Income

The provision for income taxes is as follows :

	2001	2000	1999
	(US dollars in thousands)
Domestic taxes:
Federal taxes:
Current	$3,134	$7,405	$1,080
Deferred	91	(3,286)	6,168
	3,225	4,119	7,248
State taxes:
Current	493	1,798	1,140
Deferred	8	(41)	209
	501	1,757	1,349
Foreign taxes:
Current	1,935	24,554	16,684
Deferred	–	(65)	365
	1,935	24,489	17,049

Provision for income taxes	$5,661	$30,365	$25,646

The tax benefits associated with the exercise of stock options reduced taxes currently payable by $531,000 in 2001, $2,429,000 in 2000, and $1,591,000 in 1999.  Such benefits were credited to paid in capital.

Pretax income from foreign operations was $20,762,000, $21,239,000 and $14,965,000 in 2001, 2000 and 1999, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $60.2 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability and withholding taxes is not practicable because of the complexities associated with its hypothetical calculation;  however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate :

Years Ended December 31,	2001	2000	1999
	(US dollars in thousands)
Theoretical tax at US statutory tax rate (35%)	$9,653	$28,070	$27,276
State taxes, net of federal benefit	331	1,142	890
In process R&D and goodwill amortization	315	4,344	–
Foreign income taxed at rates other than U.S. rate	(5,410)	(3,864)	(3,934)
Different rate from realization of investment	–	–	1,179
Tax credits utilized	–	(66)	–
Other individually immaterial items	772	739	235
	$5,661	$30,365	$25,646

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000
	(US dollars in thousands)
Deferred tax assets:
Tax credit carryforwards	$383	$4,237
Deferred revenue	945	805
Reserves and accruals	1,010	1,387
Total Deferred Tax Assets	2,338	6,429
Valuation allowance	–	(1,875)
Net Deferred Tax Assets	$2,338	$4,554

Deferred tax liabilities:
Investment in affiliate	$(7,345)	$(5,559)
Other	(196)	–
Deferred Tax Liabilities	(7,541)	(5,559)

Total Net Deferred Tax Liabilities (all domestic)	$(5,203)	$(1,005)

As of December 31, 2001, the Company had foreign tax credit carryovers of approximately $383,000. These foreign tax credit carryovers are available to offset US federal income taxes, subject to certain limitation calculations, and will expire in years 2004 and 2005 if not used. In addition, utilization of the foreign tax credit carryovers may also be subject to an annual limitation based on the change in ownership rules under the Tax Reform Act of 1986.

Management believes that the deferred net tax assets will be realized based on current levels of future taxable income and potentially refundable taxes.

The valuation allowance decreased by $1,875,000 in 2001, and increased by $1,875,000 in 2000.

DSP Group Israel’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with five separate investment plans.

According to the provisions of such Israeli law, DSP Group Israel has chosen to enjoy “Alternative plan benefits,” which is a waiver of grants in return for tax exemption. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership)  for an additional period of eight or six years, respectively.  The tax benefits under these investment plans are scheduled to gradually expire starting from 2005 through 2012.

DSP Group Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, are tax exempt for two and four years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of eight and six years, respectively.

The third plan which was completed and commenced operation in 1998 is tax exempt for two years, from the first year it has taxable income and is entitled to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

The fourth and fifth plans were approved in 1998 and 2001, respectively, which entitles DSP Group Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10% to 25% (based on percentage of foreign ownership) for an additional period of eight years.

Since the Company is operating under more than one approval its effective tax rate is the result of a weighted combination of the various applicable rate and tax exemptions and the computation is made for income derives from each program on the basis and formulas specified in the law and in the approvals.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

The tax exempt income attributable to an “Approved Enterprise” can be distributed to stockholders without subjecting DSP Group Israel to taxes only upon the complete liquidation of DSP Group Israel.  The Company has determined that such tax exempt income will not be distributed as dividends.  Accordingly, no deferred income taxes have been provided on income attributable to DSP Group Israel’s “Approved Enterprise.”

Through December 31, 2001, DSP Group Israel has met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments in share capital.

Should DSP Group Israel fail to meet such conditions in the future, however, it could be subject to corporate tax in Israel at the standard rate of 36% and could be required to refund tax benefits already received.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the standard rate of corporate tax in Israel of 36%.

By virtue of such Israeli law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

8.  Related Party Transactions

From 1993 and until 2001, the Company was engaged in a development and licensing agreement with AudioCodes (see Note 2 Other Investments).  Under the agreement, AudioCodes performed certain research and development services for the Company for which  the Company paid to  AudioCodes a service fee and royalty fees realized from the sale of the technology incorporated in the Company’s products. In addition, the Company was a supplier of chips to AudioCodes.  In 2001, 2000 and 1999 the Company recorded the following :

	2001	2000	1999
	(US dollars in thousands)
Related Party Transactions
Revenues:
Product sales	$511	$1,216	$861
Licensing	$41	$65	$92
Cost of revenues:
Cost of products	$–	$521	$324
Cost of licensing	$356	$461	$63
Operating expenses:
Research and development	$–	$80	$358
Liabilities as of December 31,	$100	$100	$109

9.   Subsequent Event

On March 15, 2002, the Company confirmed that it was in preliminary discussions regarding a potential combination of its intellectual property licensing business with the business of Parthus

Technologies plc, an Irish public company listed on the London Stock Exchange with American Depository Shares traded on the Nasdaq National Market.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 14, 2002:

Name	Age	Position
Eliyahu Ayalon	59	Chairman of the Board and Chief Executive Officer

Boaz Edan	43	Senior Vice President, Products Division Manager

Gideon Wertheizer	45	Executive Vice President, Technology Licensing Division Manager

Moshe Zelnik	47	Vice President, Finance, Chief Financial Officer and Secretary

Zvi Limon (1) (2)	43	Director

Yair Shamir (1)(2)	56	Director

Yair Seroussi(3)	46	Director

Louis Silver(1)	48	Director

Patrick Tanguy(2)	43	Director

(1)   Member of the compensation committee

(2)   Member of the audit committee

(3)   Mr. Seroussi was appointed by our board of directors to fill a board vacancy created by the resignation of Mr. Shaul Shani in February 2002.

Eliyahu Ayalon joined DSP Group in April 1996 as President, Chief Executive Officer and Director.  In January 2000, Mr. Ayalon was appointed to serve as our Chairman of the board.  Mr. Ayalon previously served as President and Chief Executive Officer of Mennen Medical, a developer and manufacturer of healthcare products, from May 1992 to April 1996.

Boaz Edan joined DSP Group in May 1999 as Vice President, Operations and presently serves as Senior Vice President, Products Division Manager.  Mr. Edan previously served as Material Director of Tower Semiconductor Ltd., a foundry manufacturer of semiconductor integrated circuits, from 1996 to May 1999.

Gideon Wertheizer joined DSP Group in September 1990 as Project Manager of our VLSI Design Center and became Vice President of the VLSI Design Center in August 1995.  In November 1997, Mr. Wertheizer was appointed Vice President, Marketing of DSP Group.  In January 2001, Mr. Wertheizer was appointed Executive Vice President, Technology Licensing Division Manager.

Moshe Zelnik joined DSP Group in May 1999 as Vice President of Finance, Chief Financial Officer and Secretary.  Mr. Zelnik previously served as Senior Vice President and Chief Financial Officer of Mennen Medical, a developer and manufacturer of healthcare products, from May 1994 to April 1999.

Zvi Limon has served as a director of DSP Group since February 1999.  Mr. Limon is currently self-employed.  He served as Chairman of Limon Holdings Ltd., a consulting and investment advisory firm, from October 1993 to July 2000.  We elected and agreed to nominate Mr. Limon to the board of directors as a representative of Magnum Technology, Ltd. under certain conditions pursuant to the terms of a stock purchase agreement, dated February 11, 1999, with Magnum filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 1999.

Yair Seroussi has served as a director of DSP Group since February 2002.  Mr. Seroussi has served as the Managing Director of AMDEAL Ltd., an entity acting as the advisory director of Morgan Stanley in charge of its activities in Israel since 1993.  He currently serves on several committees at Bank Hapoalim.  Mr. Seroussi also serves as a director of Synel Systems, a provider of data collection and access control systems, and of several private companies.

Yair Shamir has served as a director of DSP Group since October 1996.  He has served as President and Chief Executive Officer of VCON Telecommunications, Ltd., a developer and marketer of video conferencing systems, since February 1997.  From July 1995 to February 1997, Mr. Shamir served as the Executive Vice President of The Challenge Fund—Etgar L.P., a venture capital firm.  Mr. Shamir currently serves as a director of Mercury Interactive, a provider of performance management solutions; Orckit Communications, Limited, a developer and manufacturer of local loop communications systems; Poalim Capital Markets and Investments, Ltd., an investment banking firm; and VCON Telecommunications, Ltd., a developer and manufacturer of desktop and group videoconferencing systems.  Mr. Shamir also currently serves as Chairman of Catalyst Fund, a venture capital firm.

Louis Silver has served as a director of DSP Group since November 1999.  Mr. Silver has served as an advisor and counsel to the Discount Bank & Trust Co., an international bank, since September 1996.  From April 1992 to December 1995, Mr. Silver served as Vice President, Secretary and General Counsel of Sapiens International, a provider of enterprise-wide, mission-critical business solutions.

Patrick Tanguy has served as a director of DSP Group since November 1999.  Mr. Tanguy has served as Chief Executive Officer of Technal Group, an aluminum building systems company, since October 1999.  From May 1998 to September 1999, Mr. Tanguy served as a director of Hays DX France, an express transport services company.  From August 1993 to April 1998, he served as the Chairman of Groupe DAFSA, a supplier of economic data and financial information on French companies.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc.  Copies of these reports are also required to be delivered to us.

We believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 2001, all Reporting Persons complied with all applicable filing requirements.

Item 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned by our Chief Executive Officer and each of our three other most highly compensated executive officers, whose total salary and bonus exceeded $100,000 during the year ended December 31, 2001 (collectively, the “Named Executive Officers”) for the years ended December 31, 2001, 2000 and 1999.  There are no other executive officers of the Company whose total salary and bonus exceeded $100,000 during the year ended December 31, 2001.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary (1)	Bonus (2)	Securities Underlying Options
Eliyahu Ayalon Chairman of the Board and Chief Executive Officer	2001 2000 1999	$319,203 319,282 341,298	$350,000 350,000 300,000	150,000 150,000 750,000

Boaz Edan Senior Vice President, Products Division Manager	2001 2000 1999	$164,277 163,902 91,232(3)	$100,000 70,000 45,000	80,000 95,000 110,000

Gideon Wertheize Executive Vice President, Technology Licensing Division Manager	2000 2000 1999	$206,787 191,482 176,744	$100,000 80,000 65,000	— 100,000 100,000

Moshe Zelnik Vice President, Finance Chief Financial Officer and Secretary	2001 2000 1999	$162,492 141,572 93,473(3)	$80,000 50,000 40,000	40,000 70,000 100,000

(1)           The salaries of officers located in Israel include social benefit payments and car allowances.

(2)           Our executive officers are eligible for annual cash bonuses.  Such bonuses are generally based upon achievement of corporate performance objectives determined by the Company’s compensation committee.  Bonuses are awarded by the compensation committee based upon individual, as well as corporate performance.  We pay bonuses in the year following the year the bonuses were earned.

(3)           Represents partial year salary from May 1, 1999 to December 31, 1999.

Option Grants

The following table sets forth certain information with respect to stock options granted during 2001 to each of the Named Executive Officers.  In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually.  These amounts are based on certain assumed rates of appreciation and do not represent the Company’s estimate of future stock price.  Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Option Grants in 2001
Individual Grants

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in 2001(4)	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%
Eliyahu Ayalon	150,000	(1)(2)	10.00%	$17.90	5/31/2008	$1,120,503	$2,585,305
Boaz Edan	80,000	(2(3)	5.34%	17.90	5/31/2008	597,602	1,378,830
Gideon Wertheizer	—		—	—	—	—	—
Moshe Zelnik	40,000	(2)(3)	2.67%	17.90	5/31/2008	298,801	689,415

(1)       These options vest as to 25% on the date of the grant and 25% each year thereafter.

(2)       These options were granted under our 2001 Stock Incentive Plan.

(3)       These options vest as to 25% one year subsequent to the date of the grant and 6.25% each quarter thereafter.

(4)       Calculated based on the grant of employee options to purchase 1,499,097 shares of our common stock as of December 31, 2001.

Option Exercises and Option Values

The following table sets forth information concerning option exercises during 2001 and the aggregate value of unexercised options at December 31, 2001 held by each of the Named Executive Officers.

Aggregated Option Exercises in 2001
and Option Values at December 31, 2001

	Aggregate Option Exercises in 2001		Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001 (1)
Name	Shares Acquired on Exercise	Value Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eliyahu Ayalon	—	—	515,000	375,000	$3,578,250	$2,277,135
Boaz Edan	—	—	69,999	193,126	376,172	905,706
Gideon Wertheizer	737	$13,139	93,124	120,000	602,092	476,296
Moshe Zelnik	25,000	394,146	31,250	128,750	12,600	683,750

(1)       Calculated on the basis of the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2001 of $23.26 per share, minus the exercise price.

(2)       Calculated on the basis of the broker’s reported sale price of our common stock subject to the option, minus the exercise price.

Compensation of Directors

Directors who are employees of the Company do not receive any additional compensation for their services as directors.  Directors who are not employees of the Company receive an annual retainer of $20,000, payable in quarterly installments of $5,000 each.  The retainer contemplates attendance at four board meetings per year.  Additional board meetings of a face-to-face nature are compensated at the rate of $500 per meeting.  In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at the rate of $500 per meeting.  All directors are reimbursed for expenses incurred in connection with attending board and committee meetings.

Each outside director of the Company is also entitled to participate in the 1993 Director Option Plan.  The Director Option Plan provides for the grant of non-statutory options to non-employee directors of the Company.  The Director Option Plan is designed to work automatically; however, to the extent administration is necessary, it will be provided by the board of directors.  The Director Option Plan provides that each eligible director is granted an option to purchase 30,000 shares of common stock under the Director Option Plan on the date on which he or she first becomes a Director of the Company.  In addition, on the same date, each new director is granted an option to purchase 20,000 shares of common stock under the 2001 Stock Incentive Plan.  Thereafter, each outside director is granted an option to purchase 10,000 additional shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he or she shall have served on our board of directors for at least six months.  In addition, an option to purchase 10,000 shares of common stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the board on which he or she shall have served as a chairperson for at least six months.

On January 2, 2001, each of Messrs. Limon, Shamir, Shani, Silver and Tanguy was granted a Subsequent Option to purchase up to 10,000 shares of our common stock, at an exercise price of $20.0625 per share, under the Director Option Plan.  Additionally, each of Messrs. Limon and Shamir was also granted a Committee Option for their service on one of our committee of the board, at an exercise price of $20.0625, under the Director Option Plan.

On February 2, 2002, the date on which Mr. Seroussi was appointed as one of our directors to fill the board vacancy created by Mr. Shani’s resignation, he was granted an option to purchase up to 30,000 shares of our common stock, at an exercise price of $22.54 per share, under the Director Option Plan.  On the same date, Mr. Seroussi also was granted an option to purchase up to 20,000 shares of our common stock, at an exercise price of $22.54 per share, under the 2001 Stock Plan.

Employment Agreements

The following Named Executive Officers have written employment agreements with the Company:  Messrs. Ayalon, Edan and Zelnik.

In April 1996, Mr. Ayalon entered into an employment agreement with DSP Semiconductors, Ltd., our wholly owned subsidiary in Israel (“DSP Semiconductors”), pursuant to which Mr. Ayalon was to serve as our President and Chief Executive Officer.  The term of the agreement is indefinite.  The agreement originally provided for a fixed monthly salary of NIS 47,000 (approximately U.S. $11,217), which has been adjusted from time to time by the Board of Directors and currently provides for an annual base salary of  U.S. $245,000.  Mr. Ayalon is also entitled to an annual bonus, the amount of which is determined at the sole discretion of the Board of Directors.  The agreement may be terminated by the Company or Mr. Ayalon, without cause (as defined in the agreement), upon six months advance written notice.  Mr. Ayalon’s employment agreement was amended in November 1997 to provide for the following:  (i) Mr. Ayalon’s base compensation shall be fixed at the commencement of each year, but shall not be subject to reduction during the term of the agreement; (ii) if Mr. Ayalon terminates the agreement without good reason or if we terminates the agreement for cause, then no further payments shall be made to Mr. Ayalon pursuant to the agreement and he shall be subject to a one-year prohibition against competition in addition to the customary prohibitions against disclosure of trade secrets; (iii) upon a change of control of the Company or if the agreement is terminated by Mr. Ayalon for good reason or by the Company without cause, then all rights of Mr. Ayalon under the agreement would continue for two years and all options held by Mr. Ayalon would accelerate and immediately vest and be exercisable in whole or in part at any time during the remaining two-year term of the agreement; and (iv) in the event of death or permanent disability of Mr. Ayalon, all options shall accelerate and immediately vest.  The Board of Directors further amended Mr. Ayalon’s agreement in April 2000 to provide that if we terminate Mr. Ayalon without cause prior to January 24, 2001 or if Mr. Ayalon terminates the agreement voluntarily at any time, then all options held by Mr. Ayalon shall be fully vested on the date of the notice of termination and be exercisable in whole or in part at any time from vesting of the options for a period of two years from the notice of termination.  Additionally, the Board approved that commencing January 24, 2001, all options held by Mr. Ayalon will accelerate and immediately vest after six months following the notice date of termination and be exercisable in whole or in part at any time from vesting of the options for a period of two years following their vesting.

In May 1999, Mr. Edan entered into an employment agreement with DSP Group, Ltd., one of our wholly owned subsidiaries, pursuant to which Mr. Edan is to serve as our Vice President Operations.  The term of the agreement is indefinite.  The agreement currently provides for a fixed monthly salary of NIS 52,000 (approximately U.S. $11,775), subject to adjustment from time to time.  Mr. Edan also is entitled to an annual bonus, the amount of which is determined at our sole discretion.  The agreement may be terminated by either the Company or Mr. Edan by prior written notice to the other party of ninety days.  However, we have the right to terminate Mr. Edan’s employment without prior notice.  In such a case, Mr. Edan shall be paid the amount due him under the prior notice period at the rate of his then current salary for such period.

In May 1999, Mr. Zelnik entered into an employment agreement with DSP Group, Ltd., one of our wholly owned subsidiaries, pursuant to which Mr. Zelnik is to serve as Vice President, Finance and Chief Financial Officer of the Company.  The term of the agreement is indefinite.  The agreement currently provides for a fixed monthly salary of NIS 41,000 (approximately U.S. $9,785), subject to adjustment from time to time.  Mr. Zelnik also is entitled to an annual bonus, the amount of which is determined at our sole discretion.  The agreement may be terminated by either the Company or Mr. Zelnik by prior written notice to the other party of ninety days.  However, we have the right to terminate Mr. Zelnik’s employment without prior notice.  In such a case, Mr. Zelnik shall be paid the amount due him under the prior notice period at the rate of his then current salary for such period.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the Company during 2001 consisted of Messrs. Limon, Shamir and Shani; Mr. Shamir served as its Chairman.  No member of this committee is a present or former officer or employee of the Company or any of its subsidiaries.  None of our executive officers served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Exchange Act of 1934 that might incorporate future filings, including this proxy statement, with the Securities and Exchange Commission, in whole or in part, the following report and the stock performance graph that follows shall not be deemed to be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

The compensation committee of the Company’s board of directors, which is comprised solely of independent, non-employee board members, has the authority and responsibility to establish the overall compensation strategy for the Company, including salary and bonus levels, administer the Company’s incentive compensation and benefit plans, 401(k) plans, and stock option and purchase plans, and review and make recommendations to the board of directors with respect to the Company’s executive compensation.  Messrs. Limon, Shamir and Shani are the current members of the compensation committee.

Compensation Policy.  The Company’s compensation policy, as established by the compensation committee, states that the executive officers’ total annual cash compensation should vary with the performance of the Company and that long–term incentives awarded to such officers should be aligned with the interest of the Company’s stockholders.  The Company has designed its executive compensation program to attract and retain executive officers who will contribute to the Company’s long–term success, to reward executive officers who contribute to the Company’s financial performance and to link executive officer compensation and stockholder interests through the grant of stock options under the 1991 Employee and Consultant Stock Plan (the “1991 Stock Plan”) and the 2001 Stock Incentive Plan (the “2001 Stock Plan”).

Compensation of the Company’s executive officers consists of three principal components:  salary, bonus and long–term incentive compensation consisting of stock option grants.

Salary.  The base salaries of the Company’s executive officers are reviewed annually and are set by the compensation committee.  When setting base salary levels, in a manner consistent with the compensation committee’s policy outlined above, the Committee considers competitive market conditions for executive compensation, the Company’s performance and the performance of the individual executive officer.

Bonus.  For the fiscal year ended December 31, 2001, the compensation committee evaluated the performance of, and set the bonuses payable to, the Chief Executive Officer and the other executive officers of the Company.  The performance factors utilized by the compensation committee in determining whether bonuses should be awarded to the Company’s executive officers included the following:  (1) increased sales of the Company’s products and increased profitability of the Company during fiscal 2001; (2) the officer’s overall individual performance in his position and his relative contribution to the Company’s performance during the year; and (3) the desire of the board of directors to retain the executive officer in the face of considerable competition for executive talent within the industry.  The board of directors or the compensation committee in the future may modify the foregoing criteria or select other performance factors with respect to bonuses paid to executive officers for any given fiscal year.

Long-term Incentive Compensation.  The Company believes that stock option grants (1) align executive officer interests with stockholder interests by creating a direct link between compensation and stockholder return; (2) give executive officers a significant, long-term interest in the Company’s success; and (3) help retain key executive officers in a competitive market for executive talent.

The 1991 Stock Plan and the 2001 Stock Plan authorize the board of directors, or a committee thereof, to grant stock options to employees and consultants of the Company, including the executive officers.  Stock option grants are made from time to time to executive officers whose contributions have or will have a significant impact on the Company’s long-term performance.  The Company’s determination of whether stock option grants are appropriate is based upon individual performance measures established for each individual on an annual basis.  Options are not necessarily granted to each executive officer during each year.  Generally, options granted to executive officers vest as to 25% of the grant on the first anniversary of the date of grant with the remaining options vesting quarterly over the next three years and expire seven years from the date of grant.  Details on stock options granted to certain executive officers in 2001 are provided in the table entitled “Option Grants in 2001” contained in this Annual Report on Form 10-K.

Compensation of Chief Executive Officer.  The board of directors considered the following factors in evaluating the performance of, and setting the bonus compensation for, Mr. Ayalon, the Company’s Chairman of the Board and Chief Executive Officer:  the increase in the net income of the Company from the prior year, the Company’s stock price and the time and effort that Mr. Ayalon individually applied in connection with the execution of his duties.  The compensation committee believes that the salary, bonus and long-term incentive compensation paid to Mr. Ayalon for the fiscal year ended December 31, 2001 were appropriate based on the above criteria.

Compensation Policy Regarding Deductibility.  Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation’s executive officers.  The limitation applies only to compensation which is not considered to be performance-based.  The non-performance based compensation paid to the Company’s executive officers in 2001 did not exceed the $1 million limit per officer.  The 1991 Stock Plan and the 2001 Stock Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under the respective plan will qualify as performance-based compensation which will not be subject to the $1 million limitation.  The compensation committee currently intends to limit the dollar amount of all other compensation payable to the Company’s executive officers to no more than $1 million.  The compensation committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant, and may use such exemptions in addition to the exemption contemplated under the 1991 Stock Plan and the 2001 Stock Plan.

Submitted by the compensation committee:

Zvi Limon

Yair Shamir

Shaul Shani

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Technology Sector Index.  The period shown commences on December 31, 1996 and ends on December 31, 2001, the end of the Company’s last fiscal year.  The graph assumes an investment of $100 on December 31, 1996, and the reinvestment of any dividends.

            The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to the Company with respect to beneficial ownership of our common stock as of March 14, 2002, by (i) each stockholder known to the Company to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group:

Name of Beneficial Owner (1)	Shares Beneficially Owned (2)	Approximate Percent Beneficially Owned (3)
Capital International, Inc. 11100 Santa Monica Boulevard Los Angeles, CA 90025 (4)	2,438,300	9.04%
Massachusetts Financial Services Company 500 Boylston Street Boston, MA 02116 (5).	1,921,360	7.12%
Capital Research and Management Co. 333 South Hope Street Los Angeles, CA 90071 (6).	1,411,000	5.23%
Taunus Corporation 31 West 52nd Street New York, New York 10019 (7).	1,398,921	5.19%
Magnum Technology, Ltd. c/o Rothschild Corporate Fiduciary Services, Ltd. P.O. Box 472 St. Peter’s House, Le Bordage St. Peter Port, Guernsey Channel Islands GY1 6AX (8)	1,268,500	4.7%
Eliyahu Ayalon (9)	712,449	2.64%
Boaz Edan (10)	94,720	*
Gideon Wertheizer (11)	120,624	*
Moshe Zelnik (12)	51,598	*
Zvi Limon (13)	33,333	*
Yair Seroussi.	—
Yair Shamir (14)	23,331	*
Shaul Shani (15)	6,666	*
Louis Silver (16)	33,334	*
Patrick Tanguy (17)	23,334	*
All directors and executive officers as a group (10 persons) (18)	1,099,389	4.08%

*                Less than 1%

(1)     Except as otherwise indicated, the address of each of the executive officers and directors is c/o DSP Group, Inc., 3120 Scott Boulevard, Santa Clara, California 95054.

(2)     To the Company’s knowledge, except as set forth in the footnotes to this table, and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.  Shares of the Company’s common stock, subject to options currently exercisable or that will become exercisable within 60 days of March 14, 2002 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  Percentages are based on 26,975,486 shares of the Company’s common stock outstanding as of March 14, 2002.

(4)     Capital International, Inc. filed Amendment No. 2 to a Schedule 13G, dated February 11, 2002, with the Securities and Exchange Commission on behalf of itself.  Capital International reported beneficial ownership of 2,438,300 shares.

(5)     Massachusetts Financial Services Company filed a Schedule 13G, dated February 12, 2002, with the Securities and Exchange Commission on behalf of itself.  Massachusetts Financial Services reported beneficial ownership of 1,921,360 shares.

(6)     Capital Research and Management Co. filed Amendment No. 1 to a Schedule 13G, dated February 11, 2002, with the Securities and Exchange Commission on behalf of itself.  Capital Research reported beneficial ownership of 1,411,000 shares.

(7)     Taunus Corporation filed a Schedule 13G, dated February 13, 2002, with the Securities and Exchange Commission on behalf of itself.  Taunus reported beneficial ownership of 1,398,921 shares.

(8)     Magnum Technology, Ltd.filed Amendment No. 11 to a Schedule 13D, dated March 12, 2002, with the Securities and Exchange Commission on behalf of itself.  Magnum reported beneficial ownership of 1,268,500 shares.

(9)     Includes 46,250 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(10)   Includes 94,373 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(11)   Includes 120,624 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(12)   Includes 51,250 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(13)   Includes 33,333 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(14)   Includes 23,331 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(15)   Includes 6,666 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(16)   Includes 2,000 shares of our common stock held by the Theodore J. Silver Trust of which Mr. Silver disclaims beneficial ownership, 8,000 shares of the Company’s common stock held by the Adrienne Silver Trust of which Mr. Silver disclaims beneficial ownership and 23,334 shares of the Company’s common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(17)   Includes 23,334 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

(18)   See footnotes (9) through (17).  Includes 1,084,995 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 14, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other Transactions

We have entered into indemnification agreements with each of its directors and executive officers.  We are required by such agreements to indemnify such individuals to the fullest extent permitted by Delaware law.

All future transactions between the Company and our officers, directors, principal stockholders and affiliates will be approved by a majority of the board of directors, including a majority of the disinterested, non-employee directors on the board of directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Agreements with Certain Affiliates

                From 1993 and until 2001, we engaged in a development and licensing agreement with AudioCodes.  Under the agreement, AudioCodes performed certain research and development services for us for which we paid AudioCodes a service fee.  We also paid AudioCodes royalty fees realized from the sale of our products incorporating their technology.  In addition, we were a supplier of chips to AudioCodes for which we received $511,000 in 2001.  For more information about our various arrangements with AudioCodes, see Note 8 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2001.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents have been filed as a part of this Annual Report on Form 10-K.

1.       Index to Financial Statements.

Description:
Report of Kost Forer & Gabbay, a member of Ernst & Young International, Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31,2001, 2000 and 1999

Notes to Consolidated Financial Statements

2.             Index to Financial Statement Schedules.

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description
Valuation and Qualifying Accounts	Schedule II

Consent of Kost Forer & Gabbay, a member of Ernst & Young International, Independent Auditors	Exhibit 23.1

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2001.

3.             List of Exhibits :

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as of April 13, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

3.3

Certificate of Determination of Preference of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6, 1997 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

4.2

Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.3

Amendment No. 1, dated May 19, 1999, to the Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

4.4

Letter dated as of March 13, 2001 amending the Amended and Restated Rights Agreement, dated as of November 9, 1998, substituting American Stock Transfer & Trust Company for Norwest Bank Minnesota, N.A. as Rights Agent.

4.5

Registration Rights Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

Exhibit Number	Description
10.1

1991 Employee and Consultant Stock Plan, as amended and restated July 19, 1999 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10.2

Forms of option agreements under 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

10.3

1993 Director Stock Option Plan, as amended and restated July 19, 1999 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference).

10.4

Forms of option agreements under 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.5

Israeli Stock Option Plan and form of option agreement thereunder (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

10.6

1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

10.7

Technology Assignment and License Agreement, dated January 7, 1994, by and between the Registrant and DSP Telecommunications, Ltd. (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

10.8

ACL Technology License Agreement, dated June 24, 1994, by and between the Registrant and AudioCodes, Ltd. (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

Exhibit Number	Description
10.9

Investment Agreement, dated June 16, 1994, by and between the Registrant and AudioCodes Ltd. (see Exhibit 10.30 for Appendix B to Investment Agreement) (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.10

Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.11

Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

10.12

Assignment and Assumption Agreement, dated October 9, 1996, by and between the Registrant and Dialogic Corporation, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.13

Sublease, dated October 18, 1996, as amended on December 4, 1996, by and between Dialogic Corporation and the Registrant, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.14

Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

Exhibit Number	Description
10.15

Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.16

Amendment to 1993 Directors Stock Option Plan, as adopted November 3, 1997 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.17

Separation and Consulting Agreement between the Registrant and Martin M. Skowron, dated May 31, 1998 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

10.18

Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.19	Amendment to 1998 Non-Officer Employee Stock Option Plan (filed as exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed December 18, 2000, and incorporated herein by reference).

10.20	1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.21

Stock Purchase Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

10.22

Second Amendment to Sublease, dated February 11, 1999, by and between Dialogic Corporation and the Registrant, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.23

Employment Agreement, dated May 1, 1999, by and between the Registrant and Moshe Zelnik (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

Exhibit Number	Description
10.24

Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.25

Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.26

Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.27

Amendment to Employment Agreement with Igal Kohavi, effective as of November 11, 1999 (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.28

Separation Agreement between the Registrant and Igal Kohavi, dated January 24, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.29	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000.

10.30

Investors’ Rights Agreement between the Registrant and certain Investors listed on Schedule thereto, dated as of March 27, 2000 (filed as Exhibit 4.2 on Form S-3, file no. 333-58060, filed with the SEC on March 30, 2001, and incorporated herein by reference).

10.31

2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 4.1 and 4.2 to the Registrant’s Registration Statement on Form S-8 filed July 26, 2001, and incorporated herein by reference)

11.1	Statements regarding computation of per share earnings.

21.1	Subsidiaries of DSP Group.

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See page 96 of this Annual Report on Form 10-K)

(b)     Reports on Form 8–K in Fourth Quarter.

The Company did not file any reports on Form 8–K during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.
By:	/s/ Eliyahu Ayalon
Eliyahu Ayalon
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	March 18, 2002

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eliyahu Ayalon and Moshe Zelnik or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2002
Eliyahu Ayalon

/s/ Moshe Zelnik	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 18, 2002
Moshe Zelnik

/s/ Zvi Limon	Director	March 22, 2002
Zvi Limon

	Director	March , 2002
Yair Shamir

/s/ Yair Seroussi	Director	March 22, 2002
Yair Seroussi

/s/ Louis Silver	Director	March 22, 2002
Louis Silver

	Director	March , 2002
Patrick Tanguy

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
	(in thousands)
Year ended December 31, 1998: Allowance for doubtful accounts	70	10	80
Sales returns reserve	123	—	123

Year ended December 31, 1999: Allowance for doubtful accounts	80	60	140
Sales returns reserve	123	—	123

Year ended December 31, 2000: Allowance for doubtful accounts	140	60	200
Sales returns reserve	123	—	123

Year ended December 31, 2001: Allowance for doubtful accounts	200	218	418
Sales returns reserve	123	—	123