Form 10-Q
period 2002-03-31
DSP GROUP INC /DE/
filed 2002-05-15
CIK 915778

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 1, 2002, there were 27,024,308 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$28,307	$39,146
Marketable securities and short term bank deposits	68,274	70,893
Trade receivables, net	17,779	14,430
Deferred income taxes	2,338	2,338
Other accounts receivable and prepaid expenses	1,097	1,866
Inventories	2,549	2,098

Total current assets	120,344	130,771
Property and equipment, at cost:	23,889	23,508
Less accumulated depreciation and amortization	(16,801)	(15,919)

	7,088	7,589
Long term assets:
Long term marketable securities	154,493	139,752
Other investments	17,580	25,536
Other assets, net	6,484	6,419
Severance pay fund	2,413	2,312

Total long term assets	180,970	174,019

Total assets	$308,402	$312,379

Liabilities and stockholders' equity
Current liabilities:
Trade payables	$9,190	$5,830
Other current liabilities	16,328	17,613

Total current liabilities	25,518	23,443
Long term liabilities
Accrued severance pay	2,444	2,418
Deferred income taxes	3,835	7,541
Commitments and contingencies
Stockholders' equity:
Common stock	27	27
Additional paid-in capital	155,969	155,969
Treasury stock	(5,962)	(8,623)
Accumulated other comprehensive income (loss)	(3,685)	2,652
Retained earnings	130,256	128,952

Total stockholders' equity	276,605	278,977

Total liabilities and stockholders' equity	$308,402	$312,379

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales	$20,585	$18,048
Software licensing, royalties and other	4,637	6,126

Total revenues	25,222	24,174
Cost of revenues:
Product sales	12,459	9,683
Software licensing, royalties and other	464	324

Total cost of revenues	12,923	10,007

Gross profit	12,299	14,167
Operating expenses:
Research and development, net	6,554	6,272
Sales and marketing	2,639	2,735
General and administrative	1,623	1,696
Aborted offering expenses and other	865	—

Total operating expenses	11,681	10,703

Operating income	618	3,464
Financial and other income (expense):
Interest and other income	2,682	3,467
Interest and other expense	(55)	(84)
Equity in earnings of affiliates	—	105
Minority interest in losses of subsidiary	—	173

Income before taxes on income	3,245	7,125
Taxes on income	(555)	(1,463)

Net income	$2,690	$5,662

Net earnings per share:
Basic	$0.10	$0.21
Diluted	$0.10	$0.21
Shares used in per share computations:
Basic	26,951	26,415
Diluted	28,059	27,438

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Three Months Ended March 31,
	2002	2001
Net cash provided by operating activities	$2,364	$4,205
Investing activities
Purchase of held to maturity marketable securities and bank deposits	(29,990)	(17,409)
Proceeds from sales and maturity of held to maturity marketable securities and bank deposits	17,893	50,423
Purchases of property and equipment	(381)	(1,389)
Proceeds from sale of property and equipment	—	97
Investment in available for sale marketable securities	(2,000)	—

Net cash provided by (used in) investing activities	(14,478)	31,722

Financial activities
Issuance of Common Stock for cash upon exercise of options and employee stock purchase plan	1,275	1,192

Net cash provided by financing activities	1,275	1,192

Increase (decrease) in cash and cash equivalents	$(10,839)	$37,119

Non-cash investing and financing information:
Acquisition of VoicePump shares in exchange of issuance of Common Stock	$—	$3,651

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(US dollars in thousands)

Three Months Ended March 31, 2002	Number of Common Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2001	26,873	$27	$155,969	$(8,623)	$128,952	$2,652	$278,977
Net income	—	—	—	—	2,690	—	2,690
Unrealized loss on available for sale marketable securities, net	—	—	—	—	—	(6,152)	(6,152)
Unrealized loss from hedging activities	—	—	—	—	—	(185)	(185)

Total comprehensive income	—	—	—	—	—	(6,337)	(3,647)
Issuance of Treasury Stock upon exercise of stock options	87	—	—	586	(157)	—	429
Issuance of Treasury Stock upon purchase of ESPP shares	25	—	—	2,075	(1,229)	—	846

Balance at March 31, 2002	26,985	$27	$155,969	$(5,962)	$130,256	$(3,685)	$276,605

Three Months Ended March 31, 2001
Balance at December 31, 2000	26,248	$27	$151,787	$(19,940)	$114,291	$—	$246,165
Net income	—	—	—	—	5,662	—	5,662
Unrealized loss on available for sale marketable securities	—	—	—	—	—	(62)	(62)
Unrealized loss from hedging activities	—	—	—	—	—	(20)	(20)

Total comprehensive income	—	—	—	—	—	(82)	5,580
Issue of Common Stock in acquisition of VoicePump	161	—	3,651	—	—	—	3,651
Issuance of Treasury Stock upon exercise of stock options	82	—	—	1,980	(1,169)	—	811
Issuance of Treasury Stock upon purchase of ESPP shares	29	—	—	702	(321)	—	381

Balance at March 31, 2001	26,520	$27	$155,438	$(17,258)	$118,463	$(82)	$256,588

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

VoicePump, Inc.: VoicePump, Inc. ("VoicePump") is a U.S. corporation primarily engaged in the design, research, development and marketing of software applications for Voice over DSL (VoDSL) and Voice over Internet Protocol (VoIP). In March 2000, the Company acquired (1) approximately 1,960,250 shares of Common Stock of VoicePump from certain shareholders in exchange for approximately 261,000 shares of its Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump common stock directly from VoicePump together with warrants to purchase up to 1,027,397 shares of VoicePump Common Stock at an exercise price of $4.866 per share within two years (of the issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of $4.866 per share within three years (of the issuance of the warrant) for $5,000,000. In March 2001, the Company exercised its option and acquired the remaining shares of VoicePump (1,210,750 shares), in exchange for 161,433 shares of the Company's Common Stock, as provided in the original stock purchase agreement, executed on March 22, 2000. As a result of the purchase of the remaining equity, VoicePump became a wholly-owned subsidiary of the Company and part of the Company's U.S.-based broadband products, and has continued to focus on the development of its VP100 family of products. The Company's current investment in VoicePump included the excess of its purchase price over the net assets acquired (approximately $5,804,000 as of December 31, 2001), which was attributed to goodwill (the goodwill was amortized until December 31, 2001- for more information about goodwill amortization, see Note J- Change in Accounting for Goodwill and Certain Other Intangibles), and recorded in "Other assets, net" on the consolidated balance sheets.

The condensed consolidated statements of income for the three months ended March 31, 2001 include the minority interest in our equity investment in VoicePump in the amount of $173,000.

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

	March 31, 2002	December 31, 2001
Work-in-process	$1,582	$853
Finished goods	967	1,245

	$2,549	$2,098

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings per share further includes the effect of dilutive stock options outstanding during the period, all in accordance with SFAS No. 128, "Earnings per Share". The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net Income	$2,690	$5,662
Denominator:
Weighted average number of shares of common stock outstanding during the period used to compute basic earning per share	26,951	26,415
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	1,108	1,023

Weighted average number of shares of common stock used to compute diluted earnings per share	28,059	27,438

Basic net earnings per share	$0.10	$0.21

Diluted net earnings per share	$0.10	$0.21

NOTE D—INVESTMENTS

The following is a summary of the held-to-maturity securities and short term bank deposits (in thousands):

	Amortized Cost		Unrealized Gains (Losses)		Estimated Fair Value
	March 31 2002	December 31 2001	March 31 2002	December 31 2001	March 31 2002	December 31 2001
Obligations of states and political subdivisions	$73,443	$63,190	$(876)	$(205)	$72,567	$62,985
Corporate obligations	149,324	147,455	405	1,712	149,729	149,167

	$222,767	$210,645	$(471)	$1,507	$222,296	$212,152

The amortized cost of held-to-maturity debt and securities at March 31, 2002, by contractual maturities, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$68,274	$69,073
Due after one year	154,493	153,223

	$222,767	$222,296

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 59% and 49% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The loss of one or more major distributors or customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE G—OTHER INVESTMENTS

Other investments are comprised of:

AudioCodes, Ltd.:    AudioCodes, Ltd. ("AudioCodes") is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

The Company currently owns approximately 4.5 million of AudioCodes shares, which represents approximately 11% of its outstanding shares. Since April 1, 2001, the Company has ceased to have a representative on the AudioCodes' Board of Directors, and was not involved in any way in AudioCodes' policy making processes. Therefore, since April 1, 2001, the Company has not had a significant influence over the operating and financial policies of AudioCodes and thus stopped accounting for this investment under the equity method of accounting. As of April 1, 2001, the carrying amount of the Company's investment in AudioCodes, under the equity method of accounting, amounted to $20.5 million. As of April 1, 2001, the Company's investment in AudioCodes was reclassified as available-for-sale marketable securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Securities available for sale are carried at fair value, with any unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity—"Accumulated other comprehensive income". As of March 31, 2002, the fair market value of the Company's investment in AudioCodes was approximately $15.1 million. The Company's consolidated balance sheets as of March 31, 2002 include unrealized loss on available-for-sale marketable securities of $5.4 million, net of unrealized tax expenses of $2.0 million, for its investment in AudioCodes. The Company's equity in the net income of AudioCodes was $105,000 in the first quarter of 2001

Tomen Corporation.:    In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in shares of its Japanese distributor's parent company, Tomen Corporation, as part of a long strategic relationship. Tomen's shares are traded on the Japanese stock exchange, and are recorded at fair market value as available-for-sale marketable securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

As of March 31, 2002, and as of March 31, 2001, the fair market value of the Company's investment in Tomen was approximately $344,000 and $423,000, respectively.The condensed consolidated balance sheets as of March 31, 2002 and as of March 31, 2001, include unrealized loss on available-for-sale marketable securities of $141,000 and $62,000, respectively.

Tower Semiconductor.:    Tower Semiconductor Ltd. is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies. Tower provides manufacturing and turnkey services for integrated circuits (IC) on silicon wafers in geometries from 1.0 to 0.35 micron, using its advanced technological capabilities and the proprietary designs of its customers.

In January, 2002 DSP Group Ltd., an Israeli company and a wholly-owned subsidiary of the Company, invested in common stock of Tower Semiconductor Ltd. for a total consideration of $2,000,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

As of March 31, 2002, the fair market value of the Company's investment in Tower was approximately $2,104,000.

The condensed consolidated balance sheets as of March 31, 2002 include unrealized gain on available-for-sale marketable securities of approximately $104,000.

NOTE H—DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments in New Israeli Shekels (NIS) during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli subsidiary denominated in NIS for a period of two to ten months with forward contracts.

These forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

As of March 31, 2002, the Company recorded a comprehensive loss of $216,000 derived from its forward contracts with respect to anticipated payroll payments expected during the next twelve months.

NOTE I—CONTINGENCIES

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

NOTE J—CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES

Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase of impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net income:
Reported net income	$2,690	$5,662
Goodwill amortization	—	189

Adjusted net income	$2,690	$5,851

Basic net earning per share:
Reported net earning per share	$0.10	$0.21
Goodwill amortization	—	0.01

Adjusted basic net earning per share	$0.10	$0.22

Diluted net earning per share:
Reported net earning per share	$0.10	$0.21
Goodwill amortization	—	—

Adjusted diluted net earning per share	$0.10	$0.21

NOTE K—ABORTED OFFERING EXPENSE AND OTHER

In the first quarter of 2002, we recorded two unusual expense items amounting to approximately $865,000. An expense of approximately $767,000 was recorded relating to the aborted offering expenses for an initial public offering of our IP cores licensing business, which did not occurred. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of our investment in Messagebay, a private company that develops both turnkey and customized software that enable two way voice, video, and animated messaging for web applications and wireless devices.

NOTE L—NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by a sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less this cost of sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of January 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact, if any, on the Company's financial position and results of operations.

NOTE M—SUBSEQUENT EVENT

On April 4, 2002, the Company, Ceva, Inc., one of its wholly-owned subsidiaries ("Ceva") and Parthus Technologies plc ("Parthus") entered into a combination agreement (the "Combination Agreement") pursuant to which Parthus and the Company agreed to affect a combination of the DSP cores licensing business of the Company with Parthus, whereby, immediately after the Company contributing its DSP cores licensing business and operations and the related assets and liabilities of such business and operations to Ceva (the "Separation"), Parthus will be acquired by Ceva in exchange for the Common Stock of Ceva (the "Combination"). The new combined company will be called ParthusCeva, Inc. ("ParthusCeva").

Subject to obtaining a ruling from the U.S. Internal Revenue Services that the Separation and distribution of Ceva Common Stock to the Company's stockholders will be a tax-free reorganization and the approval of the Combination by the shareholders of Parthus, the Company will distribute on a pro rata basis 100% of the Ceva Common Stock it holds to its stockholders. Immediately following the Separation and pursuant to the Combination, Ceva will issue its Common Stock to the shareholders of Parthus and Parthus will become a wholly-owned subsidiary of Ceva. As a result of these transactions, the stockholders of the Company will hold shares representing approximately 50.1% of the Common Stock of ParthusCeva and the former shareholders of Parthus will hold shares representing approximately 49.9% of the Common Stock of ParthusCeva.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total Revenues.    Our total revenues were $25.2 million in the first quarter of 2002, as compared to $24.2 million in the first quarter of 2001. The slight increase in the first quarter of 2002, as compared to the same period in 2001 was primarily due to our increased revenues from product sales offset by decreased revenues from licensing and royalties. Product sales increased primarily due to strong demand for our 900 MHz and 2.4 GHz Narrowband products, especially in Japan. Our licensing and royalty revenues decreased to $4.6 million for the first quarter of 2002, as compared to $6.1 million for the same period of 2001 due to (i) only one new license contract being included in the sales of the first quarter of 2002, as compared to two new license contracts being included in the sales of the first quarter of 2001, (ii) a decrease in royalty revenues relating to a decrease in the number of units shipped by our licensees and (iii) a lower rate of per unit royalties.

In 2001 and the first quarter of 2002, we witnessed a challenging environment in the telecommunication and semiconductors industries, resulting in longer sales cycles and delays in the purchase decision-making processes of potential customers for our DSP core technology. This resulted in fewer number of new license agreements being executed in 2001 and in the first quarter of 2002, as compared to 2000, and limited business visibility for future license agreements.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP cores to foreign customers, represented 96% of our total revenues for the three months ended March 31, 2002, as compared to 88% of our total revenues for the three months ended March 31, 2001. The increase in export sales in the first quarter of 2002 as compared to the first quarter of 2001 was primarily due to higher sales to the Japanese market (especially IDT product sales) offset by lower sales to the American market (especially in our licensing activities). All export sales are denominated in U.S. dollars.

Significant Customers.    Revenues from one distributor, Tomen Electronics, accounted for 59% and 49% of our total revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in the first quarter of 2002 as compared to the first quarter of 2001 was primarily due to a higher volume of sales in Japan. The loss of Tomen Electronics or one or more of our other major distributors or customers could harm our business, financial condition and results of operations.

Gross Profit.    Gross profit as a percentage of total revenues decreased to 49% in the first quarter of 2002 from 59% in the first quarter of 2001. The decrease in gross profits was partly due to a decrease in license revenues, which typically generate significantly higher gross profits than product revenues, as a percentage of total revenues. In addition, product gross profits as a percentage of product sales decreased to 39% in the first quarter of 2002 from 46% in the first quarter of 2001, primarily due to lower margins on cordless telephony products, whose share of total revenues increased substantially in the first qurter of 2002, as compared to the first quarter of 2001. We managed to partially offset the continued decline in average selling prices of cordless telephony products with a decrease in manufacturing costs, partially due to technological improvements.

Research and Development Expenses.    Our research and development expenses increased to $6.6 million in the first quarter of 2002 from $6.3 million in the first quarter of 2001. The slight increase was primarily attributed to higher levels of semiconductor mask expenses due to the introduction of new products, offset by lower labor expenses of our research and development employees employed in our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar. Our research and development expenses as a percentage of total revenues were 26% for the three months ended March 31, 2002 and 2001.

Sales and Marketing Expenses.    Our sales and marketing expenses decreased slightly to $2.6 million in the first quarter of 2002 from $2.7 million in the first quarter of 2001. Our sales and marketing expenses as a percentage of total revenues were 10% in the three months ended March 31, 2002 and 11% in the three months ended March 31, 2001.

General and Administrative Expenses.    Our general and administrative expenses were $1.6 million in the three months ended March 31, 2002, as compared to $1.7 million in the three months ended March 31, 2001. These expenses in the first quarter of 2002 as a percentage of total revenues decreased to 6%, as compared to 7% in the first quarter of 2001.

Unusual items.    In the first quarter of 2002, we recorded two unusual expense items amounting to approximately $865,000. An expense of approximately $767,000 was recorded relating to the planning for an initial public offering of our DSP cores licensing business, which did not occurred. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of our investment in Messagebay, a private company that develops both turnkey and customized software that enable two way voice, video, and animated messaging for web applications and wireless devices.

Interest and Other Income (Expense).    Interest and other income and interest and other expenses, net, for the three months ended March 31, 2002 decreased to $2.6 million from $3.4 million for the three months ended March 31, 2001. The decrease was primarily due to the overall lower market interest rates in the three months ended March 31, 2002, offset by higher levels of cash, cash equivalents, marketable securities and short term bank deposits during the same period.

Equity in Earnings of Affiliate.    Since April 1, 2001, we no longer had significant influence over the operating and financial policies of AudioCodes and thus stopped accounting for this investment under the equity method of accounting. Our equity in the net income of AudioCodes was $105,000 in the three months ended March 31, 2001.

Minority Interest in Losses of Subsidiary.    We included in our condensed consolidated statements of income for the three months ended March 31, 2001, an amount of $173,000 for our minority interest in VoicePump's losses.

Provision for Income Taxes.    In 2002 and 2001, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.    During the three months ended March 31, 2002, we generated $2.4 million of cash from our operating activities, as compared to $4.2 million during the three months ended March 31, 2001. This decrease was mainly due to lower net income in the three months ended March 31, 2002.

Investing Activities.    We invest excess cash in short-term bank deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2002, we purchased $30.0 million of investments classified as short-term and long-term bank deposits and held-to-maturity marketable securities, as compared to $17.4 million during the first three months of 2001. During the same periods, $17.9 million and $50.4 million, respectively, of investments classified as held-to-maturity marketable securities matured. Additionally, in anticipation of our cash contribution of $40 million to Ceva, Inc., one of our subsidiaries, in connection with the spin-off, we are currently building this cash reserve to be set aside for Ceva. Accordingly, our income from investing acitivites for future quarters may decrease as a result. See Note M to the notes to the condensed consolidated financial statements for more information about the spin-off.

Our capital equipment purchases for the first three months of 2002, consisting primarily of research and development software and computers, totaled $0.4 million, as compared to $1.4 million for the first three months of 2001. In addition, during the three months ended March 31, 2002, we invested $2.0 million in an independent wafer manufacturer company, Tower Semiconductor Ltd., and the investment was recorded as available-for-sale marketable securities in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" and included in our consolidated balance sheets under "Other assets".

Financing Activities.    During the three months ended March 31, 2002, we received $1.3 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $1.2 million during the three months ended March 31, 2001.

At March 31, 2002, our principal source of liquidity consisted of cash and cash equivalent deposits totaling $28.3 million and marketable securities and short-term cash deposits of $222.8 million. Our working capital at March 31, 2002 was $94.8 million.

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

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2002. However, due to the recent increase in the volatility of the exchange rate of the NIS versus U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments during the year, we instituted a foreign currency cash flow hedging program. At the end of first quarter of year 2001, we entered into forward contracts to hedge a portion of the anticipated NIS payroll of our Israeli subsidiary for a period of two to ten months. These contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses. As of March 31, 2002, we recorded a comprehensive loss of $216,000 derived from our forward contracts with respect to anticipated payroll payments expected in the year 2002. Such amounts will be recorded in earnings in 2002.

European Monetary Union.    Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. Since January 1, 2002, all EMU countries have been operating with the euro as their single currency. We assessed the effect the euro formation has on our internal systems and the sale of our products and determined that the cost related to the euro conversion had no substantial effect on our financial condition and results of operations.

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

Our Average Selling Prices Continue to Decline.    Sales of our IDT products consisted of 80% of our total revenues in first quarter of 2002. However, we have experienced a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions. However, we cannot guarantee that our on-going efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices of our IDT processors.

We Depend on the IDT Market Which is Highly Competitive.    Sales of IDT products comprise 80% of our product sales. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

We May Need to Increase Our Research and Development Efforts to Remain Competitive.    The DSP Cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate their chip designs to increase the parallel processing of the chips and/or designs they offer. For example, one such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, or if other new technologies are demanded by our customers, we may need to further our research and development to obtain such technologies or our failure to remain competitive could have an adverse effect on our results of operations. We spent $6.6 million, or 26% of our total revenues, in the first quarter of 2002, on research and development and expect to continue to invest heavily in this area. However, we cannot assure you that this or future expenditures will result in new and enhanced products or such products will be accepted in the market.

We Depend on International Operations.    We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. For example, export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, as well as license fees on DSP core designs, represented 96% of our total revenues for the first quarter of 2002. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

  •
  unexpected changes in regulatory requirements;

  •
  fluctuations in the exchange rate for the United States dollar;

  •
  imposition of tariffs and other barriers and restrictions;

  •
  burdens of complying with a variety of foreign laws;

  •
  political and economic instability; and

  •
  changes in diplomatic and trade relationships.

We Rely on a Primary Distributor and the Failure of This Distributor to Perform as Expected Could Reduce Our Future Sales and Revenues.    We sell our products to customers primarily through distributors and OEMs. Particularly, revenues from one distributor, Tomen Electronics, accounted for 59% of our total revenues in the first quarter of 2002. Our future performance will depend, in part, on Tomen to continue to successfully market and sell our products. Furthermore, Tomen sells our products to a limited number of customers. One customer of Tomen, Kyushu Matsushita Electric Corp., Ltd, has continually accounted for a majority of Tomen's sales. Kyushu Matsushita Electric manufactures and markets Panasonic cordless telephones. The loss of Tomen as our distributor and our inability to obtain a satisfactory replacement in a timely manner may harm our sales and results of operations. Additionally, the loss of Kyushu Matsushita and Tomen's inability to thereafter effectively market our products may harm our sales and results of operations.

We Face Risks From Operating in Israel.    Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2002, 160 of our 204 employees were located in Israel, including 101 out of 120 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Combination Agreement with Parthus Technologies plc.    On April 4, 2002, we entered into a Combination Agreement with Ceva, Inc. (one of our wholly-owned subsidiaries and to which we will be transferring our DSP cores licensing business) and Parthus Technologies plc. Pursuant to the agreement, the parties agreed to combine Parthus with Ceva in a merger of equals. The new combined company will be called ParthusCeva, Inc. Under the terms of the agreement, immediately following the transaction, our shareholders and the former shareholders of Parthus will own approximately 50.1% and 49.9% of ParthusCeva, respectively. Our board of directors and the board of directors of Parthus expect the merger to be completed by the end of the third quarter of 2002. However, the completion of the combination is still subject to many conditions and we cannot assure you that the intended combination will occur as scheduled, if at all. Moreover, the process of separating our DSP cores licensing business and transferring the same to Ceva and the combination of Parthus with Ceva may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management's attention. Furthermore, even if the combination of Parthus with Ceva is completed, we cannot assure you that it will achieve the levels of revenues, profitability or productivity or otherwise perform as expected. All of the forward-looking statements made herein with respect to our business, results of operations and financial condition are necessarily colored by, and would be materially affected by, our transfer of our DSP cores licensing business to Ceva and the subsequent merger of Parthus with Ceva.

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

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits: None.

  (b)
  Reports on Form 8-K.

  (1)
  The Company filed a Form 8-K on March 15, 2002 confirming that it was in preliminary discussions with Parthus Technologies plc regarding a potential combination of Parthus' business and its DSP cores licensing business.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)
Date: May 15, 2002	By:	/s/ MOSHE ZELNIK Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DSP GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (US dollars in thousands)
DSP GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (US dollars in thousands, except per share amounts)
DSP GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (US dollars in thousands)
DSP GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (US dollars in thousands)
DSP GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (UNAUDITED)
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