Form 10-Q
period 2002-06-30
DSP GROUP INC /DE/
filed 2002-08-14
CIK 915778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission File Number 0-23006

DSP GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
3120 Scott Boulevard, Santa Clara, California	95054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:(408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of August 1, 2002, there were 27,096,443 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$30,969	$39,146
Cash designated for combination	40,000	—
Marketable securities and short term bank deposits	56,133	70,893
Trade receivables, net	13,550	6,315
Deferred income taxes	2,098	2,098
Other accounts receivable and prepaid expenses	964	1,547
Inventories	9,747	2,048
Assets of discontinued operation	14,544	12,197
Total current assets:	168,005	134,244
Property and equipment, at cost	18,986	18,037
Less accumulated depreciation and amortization	(13,959)	(12,647)
Property and equipment, net	5,027	5,390
Long term assets:
Long term marketable securities	126,795	139,752
Other investments	11,557	25,536
Other assets, net	6,263	6,229
Severance pay fund	1,252	1,228
(Total long term assets)	145,867	172,745
Total assets	$318,899	$312,379

Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$13,603	$5,123
Other current liabilities	15,114	11,592
Liabilities of discontinued operation	5,806	7,852
Total current liabilities	34,523	24,567
Long term liabilities
Accrued severance pay	1,287	1,294
Deferred income taxes	2,205	7,541

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 5,000,000; Issued and outstanding shares — none
Common stock, $0.001 par value; Authorized shares — 50,000,000; Issued and outstanding shares — 27,059,182 and 26,625,557	27	27
Additional paid-in capital	155,969	155,969
Treasury stock	(4,209)	(8,623)
Accumulated other comprehensive income (loss)	(200)	2,652
Retained earnings	129,297	128,952
Total stockholders’ equity	280,884	278,977
Total liabilities and stockholders’ equity	$318,899	$312,379

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product revenues and other	$31,899	$19,338	$53,025	$37,544
Cost of product revenues and other	19,154	11,416	31,766	21,157
Gross profit	12,745	7,922	21,259	16,387
Operating expenses:
Research and development	4,975	4,921	9,879	9,986
Sales and marketing	2,541	2,325	4,477	4,432
General and administrative	985	1,220	1,915	2,236
Aborted spin-off expenses and other	—	—	865	—
Total operating expenses	8,501	8,466	17,136	16,654
Operating income (loss)	4,244	(544)	4,123	(267)
Other income (expense):
Interest and other income, net	2,541	3,344	5,150	6,621
Equity in earnings of affiliates	—	—	—	105
Minority interest in losses of subsidiary	—	—	—	173
Income after financial and other	6,785	2,800	9,273	6,632
Impairment of available-for-sale marketable securities	(9,815)		(9,815)
Income (loss) before provision for income tax	(3,030)	2,800	(542)	6,632
Provision (benefit) for (from) income taxes	(2,112)	1,115	(1,799)	1,720
Net income (loss) from continued operations	(918)	1,685	1,257	4,912
Net income from discontinued operations	995	3,672	1,510	6,107
Net income	$77	$5,357	$2,767	$11,019

Net earnings per share for continued operations:
Basic	$(0.03)	$0.06	$0.05	$0.19
Diluted	$(0.03)	$0.06	$0.04	$0.18

Net earnings per share for discontinued operations:
Basic	$0.04	$0.14	$0.06	$0.23
Diluted	$0.04	$0.13	$0.05	$0.22

Net earnings per share (combined):
Basic	$0.00	$0.20	$0.10	$0.42
Diluted	$0.00	$0.20	$0.10	$0.40
Shares used in per share computations:
Basic	27,035	26,574	26,993	26,495
Diluted	27,896	27,445	27,946	27,427

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by operating activities	$9,443	$10,938

Investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(37,487)	(79,931)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	63,747	67,216
Purchases of property and equipment	(994)	(1,384)
Proceeds from sale of property and equipment	11	97
Investment in available-for-sale marketable securities	(2,000)	—
Proceeds from available-for-sale marketable securities	1,504	—
Cash contributed to discontinued operation	(4,393)	(3,234)
Net cash provided by (used in) investing activities	20,388	(17,236)
Financial activities
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	1,992	2,226
Net cash provided by financing activities	1,992	2,226
Increase (decrease) in cash and cash equivalents	$31,823	$(4,072)
Cash and cash equivalents at beginning of period	$39,146	$45,035
Cash and cash equivalents at end of period	$70,969	$40,963

Non-cash investing and financing information:
Acquisition of VoicePump shares in exchange for issuance of common stock	$—	$3,651

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(US dollars in thousands)

	Number of		Additional			Other	Total
Three Months Ended	Common	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
June 30, 2002	Stock	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

Balance at March 31, 2002	26,985	$27	$155,969	$(5,962)	$130,256	$(3,685)	$276,605
Net income	—	—	—	—	77	—	77
Unrealized loss on available-for-
sale marketable securities, net	—	—	—	—	—	3,337	3,337
Unrealized loss from hedging
activities	—	—	—	—	—	148	148

Total comprehensive income	—	—	—	—	—	3,485	3,562
Issuance of treasury stock upon
exercise of stock options	74	—	—	1,753	(1,036)	—	717

Balance at June 30, 2002	27,059	$27	$155,969	$(4,209)	$129,297	$(200)	$280,884

Three Months Ended
June 30, 2001

Balance at March 31, 2001	26,520	$27	$155,438	$(17,258)	$118,463	$(82)	$256,588
Net income	—	—	—	—	5,357	—	5,357
Unrealized loss on available-for-
sale marketable securities	—	—	—	—	—	7,117	7,117
Unrealized loss from hedging
activities	—	—	—	—	—	20	20

Total comprehensive income	—	—	—	—	—	7,137	12,494
Issuance of treasury stock upon
exercise of stock options	106	—	—	2,531	(1,498)	—	1,033

Balance at June 30, 2001	26,626	$27	$155,438	$(14,727)	$122,322	$7,055	$270,115

Six Months Ended
June 30, 2002

Balance at December 31, 2001	26,873	$27	$155,969	$(8,623)	$128,952	$2,652	$278,977
Net income	—	—	—	—	2,767	—	2,767
Unrealized loss on available-for-
sale marketable securities, net	—	—	—	—	—	(2,815)	(2,815)
Unrealized loss from hedging
activities	—	—	—	—	—	(37)	(37)

Total comprehensive income	—	—	—	—	—	(2,852)	(85)
Issuance of treasury stock upon
exercise of stock options	161	—	—	2,339	(1,193)	—	1,146
Issuance of treasury stock upon
purchase of ESPP shares	25	—	—	2,075	(1,229)	—	846

Balance at June 30, 2002	27,059	$27	$155,969	$(4,209)	$129,297	$(200)	$280,884

Six Months Ended
June 30, 2001

Balance at December 31, 2000	26,248	$27	$151,787	$(19,940)	$114,291	$—	$246,165
Net income	—	—	—	—	11,019	—	11,019
Unrealized gain on available-for-
sale marketable securities	—	—	—	—	—	7,055	7,055
Total comprehensive income	—	—	—	—	—	7,055	18,074
Issue of common stock in
acquisition of VoicePump	161	—	3,651	—	—	—	3,651
Issuance of treasury stock upon
exercise of stock options	188	—	—	4,511	(2,667)	—	1,844
Issuance of treasury stock upon
purchase of ESPP shares	29	—	—	702	(321)	—	381
Balance at June 30, 2001	26,626	$27	$155,438	$(14,727)	$122,322	$7,055	$270,115

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any future period. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Combination Agreement with Parthus Technologies plc. On April 4, 2002, DSP Group, Inc. (the “Company”), Ceva, Inc. (one of its wholly-owned subsidiaries to which the Company intends to transfer its DSP cores licensing business) (“Ceva”) and Parthus Technologies plc (“Parthus”) entered into a combination agreement, as may be amended from time to time (the “Combination Agreement”) pursuant to which Parthus and the Company agreed to affect a combination of Ceva with Parthus, whereby, immediately after the Company contributing its DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva (the “Separation”), Parthus will be acquired by Ceva in exchange for the common stock of Ceva (the “Combination”). The new combined company will be called ParthusCeva, Inc. (“ParthusCeva”).

On July 11, 2002, the Company received a ruling from the United States Internal Revenue Service that the contribution of its DSP cores licensing business to Ceva and the distribution of the shares of Ceva’s common stock to the Company’s stockholders will be treated as a tax-free transaction for United States federal income tax purposes. The Combination is to be effected by a scheme of arrangement (the “Scheme”) and is subject to, among other things, the approval of the Scheme by the Parthus shareholders and the sanction of the Scheme by the High Court of Ireland. Subject to the approval of the Combination by the Parthus shareholders and the satisfaction of the other closing conditions set forth in the Combination Agreement, the Company will distribute on a pro rata basis all of the Ceva common stock it holds immediately prior to the Separation to its stockholders. Immediately following the Separation and pursuant to the terms of the Combination Agreement and Scheme, the parties anticipate that Ceva will issue its common stock to the Parthus shareholders and Parthus will become a wholly-owned subsidiary of Ceva. If these transactions are consummated as currently anticipated, upon consummation, the stockholders of the Company will hold shares representing approximately 50.1% of ParthusCeva’s common stock and the former Parthus shareholders will hold shares representing approximately 49.9% of ParthusCeva’s common stock.

As from June 30, 2002, the Company has begun to report the statements of income of its DSP cores licensing business as a discontinued operation (see Note M - Discontinued Operation).

VoicePump, Inc.: VoicePump, Inc. (“VoicePump”) is a U.S. corporation primarily engaged in the design, research, development and marketing of software applications for Voice over DSL (VoDSL) and Voice over Internet Protocol (VoIP). In March 2000, the Company acquired a majority of the outstanding stock of VoicePump, and was granted an option to purchase the remaining shares. In March 2001, the Company acquired the remaining shares of VoicePump, and it became one of the Company’s wholly-owned subsidiaries. The Company’s investment in VoicePump included the excess of its purchase price over the net assets acquired (approximately $5,804,000 as of December 31, 2001), which was attributed to goodwill and was recorded in “Other assets, net” on the Company’s consolidated balance sheets for the fiscal year ended December 31, 2001. The Company ceased amortization of the goodwill relating to the acquisition of VoicePump after December 31, 2001. For more information about goodwill amortization, see Note J -Change in Accounting for Goodwill Amortization and Certain Other Intangibles.

The unaudited condensed consolidated statements of income for the six months ended June 30, 2001 include the minority interest in the Company’s equity investment in VoicePump in the amount of $173,000 (all of which was recorded in the first quarter of 2001).

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventories are composed of the following (U.S. dollars in thousands):

	June 30, 2002	December 31, 2001

Work-in-process	$7,075	$853
Finished goods	2,672	1,245
	$9,747	$2,098

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share is computed based on the weighted average number of shares of the Company’s common stock outstanding during the period. For the same periods, diluted net earnings per share further includes the effect of dilutive stock options outstanding during the period, all in accordance with SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted net earnings per share (U.S. dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net income	$77	$5,357	$2,767	$11,019
Denominator:
Weighted average number of shares of common
stock outstanding during the period used to
compute basic earning per share	27,035	26,574	26,993	26,495
Incremental shares attributable to exercise of
outstanding options (assuming proceeds would
be used to purchase treasury stock)	861	871	953	932
Weighted average number of shares of common
stock used to compute diluted earnings per
share	27,896	27,445	27,946	27,427

Basic net earnings per share	$0.00	$0.20	$0.10	$0.42

Diluted net earnings per share	$0.00	$0.20	$0.10	$0.40

NOTE D—INVESTMENTS

The following is a summary of the held-to-maturity securities and short term bank deposits (U.S. dollars in thousands):

	Amortized Cost		Unrealized Gains (Losses)		Estimated Fair Value

	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001

Obligations of states and political
subdivisions	$57,884	$63,190	$497	$(205)	$58,381	$62,985
Corporate obligations	125,044	147,455	1,470	1,712	126,514	149,167
	$182,928	$210,645	$1,967	$1,507	$184,895	$212,152

The amortized cost of held-to-maturity debt and securities at June 30, 2002, by contractual maturities, are shown below (U.S. dollars in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$56,133	$56,707
Due after one year	126,795	128,188
	$182,928	$184,895

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 78% and 69% of the Company’s total revenues for the three months ended June 30, 2002 and 2001, respectively, and 75% and 67% of the Company’s total revenues for the six months ended June 30, 2002 and 2001, respectively. The loss of this one distributor or one or more other major distributors or customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE G—OTHER INVESTMENTS

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt Equity Securities” (“SFAS 115”). Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities that have not been classified as “trading securities”. As of June 30, 2002, all marketable securities covered by SFAS 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity, accumulated other comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Company’s consolidated statement of operations. According to the Staff Accounting Bulletin No. 59 issued by the Securities and Exchange Commission, management is required to evaluate during each quarterly period whether a security’s decline in value is other than temporary.

Other investments are comprised of:

AudioCodes, Ltd:  AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks such as the Internet, ATM and Frame Relay.

The Company currently owns approximately 4.5 million of AudioCodes’ ordinary shares, which represents approximately 11% of its outstanding shares. Since April 1, 2001, the Company ceased to have a representative on AudioCodes’ Board of Directors, and was not involved in AudioCodes’ policy-making processes. Therefore, since April 1, 2001, the Company has not had a significant influence over the operating and financial policies of AudioCodes and thus stopped accounting for this investment under the equity method of accounting. As of April 1, 2001, the carrying amount of the Company’s investment in AudioCodes, under the equity method of accounting, amounted to $20.5 million. At April 1, 2001, the Company’s investment in AudioCodes was reclassified as available-for-sale marketable securities in accordance with SFAS 115.

As of June 30, 2002, the evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary. As a result, the Company realized a loss in its investment in Audiocodes in the amount of $9.8 million, which was recorded as “Impairment of available-for-sale marketable securities” on the Company’s unaudited condensed consolidated statements of income as of June 30, 2002.

Prior to the reclassification into available-for-sale marketable securities, the Company’s equity in the net income of AudioCodes was $105,000 in the first quarter of 2001.

As of June 30, 2002, in accordance with the classification into available-for-sale marketable securities, the fair market value of the Company’s investment in AudioCodes was approximately $10.7 million.

Tomen Corporation:  In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in the ordinary shares of its Japanese distributor’s parent company, Tomen Corporation (“Tomen”), as part of the Company’s long-term strategic relationship with Tomen. Tomen’s ordinary shares are traded on the Japanese stock exchange, and are recorded on the Company’s unaudited condensed consolidated statement of income at fair market value as available-for-sale marketable securities in accordance with SFAS 115.

As of June 30, 2002, and 2001, the fair market value of the Company’s investment in Tomen was approximately $352,000 and $684,000, respectively. The Company’s unaudited condensed consolidated balance sheets at June 30, 2002 included unrealized loss on available-for-sale marketable securities of $133,000 for its investment in Tomen. The Company’s unaudited condensed consolidated balance sheets at June 30, 2001 included unrealized gain on available-for-sale marketable securities of $198,000 for its investment in Tomen.

Tower Semiconductor Ltd:  Tower Semiconductor Ltd. (‘Tower’) is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies. Tower provides manufacturing and turnkey services for integrated circuits (IC) on silicon wafers in geometries from 1.0 to 0.35 micron, using its advanced technological capabilities and the proprietary designs of its customers.

In January 2002, DSP Group, Ltd., the Israeli wholly-owned subsidiary of the Company (“DSP Group, Ltd.”), invested in the common stock of Tower for a total consideration of $2,000,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS 115.

In June 2002, DSP Group, Ltd sold 250,000 shares of Tower’s common stock for approximately $1.5 million without any significant capital gain.

As of June 30, 2002, the fair market value of the Company’s investment in Tower was approximately $478,600.

The Company’s unaudited condensed consolidated balance sheets as of June 30, 2002 include unrealized loss on available-for-sale marketable securities of approximately $19,600 for its investment in Tower.

NOTE H—DERIVATIVE INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from payroll expenses during the year denominated in New Israeli Shekels (NIS) payable by DSP Group, Ltd., the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll expenses denominated in NIS for a period of two to ten months with forward contracts.

These forward contracts are designated as cash flow hedges, as defined by SFAS 133 and are all effective as hedges of these expenses.

As of June 30, 2002, the Company recorded a comprehensive loss an amount of $69,000 derived from its forward contracts with respect to anticipated payroll payments denominated in NIS during the next three months.

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

NOTE J—CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES

Effective July 1, 2001, the Company adopted certain provisions of SFAS No. 141 “Business Combinations” (“SFAS 141”), and effective January 1, 2002, the Company adopted the full provisions of SFAS 141 and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets other than goodwill. SFAS 142 establishes new standards for the accounting treatment of goodwill acquired in a business combination by eliminating the amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period.

SFAS 142 prescribes a two-phase process for testing the impairment of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase of impairment analysis during the first quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Unaudited supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (U.S. dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2001	2001

Net income:
Reported net income	$77	$5,357	$2,767	$11,019
Goodwill amortization	—	258	—	447
Adjusted net income	$77	$5,615	$2,767	$11,466
Basic net earning per share:
Reported net earning per share	$0.00	$0.20	$0.10	$0.42
Goodwill amortization	—	0.01	—	0.02

Adjusted basic net earning per share	$0.00	$0.21	$0.10	$0.44
Diluted net earning per share:
Reported net earning per share	$0.00	$0.20	$0.10	$0.40
Goodwill amortization	—	—	—	0.02
Adjusted diluted net earning per share	$0.00	$0.20	$0.10	$0.42

NOTE K—ABORTED SPIN-OFF EXPENSE AND OTHER

In the first quarter of 2002, the Company recorded two unusual expense items amounting to approximately $865,000. An expense of approximately $767,000 was recorded relating to the aborted spin-off of the DSP cores licensing business by way of an initial public offering of the common stock of Ceva, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of the Company’s investment in Messagebay, Inc., a private company that develops both turnkey and customized software that enable two-way voice, video, and animated messaging for web applications and wireless devices.

NOTE L—NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amended APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by a sale. SFAS 144 requires that long-lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less this cost of sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002 and the adoption did not have a material effect on its financial position and results of operations.

FASB recently issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS 145 is not expected to have a material effect on the Company’s financial position or operating results.

FASB recently also issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or operating results.

NOTE M—DISCONTINUED OPERATION

Pursuant to the Combination Agreement entered into on April 4, 2002, the Company agreed to affect a combination of its DSP cores licensing business with the business of Parthus. For more details of the Separation and the Combination, see Note A.

In anticipation of the Separation and Combination with Parthus, the results of operations, including revenue, operating expenses, financial income and income taxes of the DSP cores licensing business for the three and six months ended June 30, 2002 and 2001, have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at June 30, 2002 and December 31, 2001 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of the discontinued operation within current assets and liabilities.

Operating results from the discontinued operation for the three months and six months ended June 30, 2002 and 2001 are as follows (U.S. dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Unaudited		Unaudited

	2002	2001	2002	2001

Revenues:
Licensing and royalties	$3,782	$5,856	$6,995	$10,666
Technical support, maintenance and other	804	1,164	1,687	2,322

Total revenues	4,586	7,020	8,682	12,988
Cost of revenues	305	341	616	607

Gross profit	4,281	6,679	8,066	12,381
Operating expenses:
Research and development, net	1,566	1,481	3,216	2,688
Sales and marketing	790	702	1,493	1,330
General and administrative	662	674	1,355	1,354

Total operating expenses	3,018	2,857	6,064	5,372

Operating income	1,263	3,822	2,002	7,009
Financial income, net	32	115	50	221

Income before provision for income taxes	1,295	3,937	2,052	7,230

Provision for income taxes	300	265	542	1,123

Net income	$995	$3,672	$1,510	$6,107

As a result of the Separation and pursuant to the terms of the Combination Agreement, the Company will transfer $40 million in cash as initial working capital for the DSP cores licensing business plus cash equal to the amount by which the transaction costs of the Separation and Combination exceeds $2 million to Ceva at the time of the Combination. This contribution of cash is reported as “Cash designated for combination” in the Company’s unaudited condensed consolidated balance sheets at June 30, 2002. In addition, as part of the Separation, Ceva agreed with the Company to settle the intercompany investment account between them by (i) converting part of the Company investment account in Ceva (consisting of the value of the property, equipment and inventory) into Ceva’s stockholders’ equity, (ii) allowing the Company to retain all rights to Ceva’s accounts receivable existing on the date of the Separation, and (iii) having the Company retain certain of Ceva’s current liabilities existing on the date of the Separation, such that the settlement arrangement resulted in the net amount of assets retained by the Company to equal the amount of the intercompany account on the date of Separation (as of June 30, 2002, approximately $8.7 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total Revenues.  Our total revenues were $31.9 million in the second quarter of 2002, as compared to $19.3 million in the second quarter of 2001, primarily as a result of strong demand, especially from our OEMs in Japan, for our 2.4 single handset as well as our newly-introduced 2.4 GHz multi handset products. Total revenues in the first half of 2002 increased to $53.0 million from $37.5 million in the same period in 2001, primarily as a result of strong demand, especially from our OEMs in Japan, for our 900 MHz, 2.4 GHz single handset as well as our newly-introduced 2.4 GHz multi handset products.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended June 30, 2002, as compared to 98% of our total revenues for the three months ended June 30, 2001. Additionally, these sales represented 99% of our total revenues for the six months ended June 30, 2002 and 98% of our total revenues for the six months ended June 30, 2001. All export sales are denominated in U.S. dollars.

Significant Customers.  Revenues from one distributor, Tomen Electronics, accounted for 78% and 69% of our total revenues for the three months ended June 30, 2002 and 2001, respectively. Additionally, Tomen Electronics, accounted for 75% and 67% of our total revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in revenues attributed to Tomen Electronics for both the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, was primarily due to a higher volume of sales made by them in Japan. The loss of Tomen Electronics or one or more of our other major distributors or customers could harm our business, financial condition and results of operations.

Gross Profit.  Gross profit as a percentage of total revenues decreased to 40% for the second quarter of 2002 from 41% for the second quarter of 2001. Gross profits as a percentage of total revenues decreased to 40% for the six months ended June 30, 2002 from 44% for the same period in 2001. The decrease for both comparative periods was primarily due to the continued decline in average selling prices of cordless telephony products, which we managed to partially offset with a decrease in manufacturing costs, partially due to technological improvements.

Research and Development Expenses.  Our research and development expenses increased slightly to $5.0 million in the second quarter of 2002 from $4.9 million in the second quarter of 2001. In the first half of 2002, research and development expenses decreased slightly to $9.9 million from $10.0 million in the first half of 2001. The slight increase for both comparative periods was primarily attributed to higher levels of subcontractors and semiconductor mask work expenses incurred as part of the introduction of new products, offset by lower payroll expenses denominated in New Israeli Shekel (NIS) of our research and development employees employed by our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar. Our research and development expenses as a percentage of total revenues were 16% and 25% for the three months ended June 30, 2002 and 2001, respectively, and 19% and 27% for the six months ended June 30, 2002 and 2001, respectively. Research and development expenses consist mainly of payroll for employees involved in research and development, mask work, subcontracting, depreciation and maintenance fees relating to equipment and software tools and associated facilities expenses.

Sales and Marketing Expenses.  Our sales and marketing expenses increased to $2.5 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001. For the six months ended June 30, 2002, sales and marketing expenses were $4.5 million as compared to $4.4 million for the same period in 2001. The slight increase for both comparative periods was primarily attributed to payment of higher sales commissions due to greater revenues for both the three month and six month ended June 30, 2002, partially offset by lower payroll expenses denominated in NIS of our sales and marketing employees employed by our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar, as well as lower marketing activities. Our sales and marketing expenses as a percentage of total revenues were 8% and 12% for the three months ended June 30, 2002 and 2001, respectively, and 8% and 12% for the six months ended June 30, 2002 and 2001, respectively. Sales and marketing expenses consist mainly of payroll of direct sales and marketing employees, sales commissions, and trade show expenses.

General and Administrative Expenses.  Our general and administrative expenses were $1.0 million for the three months ended June 30, 2002, as compared to $1.2 million for the three months ended June 30, 2001. In the first half of 2002, general and administrative expenses were $1.9 million compared to $2.2 million for the same period in 2001. The decrease for both comparative periods was primarily due to the amortization of goodwill associated with the acquisition of VoicePump during the three and six months ended June 30, 2001, which ceased as of January 1, 2002 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” General and administrative expenses as a percentage of total revenues were 3%, and 6% for the three months ended June 30, 2002 and 2001, respectively, and 4% and 6% for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses consist mainly of payroll for administrative employees and accounting and legal costs.

Aborted Spin-Off and Other Expenses.  In the first quarter of 2002, we recorded two unusual expense items amounting to approximately $865,000. An expense of approximately $767,000 was recorded relating to the aborted spin-off of the DSP cores licensing business by way of an initial public offering of the common stock of Ceva, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of our investment in Messagebay, Inc., a private company that develops both turnkey and customized software that enable two-way voice, video, and animated messaging for web applications and wireless devices.

Interest and Other Income (Expense).  Interest and other income (expense), net, for the three months ended June 30, 2002 decreased to $2.5 million from $3.3 million for the three months ended June 30, 2001 and decreased to $5.2 million for the six months ended June 30, 2002 from $6.6 million for the six months ended June 30, 2001. The decrease for both comparative periods was primarily due to a decline in returns as a result of overall lower market interest rates for the comparative periods, offset by higher levels of cash, cash equivalents, marketable securities and short term bank deposits during the same periods.

Equity in Earnings of Affiliate.  Since April 1, 2001, we no longer had significant influence over the operating and financial policies of AudioCodes, Ltd. and thus stopped accounting for this investment under the equity method of accounting. Our equity in the net income of AudioCodes was $105,000 for the six months ended March 31, 2001 (all of which was recorded in the first quarter of 2001).

Minority Interest in Losses of Subsidiary.  We included in our unaudited condensed consolidated statements of income for the six months ended June 30, 2001, an amount of $173,000 for our minority interest in VoicePump’s losses (all of which was recorded in the first quarter of 2001).

Impairment of Available-for-Sale Marketable Securities.  As of June 30, 2002, our management’s evaluation indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary. Therefore, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities,” we realized a loss in our investment in Audiocodes in the amount of $9.8 million, which was recorded as “Impairment of available-for-sale marketable securities” on our unaudited condensed consolidated statements of income as of June 30, 2002.

Provision (Benefit) for (from) Income Taxes.  Our tax provision for the second quarter of 2002 and for the first half of 2002 was $1.4 million and $1.7 million, respectively. In addition, we recorded tax benefit in the second quarter of 2002 and in the first half of 2002 in the amount of $3.5 million related to the amortization of AudioCodes. In 2002 and 2001, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.

Discontinued Operation.   On April 4, 2002, we entered into a combination agreement, as amended with Ceva, Inc. (one of our wholly-owned subsidiaries to which we intend to transfer our DSP cores licensing business) and Parthus Technologies plc pursuant to which we agreed with Parthus to affect a combination of Ceva with Parthus, whereby, immediately after the contribution of our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva, Parthus will be acquired by Ceva in exchange for the common stock of Ceva. The new combined company will be called ParthusCeva, Inc.

On July 11, 2002, we received a ruling from the United States Internal Revenue Service that the contribution of our DSP cores licensing business to Ceva and the distribution of the shares of Ceva’s common stock to our stockholders will be treated as a tax-free transaction for United States federal income tax purposes. This satisfied one of the conditions to closing of this transaction, although others still remain.

We expect that the combination of Ceva with Parthus will be effected by a scheme of arrangement and is subject to, among other things, the approval of the scheme by Parthus shareholders and the sanction of the scheme by the High Court of Ireland. Subject to the approval of the combination by the Parthus shareholders and satisfaction or waiver of the other conditions to closing of the combination agreement, we will distribute on a pro rata basis all of the Ceva common stock we hold immediately prior to the separation to our stockholders. Immediately following the separation and pursuant to the combination, Ceva will issue its common stock to Parthus’ shareholders and Parthus will become a wholly-owned subsidiary of Ceva. If these transactions are consummated as currently anticipated, upon consummation, our stockholders will hold shares representing approximately 50.1% of ParthusCeva’s common stock and the former Parthus shareholders will hold shares representing approximately 49.9% of ParthusCeva’s common stock.

In anticipation of the consummation of these transactions, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as a discontinued operation.

Net income derived from our DSP cores licensing business was $1.0 million for the three months ended June 30, 2002, as compared to $3.7 million for the three months ended June 30, 2001. In the first half of 2002, net income derived from our DSP cores licensing business was $1.5 million as compared to $6.1 million for the comparable period in 2001. The decrease for both comparative periods was primarily due to a decrease in total revenues for the DSP cores licensing business for both the three months and six months ended June 30, 2002. Our total revenues for the DSP cores licensing business decreased to $4.6 million for the second quarter of 2002, as compared to $7.0 million for the same period in 2001. The decrease for the three months ended June 30, 2002 was primarily due to (i) lower licensing revenues in our DSP cores licensing business, primarily due to additional revenues received from existing license agreements in the second quarter of 2001, as compared to the same period in 2002, partially offset by additional revenues received from three new license agreements in the second quarter of 2002 as compared to one new license agreements in the same period in 2001, (ii) lower per-unit royalties from some of the license agreements in our DSP cores licensing business primarily due to volume pricing, and (iii) lower technical support and other revenues primarily due to the provision of fewer technical support and related services to our DSP cores licensees during the second quarter of 2002, as compared to the same period in 2001, primarily as a result of the slowdown in the global wireless and cellular markets. Our total revenues for the DSP cores licensing business decreased to $8.7 million for the first half of 2002, as compared to $13.0 million for the same period in 2001. The decrease for the six months ended June 30, 2002 was primarily due to (A) lower licensing revenues primarily because we were able to negotiate higher licensing fees for certain of our products in 2001, (B) lower per-unit royalties from some of the license agreements in our DSP cores licensing business primarily due to volume pricing, as well as lower overall quantities of products shipped by our licensees that incorporated our DSP cores technology (mostly in the cellular and hard disk drive markets), and (C) lower technical support and other revenues primarily due to the provision of fewer technical support and related services to our DSP cores licensees during the first six months of 2002 as compared to 2001, primarily as a result of the slowdown in the global wireless and cellular markets.

In 2001 and the first half of 2002, we witnessed a challenging environment in the telecommunication and semiconductors industries, resulting in longer sales cycles and delays in the purchase decision-making processes of potential customers for our DSP core technologies. This resulted in fewer new license agreements being executed in 2001 and in the first half of 2002, as compared to 2000, and limited business visibility for the number and timing of future license agreements. Accordingly, we may have difficulty in accurately forecasting our licensing revenues for the DSP cores licensing business for any future quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.  During the six months ended June 30, 2002, we generated $9.4 million of cash from our operating activities, as compared to $10.9 million during the six months ended June 30, 2001. The decrease in cash provided by our operations for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to (A) a decrease in net income in 2002, partially offset by the impairment in our investment of AudioCodes and (B) increases in accounts receivables and inventories, partially offset by increases in accounts payable, income tax payable and accrued expenses.

Our inventories increased to $9.7 million in June 30, 2002 from $2.0 million in December 31, 2002, which was mainly an increase in work-in-process inventories (see Note B to the Notes to the Unaudited Condensed Consolidated Financial Statements). The increase in work-in-process was primarily attributed to our preparation for the production of the high level of orders received at the end of the second quarter of 2002 and which are currently expected to be delivered in the third quarter of 2002.

Investing Activities.  We invest excess cash in short-term bank deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2002, we purchased $37.5 million of investments classified as short-term and long-term bank deposits and held-to-maturity marketable securities, as compared to $79.9 million during the first six months of 2001. During the same periods, $63.7 million and $67.2 million, respectively, of investments classified as held-to-maturity marketable securities matured. Additionally, in anticipation of our cash contribution of $40 million (plus the amount by which transaction expenses exceed $2 million) to Ceva in connection with the separation of our DSP cores licensing business and combination of Ceva with Parthus, we are currently building this cash reserve to be transferred to Ceva. Accordingly, our income from investing activities for future quarters may decrease. See Note A to the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the combination.

Our capital equipment purchases for the first six months of 2002, consisting primarily of research and development software and computers, totaled $1.0 million, as compared to $1.4 million for the first six months of 2001. In addition, in January 2002, we invested $2.0 million in an independent wafer manufacturer company, Tower Semiconductor Ltd., and in June 2002, we sold 250,000 shares of Tower Semiconductor’s ordinary shares for approximately $1.5 million. The investment was recorded as available-for-sale marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and was recorded in our condensed consolidated balance sheets under “Other assets.” See Note G to the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about our investment in Tower Semiconductor.

Additionally, our cash contributed to discontinued operation for the first six months of 2002 was $4.4 million, as compared to $3.3 million for the first six months of 2001 mainly due to an increase in deferred accounting and legal expenses incurred in relation to consummating the separation of our DSP cores licensing business and combination with Parthus.

Financing Activities.  During the six months ended June 30, 2002, we received $2.0 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $2.2 million during the six months ended June 30, 2001.

At June 30, 2002, our principal source of liquidity consisted of cash and cash equivalent deposits totaling $30.0 million and marketable securities and short-term cash deposits of $222.9 million. Our working capital at June 30, 2002 was $133.5 million.

We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for at least the next twelve months.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will consummate any such transactions. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all. See “Factors Affecting Future Operating Results—There are Risks Associated with our Acquisition Strategy” for more detailed information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure since we do not have any financial obligation, and our financial assets are measured on a held-to-maturity basis.

Foreign Currency Exchange Rate Risk.  As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2002. However, due to the recent increase in the volatility of the exchange rate of the NIS versus U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against the increase in value of forecasted foreign currency cash flows resulting from payroll expenses during the year, we instituted a foreign currency cash flow hedging program. At the end of first quarter of year 2001, we entered into forward contracts to hedge a portion of the anticipated payroll expenses denominated in NIS payable by our Israeli subsidiary for a period of two to ten months. These contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. As of June 30, 2002, we recorded a comprehensive loss of $69,000 derived from our forward contracts with respect to anticipated payroll expenses expected in the year 2002. Such amounts will be recorded in earnings in 2002.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-Q contains forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Our Quarterly Operating Results May Fluctuate Significantly.  Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

•	fluctuations in volume and timing of product orders;
•	level of per-unit royalties;
•	changes in demand for our products due to seasonal customer buying patterns and other factors;
•	timing of new product introductions by us or our customers, licensees or competitors;
•	changes in the mix of products sold by us or our competitors;
•	fluctuations in the level of sales by original equipment manufacturers (OEMs) and other vendors of products incorporating our technology and products; and
•	general economic conditions, including the changing economic conditions in the United States.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Through 2002, we expect that revenues from our DSP core designs and TrueSpeech algorithms will be derived more from license fees than per unit royalties. The uncertain timing of these license fees has caused, and may continue to cause, quarterly fluctuations in our operating results. Our per unit royalties from licenses are dependent upon the success of our OEM licensees in introducing products utilizing our technology and the success of those products introduced by our OEM licensees in the marketplace. Per unit royalties from TrueSpeech licensees have not been significant to date, and we do not expect them to increase significantly in the future.

Furthermore, 2001 was, and 2002 continues to be, a challenging year for the telecommunication and semiconductors industries, thereby resulting in longer sales cycles and delays in the purchase decision-making process of potential customers for our DSP Core technologies. The longer sales cycles and various delays have further resulted in limited business visibility for completion of future license agreements. Accordingly, we may have difficulty in accurately forecasting our licensing revenues for any future quarter.

Our Average Selling Prices Continue to Decline, Which Could Adversely Affect Our Results of Operations.  Sales of our Integrated Digital Telephony (IDT) products comprised 96% of our total revenues for the second quarter of 2002. However, we have experienced a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions. However, we cannot guarantee that our on-going efforts in cost reductions will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices of our IDT processors.

We Depend on the IDT Market Which Is Highly Competitive and We May Not Succeed in Effectively Competing in This Market.  Sales of IDT products comprised 96% of our product sales for the second quarter of 2002. Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Despite the recent success in the development and sales of our DSP cores, our customers continue to request new technologies not currently owned by us, and we may not succeed in developing such technologies in a timely basis and in a cost-effective manner, which could affect our competitive position and results of operations.

We Utilize Third-party Foundries to Produce the Chips We Sell, and Any Failure by Them to Deliver the Chips We Require On Time Could Limit Our Ability to Satisfy Our Customers’ Demands.  All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry capacity to meet our needs in a timely manner. We currently do not have long-term supply contracts with any of these foundries. Therefore, they are not obligated to perform services or supply products to us for any specific period or in any specific quantities. To meet our increased wafer requirements, we have added additional independent foundries to manufacture our processors. Our reputation, competitive position and revenues could be harmed should any of these foundries fail to meet our request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of our wafers. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our reputation, business, financial condition, and results of operations. Our business could also be harmed if one or more of the foundries terminates its relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis.

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

We Rely on a Primary Distributor and the Failure of This Distributor to Perform as Expected Could Reduce Our Future Sales and Revenues.  We sell our products to customers primarily through distributors and original equipment manufacturers (OEMs). Particularly, revenues from one distributor, Tomen Electronics, grew from 71% of our total product revenues (59% of the revenues, including subsequently discontinued operations of the DSP cores licensing business) in the first quarter of 2002 to 78% of our total product revenues in the second quarter of 2002. Our future performance will depend, in part, on Tomen Electronics’ ability to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Kyushu Matsushita Electric Corp., Ltd, has continually accounted for a majority of Tomen Electronics’ sales. Kyushu Matsushita Electric manufactures and markets Panasonic cordless telephones. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner may also harm our sales and results of operations. Additionally, the loss of Kyushu Matsushita and Tomen’s inability to thereafter effectively market our products may also harm our sales and results of operations.

We Depend on International Operations to Generate Our Revenues But International Operations Are Subject to a Number of Risks Outside of Our Control.  We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. For example, export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the first half of 2002. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;
•	fluctuations in the exchange rate for the United States dollar;
•	imposition of tariffs and other barriers and restrictions;
•	burdens of complying with a variety of foreign laws;
•	political and economic instability; and
•	changes in diplomatic and trade relationships.

Potential Political, Economic and Military Instability in the State of Israel May Adversely Affect Our Results of Operations.  Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2002, 167 of our 211 employees were located in Israel, including 106 out of 125 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations and to economic pressures resulting from Israel’s general rate of inflation. While significant part of our sales and expenses are denominated in United States dollars, a portion of our expenses are denominated in New Israeli Shekels. Our primary expenses paid in New Israeli Shekels are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. We cannot assure you that currency fluctuations, changes in the rate of inflation in Israel or any of the other factors mentioned above will not have a material adverse effect on our business, financial condition and results of operations. From time to time, we use derivative instruments to minimize the effects of such developments, but our hedging positions may be partial, may not exist at all in the future or may not succeed to minimize our foreign currency fluctuation risks.

The Israeli Tax Benefits and Government Programs That We Currently Receive or Participate in Require Us to Meet Several Conditions And May Be Terminated or Reduced in The Future, Which Could Increase Our Costs.  We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, we would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. We also receive funding as part of our participation in Magnet research programs supported by the Office of Chief Scientist operated by Israel’s Ministry of Industry and Trade. In the second quarter of 2002 and 2001, we received $318,000 and $56,000, respectively, in grants to us from these programs. We recorded $558,000 and $153,000 in the six months ended June 30, 2002 and 2001, respectively in grants to us from these programs. We cannot assure you that such grants and the Israeli tax benefits will be continued in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

We Depend Upon the Adoption of Industry Standards That Use TrueSpeech Technology Which May Not Occur.  Our business is partially dependent upon the establishment of industry standards for digital speech compression based on TrueSpeech algorithms in the computer telephony and VoIP markets. The development of industry standards utilizing TrueSpeech algorithms would create an opportunity for us to develop and market speech co-processors that provide TrueSpeech solutions and enhance the performance and functionality of products incorporating these co-processors.

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

We May Seek to Expand Our Business Through Acquisitions That Could Result In Diversion of Resources and Extra Expenses, Which Could Disrupt Our Business and Harm Our Financial Condition.  We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets. Further, once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

Our Business Will Suffer If We Are Sued For Infringement of the Intellectual Property Rights of Third Parties or If We Cannot Obtain Licenses to These Rights on Commercially Acceptable Terms.  As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, which is primarily composed of our TrueSpeech algorithm, includes certain elements covered by a patent held by AT&T. AT&T has requested that video conferencing manufacturers license the technology from AT&T and has sued Microsoft, one of our TrueSpeech licensees, for infringement. A hearing to determine the meaning of the claims of the AT&T patent is currently scheduled for October 2002. We are monitoring the AT&T v. Microsoft litigation closely. Other organizations including Agere, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology. If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.

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

We May Not Be Able to Adequately Protect Our Intellectual Property.  Our success and ability to compete is in part dependent upon our internally developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants. In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed. However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others. Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary. Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure you that we will be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

The Industries in Which We Sell Our Products Are Experiencing a Challenging Period of Slow Growth and Have Experienced and Will Continue to Experience Other Cyclical Effects Which May Negatively Impact Our Operating Results and Business.  The primary customers for our products are system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may, if the downturn is sufficiently prolonged or severe, encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history. The market for semiconductors used in mobile communications was particularly hard hit. In addition, economic problems in certain regions have harmed and may continue to negatively affect our business. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced product manufacturing which, in turn, negatively impacted our Asian activity.

Foreign Courts Might Not Enforce Judgments Rendered in the United States, Which May Make It Difficult to Collect on Judgments Rendered Against Us.  Most of our directors and officers are not residents of the United States, and some of our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and the enforcement of judgments obtained in the United States against us, and our directors and executive officer may be difficult to obtain.

There is also doubt as to the enforceability in the State of Israel of judgments obtained in any federal or state court in the United States in civil and commercial matters, including actions predicated upon the civil liability provisions of the U.S. securities laws. The United States does not currently have a treaty with the State of Israel providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. Therefore, a final judgment for the payment of a fixed debt or sum of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely upon the U.S. federal securities laws, would not automatically be enforceable in the State of Israel. In addition, there is doubt as to whether an Israeli court would impose civil liability based solely on the U.S. federal securities laws in an action brought in a court of competent jurisdiction in the State of Israel.

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

Risks Primarily Related to Our DSP Cores Licensing Business.

The following risks relate primarily to our DSP cores licensing business, as a separate operation:

Our DSP Cores Licensing Business Depends on Market Acceptance of Third-Party Semiconductor Intellectual Property.  In recent years, both the manufacturing processes and the complexity of semiconductor chips have advanced significantly, requiring chip manufacturers to either devote the substantial resources required to develop all of the components found in many of today’s complex chips, or outsource some of these functions to third parties. Due to a lack of qualified personnel, many semiconductor designers and manufacturers are increasingly licensing from third parties proven re-useable intellectual property components, such as DSP cores, general purpose processors, memory technologies and logic blocks. Our programmable DSP technology is part of a relatively young and evolving market for third-party semiconductor intellectual property (SIP). Our future growth will depend on the level of acceptance by the market of this intellectual property concept and the variety of intellectual property offerings available on the market, which to a large extent are not in our control. If the market shifts and third-party SIP is no longer desired by our customers, the business, results of operations and financial condition of our DSP cores licensing business could be materially harmed.

Since Our DSP Cores Technologies Are Not Sold Directly to End Users, We Depend on the Success of Our Licensees to Promote Our Solutions in the Marketplace.   We license our DSP cores technologies primarily to semiconductor companies, such as STMicroelectronics, Texas Instruments and National Semiconductor, who then incorporate our technologies into the products they sell or incorporate our intellectual property with technology from other sources to produce components that they sell. We rely to a large extent on manufacturers and designers of application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) to add value to our licensed DSP cores by providing complete SmartCores-based programmable DSP solutions to meet the specific application needs of system OEMs. We believe that our licensee network is essential to improving the brand name recognition for our DSP cores licensing business, bringing more rapid acceptance of our architectures and platforms and ensuring that there are multiple, reliable sources of products incorporating our DSP cores technologies available at competitive prices. We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional licensees, and any failure by us to do so could have a material adverse effect on our DSP cores licensing business. Existing and potential licensees are not contractually obligated to use our DSP cores architectures and some of them design and develop processors based on competing architectures, including their own, and others may do so in the future. None of our current semiconductor manufacturer customers is obligated to license new or future generations of our DSP technology designs. In addition, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which they sell products incorporating our technology to consumer product manufacturers. We cannot assure you that our licensees will devote satisfactory efforts to promote our DSP cores solutions which is important to that business’ success and future growth.

Our DSP Cores Licensing Business Depends Significantly on System OEMs to Adopt Our Solutions and on Their Success in Selling Products Containing Our DSP Cores Technology.  Although we have licensed directly to system OEMs in the past, these companies typically purchase chips or components containing our technology from our semiconductor manufacturing licensees. As system OEMs are the creators of many of the final products containing our DSP cores technologies, our success is substantially dependent upon the adoption and continued use of chips containing our DSP cores technology by system OEMs. We face numerous risks because of this fact, including the potential difficulties in persuading large system OEMs to rely on our DSP cores technology for their critical components, rather than developing the technology themselves or relying on competing products of more established companies with greater resources and name recognition than we have. In addition, we might face difficulties in persuading users of our DSP cores technologies to bear certain development costs associated with adopting these technologies and to make other necessary investments to produce embedded processors using these technologies, and of electronic product manufacturers to incorporate our DSP cores technologies into their products. Our DSP Cores licensing division depends on electronic product manufacturers to incorporate our DSP cores technology in their products, and any failure by them to do so or to successfully sell their products to end users could substantially limit that division’s revenue growth.

Our DSP cores licensing business also faces substantial risks which are beyond our control that influence the success or failure of our existing or potential system OEM customers, including the competition they face and the market acceptance of their products; their engineering, marketing and management capabilities and the technical challenges unrelated to our technology that they face in developing their products; and their financial and other resources. The failure of one or more of the system OEMs using our DSP cores technology may have a material adverse effect on the business, results of operations and financial condition of our DSP cores licensing business.

If Our DSP Cores Licensing Business Is Unable to Meet the Changing Needs of Our End-Users or Address Evolving Market Demands, Its Business May Be Harmed.  The markets for programmable DSP cores are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. The future success of our DSP cores licensing business will depend on our ability to develop enhancements to and new generations of our SmartCores family of DSP cores, DSP based sub-systems and related development tools to address the requirements of specific product applications, and to introduce these new technologies in a timely manner. Its, success will further depend upon our ability to successfully identify, anticipate and respond to technological changes in hardware, software and architecture, and the needs associated with emerging markets within our field. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our DSP cores licensing business.

We May Need to Increase Our Research and Development Efforts to Remain Competitive But Our Efforts May Not Prove to be Successful or Otherwise Increase Our Revenues.  The DSP cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate their chip designs to increase the parallel processing of the chips and/or designs they offer. For example, one such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, or if other new technologies are demanded by our customers, we may need to further our research and development to obtain such technologies or our failure to remain competitive could have an adverse effect on our results of operations. We spent $9.9 million, or 19% of our total revenues, in the first half of 2002, on research and development and expect to continue to invest heavily in this area. However, we cannot assure you that this or future expenditures will result in new and enhanced products or such products will be accepted in the market.

The Markets in Which Our DSP Cores Licensing Business Operates Are Highly Competitive, and As a Result We Could Experience a Loss of Sales, Lower Prices and Lower Revenue.  The markets for the products in which our DSP cores technology is used are highly competitive. Aggressive competition could result in substantial declines in the prices that we are able to charge for our intellectual property. It could also cause our existing DSP cores customers to move their orders to our competitors. Many of the competitors of our DSP cores licensing business are large companies that have significantly greater financial and other resources than we have. As a result, they may be able more quickly and effectively to:

•	respond to new technologies or technical standards;
•	react to changing customer requirements and expectations;
•	devote needed resources to the development, production, promotion and sale of products; or
•	deliver competitive products at lower prices.

              In addition, some of our DSP cores customers may also decide to satisfy their needs through in-house design and production. Our DSP cores licensing business competes on the basis of price, product quality, design cycle time, reliability, performance, customer support, name recognition and reputation and financial strength. The inability of our DSP cores licensing business to compete effectively on these bases could have a material adverse effect on its business, results of operations and financial condition.

The Success of Our DSP Cores Licensing Business Depends on Its Ability to Compete Successfully With Other Providers of DSP Solutions.  The market for programmable DSP solutions is highly competitive and is dominated by large, fully integrated semiconductor companies that have significant brand recognition, a large installed base of customers and a large network of field support and field application engineers. We and the companies that license our technology from us compete with companies such as 3DSP, BOPS, LSI Logic and StarCore, a venture formed by Infineon, Agere and Motorola, which license DSP cores, and companies such as Analog Devices, Agere, Motorola, and Texas Instruments, which sell their own complete general purpose DSP or application specific DSP solutions. Our DSP cores licensing business faces competition also from some of its strategic partners, which are not committed exclusively to our technology and may develop products competing with our DSP cores products, or products haled on architectures of our direct competitors.

The Future Growth of Our DSP Cores Licensing Business Depends in Part on Our Ability to License to System OEMs and Small-to-Medium-Sized Semiconductor Companies Directly.  Historically our DSP cores licensing business has derived a substantial portion of its revenue in any period from license fees from a relatively small number of licenses. Because of the high license fees we currently charge, only large semiconductor companies or vertically integrated system OEMs typically license our DSP core technologies. Part of our current growth strategy for our DSP cores licensing business is to broaden its client base by offering tailored packages to small- and medium-sized semiconductor companies and other system OEMs to enable them to license our DSP core technology. We plan to expand the sales and marketing organization of our DSP cores licensing business for this purpose. We cannot assure you that we will be successful in expanding this marketing and sales organization for this purpose and in promoting its products to system OEMs and small-to medium-sized semiconductor companies. If we are unable to effectively develop and market its intellectual property through this model, our DSP cores licensing business revenues will continue to be dependent on a smaller number of licenses and the failure to secure these types of relationships could harm our DSP cores licensing business and its results of operations.

Our Failure to Detect Unknown Defects Could Materially Harm Our Relationship with Customers, Reputation and Business.  Designs as complex as those we offer frequently contain undetected errors. Despite testing, errors may occur in existing or new designs, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which cold materially harm our DSP cores licensing business.

              Additionally, because customers rely on our DSP core designs as a central part of their applications, errors in our products might discourage customers from purchasing our products. These errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in the license agreements for our DSP cores licensing business, these contractual provisions may not be enforceable or sufficient in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our agreements for any reasons, or if liabilities arose that were not contractually limited or adequately covered by insurance, our DSP cores licensing business could be materially harmed.

Risks Related to Recent Events

Combination Agreement with Parthus Technologies plc.  On April 4, 2002, we entered into a combination agreement with Ceva and Parthus. Pursuant to the combination agreement, the parties agreed to combine Parthus with Ceva in a merger of equals. The new combined company will be called ParthusCeva, Inc. Under the terms of the agreement, immediately following the transaction, our stockholders and the former Parthus shareholders will own approximately 50.1% and 49.9% of ParthusCeva, respectively. Our board of directors and the board of directors of Parthus expect the combination to be completed by the end of third quarter of 2002. In July 11, 2002, we received a ruling from the United States Internal Revenue Service that the contribution of our DSP cores licensing business to Ceva and the distribution of the shares of Ceva to our stockholders will be treated as a tax-free transaction for United States federal income tax purposes. The combination with Parthus is expected to be effected by a scheme of arrangement and is still subject to, among other things, the approval of the scheme by Parthus shareholders and the sanction of the scheme by the High Court of Ireland. However, the completion of the combination is still subject to many conditions and we cannot assure you that the intended combination will occur as scheduled, if at all. Moreover, the process of separating our DSP cores licensing business and transferring the same to Ceva and the combination of Parthus with Ceva may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. Furthermore, even if the combination of Parthus with Ceva is completed, we cannot assure you that it will achieve the levels of revenues, profitability or productivity or otherwise perform as expected. All of the forward-looking statements made herein with respect to our business, results of operations and financial condition are necessarily colored by, and would be materially affected by, our transfer of our DSP cores licensing business to Ceva and the subsequent merger of Parthus with Ceva.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
            None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 24, 2002. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of Class II directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
Yair Seroussi	24,577,948	0	196,724	0
Yair Shamir	24,577,948	0	196,724	0

Continuing as directors after the meeting were Eliyahu Ayalon, Zvi Limon, Louis Silver and Patrick Tanguy.

Proposal 2: Amendment and restatement of the 1993 Director Stock Option Plan

The amendment and restatement of the 1993 Director Stock Option Plan to increase the number of shares reserved for issuance from 550,000 shares to 750,000 shares and to extend the term of the plan from 10 years to 20 years was approved with 14,624,910 in favor, 5,307,388 against, and 413,630 abstentions.

Proposal 3: Ratification of Appointment of Independent Auditors

Kost, Forer & Gabbay, a member of Ernst & Young International, was ratified as the Company’s independent auditors for fiscal year 2002 with 23,080,157 in favor, 1,683,977 against, and 10,538 abstentions.

ITEM 5. OTHER INFORMATION
            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
10.1 Combination Agreement, dated as of April 4, 2002, among DSP Group, Inc., Ceva, Inc. and Parthus Technologies plc (Filed as Exhibit 2.1 to the Registration Statement on Form 10, as amended, of Ceva, Inc., filed with the Securities and Exchange Commission on June 3, 2002).
(b)	Reports on Form 8-K.
(1)	The Company filed a Form 8-K on April 8, 2002 announcing the execution of a Combination Agreement, dated April 4, 2002 with Parthus Technologies plc and Ceva, Inc. regarding a combination of Parthus’ business and the Company’s DSP cores licensing business in a new combined company to be called ParthusCeva, Inc.
(2)	The Company filed a Form 8-K on April 30, 2002 announcing that its 2002 Annual Meeting of Stockholders was delayed by more than 30 days from the date of its previous annual meeting and that May 3, 2002 was the new date for its stockholders to submit stockholder proposals for inclusion in the Company’s proxy statement for the 2002 Annual Meeting.
(3)	The Company filed a Form 8-K on May 31, 2002 announcing the receipt of confirmation from Israeli tax authorities of clearance for the proposed merger with Parthus pursuant to the Irish Mergers and Takeovers (Control) Act, 1978 to 1996, and confirmation that it was not necessary to file for antitrust clearance under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the transactions contemplated by the Combination Agreement. The Company also announced that Ceva, Inc. had filed a registration statement on Form 10 in connection with the separation of the DSP cores licensing business from the Company.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date: August 14, 2002	By:	/s/ MOSHE ZELNIK

Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)