Form 10-Q
period 2002-09-30
DSP GROUP INC /DE/
filed 2002-11-14
CIK 915778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-23006

DSP GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3120 Scott Boulevard, Santa Clara, California	95054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408)986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

As of November 1, 2002, there were 27,125,555 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands except share and per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$21,361	$39,146
Cash designated for combination	40,759	—
Marketable securities and short term bank deposits	46,903	70,893
Trade receivables, net	7,558	6,315
Deferred income taxes	2,098	2,098
Other accounts receivable and prepaid expenses	1,149	1,547
Inventories	9,347	2,048
Assets of discontinued operation	15,322	12,197
Total current assets:	144,497	134,244
Property and equipment, at cost	19,301	18,037
Less accumulated depreciation and amortization	(14,729)	(12,647)
Property and equipment, net	4,572	5,390
Long term assets:
Long term marketable securities	158,026	139,752
Other investments	8,627	25,536
Other assets, net	6,114	6,229
Severance pay fund	1,302	1,228
Total long term assets	174,069	172,745
Total assets	$323,138	$312,379
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	$7,225	$5,123
Other current liabilities	19,308	11,592
Liabilities of discontinued operation	5,454	7,852
Total current liabilities	31,987	24,567
Long term liabilities
Accrued severance pay	1,365	1,294
Deferred income taxes	1,200	7,541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 5,000,000; Issued and outstanding shares — none
Common stock, $0.001 par value; Authorized shares — 50,000,000; Issued and outstanding shares — 27,120,700 and 26,625,557	27	27
Additional paid-in capital	155,969	155,969
Treasury stock	(2,744)	(8,623)
Accumulated other comprehensive income (loss)	(2,057)	2,652
Retained earnings	137,391	128,952
Total stockholders’ equity	288,586	278,977
Total liabilities and stockholders’ equity	$323,138	$312,379

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Product revenues and other	$44,005	$27,143	$97,029	$64,687
Cost of product revenues and other	26,433	17,300	58,199	38,458
Gross profit	17,572	9,843	38,830	26,229
Operating expenses:
Research and development	5,245	5,273	15,124	15,259
Sales and marketing	3,501	2,411	7,978	6,844
General and administrative	1,608	1,391	3,524	3,627
Aborted spin-off expenses and other	—	—	865	—
Total operating expenses	10,354	9,075	27,491	25,730
Operating income	7,218	768	11,339	499
Other income :
Interest and other income, net	2,416	3,022	7,566	9,637
Equity in earnings of affiliates	—	—	—	105
Minority interest in losses of subsidiary	—	—	—	173
Income after financial and other	9,634	3,790	18,905	10,414
Impairment of available-for-sale marketable securities	—	—	9,815	—
Income before provision for income tax	9,634	3,790	9,090	10,414
Provision for income taxes	1,843	96	44	1,825
Net income from continued operations	7,791	3,694	9,046	8,589
Net income from discontinued operations	981	3,160	2,492	9,284
Net income	$8,772	$6,854	$11,538	$17,873
Net earnings per share for continued operations:
Basic	$0.29	$0.14	$0.34	$0.32
Diluted	$0.29	$0.14	$0.32	$0.31
Net earnings per share for discontinued operations:
Basic	$0.03	$0.12	$0.09	$0.35
Diluted	$0.03	$0.11	$0.09	$0.34
Net earnings per share (combined):
Basic	$0.32	$0.26	$0.43	$0.67
Diluted	$0.32	$0.25	$0.41	$0.65
Weighted average number of shares of Common Stock used in computing of:
Basic	27,104	26,732	27,030	26,576
Diluted	27,707	27,790	27,848	27,539

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Nine months Ended September 30,

	2002	2001

Net cash provided by operating activities	$23,702	$18,230
Investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(94,454)	(115,373)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	98,264	94,595
Purchases of property and equipment	(1,309)	(2,364)
Proceeds from sale of property and equipment	11	97
Investment in available-for-sale marketable securities	(2,000)	—
Proceeds from sale of available-for-sale marketable securities	1,504	—
Cash contributed to discontinued operation, net	(5,523)	(3,506)
Net cash used in investing activities	(3,507)	(26,551)
Financial activities
Purchase of treasury stock	—	(811)
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	2,779	3,921
Net cash provided by financing activities	2,779	3,110
Increase (decrease) in cash and cash equivalents	$22,974	$(5,211)
Cash and cash equivalents at beginning of period	$39,146	$45,035
Cash and cash equivalents at end of period	$62,120	$39,824
Non-cash investing and financing information:
Acquisition of VoicePump shares in exchange for issuance of Common Stock	$—	$3,651

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(US dollars in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Three Months Ended September 30, 2002
Balance at June 30, 2002	27,059	$27	$155,969	$(4,209)	$129,297	$(200)	$280,884
Net income	—	—	—	—	8,772	—	8,772
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	(1,925)	(1,925)
Realized loss from hedging activities	—	—	—	—	—	68	68
Total comprehensive loss	—	—	—	—	—	(1,857)	(1,857)
Issuance of treasury stock upon exercise of stock options	38	—	—	891	(506)	—	385
Issuance of treasury stock upon purchase of ESPP shares	24	—	—	574	(172)	—	402
Balance at September 30, 2002	27,121	$27	$155,969	$(2,744)	$137,391	$(2,057)	$288,586
Three Months Ended September 30, 2001
Balance at June 30, 2001	26,626	$27	$155,438	$122,322	$(14,727)	$7,055	$270,115
Net income	—	—	—	6,854	—	—	6,854
Unrealized loss on available-for- sale marketable securities	—	—	—	—	—	(14,188)	(14,188)
Realized loss from hedging activities	—	—	—	—	—	(64)	(64)
Total comprehensive loss	—	—	—	—	—	(14,252)	(14,252)
Issuance of treasury stock upon exercise of stock options	161	—	—	(2,602)	3,895	—	1,293
Issuance of treasury stock upon purchase of ESPP shares	24	—	—	(182)	585	—	403
Purchase of treasury stock	(40)	—	—	—	(811)	—	(811)
Balance at September 30, 2001	26,771	$27	$155,438	$126,392	$(11,058)	$(7,197)	$263,602
Nine Months Ended September 30, 2002
Balance at December 31, 2001	26,873	$27	$155,969	$(8,623)	$128,952	$2,652	$278,977
Net income	—	—	—	—	11,538	—	11,538
Unrealized loss on available-for-sale marketable securities, net	—	—	—	—	—	(4,740)	(4,740)
Unrealized loss from hedging activities	—	—	—	—	—	31	31
Total comprehensive loss	—	—	—	—	—	(4,709)	(4,709)
Issuance of treasury stock upon exercise of stock options	199	—	—	3,230	(1,699)	—	1,531
Issuance of treasury stock upon purchase of ESPP shares	49	—	—	2,649	(1,400)	—	1,249
Balance at September 30, 2002	27,121	$27	$155,969	$(2,744)	$137,391	$(2,057)	$288,586
Nine Months Ended September 30, 2001
Balance at December 31, 2000	26,248	$27	$151,787	$114,291	$(19,940)	$—	$246,165
Net income	—	—	—	17,873	—	—	17,873
Unrealized gain on available for sale marketable securities	—	—	—	—	—	(7,133)	(7,133)
Realized loss from hedging activities	—	—	—	—	—	(64)	(64)
Comprehensive income	—	—	—	—	—	(7,197)	(7,197)
Issue of common stock, upon purchase of subsidiary	161	—	3,651	—	—	—	3,651
Issuance of treasury stock upon exercise of stock options	349	—	—	(5,269)	8,406	—	3,137
Issuance of treasury stock upon purchase of ESPP shares	53	—	—	(503)	1,287	—	784
Purchase of treasury stock	(40)	—	—	—	(811)	—	(811)
Balance at September 30, 2001	26,771	$27	$155,438	$126,392	$(11,058)	$(7,197)	$263,602

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any future period. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Combination with Parthus Technologies plc. On April 4, 2002, DSP Group, Inc. (the “Company”), Ceva, Inc. (one of its then wholly-owned subsidiaries to which the Company transferred its DSP cores licensing business) (“Ceva”) and Parthus Technologies plc (“Parthus”) entered into a combination agreement, as amended (the “Combination Agreement”) pursuant to which Parthus and the Company agreed to affect a combination of Ceva with Parthus, whereby, immediately after the contribution by the Company of its DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva, the Company would distribute the shares of Ceva common stock it held to its stockholders (the “Separation”), and Parthus would then combine with Ceva in exchange for the common stock of Ceva (the “Combination”). The new combined company would be renamed ParthusCeva, Inc. (“ParthusCeva”).

On July 11, 2002 and September 18, 2002, the Company received rulings from the United States Internal Revenue Service that the contribution of its DSP cores licensing business to Ceva and the distribution of the shares of Ceva’s common stock to the Company’s stockholders would be treated as a tax-free transaction for United States federal income tax purposes.  The Combination was to be effected by a scheme of arrangement (the “Scheme”) and was subject to, among other things, the approval of the Scheme by the Parthus shareholders and the sanction of the Scheme by the High Court of Ireland.

After the receipt of approval of the Combination by the Parthus shareholders and the High Court of Ireland, and the satisfaction of the other closing conditions set forth in the Combination Agreement, the Separation and Combination were completed on November 1, 2002.  In connection with the Separation, the Company distributed all of the Ceva common stock it held immediately prior to the Separation to its stockholders on the basis of one share of Ceva common stock for every three shares of the Company’s common stock held by the Company’s stockholders as of October 31, 2002, the record date for the distribution. In connection with the Combination, Ceva issued shares of its common stock to former shareholders of Parthus in exchange for their Parthus ordinary shares.  Upon completion of the Separation and the Combination, Parthus became a wholly-owned subsidiary of Ceva, and the stockholders of the Company held shares representing approximately 50.1% of ParthusCeva’s common stock and the former Parthus shareholders held shares representing approximately 49.9% of ParthusCeva’s common stock.

In anticipation of the Separation and Combination, as from June 30, 2002, the Company began reporting the statements of income of its DSP cores licensing business as a discontinued operation (see Note M - Discontinued Operation).

VoicePump, Inc.: VoicePump, Inc. (“VoicePump”) is a U.S. corporation primarily engaged in the design, research, development and marketing of software applications for Voice over DSL (VoDSL) and Voice over Internet Protocol (VoIP). In March 2000, the Company acquired a majority of the outstanding stock of VoicePump, and was granted an option to purchase the remaining shares. In March 2001, the Company acquired the remaining shares of VoicePump, and it became one of the Company’s wholly-owned subsidiaries. The Company’s investment in VoicePump included the excess of its purchase price over the net assets acquired (approximately $5,804,000 as of December 31, 2001), which was attributed to goodwill and was recorded in “Other assets, net” on the Company’s consolidated balance sheets for the fiscal year ended December 31, 2001.  The Company ceased amortization of the goodwill relating to the acquisition of VoicePump after December 31, 2001.  For more information about goodwill amortization, see Note J - Change in Accounting for Goodwill Amortization and Certain Other Intangibles.

The unaudited condensed consolidated statements of income for the nine months ended September 30, 2001 include the minority interest in the Company’s equity investment in VoicePump in the amount of $173 thousands  (all of which was recorded in the first quarter of 2001).

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

	September 30, 2002	December 31, 2001

Work-in-process	$1,326	$853
Finished goods	8,021	1,195

	$9,347	$2,048

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Net income	$8,772	$6,854	$11,538	$17,873
Denominator:
Weighted average number of shares of Common Stock outstanding during the period used to compute basic earning per share	27,104	26,732	27,030	26,576
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	603	1,058	818	963
Weighted average number of shares of Common Stock used to compute diluted earnings per share	27,707	27,790	27,848	27,539
Basic net earnings per share	$0.32	$0.26	$0.43	$0.67
Diluted net earnings per share	$0.32	$0.25	$0.41	$0.65

NOTE D— HELD TO MATURITY MARKETABLE SECURITIES

The following is a summary of the held-to-maturity securities and short term bank deposits (U.S. dollars in thousands):

	Amortized Cost		Unrealized Gains (Losses)		Estimated Fair Value

	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001

Obligations of states and political subdivisions	$78,170	$63,190	$788	$(205)	$78,958	$62,985
Corporate obligations	126,759	147,455	2,454	1,712	129,213	149,167

	$204,929	$210,645	$3,242	$1,507	$208,171	$212,152

The amortized cost of held-to-maturity debt and securities at September 30, 2002, by contractual maturities, are shown below (U.S. dollars in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$46,903	$47,279
Due after one year	158,026	160,892

	$204,929	$208,171

NOTE E— AVALIABLE FOR SALE MARKETABLE SECURITIES

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

Prior to the reclassification into available-for-sale marketable securities, the Company’s equity in the net income of AudioCodes was $105 thousands in the first quarter of 2001.  As of September 30, 2001, the fair market value of the Company’s investment in AudioCodes was approximately $9.3 million, including unrealized loss of $7.1 million, net of unrealized tax expenses of $4.1 million.

At June 30, 2002, the evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary.  As a result, the Company realized a loss in its investment in AudioCodes in the amount of $9.8 million, which was recorded as “Impairment of available-for-sale marketable securities” on the Company’s unaudited condensed, consolidated statements of income as of June 30, 2002 and on the Company’s unaudited condensed, consolidated statements of income for the nine months ended September 30, 2002.

As of September 30, 2002, the fair market value of the Company’s investment in AudioCodes was approximately $8.01 million. The Company’s consolidated balance sheets as of September 30, 2002 include unrealized loss on available-for-sale marketable securities of $1.7 million, net of unrealized tax expenses of $1.0 million, for its investment in AudioCodes.

Tomen Corporation:  In September 2000, the Company invested approximately $485 thousands (50.0 million Yen) in the ordinary shares of its Japanese distributor’s parent company, Tomen Corporation (“Tomen”), as part of the Company’s long-term strategic relationship with Tomen. Tomen’s ordinary shares are traded on the Japanese stock exchange, and are recorded on the Company’s unaudited condensed consolidated statement of income at fair market value as available-for-sale marketable securities in accordance with SFAS 115.

As of September 30, 2002, and 2001 the fair market value of the Company’s investment in Tomen was approximately  $330 thousands and $430 thousands, respectively. The Company’s unaudited condensed consolidated balance sheets at September 30, 2002 and 2001 include unrealized loss on available-for-sale marketable securities of $155 thousands and $55 thousands for its investment in Tomen, respectively.

Tower Semiconductor Ltd:  Tower Semiconductor Ltd. (“Tower’) is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies. Tower provides manufacturing and turnkey services for integrated circuits (IC) on silicon wafers in geometries from 1.0 to 0.35 micron, using its advanced technological capabilities and the proprietary designs of its customers.

In January 2002, DSP Group, Ltd., the Israeli wholly-owned subsidiary of the Company (“DSP Group, Ltd.”), invested in the common stock of Tower for a total consideration of $2 million, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS 115.

In June 2002, DSP Group, Ltd sold 250,000 shares of Tower’s common stock for approximately $1.5 million without any significant capital gain.

As of  September 30, 2002, the fair market value of the Company’s investment in Tower was approximately  $282 thousands. The Company’s unaudited condensed consolidated balance sheets as of September 30, 2002 include unrealized loss on available-for-sale marketable securities of approximately $197 thousands for its investment in Tower.

NOTE F—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is mainly due primarily to foreign tax holiday and tax exempt income in Israel.

NOTE G—SIGNIFICANT CUSTOMERS

Product sales to one distributor accounted for 84% and  61% of the Company’s total revenues for the three months ended  September 30, 2002 and 2001, respectively, and 79% and 54% of the Company’s total revenues for the nine months ended September 30, 2002 and 2001, respectively. The loss of this one distributor or one or more other major distributors or customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

To protect against increase in the value of forecasted foreign currency cash flows resulting from payroll expenses for year 2003 that are denominated in New Israeli Shekels (NIS) and payable by DSP Group, Ltd., the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its anticipated payroll expenses denominated in NIS for a period of one to twelve months with forward contracts.

These forward contracts are designated as cash flow hedges, as defined by SFAS 133 and are all effective as hedges of these expenses.

The Company’s prepaid expenses as of September 30, 2002 include the amount of $51 thousands relating to premiums paid for US Dollar-NIS put options.

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

Unaudited supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (U.S. dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income:
Reported net income	$8,772	$6,854	$11,538	$17,873
Goodwill amortization	—	258	—	705
Adjusted net income	$8,772	$7,112	$11,538	$18,578
Basic net earning per share:
Reported net earning per share	$0.32	$0.26	$0.43	$0.67
Goodwill amortization	—	0.01	—	0.03
Adjusted basic net earning per share	$0.32	$0.27	$0.43	$0.70
Diluted net earning per share:
Reported net earning per share	$0.32	$0.25	$0.43	$0.65
Goodwill amortization	—	0.01	—	0.02
Adjusted diluted net earning per share	$0.32	$0.26	$0.43	$0.67

NOTE K—ABORTED SPIN-OFF EXPENSE AND OTHER

In the first quarter of 2002, the Company recorded two unusual expense items amounting to approximately $865 thousands. An expense of approximately $767 thousands was recorded, which related to the aborted spin-off of the DSP cores licensing business by way of an initial public offering of the common stock of Ceva, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98 thousands was recorded reflecting the write-off of all of the Company’s investment in Messagebay, Inc., a private company that develops both turnkey and customized software that enable two-way voice, video, and animated messaging for web applications and wireless devices.

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

NOTE M—DISCONTINUED OPERATION

Pursuant to the Combination Agreement entered into on April 4, 2002, the Company agreed to affect a combination of its DSP cores licensing business (which the Company transferred to Ceva) with the business of Parthus.  The seperation and combination was completed on November 1, 2002. For more details of the Separation and the Combination, see Note A.

In anticipation of the Separation and Combination, the results of operations, including revenue, operating expenses, financial income and income taxes of the DSP cores licensing business for the three and nine months ended September 30, 2002 and 2001, have been reclassified in the accompanying statements of operations as a discontinued operation. The Company’s balance sheets at September 30, 2002 and December 31, 2001 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of the discontinued operation within current assets and liabilities.

Revenues and net income from the discontinued operation for the three months and nine months ended September 30, 2002 and 2001 are as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Unaudited		Unaudited

	2002	2001	2002	2001

Total revenues	$4,851	$7,812	$13,533	$20,801

Net income	$981	$3,160	$2,491	$9,284

As a result of the Separation the Combination, the Company transferred $40 million in cash as initial working capital for the DSP cores licensing business and will transfer the cash amount equal to the amount by which the transaction costs of the exceeds $2 million.  This contribution of cash is recorded as “Cash designated for combination” in the Company’s unaudited condensed consolidated balance sheets at September 30, 2002.  In addition, as part of the Separation, Ceva agreed with the Company to settle the intercompany investment account between them by (i) converting part of the Company’s investment account in Ceva (consisting of the value of the property, equipment and inventory) into Ceva’s stockholders’ equity, (ii) allowing the Company to retain all rights to Ceva’s accounts receivable existing on the date of the Separation, and (iii) having the Company retain certain of Ceva’s current liabilities existing on the date of the Separation, such that the settlement arrangement resulted in the net amount of assets retained by the Company to equal the amount of the intercompany account on the date of Separation (as of September 30, 2002, approximately $9.9 million).

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total Revenues.  Our total revenues were $44 million for the third quarter of 2002, as compared to $27.1 million for the third quarter of 2001, primarily as a result of strong demand for our products, especially from our original equipment manufacturers customers (“OEMs” in Japan, for our 2.4 GHz single handset products as well as for our newly-introduced 2.4 GHz multi handset products. This represents an increase of 62% year over year. Total revenues for the first nine months of 2002 increased to $97 million from $64.7 million for the same period in 2001, primarily as a result of strong demand, especially from our OEM customers in Japan, for our 900 MHz, 2.4 GHz single handset as well as our newly introduced 2.4 GHz multi handset products.

As we are fables Semiconductors Company in consumer market, our revenues are effected from seasonality sales of our customers. Forth quarter  is usually the strongest  quarter of sales of our customers and thus the third quarter is usually the strongest quarter of our revenues.

Export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors and cordless telephony processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended September 30, 2002, as compared to 84% of our total revenues for the three months ended September 30, 2001. Additionally, these sales represented 98% of our total revenues for the nine months ended September 30, 2002 as compared to 89% of our total revenues for the nine months ended September 30, 2001.All export sales are denominated in U.S. dollars.

Significant Customers.  Revenues from one distributor, Tomen Electronics, accounted for 84% and 61% of our total revenues for the three months ended September 30, 2002 and 2001, respectively. Additionally, Tomen Electronics, accounted for 79% and 54% of our total revenues for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenues attributed to Tomen Electronics for both the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001, was primarily due to a higher volume of sales made by them in Japan. The loss of Tomen Electronics or one or more of our other major distributors or customers could harm our business, financial condition and results of operations.

Gross Profit.  Gross profit as a percentage of total revenues increased to 40% for the third quarter of 2002 from 36% for the third quarter of 2001. This increase resulted mainly from a one time inventory allowance of approximately $1 million during the third quarter of 2001 associated with our old line of products. Gross profits as a percentage of total revenues decreased slightly to 40% for the nine months ended September 30, 2002 from 40.5% for the same period in 2001. During 2002, we were able to offset  the general continued decline in average selling prices of cordless telephony products by a decrease in manufacturing costs, partially due to technological improvements.

However, we can not guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our processors.

Research and Development Expenses.  Our research and development expenses were $5.2 million both in the third quarter of 2002 and 2001. In the first nine months of 2002, research and development expenses decreased slightly to $15.1 million from $15.3 million in the first nine months of 2001. The slight decrease was primarily attributed to lower payroll expenses denominated in New Israeli Shekel (NIS) of our research and development employees employed by our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar, offset by higher levels of subcontractors and semiconductor mask work expenses incurred as part of the introduction of new products.  Our research and development expenses as a percentage of total revenues were 12% and 19% for the three months ended September 30, 2002 and 2001, respectively, and 16% and 24% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in percentage for both comparative periods primarily resulted from higher level of revenues in 2002. Research and development expenses consist mainly of payroll for employees involved in research and development, mask work, subcontracting, depreciation and maintenance fees relating to equipment and software tools and associated facilities expenses.

Sales and Marketing Expenses.  Our sales and marketing expenses increased to $3.5 million in the third quarter of 2002 from $2.4 million in the third quarter of 2001.  For the nine months ended September 30, 2002, sales and marketing expenses were $8.0 million as compared to $6.8 million for the same period in 2001.  The increase for both comparative periods was primarily attributed to payment of higher sales commissions to our overseas distributors and representatives due to greater revenues for both the three month and nine month ended September 30, 2002, partially offset by lower payroll expenses denominated in NIS of our sales and marketing employees employed by our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar. Our sales and marketing expenses as a percentage of total revenues were 8% and 9% for the three months ended September 30, 2002 and 2001, respectively, and 8% and 11% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in percentage for both comparative periods primarily resulted from higher level of revenues in 2002. Sales and marketing expenses consist mainly of payroll of direct sales and marketing employees, sales commissions, and trade show expenses.

General and Administrative Expenses.  Our general and administrative expenses were $1.6 million for the three months ended  September 30, 2002, as compared to $1.4 million for the three months ended September 30, 2001. In the first nine months of 2002, general and administrative expenses were $3.5 million compared to $3.6 million for the same period in 2001. The increase in general and administrative expenses in the third quarter of 2002 was mainly due to higher level of bonus payments to our employees which was partly offset by lower expenses due to cessation of the amortization of goodwill associated with the acquisition of VoicePump, which ceased as of January 1, 2002 in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The decrease for the nine months of 2002 was primarily due to the amortization of goodwill associated with the acquisition of VoicePump during the nine months ended September 30, 2001, which ceased as of January 1, 2002. General and administrative expenses as a percentage of total revenues were 4%, and 5% for the three months ended September 30, 2002 and 2001, respectively, and 4% and 6% for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in percentage for both comparative periods primarily resulted from higher level of revenues in 2002. General and administrative expenses consist mainly of payroll for administrative employees and accounting and legal costs.

Aborted Spin-Off and Other Expenses.  In the first quarter of 2002, we recorded two unusual expense items amounting to approximately $865 thousands. An expense of approximately $767 thousands was recorded relating to the aborted spin-off of the DSP cores licensing business by way of an initial public offering of the common stock of Ceva, which did not occur.  These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98 thousands was recorded reflecting the write-off of all of our investment in Messagebay, Inc., a private company that develops both turnkey and customized software that enable two-way voice, video, and animated messaging for web applications and wireless devices.

Interest and Other Income (Expense).  Interest and other income (expense), net, for the three months ended September 30, 2002 decreased to $2.4 million from $3 million for the three months ended September 30, 2001 and decreased to $7.6 million for the nine months ended September 30, 2002 from $9.6 million for the nine months ended September 30, 2001.  The decrease for both comparative periods was primarily due to a decline in returns as a result of overall lower market interest rates for the comparative periods, partially offset by higher levels of cash, cash equivalents, marketable securities and short term bank deposits during the same periods.

Equity in Earnings of Affiliate.  Since April 1, 2001, we no longer maintained significant influence over the operating and financial policies of AudioCodes, Ltd. and thus stopped accounting for this investment under the equity method of accounting. Our equity in the net income of AudioCodes was $105 thousands for the nine months ended September 30, 2001 (all of which was recorded in the first quarter of 2001).

Minority Interest in Losses of Subsidiary.  We included in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2001, an amount of $173 thousands for our minority interest in VoicePump’s losses (all of which was recorded in the first quarter of 2001).

Impairment of Available-for-Sale Marketable Securities. During the second quarter of 2002, our management’s evaluation indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary. Therefore, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities,” we realized a loss in our investment in AudioCodes in the amount of $9.8 million, which was recorded as “Impairment of available-for-sale marketable securities” on our unaudited condensed consolidated statements of income for the six months ended June 30, 2002 and included as such in the unaudited condensed consolidated statements of income for the nine months September 30, 2002.

Provision for Income Taxes.  Our tax provision for the third quarter of 2002 and for the first nine months of 2002 was $1.8 million and $3.5 million, respectively.  In addition, we recorded tax benefit in the second quarter of 2002 in the amount of $3.5 million related to the amortization of AudioCodes.  In 2002 and 2001, we benefited for federal and state tax purposes from foreign tax holiday and tax exempt income in Israel.  Tax provision as a percentage of income before tax provision was 19% for the quarter ended September 30, 2002.

Discontinued Operation.  On April 4, 2002, we entered into a combination agreement, as amended, with Ceva, Inc. (one of our then wholly-owned subsidiaries to which we transferred our DSP cores licensing business) and Parthus Technologies plc pursuant to which we agreed with Parthus to affect a combination of Ceva with Parthus.  On July 11, 2002 and September 18, 2002, we received rulings from the United States Internal Revenue Service that the contribution of our DSP cores licensing business to Ceva and the distribution of the shares of Ceva’s common stock to our stockholders would be treated as a tax-free transaction for United States federal income tax purposes.  On November 1, 2002, we contributed our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva and distributed all of the Ceva common stock we held to our stockholders (the “Separation”), and immediately afterwards, Parthus was acquired by Ceva in exchange for the issuance of additional common stock of Ceva (the “Combination”). The new combined company was renamed ParthusCeva, Inc.

Pursuant to the Separation, we distributed on a pro rata basis all of the Ceva common stock we held immediately prior to the Separation to our stockholders.  Holders of our common stock as of October 31, 2002, the record date for the distribution, received one share of Ceva common stock for every three shares of our common stock held.  Immediately following the Separation and pursuant to the Combination, Ceva issued its common stock to Parthus’ former shareholders and Parthus became a wholly-owned subsidiary of Ceva.  After the Combination, our stockholders held shares representing approximately 50.1% of ParthusCeva’s common stock (approximately 9,041,851 shares of ParthusCeva common stock) and the former Parthus shareholders held shares representing approximately 49.9% of ParthusCeva’s common stock (approximately 9,004,100 shares of ParthusCeva common stock).

In anticipation of the consummation of these transactions, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as a discontinued operation.

Net income derived from our DSP cores licensing business was $1 million for the three months ended September 30, 2002, as compared to $3.2 million for the three months ended September 30, 2001.  In the first nine months of 2002, net income derived from our DSP cores licensing business was $2.5 million as compared to $9.3 million for the comparable period in 2001.  The decrease for both comparative periods was primarily due to a decrease in total revenues for the DSP cores licensing business for both the three months and nine months ended September 30, 2002.  Our total revenues for the DSP cores licensing business decreased to $4.9 million for the third quarter of 2002, as compared to $7.8 million for the same period in 2001.  The decrease for the three months ended September 30, 2002 was primarily due to (i) lower licensing revenues in our DSP cores licensing business, (ii) lower per-unit royalties from some of the license agreements in our DSP cores licensing business primarily due to volume pricing, and (iii) lower technical support and other revenues primarily due to the provision of fewer technical support and related services to our DSP cores licensees during the third quarter of 2002, as compared to the same period in 2001, primarily as a result of the slowdown in the global wireless and cellular markets.  Our total revenues for the DSP cores licensing business decreased to $13.5 million for the first nine months of 2002, as compared to $17.6 million for the same period in 2001.  The decrease for the nine months ended September 30, 2002 was primarily due to (A) lower licensing revenues primarily because we were able to negotiate higher licensing fees for certain of our products in 2001, (B) lower per-unit royalties from some of the license agreements in our DSP cores licensing business primarily due to volume pricing, as well as lower overall quantities of products shipped by our licensees that incorporated our DSP cores technology (mostly in the cellular and hard disk drive markets), and (C) lower technical support and other revenues primarily due to the provision of fewer technical support and related services to our DSP cores licensees during the first nine months of 2002 as compared to 2001, primarily as a result of the slowdown in the global wireless and cellular markets.

In 2001 and the first nine months of 2002, our DSP core licensing business witnessed a challenging environment in the telecommunication and semiconductors industries, resulting in longer sales cycles and delays in purchases by potential customers of products incorporating our DSP cores technologies. This resulted in fewer new license agreements being executed in 2001 and in the first nine months of 2002, as compared to 2000, and limited business visibility for the number and timing of future license agreements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.  During the nine months ended September 30, 2002, we generated $23.7 million of cash from our operating activities, as compared to  $18.2 million during the nine months ended September 30, 2001. The increase in cash provided by our operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily due to higher volume of revenues and higher volume of operating income.  This was partially offset by the increase in accounts receivables and inventories as well as to the decrease in accrued compensation and benefits during the first nine months of 2002 in comparison to the first nine months of 2001.

Our inventory increased to $9.3 million in September 30, 2002 from  $2.0 million in December 31, 2002, (see Note B to the Notes to the Unaudited Condensed Consolidated Financial Statements). The increase in inventory was primarily attributed to our higher levels of sales and production during 2002.

Investing Activities.  We invest excess cash in short-term bank deposits and marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2002, we purchased $94.5 million of investments classified as short-term and long-term bank deposits and held-to-maturity marketable securities, as compared to  $115.4 million during the first nine months of 2001. During the same periods,  $98.3 million and $94.6 million, respectively, of investments classified as held-to-maturity marketable securities matured. Additionally, in anticipation of our cash contribution of $40 million (plus the amount by which transaction expenses exceed $2 million) to Ceva in connection with the separation of our DSP cores licensing business and combination of Ceva with Parthus, we began building this cash reserve to be transferred to Ceva. Accordingly, our income from investing activities for future quarters may decrease.  See Note A to the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the separation and combination.

Our capital equipment purchases for the first nine months of 2002, consisting primarily of research and development software and computers, totaled $1.3 million, as compared to $2.4 million for the first nine months of 2001.  In addition, in January 2002, we invested $2.0 million in an independent wafer manufacturer company, Tower Semiconductor Ltd., and in June 2002, we sold 250,000 shares of Tower Semiconductor’s ordinary shares for approximately $1.5 million.  The investment was recorded as available-for-sale marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and was recorded in our condensed consolidated balance sheets as of September 30, 2002 under “Other assets.”  See Note G to the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about our investment in Tower Semiconductor.

Additionally, our cash contributed to discontinued operation for the first nine months of 2002 was $5.5 million, as compared to $3.5 million for the first nine months of 2001 mainly due to an increase in prepaid accounting and legal expenses incurred in relation to consummating the separation and combination.

Financing Activities.  During the nine months ended September 30, 2002, we received $2.8 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $3.9 million during the nine months ended September 30, 2001.

At September 30, 2002, our principal source of liquidity consisted of cash and cash equivalent deposits totaling $62.1 million and marketable securities and short-term cash deposits of $204.9 million. Our working capital at September 30, 2002 was  $112.5 million.

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

Foreign Currency Exchange Rate Risk.  As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2002. However, due to the recent increase in the volatility of the exchange rate of the NIS versus U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against the increase in value of forecasted foreign currency cash flows resulting from payroll expenses during the year, we instituted a foreign currency cash flow hedging program. At the end of first quarter of year 2001, we entered into forward contracts to hedge a portion of the anticipated payroll expenses denominated in NIS payable by our Israeli subsidiary for a period of one to twelve months. These contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. As of September 30, 2002, we recognized a loss of $68,000 derived from our forward contracts with respect to payroll expenses in the year 2002. Such amounts were be recorded in earnings during the first nine months of 2002.

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

Furthermore, 2001 was, and 2002 continues to be, a challenging year for the telecommunication and semiconductors industries, thereby resulting in longer sales cycles and delays in the purchases by potential of products incorporating our DSP cores technologies.

Our Average Selling Prices Continue to Decline, Which Could Adversely Affect Our Results of Operations.  Sales of our Integrated Digital Telephony (IDT) products comprised 98% of our total revenues for the third quarter of 2002.  However, we have experienced a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions. However, we cannot guarantee that our on-going efforts in cost reductions will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices of our IDT processors.

We Depend on the IDT Market Which Is Highly Competitive and We May Not Succeed in Effectively Competing in This Market. Sales of IDT products comprised 98% of our product sales for the third quarter of 2002.  Any adverse change in the digital IDT market or in our ability to compete and maintain our position in that market would harm our business, financial condition and results of operations. The IDT market and the markets for our products in general are extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Also, our customers continue to request new technologies not currently owned by us, and we may not succeed in developing such technologies in a timely basis and in a cost-effective manner, which could affect our competitive position and results of operations.

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

We Rely on a Primary Distributor and the Failure of This Distributor to Perform as Expected Could Reduce Our Future Sales and Revenues.  We sell our products to customers primarily through distributors and original equipment manufacturers (OEMs).  Particularly, revenues from one distributor, Tomen Electronics, grew from 78% of our total product revenues in the second quarter of 2002 to 84% of our total product revenues in the third quarter of 2002. Our future performance will depend, in part, on Tomen Electronics’ ability to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics,

Kyushu Matsushita Electric Corp., Ltd, has continually accounted for a majority of Tomen Electronics’ sales.  Kyushu Matsushita Electric manufactures and markets Panasonic cordless telephones. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner may also harm our sales and results of operations. Additionally, the loss of Kyushu Matsushita and Tomen’s inability to thereafter effectively market our products may also harm our sales and results of operations.

We Depend on International Operations to Generate Our Revenues But International Operations Are Subject to a Number of Risks Outside of Our Control.  We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product and license sales for the foreseeable future. For example, export sales, primarily consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 98% of our total revenues for the first nine months of 2002. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

Potential Political, Economic and Military Instability in the State of Israel May Adversely Affect Our Results of Operations.  Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2002, 170 of our 210 employees (including employees for the DSP cores licensing business, a discontinued operations)  were located in Israel, including 106 out of 122 of our research and development personnel (including employees for the DSP cores licensing business, a discontinued operations). In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

The Israeli Tax Benefits and Government Programs That We Currently Receive or Participate in Require Us to Meet Several Conditions And May Be Terminated or Reduced In the Future, Which Could Increase Our Costs. We receive certain tax benefits in Israel, particularly as a result of the "Approved Enterprise" status of our facilities and programs. The main benefit arising from the grant of this status is that income derived from an "Approved Enterprise" is taxed at a reduced rate. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that we will be able to continue to meet such conditions. Should we fail to meet such conditions in the future, however, we would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. Furthermore, in connection with its budget process for year 2003, we understand that the Israeli government is considering some changes to the laws relating to approved enterprises whereby new investments made on or after January 1, 2003 may not be granted "Approved Enterprise" status. As currently proposed, these changes would not affect our ability to continue to receive the benefits of the "Approved Enterprise" status for our facilities and programs in place prior to January 1, 2003. We are monitoring the situation and intend to comply with whatever changes are imposed.

We also receive funding as part of our participation in Magnet research programs supported by the Office of Chief Scientist operated by Israel's Ministry of Industry and Trade. We recorded $153,000 and $711,000 in grants to us from these programs for the three months and nine months ended September 30, 2002, respectively. We cannot assure you that such grants and the Israeli tax benefits will be continued in the future at their current levels, if at all.

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

As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that G.723.1, and certain aspects of our TrueSpeech algorithms, include certain elements covered by a patent held by AT&T. AT&T has requested that video conferencing manufacturers license the technology from AT&T and has sued Microsoft, one of our TrueSpeech licensees, for infringement. A hearing to determine the meaning of the claims of the AT&T patent was held in October 2002, although no ruling has yet issued.  We are monitoring the AT&T v. Microsoft litigation closely.  Other organizations including Agere, NTT and VoiceCraft have raised public claims that they also have patents related to the G.723.1 technology. If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.

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

The Industries in Which We Sell Our Products Are Experiencing a Challenging Period of Slow Growth and Have Experienced and Will Continue to Experience Other Cyclical Effects Which May Negatively Impact Our Operating Results and Business.  The primary customers for our products are system OEMs and electronic equipment manufacturers, particularly in the telecommunications field. These industries are highly cyclical and have been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may, if the downturn is sufficiently prolonged or severe, encourage semiconductor companies or electronic product manufacturers to reduce their expenditure on our technology. During 2001, the semiconductor industry as a whole experienced the most severe contraction in its history. The market for semiconductors used in mobile communications was particularly hard hit. This difficult economic climate in the industry has continued thought 2002 to date.  In addition, economic problems in certain regions have harmed and may continue to negatively affect our business. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced product manufacturing which, in turn, negatively impacted our Asian activity.

Foreign Courts Might Not Enforce Judgments Rendered in the United States, Which May Make It Difficult to Collect on Judgments Rendered Against Us. None of our directors or officers is a resident of the United States, and some of our assets are located outside the United States.  Service of process upon our non-U.S. resident directors and officers and the enforcement of judgments obtained in the United States against us, and our directors and executive officer may be difficult to obtain.

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

If Our DSP Cores Licensing Business Is Unable to Meet the Changing Needs of Our End-Users or Address Evolving Market Demands, Its Business May Be Harmed.  The markets for programmable DSP cores are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditure for research and development. The future success of our DSP cores licensing business will depend on our ability to develop enhancements to and new generations of our SmartCores family of DSP cores, DSP based sub-systems and related development tools to address the requirements of specific product applications, and to introduce these new technologies in a timely manner. Its’ success will further depend upon our ability to successfully identify, anticipate and respond to technological changes in hardware, software and architecture, and the needs associated with emerging markets within our field. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, to meet the specific technical requirements of our end-users or to avoid significant losses due to rapid decreases in market prices of our products, and our failure to do so may seriously harm our DSP cores licensing business.

We May Need to Increase Our Research and Development Efforts to Remain Competitive But Our Efforts May Not Prove to be Successful or Otherwise Increase Our Revenues.  The DSP cores market is experiencing extensive efforts by some of our competitors to use new technologies to manipulate their chip designs to increase the parallel processing of the chips and/or designs they offer. For example, one such technology used is Very Long Instruction Word (VLIW), which some of our competitors possess elements of, but which we do not possess at the present time. If such technology continues to improve the programming processing of these chips, or if other new technologies are demanded by our customers, we may need to further our research and development to obtain such technologies or our failure to remain competitive could have an adverse effect on our results of operations. We spent $15.1 million, or 15.6% of our total revenues, in the first three quarters of 2002, on research and development and expect to continue to invest heavily in this area. However, we cannot assure you that this or future expenditures will result in new and enhanced products or such products will be accepted in the market.

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

As demand for programmable DSP solutions increases, large manufacturers of off-the-shelf chips and system manufacturers may make their intellectual property available to others, and developers of microprocessors, microcontrollers or other processors may devote more resources to create DSP extensions to their products.  It is also possible that new competitors or alliances among competitors could emerge.  For example, StarCore develops and markets DSP technologies used in communications systems, wireless phones and consumer electronic products.  These existing or future alliances could rapidly acquire significant market share in our markets.

We cannot assure you that our DSP cores licensing business will be able to compete successfully against current or future competitors, or that we will be able to improve or even maintain our competitive position or that our new products will achieve market acceptance.  If the DSP cores licensing business is unable to maintain its competitive position in the marketplace, its business results of operations and financial condition may be harmed.

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

ITEM 4.   CONTROLS AND PROCEDURES

Within the 90-days prior to the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1

Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of April 4, 2002 (Filed as Exhibit 2.1 to the Registration Statement on Form 10, as amended, of Ceva, Inc., filed with the Securities and Exchange Commission on June 3, 2002).

10.2

Amendment No. 1 to Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of August 29, 2002 (Filed as Exhibit 2.2 to the Registration Statement on Form S-1, as amended, of Ceva, Inc., filed with the Securities and Exchange Commission on July 30, 2002).

10.3

Separation Agreement by and among DSP Group, Inc., DSP Group, Ltd., Ceva, Inc., DSP Ceva, Inc. and Corage, Ltd., dated as of November 1, 2002 (Filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on November 13, 2002).

10.4

Technology Transfer Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (Filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on November 13, 2002).

10.5

Technology Transfer Agreement between DSP Group, Ltd. and Corage, Ltd., dated as of November 1, 2002 (Filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on November 13, 2002).

10.6

Tax Indemnification and Allocation Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (Filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on November 13, 2002).

10.7

Transition Services Agreement between DSP Group, Ltd. and Corage, Ltd., dated as of November 1, 2002 (Filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company, filed with the Securities and Exchange Commission on November 13, 2002).

(b)	Reports on Form 8-K.

(1)

The Company filed a Form 8-K on July 15, 2002 announcing that it received a ruling from the U.S. Internal Revenue Service that the contribution of the Company’s DSP cores licensing business to Ceva, Inc., and the subsequent distribution of shares of common stock of Ceva to the Company’s stockholders will be treated as a tax-free transaction for US federal income tax purposes.

(2)

The Company filed a Form 8-K on August 14, 2002 announcing that each of the Chief Executive Officer, Eliyahu Alayon, and the Chief Financial Officer, Moshe Zelnik, of the Company executed a certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Company’s Form 10-Q for the quarterly period ended June 30, 2002.

(3)

The Company filed a Form 8-K on August 30, 2002 announcing that the Irish High Court had directed that the requisite shareholder and optionholder meetings of Parthus Technologies plc to approve the Scheme of Arrangement (required to give effect to the combination of Ceva, Inc. with Parthus Technologies plc) be held on September 26, 2002.

(4)

The Company filed a Form 8-K on September 20, 2002 announcing that at the Extraordinary General Meeting and Court Meetings of Parthus Technologies plc held on September 26th, the shareholders and optionholders of Parthus passed all resolutions necessary to approve the scheme of arrangement relating to the combination of Parthus with Ceva to form ParthusCeva, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 14, 2002	By:	/s/ MOSHE ZELNIK

Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Eliyahu Ayalon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DSP Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ ELIYAHU AYALON

Eliyahu Ayalon Chief Executive Officer

CERTIFICATION

I, Moshe Zelnik, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DSP Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ MOSHE ZELNIK

Moshe Zelnik Chief Financial Officer