Form 10-K
period 2002-12-31
DSP GROUP INC /DE/
filed 2003-03-31
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

3120 Scott Boulevard, Santa Clara, CA 95054

(Address of principal executive offices, including zip code)

(408) 986-4300

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 per share

(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

As of June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2002, as reported on the Nasdaq National Market, was $383,874,310. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2003, the Registrant had outstanding 27,335,436 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2002 are incorporated herein by reference into Part II, Item 5 and Part III of this annual report.

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

PART I

Item 1.    BUSINESS.

Introduction

We are a fabless semiconductor company that is a leader in residential wireless markets. By combining Digital Signal Processing (DSP) cores technology with advanced Complementary Metal Oxide Semiconductor (CMOS) radio frequency (RF) devices, communications technologies and speech-processing algorithms, we are a worldwide leader in developing and providing Total Telephony Solutions™. We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

On November 1, 2002, we transferred the assets and liabilities of our DSP cores licensing business to Ceva, Inc., one of our then wholly-owned subsidiaries (the “Separation”). Immediately thereafter, Ceva affected a combination (the “Combination”) with Parthus Technologies plc whereby Ceva acquired Parthus and issued Ceva common stock to the former Parthus shareholders. After the Combination, Ceva changed its name to ParthusCeva, Inc. ParthusCeva’s common stock is quoted on the Nasdaq National Market (Nasdaq: PCVA) and listed on the London Stock Exchange (London: PCV).

In connection with the Separation, we contributed our DSP cores licensing business to Ceva in exchange for Ceva common stock and subsequently distributed all of the Ceva common stock we held to our stockholders of record. In addition to the other assets transferred to Ceva, we also contributed a sum of $40 million in cash and prepaid transaction expenses related to the Separation and Combination that exceeded $2 million. We received private letter rulings from the U.S. Internal Revenue Service to the effect that, among other things, the Separation was a tax-free transaction for our stockholders for federal income tax purposes, except with respect to cash distributed to our stockholders in lieu of fractional shares of Ceva common stock.

In anticipation of the Separation, we reclassified the DSP cores licensing business as discontinued operations in our financial statements for the years ended December 31, 2002, 2001 and 2000. After the Separation, we have one reporting segment.

Web Site Access to Company’s Reports

Our Internet Web site address is www.dspg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide the reports in electronic or paper form free of charge upon request. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549.

General Business

We have developed several semiconductor devices for residential wireless communication applications. Our main product lines provide an optimized solution for digital 900MHz, 2.4GHz and 5.8GHz cordless telephony. Our advanced CMOS RF and integrated DSP voice modem device provide us with a clear path to a Phone-on-a-Chip solution.

We also develop and market embedded, integrated silicon/software solutions for Digital Voice Recorder, Hands Free Car Kit, Voice over Digital Subscriber Line (VoDSL) and Voice over Internet Protocol (VoIP) applications, as well as other Voice over Packet applications for Integrated Access Device (IAD) and Internet Protocol (IP) telephony markets.

We introduced the first integrated digital telephony speech processor in 1989. Since then, we have shipped approximately 141 million units of speech processors and RF devices to original equipment manufacturers (OEMs), of which approximately 44 million were shipped in 2002. Sales of our Integrated Digital Telephony (IDT) speech processors and RF devices accounted for approximately 97% of our total revenues in 2002.

Our work in the field of wireless residential technology has yielded various synergistic product families:

•	Integrated Digital Telephony (IDT). A family of chips comprised of the following:

Speech and Telephony.    A highly-integrated DSP core-based chip that handles telephony functions and advanced speech algorithms targeted for the telephony market.

Cordless Telephony.    Digital 900MHz, 1.9GHz, 2.4GHz and 5.8GHz spread spectrum narrow-band chip-sets. The chip-sets are composed of an RF transceiver and a highly-integrated DSP core-based chip. The DSP core-based chip combines three main functions into one chip: the wireless baseband modem, speech processing and telephony functions.

•	Voice Over Packet. A DSP core-based, highly-integrated speech processor targeted for the low to medium density IAD, residential gateway and IP telephony markets.

•	Digital Voice Recorder. A highly-integrated processor with five different speech compression rates for voice recording application for personal and business use.

•	Hands Free Car Kit Application. An integrated DSP solution with noise reduction, echo cancellation and voice recognition to support various new safety regulations directing drivers to use hands-free cellular systems while driving.

•	Software and Patent Licensing. A family of proprietary speech compression algorithms and patents such as TrueSpeech® and G.723.1.

DSP-Based Speech and Telephony Processors

We have developed three generations of speech processors based on PineDSPCore® and TeakLiteDSPCore®. The devices are fully-integrated DSP System-on-a-Chip designed to provide custom solutions for IDT, stand-alone answering machines, Digital Voice Recorder, Hands Free Car Kit, and VoDSL and VoIP applications. The processors provide a flexible and open system, thereby enabling our customers to develop an optimal and cost effective system. Furthermore, our systems architecture provides an open design environment for OEMs and original design manufacturers (ODMs) to design and market their own end products with the maximum differentiation.

Our IDT speech processors are based on PineDSPCore® and TeakLiteDSPCore®, which are more fully described below.

Technology	Description

Triple Rate Coder™	Instructs the telephone answering machine to decide automatically between better voice quality and longer recording time.

True Full-Duplex SpeakerPhone™	Allows simultaneous two-way (full-duplex), hands-free operation of the telephone and suppresses and cancels acoustic and electrical echoes.

G.723.1	Provides speech compression for VoIP and video conferencing over standard telephone lines.

Caller ID and Call Waiting Caller ID	Identifies to the party being called the telephone number of the calling party, whether or not the party being called is already engaged in another call.

Call Progress Tone Detection	Detects standard telephony signals during the progress of a telephone call.

DTMF Signaling	Detects and generates touch tone (DTMF) signals that comply with telephone industry frequency standards.

Speech Prompts	Provides the ability to stamp a message with a time and date and prompts voice-operated instructions.

Variable Speed Playback (FlexiSpeech®)	Permits playback of recorded speech at different speeds without distorting the natural sound of the speech.

Voice Operated Switch (VOX) (Smart-Vox®)	Detects human speech and stops recording during periods of silence, thereby conserving available memory.

Text to Speech	Permits Caller ID in telephony as well as other voice activating systems.

Alpha Least Cost Routing (LCR)/Super LCR	Chooses automatically from a number of telephone service providers in order to select the lowest available calling rates.

Voice Recognition	Allows a user to operate a telephone or answering machine by giving voice commands.

In 1999, we shipped the first D16000 family of fully-integrated speech processors, which combined the components of a mixed signal system on a single chip. Each speech processor in the D16000 family contains a DSP core, converters that transform analog signals into digital signals and vice versa, and various signal amplifiers, all embedded on a single chip. In addition to implementing DSP algorithms, including data compression, Caller ID and full-duplex speaker phone, these speech processors also perform tasks that would typically be handled by a separate central processing unit (CPU) chip. Our goal is for the D16000 family of processors to provide optimal value to our OEM customers by eliminating the need for virtually all other electronic components, thereby reducing materials and manufacturing costs.

In 2000, we developed the D36000 family of fully-integrated speech processors based on TeakLiteDSPCore®, which can support two-line telephony as well as cordless baseband modems with low power usage. D36000 speech processors, which entered into mass production in the second quarter of 2001, have received marketplace acceptance as an upgrade to our D16000 family of products for cordless and corded telephony standards. With this new family of products, we provide a complete solution for 900MHz, 2.4GHz single hand-set, 2.4GHz multi-hand-set and 5.8GHz baseband markets.

The following table presents the main features of the primary IDT speech processors that we currently offer:

DSP Group’s IDT Speech Processors

	D36569	D16559	D6571	D6587

Process Geometry (Microns)	0.25	0.45	0.5	0.5

Minutes Record, 4 Mbit Memory	22-25, 10,15	22-25, 10,15	22-25, 10,15	22-25, 10,15

Memory Type	Flash	Flash	Flash	Flash

DSP Core:	TeakLite	Pine	Pine	Pine

Advanced Features:

Speech Prompts	Yes	Yes	Yes	Yes

Variable Speed Playback	Yes	Yes	Yes	Yes

Full Duplex Speakerphone	Yes	Yes	Yes	Yes

Caller ID & Call Waiting Caller ID	Yes	Yes	Yes	Yes

Voice Recognition	Yes	—	—	Yes

Text to Speech	Yes	—	—	—

System-On-A-Chip-Included Peripherals:

Microcontroller	Yes	Yes	—	—

Line Codec	Yes	Yes	—	—

Speaker Codec	Yes	Yes	—	—

Amplifiers	Yes	Yes	—	—

Baseband (Modem)	Yes	—	—	—

Cordless Telephony

In 1999, we acquired technology and products, including associated intellectual property related to 900MHz spread spectrum cordless telephones, from Advanced Micro Devices. In addition, in connection with the acquisition, we acquired two integrated groups of engineers, one located in Israel and the other in the United States.

In 2000, in anticipation of limited growth in the U.S. 900MHz spread spectrum market, we initiated the development of a new line of 900MHz narrow-band cordless products to address this changing market trend.

In 2001, we entered into mass production of 900MHz narrow-band cordless chip-set. The chip-set includes a D36000 fully-featured telephony and baseband device and an integrated RF device. During 2001, we completed the design of our advanced chip-set for 2.4GHz single hand-set and multi-hand-set for the U.S. market. In the same year, we also developed an integrated CMOS RF device, which was an important step in our development efforts to integrate telephony features, the communications modem and the RF device into an integrated Phone-on-a-Chip.

In 2002, we introduced a complete chip-set for a 2.4GHz single hand-set solution and an advanced 2.4GHz multi-hand-set solution with walkie-talkie and baby monitor capabilities. As the U.S. market transitioned from 900MHz to 2.4GHz, we introduced an optimal and low-cost 2.4GHz multi-hand-set solution to serve the growing requirements for systems with two to three hand-sets. Furthermore, in the second half of 2002, we introduced a baseband device for the 5.8GHz market. During the same period, we started the development of a unique residential cordless/PBX system to support voice and data connectivity, based on Bluetooth protocol. Our universal platform ensures fast time to market and seamless migration to data connectivity and broadband wireless home applications.

The following table presents the main features of the cordless chip-sets that we currently offer:

DSP Group’s IDT Cordless Speech Processors

	900MHz Spread Spectrum	900MHz Narrow- Band	2.4GHz Single Hand-Set	2.4GHz EDCT Multi-Hand- Set
Process Geometry Baseband (Microns)	0.35	0.25	0.25	0.25
RF Process	Bipolar	Bipolar	CMOS	CMOS
Advanced Features:
Digital Answering Machine	No	Yes	Yes	Yes
Full Duplex Speakerphone	No	Yes	Yes	Yes
Caller ID & Call Waiting Caller ID	No	Yes	Yes	Yes
System-On-A-Chip-Included Peripherals:
Line Codec	Yes	Yes	Yes	Yes
Speaker Codec	No	Yes	Yes	Yes
Amplifiers	Yes	Yes	Yes	Yes
Multi-Hand-Set Capability	No	No	No	Yes

Voice over Packet Speech Co-Processors

Our Voice over Packet speech co-processors, including VoIP and VoDSL, were developed for use in conjunction with other microprocessors to transmit Voice over Packet-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, xDSL links, cable networks, other data networks and combined data/voice networks. “Voice over IP” refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

In March 2000, we acquired approximately 73% of VoicePump, Inc., a company which specializes in speech coding and telecom algorithms for Voice over Packet applications developed for voice gateway, customer-oriented equipment manufacturers and broadband network providers. In March 2001, VoicePump became one of our wholly-owned subsidiaries when we exercised our option to acquire the remaining equity.

In 2001, VoicePump launched its first VP100 family of products. This product line is based on TeakLiteDSPCore®, which includes an integrated set of peripherals optimized for VoDSL Integrated Access Device (IAD) and other Voice over Packet applications. VoicePump plans to offer its current and future product lines as low-cost and efficient applications for both VoDSL and VoIP solutions.

The following table sets forth other features of the VoIP speech co-processors that we currently offer:

DSP Group’s Voice over Packet Speech Co-Processors

	CT8022	VP110	VP120	VP140/101
Number of channels supported simultaneously	1	1	2	4
DSP Core	Oak	TeakLite	TeakLite	TeakLite
Process Geometry (Microns)	0.5	0.25	0.25	0.25
ITU-T Standard Speech Coders	G.711, G.723.1, G.729AB TrueSpeech	G.711, G.726, G.723.1, G.729AB	G.711, G.726, G.723.1, G.729AB	G.711, G.726, G.723.1, G.729AB
Analog Front-End Integrated	—	Yes	Yes	Yes
Features:
Internet Telephony	Yes	Yes	Yes	Yes
Line Echo Cancellation	G.165	G.168	G.168	G.168
Caller ID, Detection and Generation	Yes	Yes	Yes	Yes
T.38 Fax Relay	No	Yes	Yes	Yes
Built-in Amplifiers	No	Yes	Yes	Yes

The following is a list of manufacturers and brand names in which our products are incorporated:

Manufacturers and Brands

Manufacturers	Brands
Ascom	Alcatel
CCT Telecom	Belgacom
Cenix	Bell South
JVC	Deutsche Telecom
L.G. Electronics	Doro
Panasonic	France Telecom
Philips	GE
Samsung	Hyundai
Sony	Radio Shack
Uniden	RCI
Southwestern Bell
Swisscom
Telecom Italia

International Sales and Operations

Export sales accounted for 99% of our total revenues in each of the years 2002 and 2001, and 95% in 2000. Although all of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 9 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2002, for a summary of our operations within various geographic areas.

Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors and independent OEM representatives. Our sales and marketing team, working out of our sales offices in Santa Clara, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories worldwide where we do not have sales offices, we solely operate through a network of distributors and independent OEM representatives. A significant portion of our worldwide sales is derived from our Japanese distributor, Tomen Electronics. Sales to Tomen Electronics comprised 81% of our total revenues in 2002, 72% in 2001 and 66% in 2000. In September 2000, we invested approximately $485,000 in the parent company of Tomen Electronics. For more information, see Note 6 to the attached Notes to Consolidated Financial Statements for the year ended December 31, 2002. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales. Moreover, our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

Manufacturing and Design Methodology

All of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors and RF devices from TSMC, Sony and UMC. Under non-exclusive arrangements, these independent foundries normally provide us with either finished, packaged and tested speech processors at variable prices depending on the volume of units purchased or as sorted good wafers or as un-sorted wafers. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us finished products. We test our products at ASE, TSMC and Sony and use ASE and SPIL as subcontractors for dies packaging.

We intend to continue to use independent foundries to manufacture digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. To obtain an adequate supply of finished wafers, we manufacture most of our materials at various alternative production fabs. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields, competitive cost and their allocation of sufficient capacity to us to meet our needs. In addition, foundries in Taiwan produce a significant portion of our wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition and results of operations.

In addition to our speech processors, our IDT speech processor products require an external component in the finished product to provide Analog Random Access Memory circuits (ARAMs) and flash memory, which are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations.

Competition

The markets in which we operate are extremely competitive, and we expect that competition will continue to increase. In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Our future prospects will depend greatly on our ability to successfully develop and introduce new products that are responsive to market demands. We cannot assure you that we will be able to successfully develop or market new products.

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include National Semiconductor, Philips and Infineon.

Similar principal competitive factors affect the Voice over Packet market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the Voice over Packet market include Telogy Network (a Texas Instruments Company), GlobalVirata, AudioCodes, Texas Instruments, Broadcom, Infineon and Oki Electronic.

Also, in addition to our TrueSpeech algorithms, several other digital speech compression technologies exist and are currently being developed that may be promoted by our competitors as industry standards for the computer telephony and personal computer markets.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our IDT processors. We were able to partially offset price reductions which occurred during 2002 through manufacturing cost reductions and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

Research and Development

We believe that the continued timely development and introduction of new products is essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2002, we had a staff of 85 research and development personnel, of which 67 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $19.7 million in 2002, $21.1 million in 2001 and $16.1 million in 2000, on research and development activities.

Licenses, Patents and Trademarks

We have been granted 20 United States patents, one Canadian patent, two Israeli patents and one Taiwanese patent, and have seven patents pending in the United States, two patents pending in Japan, and two patents pending in Israel. We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. While claims involving any material patent or other intellectual property rights have not been brought against us to date, we cannot provide assurance that third parties will not assert claims against us with respect to existing or future products, or that we will not need to assert claims against third parties to protect our proprietary technology. For example, in a lawsuit against Microsoft Corporation, AT&T has asserted that our TrueSpeech algorithm includes certain elements covered by a patent held by AT&T. AT&T has sued Microsoft, one of our TrueSpeech licensees, for infringement. We have not been named in AT&T’s suit against Microsoft. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

We have trademark registrations for the following marks:  TRUESPEECH, FULL DUPLEX SPEAKERPHONE, and TRIPLE RATE CODER. In addition, we have applied for a trademark registration for TOTAL TELEPHONY SOLUTIONS.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis and in a cost-effective manner will be more important in maintaining our competitive position than the protection of our intellectual property. In addition, we believe that because of the rapid pace of technological change in the consumer telephone, computer telephony and personal computer industries, patents and trade secret protection are important but must be supported by other factors, including expanding the knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights, we cannot assure you that these measures will be successful.

Backlog

At December 31, 2002, our backlog was approximately $29.6 million compared with approximately $17.0 million at December 31, 2001. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation by the purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2002, we had 149 employees, including 85 in research and development, 21 in marketing and sales and 43 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that relations with our employees are good.

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

We rely on a primary distributor for significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and OEM representatives. Particularly, revenues from our Japanese distributor, Tomen Electronics, accounted for 81% of our total revenues in 2002 and 72% of our total revenues in 2001. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner will materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win,” it becomes significantly difficult to sell our products. Moreover, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

The continuing worldwide economic slowdown and related uncertainties may adversely impact our revenues and profitability.

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. If these unfavorable economic conditions continue, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industry. In addition, the events of September 11, 2001, subsequent international conflicts and terrorist acts, and the current war with Iraq, can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	changes in demand for our products due to seasonal customer buying patterns and other factors;

•	timing of new product introductions by us or our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	the timing and size of expenses, including expenses to develop new products and product improvements; and

•	mergers and acquisitions by us, our competitors, and existing and potential customers;

•	general economic conditions, including the changing economic conditions in the United States and worldwide.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonality sales to our OEM customers and the market acceptance of end products supplied by our OEM customers. The fourth quarter is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter is usually the strongest quarter for revenues.

Our average selling prices continue to decline which may materially adversely affect our profitability.

Sales of our Integrated Digital Telephony (IDT) products comprised 97% in 2002 and 94% in 2001 of our total revenues. We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and combining other functions. We cannot guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continuing decline in average selling prices of our IDT processors.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Because we depend on independent foundries to manufacture all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business.

All of our integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry capacity to meet our needs in a timely manner. We currently do not have long-term supply arrangements with any of these foundries. Therefore, they are not obligated to perform services or supply products to us for any specific period or in any specific quantities. Our business could also be harmed if one or more of the foundries terminates its relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner.

To meet our increased wafer requirements, we have added additional manufacturing sites to manufacture our processors. However, there may be shortages in worldwide foundry capacity due to increases in semiconductor demand or other factors. In the event of such a shortage, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipments of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. In addition, foundries in Taiwan produce a significant portion of our wafers. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our reputation, business, financial condition, and results of operations.

Because the manufacture of our products is complex, the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires.

The manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the foundries we currently use do not achieve the necessary yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our results of operations.

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

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for 2002. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

Because we have significant operations Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business.

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2002, 112 of our 149 employees were located in Israel, including 67 out of 85 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our future profits may be diminished if the current Israeli tax benefits that we enjoy are reduced or withheld.

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

Our failure, and the failure of our OEM customers, to obtain the necessary complementary components required to produce various products could diminish the sales of our products.

Our IDT speech processor products require an external component in the finished product to provide Analog Random Access Memory circuits (ARAMs) and flash memory which are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations. In addition, some of the raw materials, components and subassemblies included in the end products manufactured by our OEM customers, which also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary components are available for their end products.

We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.

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

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	contractual disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business.

As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T has asserted that our TrueSpeech algorithm includes certain elements covered by a patent held by AT&T. AT&T has sued Microsoft, one of our TrueSpeech licensees, for infringement. If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.

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

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success and ability to compete is in part dependent upon our internally-developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants. In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed. However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others. Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary. Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure you that we will be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Our operating results may fluctuate significantly due to the cyclicality of the semiconductor industry, which could adversely affect the market price of our common stock.

We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the current one. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

Because the markets in which we compete are highly competitive, and many of our competitors have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share.

The markets in which we operate are extremely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our current products would be sufficient to establish and sustain our new products in the market. Any increase in price or competition could result in the erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations.

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include National Semiconductor, Philips and Infineon. Our principal competitors in the Voice over Packet market include Telogy Network (a Texas Instruments Company), GlobalVirata, AudioCodes, Texas Instruments, Broadcom, Infineon and Oki Electronic. Our principal competitors with respect to digital speech compression technologies include AT&T and Motorola.

We cannot be sure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. Our future prospects will depend greatly on our ability to successfully develop and introduce new products that are responsive to market demands. We cannot assure you that we will be able to successfully develop or market new products.

Because our products are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

Our products are complex and may contain errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be significantly harmed. Furthermore, the nature of our products may also delay the detection of any such error or defect. If our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. This could result in the diversion of technical and other resources from our other development efforts. Any actual or perceived problems or delays may also adversely affect our ability to attract or retain customers. Furthermore, the existence of any defects, errors or failures in our products could lead to product liability claims or lawsuits against us or against our customers. We generally provide our customers with a standard warranty for our products, generally lasting one year from the date of purchase. Although we attempt to limit our liability for product defects to product replacements, we may not be successful, and customers may sue us or claim liability for the defective products. A successful product liability claim could result in substantial cost and divert management’s attention and resources, which would have a negative impact on our financial condition and results of operations.

Our executive officers and key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain such qualified personnel.

Our success depends to a significant degree upon the continued contributions of our executive management team, and our technical, marketing, sales customer support and product development personnel. The loss of significant numbers of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees. Because our products are specialized and complex, our success depends upon our ability to attract, train and retain qualified personnel, including qualified technical, marketing and sales personnel.

However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues in both 2002 and 2001, and 95% in 2000. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

Because of changing customer requirements and emerging industry standards, we may not be able to achieve broad market acceptance of our products. Our success is dependent, in part, on our ability to:

•	successfully develop, introduce and market new and enhanced products at competitive prices and in a timely manner in order to meet changing customer needs;

•	convince leading OEMs to select our new and enhanced products for design into their own new products;

•	respond effectively to new technological changes or new product announcements by others;

•	effectively use and offer leading technologies; and

•	maintain close working relationships with our key customers.

We cannot be sure that we will be successful in these pursuits, that the growth in demand will continue or that our products will achieve market acceptance. Our failure to develop and introduce new products that are compatible with industry standards and that satisfy customer requirements, and the failure of our products to achieve broad market acceptance, could have a negative impact on our ability to sell our products and our results of operations.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. We will require us to expend greater research and development resources, and may be required to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our IDT products, this effort may not continue be successful. Also, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

Our certificate of incorporation and bylaws contain anti-takeover provisions that could prevent or discourage a third party from acquiring us.

Our certificate of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our stockholders. We have a staggered board, which means it will generally take two years to change the composition of our board. Our board of directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a stockholder vote. We also have a rights plan in place. It is possible that these provisions may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our stockholders. In addition, these factors may also adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock.

War with Iraq and future attacks may negatively impact all aspects of our operations, revenues, costs and stock price.

The current war with Iraq and recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including future terrorist attacks against United States targets, or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations. We may experience delays or losses in the delivery of wafer supplies to us and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

Our stock price may be volatile so you may not be able to resell your shares of our common stock at or above the price you paid for them.

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results, changes in the general conditions of the highly dynamic industry in which we compete or the national economies in which we do business, and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

Item 2.    PROPERTIES.

Our operations in the United States are located in an approximately 14,345 square foot leased facility in Santa Clara, California. This facility is leased through March 31, 2004. Our operations in Israel are located in approximately 19,645 square feet of leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2003. We also have approximately 3,197 square feet of leased facility in Tokyo, Japan, used for sales and marketing activities. VoicePump operations in the United States are located in approximately 2,055 square feet of leased facilities in Chicago, Illinois. We believe that our existing facilities are adequate to meet our needs for the immediate future.

Item 3.    LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business activities. Also, as is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that our TrueSpeech algorithm includes certain elements covered by a patent held by AT&T. AT&T has sued Microsoft, one of our True Speech licensees, for infringement. We have not been in named in the suit against Microsoft. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001, trades on the NASDAQ National Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ National Market:

Year Ended December 31, 2002	High	Low
First Quarter	$24.99	$19.58
Second Quarter	$23.05	$16.30
Third Quarter	$19.80	$14.92
Fourth Quarter	$18.35	$13.15

Year Ended December 31, 2001	High	Low
First Quarter	$29.63	$14.75
Second Quarter	$23.30	$13.50
Third Quarter	$26.48	$18.30
Fourth Quarter	$24.69	$18.82

As of March 14, 2003, there were approximately 79 holders of record of our common stock, which we believe represents approximately 11,237 beneficial holders. We have not paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held on May 27, 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The results of operations, including revenue, operating expenses, financial income and taxes on income of the DSP cores licensing business for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2002, 2001, 2000, 1999, 1998 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only the continued operations. The consolidated financial statements for the fiscal years ended December 31, 2002, 2001 and 2000 have been audited by Kost Forer & Gabbay, a member of Ernst & Young Global. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(U.S. dollars in thousands, except per share amount)
Statements of Operations Data:
Revenues	$125,158	$89,430	$86,603	$58,232	$50,606
Cost of revenues	74,412	53,122	48,498	32,999	29,148

Gross profit	50,746	36,308	38,105	25,233	21,458
Operating expenses
Research and development	19,745	21,066	16,077	12,174	6,777
General, administrative, sales and marketing	15,793	14,075	14,148	10,343	6,697
Nonrecurring expenses	865	—	14,154	—	—

Total operating expenses	36,403	35,141	44,379	22,517	13,474

Operating income (loss)	14,343	1,167	(6,274)	2,716	7,984
Financial and other income
Interest income, net	9,452	12,522	12,999	5,524	3,447
Other income	—	278	60,764	61,406	1,211

Income after financial and other income	23,795	13,967	67,489	69,646	12,642
Impairment of available-for-sale marketable securities	(10,229)	—	—	—	—

Income before taxes on income	13,566	13,967	67,489	69,646	12,642

Taxes on income	894	2,406	26,927	24,193	4,445

Income from continuing operations	$12,672	$11,561	$40,562	$45,453	$8,197
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	27,070	26,641	26,616	23,468	19,536
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	28,041	27,606	28,669	25,442	20,032
Basic net earnings per share	$0.47	$0.43	$1.52	$1.94	$0.42
Diluted net earnings per share	$0.45	$0.42	$1.41	$1.79	$0.41
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$235,982	$249,791	$223,201	$161,371	$66,989
Working capital	$76,556	$109,677	$143,203	$125,192	$13,538
Total assets	$280,072	$312,379	$282,807	$206,179	$85,791
Total stockholders’ equity	$247,718	$278,977	$246,165	$183,957	$75,695

	Year Ended December 31,
Fiscal Years by Quarter:	2002				2001
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$28,128	$44,005	$31,899	$21,126	$24,744	$27,143	$19,338	$18,206
Gross profit	$11,915	$17,572	$12,745	$8,514	$10,079	$9,843	$7,922	$8,465
Net Income (loss)	$3,626	$7,791	$(918)	$2,175	$2,970	$3,694	$1,685	$3,227
Net earnings (loss) per share—Basic	$0.13	$0.29	$(0.03)	$0.08	$0.11	$0.14	$0.06	$0.12
Net earnings (loss) per share—Diluted	$0.13	$0.29	$(0.03)	$0.08	$0.11	$0.14	$0.06	$0.12

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The financial section of this Annual Report consists of the following management’s discussion of our financial condition and results of operations, and the accompanying consolidated financial statements for the year ended December 31, 2002 and the related notes. The management’s discussion section is designed to provide you with a narrative about our financial results. Our consolidated financial statements include an overview of our income and cash flow performance and financial position. Explanatory notes follow the consolidated financial statements. Among other things, the notes to our financial statements contain our accounting policies, detailed information on balances within the financial statements and certain contingencies and commitments. We follow United States Generally Accepted Accounting Principles. We have one reporting segment after the separation of our DSP core licensing business.

Due to various applicable reporting and disclosure rules, a reader may be somewhat overwhelmed by the length and detail required for a discussion of our financial condition and results of operations. Therefore, the following overview is designed to provide you with some perspective regarding the information contained in this financial section, as well as a better understanding of the key drivers and concerns of our business.

Our business model is relatively straightforward. We are a fabless semiconductor company. We develop, design, market and sell chip-sets that incorporate technologies such as DSP processors, communications technologies, highly advanced RF devices and in-house developed VoIP hardware and software technologies, to residential telephone equipment manufacturers.

As discussed earlier in the introduction to the business section of this Annual Report, in November 2002, we transferred our DSP cores licensing business to Ceva which thereafter combined with Parthus and the combined company was renamed ParthusCeva. The assets contributed to Ceva included $40 million in cash and prepaid transaction expenses related to the Separation and Combination that exceeded $2 million, as well as fixed assets and other tangible assets related to the DSP cores licensing business. This transfer of cash and assets is reflected in our financial statements as “dividend-in-kind” and was charged to our retained earnings in the amount of $48,428,000.

In anticipation of the consummation of the Separation, as of June 30, 2002, we began to report the operating results of our DSP cores licensing business as discontinued operations. The results of operations, including revenue, operating expenses, financial income and taxes on income of the DSP cores licensing business for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2002, 2001, 2000, 1999, 1998 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only the continued operations. Prior to the Separation, we also generated revenues from software licensing, royalties and maintenance and support fees. After the Separation, we are a more focused fabless semiconductor business concentrating on product sales.

During the last five years, from 1998 to 2002, our fabless semiconductor business model has produced $410 million of revenues and $118 million of net income from continuing operations, excluding revenues from the DSP cores licensing business. We also achieved an increase of $170 million in our cash, cash equivalents and marketable securities after the distribution of $40 million in cash to Ceva and other related payments in connection with the Separation.

During recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business over the previous years is our ability to combine and integrate our expertise in DSP core technology with proprietary advanced RF devices and communications technologies and speech-processing algorithms. The integration and expansion of various capabilities, features and technologies allow us to better penetrate the residential wireless telephony markets and to take advantage of the three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies incorporated within the telephony products, and (3) the market acceptance of and change of bandwidth for the telephony products from 900MHz to 2.4GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality, as well as, the ability in the future to integrate voice and data in the same device.

In 2002, the increase in our revenues was primarily a result of strong demand from our OEM customers, especially in Japan, for our 2.4GHz single- and multi-hand-set chip-sets. Our ability to offer a more integrated product, together with the growth of wireless residential markets, contributed to our significant growth. Products which we are developing in 2003 are the DECT (1.9GHz) chip-set for the European market, and a Bluetooth chip-set and a 5.8GHz chip-set for the U.S. market.

During 2002, we were able to offset the continued decline in average selling prices of our integrated circuits for the cordless telephony products by decreasing our manufacturing costs, partially due to technological improvements. Due to an increase in revenues and close monitoring of our expenses, we significantly increased our operating income as a percentage of total revenues from 1% in 2001 to 11% in 2002. Operating expenses as a percentage of total revenues decreased from 39% in 2001 to 29% in 2002.

However, our ability to continue the growth we experienced during the previous years depends significantly on market acceptance of our new products, as well as our ability to deliver state-of-the-art technologies in a cost-effective and timely manner. We are also very dependent on the ability of our OEM customers to penetrate the consumer markets with their end products that integrate our technologies. Further, we are dependent on our ability to continue to monitor and control costs and improve operating yields in order to offset future declines in average selling prices. We cannot assure you that our business will grow at the previous pace, if at all. You should not rely upon our past operating results as an indication of future performance.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, allowance for doubtful accounts, inventory valuation, impairment of goodwill other than a temporary decline in the value of marketable securities, and contingencies to be critical policies due to the estimation processes involved in each.

Use of Estimates.    The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, right of return and price protection provision, which impact revenue;

•	the valuation of exposures associated with the contract manufacturing operations, which impacts the cost of goods sold and gross margins;

•	the valuation of goodwill, which may result in impairment, which impacts operating expenses; and

•	the valuation of deferred taxes.

We have other equally important accounting policies and practices which may not require us to make significant estimates or assumption. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

Our management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We recognize product revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and 101B, and Statement of Financial Accounting Standards, or SFAS, No. 48 “Revenue Recognition When Right of Return Exists.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the right of return, price protection and collectibility. The determination of right of return and price protection provisions is based on management’s analysis of objective evidence from comparable historical sales to our customers. Should there be changes to management’s judgments, revenue recognized for any reporting period could be adversely affected.

•	Allowance for Doubtful Accounts. We evaluate our trade receivables based upon a combination of factors. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to an amount we reasonably believe is collectible. For all other customers, we recognize general reserves for bad debts. If circumstances change, including higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount. Issues relating to collectibility have historically been insignificant.

•	Inventory Valuation. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for the revenue forecast, which is also consistent with our short-term manufacturing plan. Inventory reserves are also provided to cover risks arising from slow moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets which will result in additional income tax expense, recorded in our consolidated statements of operations.

•

Other-Than-Temporary Declines in the Market Value of Marketable Securities.    We record an investment impairment charge when management determines an investment has experienced a decline in value that is other-than-temporary. To make this determination, management reviews the carrying value of our marketable securities at the end of each reporting period to determine if any investments are impaired. Other-than-temporary impairments are recognized in operations if the market value of the investment is below its current carrying value for an extended period, which Staff Accounting Bulletin No. 59 “Accounting for Noncurrent Marketable Equity Securities” (SAB 59) generally defines as six months. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future.

•	Acquired Goodwill. Commencing January 1, 2002, we test goodwill for possible impairment on an annual basis and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Circumstances that could trigger an interval impairment test include, but are not limited to:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; or

•	changes in the ratio of our market capitalization to net book value.

Such impairment loss is measured by comparing the recoverable amount of an asset with its carrying value. The determination of the value of goodwill requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

•	Contingencies. We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Our future operating results will be dependent upon a variety of factors. In evaluating our business, you should carefully consider the information set forth in the section captioned “Risk Factors” and other sections of this Annual Report on Form 10-K.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, taxes on income, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Results of Operations:

Despite facing the challenging, volatile and uncertain global business environment and contraction in the semiconductor industry, during 2002, we significantly increased our revenues and net income from our fabless semiconductor business (excluding the discontinued operations of our DSP cores licensing business). In 2002, we demonstrated year-over-year growth of 40% in revenues. Our gross profit and operating income increased by 40% and 1129%, respectively, compared to 2001.

Total Revenues.    Our total revenues from continuing operations were $125.2 million in 2002, $89.1 million in 2001 and $86.6 million in 2000. This represents an increase in revenues of 40% in 2002 as compared to revenues in 2001, and an increase of 6% in revenues in 2001 as compared to those in 2000. Our revenues for the year 2002 increased primarily as a result of strong demand for our new 2.4GHz single hand-set and 2.4GHz multi-hand-set products. The increase in revenues in 2001 as compared to 2000 was primarily the result of strong demand for our 900MHz narrow-band chip-set. As we are a fabless semiconductor company selling our products to OEM customers that operate in the consumer market, our revenues are affected by seasonality sales to these customers. The fourth quarter is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter is usually the strongest quarter for revenues, as we supply components to our OEM customers for integration into their end products. This trend can be observed from reviewing our quarterly information and results of operations.

We also generate revenues from the licensing of our TrueSpeech algorithms. However, license fees and per unit royalties from TrueSpeech licensees have not been significant to date, and we do not expect them to increase significantly in the future.

Export sales consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues in both 2002 and 2001, and 95% in 2000. The increase in export sales in 2002 and 2001 as compared to 2000 was primarily due to higher sales to the Japanese market. All export sales are denominated in U.S. dollars.

Significant Customers.    Revenues from one distributor, Tomen Electronics, accounted for 81% of our total revenues in 2002 as compared to 72% in 2001 and 66% in 2000. The increase in 2002 as compared to 2001 was primarily due to a greater volume of sales in Japan. The Japanese market and the OEMs that operate in that market are among the largest suppliers with significant market share in the U.S. market for residential wireless products. The loss of Tomen Electronics or one or more of our other major distributors or customers, or the loss by Tomen Electronics of one of its major customers, could materially harm our business, financial condition and results of operations.

Gross Profit.    Gross profit as a percentage of product sales was 40% in each of 2002 and 2001, and 44% in 2000. In 2002, we managed to offset the continued decline in average selling prices of our products with a reduction in manufacturing costs, due to technological improvements and continuing improvements in our yield percentages, especially in our RF products. Maintaining our gross margins in 2002 as compared to 2001 was also attributed to the introduction of our new 2.4GHz product lines which have higher pricing and higher margins, as well as the integration of more semiconductor content in a single system. However, we cannot guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors.

Research and Development Expenses.    Research and development expenses decreased to $19.7 million in 2002 from $21.0 million in 2001, and were $16.0 million in 2000. The decrease was primarily attributed to the decrease in expenses related to VoIP projects, as well as the devaluation of the New Israeli Shekel (NIS) compared to the U.S. dollar. A significant portion of our research and development team is located and employed in our Israeli development center. As a result, we experienced a decrease in engineers’ payroll expenses denominated in NIS of our research and development employees employed by our Israeli subsidiary, partially offset by greater use of subcontractors and semiconductor mask work expenses incurred in connection with the introduction of new products. The increase in research and development expenses in 2001 as compared to 2000 was primarily due to the hiring of additional engineers associated with our VoIP and RF 2.4GHz CMOS design projects. Research and development expenses as a percentage of total revenues were 16% in 2002, 24% in 2001 and 19% in 2000. The decrease in percentage in 2002 as compared to 2001 resulted mainly from higher level of revenues in 2002. The increase in 2001 as compared to 2000 was primarily due to hiring additional engineers associated with our VoIP and RF projects. Research and development expenses consist mainly of payroll to employees involved in research and development activities, tape-out and mask work, subcontracting and engineering, depreciation and maintenance fees relating to equipment and software tools involved with the development work and associated facilities expenses.

Sales and Marketing Expenses.    Our sales and marketing expenses were $10.7 million in 2002, $9.2 million in 2001 and $10.4 million in 2000. The increase in 2002 as compared to 2001 was primarily attributed to payment of higher sales commissions due to higher revenues. The higher sales commissions were partially offset by lower payroll expenses denominated in NIS for our sales and marketing employees employed by our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar. The slight decrease in expenses in 2001 as compared to 2000 was primarily attributed to lower sales commissions due to different commission rates applied to the change in product mix sold in 2001. Sales and marketing expenses as a percentage of total revenues were 9% in 2002, 10% in 2001 and 12% in 2000. Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and associated facilities expenses.

General and Administrative Expenses.    Our general and administrative expenses increased slightly to $5.0 million in 2002 from $4.9 million in 2001 and $3.7 million in 2000. The increase in general and administrative expenses in 2002 was mainly due to higher level of bonus payments to our employees which was partially offset by lower expenses. These lower expenses were due to the cessation of amortization of goodwill associated with the acquisition of VoicePump, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which was adopted in January 1, 2002. General and administrative expenses increased in 2001 from 2000 mainly due to additional personnel expenses as well as amortization of goodwill related to the acquisition of VoicePump. General and administrative expenses as a percentage of total revenues were 4% in 2002, 5% in 2001 and 4% in 2000. General and administrative expenses consist mainly of payroll for management and administrative employees, investor relations expenses, accounting and legal costs, as well as associated facilities expenses.

Unusual Items.    In the first quarter of 2002, we recorded two non-recurring expense items amounting to approximately $865,000 in the aggregate. An expense of approximately $767,000 was recorded with respect to the aborted initial public offering of our DSP cores licensing business. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded to reflect the write-off of all of our investment in Messagebay, Inc., a private company that develops both turnkey and customized software. In the first quarter of 2000, we recorded two non-recurring expense items amounting to approximately $14.2 million in the aggregate. A write-off of $11.9 million was recorded in respect of the acquired in-process research and development recorded in connection with the acquisition of approximately 73% of the outstanding shares of VoicePump. An expense of $2.3 million was recorded in order to reflect the accelerated amortization of acquired assets and intangibles related to the 1999 acquisition of 900MHz RF and baseband technology from Applied Micro Devices, Inc. We did not record any unusual items in 2001.

Interest and Other Income (Expense).    Interest and other income, net, decreased to income of $9.5 million in 2002 from income of $12.5 in 2001 and $13.0 million in 2000. The decrease in interest and other income net of interest expense in 2002 as compared to 2001 and in 2001 as compared to 2000, was a result of overall lower market interest rates in 2002 and 2001, partially offset by higher levels of cash, cash equivalents, marketable securities and short term bank deposits in 2002 and 2001.

Equity in Earnings of Affiliate.    Since April 1, 2001, we no longer maintained significant influence over the operating and financial policies of AudioCodes, Ltd. and thus stopped accounting for this investment under the equity method of accounting. Our equity in the net income of AudioCodes was $105,000 in 2001 (all of which was recorded in the first quarter of 2001) and $2,644,000 in 2000.

Minority Interest in Losses of Subsidiary.    We included in our consolidated statements of income for 2001, an amount of $173,000 for our minority interest in VoicePump’s losses (all of which was recorded in the first quarter of 2001). In 2000, our minority interest in VoicePump’s losses was $627,000.

Impairment of Available-for-Sale Marketable Securities.    During the second quarter of 2002, our management’s evaluation indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary. Therefore, in accordance with SFAS No. 115, we realized a loss on our investment in AudioCodes in the amount of $9.8 million, which was recorded as “impairment of available-for-sale marketable securities” in our unaudited consolidated statements of income for the six months ended June 30, 2002 and included as such in the consolidated statements of income for the year ended December 31, 2002. Impairment of available-for-sale marketable securities also included the decline in value of our investment in the equity securities of Tower Semiconductors Ltd. and Tomen Corporation, which were assessed to be other than temporary, amounting to $212,000 and $203,000, respectively (both recorded in the fourth quarter of 2002).

Provision for Income Taxes.    Our tax provision for 2002 and 2001 was $4.4 million and $2.4 million, respectively. In addition, we recorded a tax benefit which decreased our tax liability related to our investment in AudioCodes in the second quarter of 2002 in the amount of $3.5 million due to the impairment of such investment. Thus, the provision for income taxes presented in the financial statements amounted to $894,000 in 2002. In 2002 and 2001, we benefited for federal tax purposes from foreign tax holiday and tax exempt income in Israel.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to five separate investment plans. Approved Enterprise status allows for a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting 2005 through to 2012.

In 2002, in connection with the Separation, DSP Group Ltd., our wholly-owned Israeli subsidiary, obtained a tax ruling from the Israeli tax authorities for the tax-exempt split plan pursuant to Section 105A(a) of the Israeli Income Tax Ordinance (“Section 105”). Under Section 105 and pursuant to the ruling, the majority of the assets that remain in DSP Group Ltd. after the Separation cannot be sold for a two-year period and is subject to other requirements as determined by law. As part of the Separation, certain benefits of the approved plans were assigned from DSP Group Ltd. to ParthusCeva Ltd., a wholly-owned Israeli subsidiary of ParthusCeva, Inc., as determined by the Israeli tax authorities, based on the volume of revenues of DSP Group Ltd. and its DSP cores licensing division in prior years.

Discontinued Operations.    On April 4, 2002, we entered into a combination agreement with Ceva, Inc., our then wholly-owned subsidiary and Parthus Technologies plc pursuant to which we agreed to affect a combination of Ceva with Parthus. On November 1, 2002, we contributed our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva and distributed all of the Ceva common stock we held to our stockholders. Immediately afterwards, Parthus was acquired by Ceva in exchange for the issuance of additional shares of Ceva common stock. The new combined company was renamed ParthusCeva, Inc.

In anticipation of the consummation of these transactions, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as discontinued operations. Our financial statements for the years ended December 31, 2002, 2001 and 2000 are presented to reflect the operations of Ceva as discontinued operations.

Our financial statements for previous years included the DSP cores licensing business that was transferred to ParthusCeva. The assets, liabilities, results of operations and cash flows of the DSP cores licensing business were carved out from our financial statements and are presented as discontinued operations.

The consolidated financial statements have been carved out using the historical basis of the assets and liabilities and historical results of operations related to the DSP cores licensing business.

Additionally, the discontinued operations for previous years include allocations of certain of our corporate headquarters assets, liabilities and expenses relating to the DSP cores licensing business.

The net income from discontinued operations include the costs directly attributable to the DSP cores licensing business, including charges for shared facilities, functions and services used by the DSP cores licensing business. Such costs include research and development costs, sales, and general and administrative expenses. Such allocations and charges are based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

Our statements of income for 2002 include the results of operations of Ceva from the beginning of the year until the date of the Separation—November 1, 2002.

Net income derived from our DSP cores licensing business was $2.1 million for the 10 months ended October 30, 2002, as compared to $10.3 million and $9.3 million for the years ended December 31, 2001 and 2000, respectively. The decrease in 2002 as compared to 2001 and 2000 was primarily due to a decrease in total revenues for the DSP cores licensing business. Our total revenues for the DSP cores licensing business were $14.1 million for the 10 months period of 2002, as compared to $25.2 million and $22.9 million for the years 2001 and 2000, respectively. The decrease in 2002 as compared to 2001 was primarily due to (i) lower licensing revenues for the DSP cores licensing business, (ii) lower per-unit royalties from some of the license agreements for the DSP cores licensing business primarily due to volume pricing, and (iii) lower technical support and other revenues primarily attributed to the provision of fewer technical support and related services for the DSP cores licensing business primarily as a result of the slowdown in the global wireless and cellular markets.

In the first ten months of 2002, the DSP core licensing business witnessed a challenging environment in the telecommunications and semiconductors industries, resulting in longer sales cycles and delays in purchases by potential customers of products incorporating our DSP cores technologies.

Our results of operations for the year ended December 31, 2002 include an amount of $393,000 related to the disposal of assets and liabilities, net, of our licensing business after the Separation.

Liquidity and Capital Resources

Operating Activities.    During 2002, we generated $34.3 million of cash and cash equivalents from our operating activities, as compared to $26.4 million during 2001 and $8.4 million in 2000. The increase in cash provided by our operations during 2002 as compared to 2001 was primarily due to higher volume of revenues and increase in gross margins which resulted in a significant increase in our gross profit which was slightly offset by an increase in our operating expenses. The combination of these factors resulted in an increase in operating income in 2002. In addition, the increase in cash from operating activities resulted from an increase in income taxes payable as well as from an increase in accrued expenses and other accounts payable. This increase in 2002 was partially offset by an increase in inventory as well as a decrease in accrued compensation and benefits in 2002 in comparison to 2001. The significant increase in cash from operating activities from 2000 to 2001 was mainly due to the non-cash effects of the capital gains attributed to the sale of AudioCodes stock, an increase in deferred income tax, net, and a decrease in our trade receivables. The significant increase in 2001 of cash and cash equivalents from operations was partially offset by a decrease in amortization of in-process research and development costs related to the VoicePump acquisition, as well as a decrease in trade payables, income tax payable, accrued expenses and other accounts payable. Our inventory increased to $6.9 million as of December 31, 2002 from $2.0 million as of December 31, 2001. The increase in inventory was primarily attributed to our higher levels of sales and production during 2002, as well as from changing our manufacturing procedures from a “turn-key solution” to “work in progress” utilizing subcontractors to test, assemble and pack the integrated circuits.

Investing activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. In 2002, we purchased $144.3 million of investments classified as held-to-maturity marketable securities, as compared to $194.0 million in 2001 and $155.0 million in 2000. In addition, $156.5 million of our investments in marketable securities matured in 2002 as compared to $162.9 million in 2001 and $120.0 million in 2000.

Our capital equipment purchases amounted to $1.9 million in 2002, $3.0 million in 2001 and $2.7 million in 2000 and were mainly for computer hardware and software used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, and furniture and fixtures.

In addition, in January 2002, we invested $2.0 million in 333,000 ordinary shares of an independent wafer manufacturer company, Tower Semiconductor Ltd., and in June 2002, we sold 250,000 of Tower Semiconductor’s ordinary shares for approximately $1.5 million. The investment was recorded as available-for-sale marketable securities in accordance with SFAS No. 115 and was recorded in our consolidated balance sheets under “other assets.”

Our cash contributed to Ceva, presented as discontinued operations, for 2002 was $6.5 million, as compared to $2.3 million for 2001. The increase in cash contributed to discontinued operations for 2002 was mainly due to an increase in prepaid accounting and legal expenses incurred in relation to consummating the transfer of our DSP cores licensing business to Ceva and its subsequent combination with Parthus.

Financing Activities.    During 2002, we received $3.9 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $4.8 million during 2001 and $15.6 million during 2000. As part of the Separation, we transferred to Ceva $40 million in cash and paid $754,000 in cash to the Israeli tax authorities, these amounts were recorded as a dividend in our statements of cash flows as part of our financing activities.

Stock Repurchase Program.    Our board of directors has authorized the company to repurchase up to a maximum of 4,000,000 shares of our common stock from time to time on the open market or in privately negotiated transactions. During the year 2001, we repurchased 40,000 shares of our common stock at an average price of $20.30 per share, for an aggregated purchase price of $0.8 million. In 2002, we did not repurchase any shares of our common stock. In February 2003, we repurchased 26,000 shares of our common stock at an average price of $14.96 per share, for an aggregate purchase price of approximately $400,000.

At December 31, 2002, our principal source of liquidity consisted of cash and cash equivalents totaling $39.9 million and held-to-maturity marketable securities totaling $196.1 million. Our working capital at December 31, 2002 was $76.6 million.

We believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements through at least the next 12 months. A decrease in our sales would likely affect our working capital balance. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. There can be no assurance that we will consummate any such transactions. See “Risk Factors—We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Interest Rate Risk.    It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on a held-to-maturity basis.

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2003. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during the year, we instituted a foreign currency cash flow hedging program.

These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2002.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[LOGO OF ERNST & YOUNG]	• Kost Forer & Gabbay	• Phone: 972-3-6232525
	3 Aminadav St.	Fax: 972-3-5622555
Tel-Aviv 67067, Israel

REPORT OF INDEPENDENT AUDITORS

To The Stockholders of

DSP Group, Inc.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Group, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material reports the information set forth therein.

KOST FORER & GABBAY

A Member of Ernst & Young Global

Tel-Aviv, Israel

January 17, 2003

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,919	$39,146
Marketable securities	45,371	70,893
Trade receivables, less allowance for returns of $123 in 2002 and 2001 and for doubtful accounts of $339 in 2002 and $418 in 2001	4,873	6,315
Deferred income taxes	1,685	2,098
Other accounts receivable and prepaid expenses	1,352	1,547
Inventories	6,916	2,048
Assets of discontinued operations	4,737	12,197

Total current assets	104,853	134,244

PROPERTY AND EQUIPMENT, NET	4,690	5,390

LONG-TERM ASSETS:
Long-term marketable securities	150,692	139,752
Investments in equity securities of traded and other companies	12,031	25,536
Long-term prepaid expenses and lease deposits	386	425
Severance pay fund	1,616	1,228
Goodwill	5,804	5,804

Total long-term assets	170,529	172,745

Total assets	$280,072	$312,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$6,745	$5,123
Accrued compensation and benefits	4,556	4,027
Income taxes payable	7,328	1,805
Accrued expenses and other accounts payable	9,668	5,760
Liabilities of discontinued operations	—	7,852

Total current liabilities	28,297	24,567

LONG-TERM LIABILITIES:
Accrued severance pay	1,686	1,294
Deferred income taxes	2,371	7,541

Total long-term liabilities	4,057	8,835

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value:
Authorized shares—5,000,000 as of December 31, 2002 and 2001; Issued and outstanding shares—none as of December 31, 2002 and 2001	—	—
Common Stock, $0.001 par value:
Authorized shares—50,000,000 as of December 31, 2002 and 2001; Issued and outstanding shares—27,247,947 as of December 31, 2002 and 26,873,717 as of December 31, 2001	27	27
Additional paid-in capital	156,443	155,969
Treasury stock	—	(8,623)
Accumulated other comprehensive income	476	2,652
Retained earnings	90,772	128,952

Total stockholders’ equity	247,718	278,977

Total liabilities and stockholders’ equity	$280,072	$312,379

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except per share data

	Year ended December 31,
	2002	2001	2000
Revenues	$125,158	$89,430	$86,603
Costs of revenues	74,412	53,122	48,498

Gross profit	50,746	36,308	38,105

Operating expenses:
Research and development	19,745	21,066	16,077
Sales and marketing	10,745	9,168	10,443
General and administrative	5,048	4,907	3,705
Impairment of tangible and intangible assets	—	—	2,285
In-process research and development write-off	—	—	11,869
Aborted spin-off expenses and other	865	—	—

Total operating expenses	36,403	35,141	44,379

Operating income (loss)	14,343	1,167	(6,274)

Financial and other income (expense):
Interest and other income, net	9,452	12,522	12,999
Equity in earnings of affiliate	—	105	2,644
Minority interest in losses of subsidiary	—	173	627
Loss from issuance of subsidiary’s stock	—	—	(100)
Capital gains from realization of investment	—	—	57,593

Income after financial and other income	23,795	13,967	67,489
Impairment of available-for-sale marketable securities	(10,229)	—	—

Income before taxes on income	13,566	13,967	67,489
Taxes on income	894	2,406	26,927

Net income from continuing operations	12,672	11,561	40,562
Net income from discontinued operations of Ceva (net of applicable income taxes of $813, $3,255 and $3,438)	2,470	10,355	9,273

Net income	$15,142	$21,916	$49,835

Net earnings per share from continuing operations:
Basic	$0.47	$0.43	$1.52

Diluted	$0.45	$0.42	$1.41

Net earnings per share from discontinued operations:
Basic	$0.09	$0.39	$0.35

Diluted	$0.09	$0.37	$0.33

Net earnings per share (combined):
Basic	$0.56	$0.82	$1.87

Diluted	$0.54	$0.79	$1.74

The accompanying notes are an integral part of the consolidated financial statements

DSP GROUP, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, except per share data

	Number of common stock	Stock amount		Additional paid-in capital	Treasury stock	Other accumulated comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at January 1, 2000	12,671	$12		$119,163	$—	$—	$64,782		$183,957
Purchase of treasury stock	(850)	(1)		—	(20,512)	—	—		(20,513)
Issuance of Common Stock upon acquisition of VoicePump	261	1		14,897	—	—	—		14,898
Issuance of Common Stock upon exercise of stock options by employees	1,032	1		14,660	—	—	—		14,661
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan by employees	41	—	*	651	—	—	—		651
Issuance of treasury stock upon exercise of stock options by employees	24	1		—	572	—	(326)		247
Tax benefit related to exercise of stock options	—	—		2,429	—	—	—		2,429
Stock split effected as a stock dividend (100%)	13,069	13		(13)	—	—	—		—
Net income	—	—		—	—	—	49,835	$49,835	49,835

Total comprehensive income								$49,835

Balance at December 31, 2000	26,248	27		151,787	(19,940)	—	114,291		246,165
Purchase of treasury stock	(40)	—	*	—	(811)	—	—		(811)
Issuance of Common Stock upon acquisition of VoicePump	161	—	*	3,651	—	—	—		3,651
Issuance of treasury stock upon exercise of stock options by employees	451	—	*	—	10,841	—	(6,752)		4,089
Issuance of treasury stock upon purchase of Common Stock under employee stock purchase plan by employees	53	—	*	—	1,287	—	(503)		784
Tax benefit related to exercise of stock options	—	—		531	—	—	—		531
Total comprehensive income:
Net income	—	—		—	—	—	21,916	$21,916	21,916
Unrealized gains on available-for-sale marketable securities, net	—	—		—	—	2,683	—	2,683	2,683
Unrealized loss from hedging activities	—	—		—	—	(31)	—	(31)	(31)

Total comprehensive income								$24,568

Balance at December 31, 2001	26,873	27		155,969	(8,623)	2,652	128,952		278,977
Dividend to the stockholders as a result of the separation of Ceva	—	—		—	—	—	(48,428)		(48,428)
Issuance of treasury stock upon exercise of stock options by employees	314	—	*	—	7,463	—	(4,566)		2,897
Issuance of treasury stock upon purchase of Common Stock under employee stock purchase plan by employees	49	—	*	—	1,160	—	(328)		832
Issuance of Common Stock upon exercise of stock options by employees	12	—	*	150	—	—	—		150
Tax benefit related to exercise of stock options	—	—		324	—	—	—		324
Total comprehensive income:
Net income	—	—		—	—	—	15,142	$15,142	15,142
Unrealized gains on available-for-sale marketable securities, net	—	—		—	—	(2,207)	—	(2,207)	(2,207)
Realized loss from hedging activities	—	—		—	—	31	—	31	31

Total comprehensive income								$12,966

Balance at December 31, 2002	27,248	$27		$156,443	$—	$476	$90,772		$247,718

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net income	$15,142	$21,916	$49,835

Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	2,589	2,536	2,225
In-process research and development write-off	—	—	11,869
Increase (decrease) in deferred income taxes, net	(3,048)	2,459	(1,375)
Net gain on sale of property and equipment	—	(12)	—
Capital gain on realization of investment	(3)	—	(57,593)
Impairment of tangible and intangible assets	98	—	2,285
Amortization of goodwill	—	964	479
Accrued interest and amortization of premium (accretion) on held-to-maturity marketable securities	2,377	(1,389)	(2,617)
Equity in earnings of affiliate	—	(105)	(2,644)
Minority interest in losses of subsidiary	—	(173)	(627)
Impairment of available-for-sale marketable securities	10,229	—	—
Tax benefit related to exercise of stock options	324	531	2,429
Decrease (increase) in trade receivables	1,442	4,042	(4,555)
Decrease (increase) in other accounts receivable and prepaid expenses	546	(388)	153
Decrease (increase) in inventories	(4,868)	763	454
Decrease (increase) in long-term prepaid expenses and lease deposits	58	(107)	(180)
Increase (decrease) in trade payables	1,412	(2,506)	1,949
Increase (decrease) in accrued compensation and benefits	(426)	479	476
Increase (decrease) in income taxes payable	4,470	(940)	984
Increase (decrease) in accrued expenses and other accounts payable	3,940	(1,690)	4,874
Increase (decrease) in accrued severance pay, net	(7)	68	(30)

Net cash provided by operating activities	34,275	26,448	8,391

The accompanying notes are an integral part of the consolidated financial statements

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2002	2001	2000
Cash flows from investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(144,269)	(194,020)	(154,992)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	156,474	162,930	120,038
Purchases of property and equipment	(1,924)	(3,033)	(2,707)
Proceeds from sale of property and equipment	53	49	57
Proceeds from realization of investment	—	—	63,023
Proceeds from realization of available-for-sale marketable securities	1,504	—	—
Investment in AudioCodes shares	—	—	(5,353)
Purchase of available-for-sale marketable securities	(2,000)	—	—
Cash acquired in acquisition of consolidated subsidiary(a)	—	—	106
Cash received from (contributed to) discontinued operations	(6,463)	(2,325)	536

Net cash provided by (used in) investing activities	3,375	(36,399)	20,708

Cash flows from financing activities:
Issuance of Common Stock and treasury stock upon exercise of stock options and upon purchase of Common Stock under employee stock purchase plan by employees	3,877	4,873	15,559
Issuance of shares to minority stockholders in consolidated subsidiary	—	—	112
Purchase of treasury stock	—	(811)	(20,513)
Dividend related to the separation of Ceva	(40,754)	—	—

Net cash provided by (used in) financing activities	(36,877)	4,062	(4,842)

Increase (decrease) in cash and cash equivalents	773	(5,889)	24,257
Cash and cash equivalents at the beginning of the year	39,146	45,035	20,778

Cash and cash equivalents at the end of the year	$39,919	$39,146	$45,035

(a) Cash acquired in acquisition of VoicePump, Inc.:
Estimated fair value of assets acquired and liabilities assumed of the subsidiary at the date of acquisition:
Working capital (excluding cash and cash equivalents)	$—	$—	$(127)
Property and equipment	—	—	(17)
Minority interest in subsidiary	—	(737)	91
In-process research and development	—	—	(10,907)
Goodwill	—	(2,914)	(3,832)
Less issuance of Common Stock	—	3,651	14,898

	$—	$—	$106

(b) Non-cash transactions:
Non-cash contribution of prepaid offering expenses, property, equipment and inventory, net of assumed liabilities	$7,674	$—	$—

(c) Supplemental disclosures of cash flows activities:
Cash paid during the period for:
Taxes on income	$2,462	$3,806	$26,035

The accompanying notes are an integral part of the consolidated financial statements

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    GENERAL

DSP Group, Inc., a company incorporated in the United States (the “Company”), and its subsidiaries are a fabless semiconductor company that is a leader in the short-range residential wireless market. It develops various devices with advanced radio frequency (RF) CMOS and communications technologies and speech-processing algorithms, including digital 900MHz, 2.4GHz, digital enhanced cordless telecommunication (DECT) and 5.8GHz. These devices are integrated in voice and data communications in residential, small office/home office, medium-sized enterprises, and automotive applications. The Company also develops and markets embedded, integrated silicon/software solution for Digital Voice Recorder, Hands Free Car Kit, Voice over Digital Subscriber Line (VoDSL) and Voice-over-Internet-Protocol (VoIP) applications, and other Voice over Packet applications for Integrated Access Device and Internet Protocol telephony markets.

The Company has four wholly-owned subsidiaries: DSP Group Ltd. (“DSP Group Israel”), an Israeli corporation primarily engaged in research and development, marketing and sales, technical support and certain general and administrative functions; RF Integrated Systems, Inc. (“RF US”), a USA corporation primarily engaged in research and development of RF technology for wireless products; Nihon DSP K.K. (“DSP Japan”), a Japanese corporation primarily engaged in marketing and technical support activities; and VoicePump, Inc. (“VoicePump”), a USA corporation primarily engaged in the design, research and development and marketing of software applications for VoDSL and VoIP.

Disposition of Assets and Combination with Parthus

On November 1, 2002, the Company contributed its DSP cores licensing business (the “Separation”) to Ceva, Inc., one of its then wholly-owned subsidiaries (“Ceva”). Immediately thereafter, Ceva affected a combination (the “Combination”) with Parthus Technologies plc (“Parthus”).

Under the terms of the Separation, the Company transferred the assets and liabilities of its DSP cores licensing business to Ceva in exchange for Ceva common stock. The Company immediately thereafter distributed all of the Ceva common stock it held to the Company’s stockholders of record on October 31, 2002. Ceva then immediately affected the Combination whereby Ceva acquired Parthus and issued Ceva common stock to the former Parthus shareholders pursuant to a scheme of arrangement and the combined company was renamed ParthusCeva, Inc. (“ParthusCeva”). ParthusCeva’s common stock is quoted on the Nasdaq National Market and listed on the London Stock Exchange. As part of the transaction, the Company contributed to Ceva a cash amount of $40,000, properties, equipment, inventory, and prepaid transaction costs in the amount of $7,674 and paid $754 as a tax payment upon the Separation. Parthus also made a $60,000 capital repayment to its shareholders immediately prior to the Combination. The Company received private letter rulings from the Internal Revenue Service to the effect that, among other things, the Separation was a tax-free transaction to the Company’s stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes, except with respect to cash distributed in lieu of fractional shares to the Company’s stockholders.

At the effective time of the Separation, each stockholder of record of the Company on October 31, 2002 (the “Distribution Record Date”) received one share of ParthusCeva’s common stock for every three shares of the Company’s common stock (the “Common Stock”) held by such stockholder on the record date (the “Distribution”). Fractional shares were not issued. Instead, fractional interests were aggregated and sold on the open market on the first day after the closing of the transactions, and cash in lieu of fractional shares was distributed ratably to the Company’s stockholders who would otherwise have received a fractional interest in ParthusCeva’s common stock. The Distribution was made to the Company’s stockholders without payment of any consideration or the exchange of any shares by the Company’s stockholders. At the effective time of the

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combination, in exchange for Parthus ordinary shares which were cancelled as part of the scheme of arrangement, each shareholder of Parthus received 0.015141 shares of ParthusCeva’s common stock for each ordinary share of Parthus held by such shareholder (0.15141 shares per Parthus ADS) on October 31, 2002, the record date for the Combination, and cash in lieu of fractional shares.

As a result of the Separation and Combination, the Company distributed 9,041,851 shares of ParthusCeva’s common stock to its stockholders (representing 50.1% of ParthusCeva after the transactions), and ParthusCeva issued 8,998,887 shares of its common stock to the former Parthus shareholders (representing 49.9% of ParthusCeva after the transactions) and assumed options to purchase approximately 1,644,435 shares of ParthusCeva’s common stock based on Parthus options outstanding as of June 30, 2002. The relative ratio of shares distributed to the Company’s stockholders and issued to the former Parthus shareholders, as well as the other material terms of the transactions, were determined pursuant to arms-length negotiations between the parties. Options to purchase Common Stock outstanding under the Company’s stock option plans were also adjusted as of November 1, 2002 to reflect the distribution of assets to ParthusCeva in connection with the Separation (see also Note 8).

In accounting for the Separation, the Company recorded in the statements of changes in stockholders’ equity and consolidated statements of cash flows, $48,428 as a deemed dividend-in-kind to its stockholders, representing the carrying amount of its investment in Ceva. This dividend-in-kind consisted of a cash contribution to Ceva in the amount of $40,000 and a tax payment of $754 recorded in the consolidated statements of cash flow and a non-cash contribution of prepaid offering expenses, inventory and property and equipment, net of assumed liabilities, in the amount of $7,674 (see also Note 8).

The Company’s financial statements for prior years, which included the licensing and technology business of Ceva, have been reclassified to present the assets, liabilities, results of operations and cash flows of Ceva as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”).

The discontinued operations presented for prior years included allocations of certain of the Company’s corporate headquarters’ assets, liabilities and expenses related to the licensing business.

The net income from discontinued operations include the costs directly attributable to the licensing and technology business, including charges for shared facilities, functions and services used by the licensing business. Certain costs and expenses have been allocated based on management’s estimates of the cost of services provided to the licensing business. Such costs include research and development costs and sales expenses.

VoicePump, Inc.

VoicePump is a U.S. corporation primarily engaged in the design, research and development and marketing of software applications for VoDSL and VoIP. In March 2000, the Company acquired (1) approximately 1,960,250 shares of its common stock of VoicePump from certain shareholders in exchange for approximately 261,000 shares of Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump common stock directly from VoicePump together with warrants to purchase up to 1,027,397 shares of VoicePump common stock at an exercise price of $4.866 per share within two years (of the issuance of the warrant) and up to 1,027,397 additional shares at an exercise price of $4.866 per share within three years (of the issuance of the warrant) for an aggregate of $5,000. The value of the issued shares was determined based on the average market price of the Common Stock. The common stock acquired

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from VoicePump and its shareholders (not including the shares issuable upon exercise of the warrants) represented approximately 73% of the outstanding shares of VoicePump. In addition, the Company received an option to purchase the remaining shares of VoicePump from its original shareholders.

In the second quarter of 2000, the Company’s investment in VoicePump was diluted, due to exercise of warrants by a VoicePump shareholder, to approximately 71% of the outstanding shares of VoicePump. Due to this transaction, the Company recorded in the second quarter of 2000, a loss of $100 which was attributed to minority gain in VoicePump’s stock issuance. The Company’s original investment in VoicePump included the excess of purchase price over net assets acquired (approximately $16,070 on the date of purchase), which was attributed to in-process research and development and to goodwill. The acquisition was made using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB No. 16”). The Company’s operating expenses in 2000 included unusual items in the amount of $11,869 related to the acquired in-process research and development, which was written off in the first quarter of 2000. The write-off was due to unestablished technological feasibility and for which no alternative future use of the unestablished technology existed. Other intangible assets acquired had an estimated fair value of $4,201 and were recorded as goodwill to be amortized over seven years.

In February 2001, the Company exercised its option and acquired the remaining shares of VoicePump (1,210,750 shares), in exchange for 161,433 shares of Common Stock. As a result of the purchase of the remaining equity, VoicePump became a wholly-owned subsidiary of the Company. The goodwill that was created, according to APB No. 16, upon the purchase of the remaining shares of VoicePump, in the year 2001, amounted to $2,914 and was amortized until December 31, 2001 (see Note 2). Pro forma information in accordance with APB No. 16 has not been provided since the revenues and net losses of 2001 and 2000 and total assets as of December 31, 2001 and 2000 were not material in relation to the Company’s total revenues, net income and total assets.

The audited consolidated statements of income for the year ended December 31, 2001 and 2000 included the minority interest in the Company’s equity investment in VoicePump in the amount of $173 and $627, respectively.

The Company’s investment in VoicePump includes the excess of its purchase price over the net assets acquired (approximately $5,804 as of December 31, 2002 and 2001), which was attributed to goodwill. The Company ceased amortization of the goodwill related to the acquisition of VoicePump after December 31, 2001 (see also Note 2).

Concentration of Other Risks

All of the Company’s integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company’s increasing business, the Company is and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company sufficient portion of foundry capacity to meet the Company’s needs in a timely manner. To meet the Company’s increased wafer requirements, the Company has added additional independent foundries to manufacture its processors. Revenues could be materially and adversely affected should any of these foundries fail to meet the Company’s request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of the Company’s wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude the Company from obtaining an adequate supply of wafers to fill customer orders and could harm the Company’s business, financial position, and results of operations. Additionally, certain of the raw

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which also incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s business condition and results of operations.

The Company sells its products to customers primarily through a network of distributors and OEM representatives. Revenues from the Company’s largest distributor, Tomen Electronics, accounted for 81% of the Company’s total revenues in 2002, 72% of the Company’s total revenues in 2001 and 66% of the Company’s total revenues in 2000. The Company’s future performance will depend, in part, on this distributor to continue to successfully market and sell its products. Furthermore, Tomen Electronics sells the Company’s products to a limited number of customers. One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may also harm the Company’s sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm its sales and results of operations.

NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“US GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Financial Statements in U.S. Dollars

All of the revenues of the Company and its subsidiaries are generated in U.S. dollars (“dollar”). In addition, a substantial portion of the Company’s and its subsidiaries’ costs are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations”. All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses, as appropriate, and have not been significant to date for all years presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, including profits from intercompany sales not yet realized outside the group, have been eliminated in the consolidation.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

The Company and its subsidiaries consider all highly liquid investments, which are readily convertible into cash with an original maturity of three months or less, to be cash equivalents.

Marketable Securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard Board No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

At December 31, 2002 and 2001, the Company classified its investment in marketable securities as held-to-maturity and available-for-sale.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion and decline in value judged to be other than temporary and interest are included in financial income, net.

Securities classified as available-for-sale are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

According to Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities” (“SAB No. 59”), management is required to evaluate each period whether a security’s decline in value is other than temporary. In 2002, the Company recognized an other-than-temporary decline in the carrying value of its available-for-sale securities in the amount of $10,229, which was included in the consolidated statements of income as impairment of available-for-sale marketable securities.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments. The carrying values of cash and cash equivalents, trade receivables, other accounts receivable and trade payables approximate fair values due to the short-term maturities of these instruments. The fair value for held-to-maturity marketable securities is based on amortized cost, and do not differ significantly from the quoted market value. The fair value of available-for-sale marketable securities is based on quoted market price (see also Note 6).

At December 31, 2002 and 2001, the carrying amount of held-to-maturity securities approximated the fair value, and the amount of unrealized gain or loss was not significant. Gross realized gains or losses for 2002, 2001, and 2000 were not significant (see also Note 3).

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. The Company and its subsidiaries periodically evaluate the quantities on hand relative to current and historical selling prices and

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical and projected sales volume. Based on this evaluation, provisions are made in each period to write inventory down to its market prices.

Cost is determined as follows:

Work in progress—represents the cost of manufacturing.

Finished products—on the basis of direct manufacturing costs.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20–33
Office furniture and equipment	7–10
Motor vehicles	15
Leasehold improvements	Over the terms of the lease

The Company’s and its subsidiaries’ long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

As of December 31, 2002, no impairment losses have been identified.

Goodwill

Goodwill represents excess of the costs over the estimated fair value of the net assets of businesses acquired. Goodwill which arose from acquisitions prior to July 1, 2001, was amortized until December 31, 2001, on a straight-line basis over 7 years. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination on or after July 1, 2001, and all goodwill after December 31, 2001, shall not be amortized.

SFAS No. 142 requires goodwill to be tested for impairment upon adoption of the statement and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to the reporting unit is tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is determined using market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. The Company performed the initial and annual impairment tests during the second fiscal quarter of 2002. The Company found no instances of impairment of its recorded goodwill.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Pay

DSP Group Israel has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. DSP Group Israel’s liability is fully provided by monthly deposits into severance pay funds and with insurance policies.

The deposited funds include profits accumulated up to the balance sheet date. The deposits funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

Severance expenses for the years ended December 31, 2002, 2001 and 2000, were approximately $392, $875 and $890, respectively.

Revenue Recognition

The Company and its subsidiaries generate their revenues from sale of products. The Company and its subsidiaries sell their products through direct sales force and through a network of distributors and independent OEM representatives. These distributors and OEM representatives in turn sell the Company’s custom-designed chips to OEMs who manufacturer, market and sell a variety of electronic products.

Product Sales

Product sales of Integrated Digital Telephony (“IDT”) processors for communications applications, telephony and other products are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and no significant obligations remain.

The Company does not grant a right of return to its customers. When right of return exists, the Company defers revenue until the probability for such returns expires, at which time revenue is recognized, provided that all other revenue recognition criteria are met. The Company maintains provision for product returns, based on its experience in accordance with Statement of Financial Accounting Standard No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”). The provision has been deducted from revenues and amounted to $123 for each of the years ended December 31, 2002, 2001 and 2000.

Revenues subject to certain price protection are deferred until such future price changes can be reasonably estimated in accordance with SFAS No. 48. The provision for price protection was deducted from revenues, and amounted to $44, $194 and $286 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development Costs

Research and development costs are charged to the consolidated statements of income as incurred.

Net Earnings Per Share

Basic net earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year. For the same years, diluted net earnings per share further includes the effect of

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilutive stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

Options outstanding to purchase approximately 3,825,000, 2,670,000 and 432,000 shares of Common Stock for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted net earnings per share, because option exercise prices were greater than the average market price of the Common Stock and therefore, their inclusion would have been anti-dilutive.

Income Taxes

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, long-term deposits, marketable securities and trade receivables.

The majority of the Company’s and its subsidiaries’ cash and cash equivalents are invested in dollars with major U.S. and Israeli banks. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments. The majority of the Company’s and its subsidiaries’ sales of products is to distributors who in turn sell to manufacturers of consumer electronics products.

The Company’s and its subsidiaries’ customers are located primarily in Asia, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of its customers. A general allowance for doubtful accounts is determined based on management’s estimation and historical data.

The Company’s marketable securities include investments in debentures of U.S. corporations, states and political subdivisions. Management believes that those corporate and state institutions are financially sound, the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to those marketable securities.

Derivative Instruments

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli subsidiary denominated in NIS for a period of two to twelve months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

As of December 31, 2001, the Company recorded a comprehensive loss amounting to $31 which was derived from its forward contracts in respect to anticipated payroll payments expected in the year 2002. Such amounts were recorded into earnings in 2002.

The Company’s prepaid expenses as of December 31, 2002 included the amount of $33 related to premium paid for dollar—NIS put options.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock options. Under APB No. 25, when the exercise price of an employee’s options equals or is higher than the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 1.5%, 3.7%, and 4.9% for 2002, 2001 and 2000, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Common Stock of 0.44 for 2002 and 0.81 for 2001 and 2000; and a weighted-average expected life of the option of 2.9 years for 2002, 2001 and 2000.

	Year ended December 31,
	Weighted Average Fair Value of Option Grants
	2002	2001	2000
Exercise price equals market price at date of grants	$5.49	$9.63	$29.82

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2002	2001	2000
Net income as reported	$15,142	$21,916	$49,835
Deduct: Stock-based compensation expenses determined under fair value method for all awards, net of related tax effects	12,712	17,113	17,551

Pro forma net income	$2,430	$4,803	$32,284

Earnings per share:
Basic, as reported	$0.56	$0.82	$1.87

Basic, pro forma	$0.09	$0.18	$1.21

Diluted, as reported	$0.54	$0.79	$1.74

Diluted, pro forma	$0.09	$0.17	$1.13

Net income from continuing operations as reported	12,672	11,561	40,562
Deduct: Stock-based compensation expenses related to continuing operations determined under fair value method for all awards, net of related tax effects	$11,145	$8,208	$10,709

Pro forma net income (loss) from continuing operations	$1,527	$3,353	$29,853

Earnings (losses) per share from continuing operations:
Basic, as reported	$0.47	$0.43	$1.52

Basic, pro forma	$0.06	$0.13	$1.12

Diluted, as reported	$0.45	$0.42	$1.42

Diluted, pro forma	$0.05	$0.12	$1.04

Impact of Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at December 31, 2002 and 2001:

	Amortized Cost		Unrealized Gains (Losses)		Estimated Fair Value
	2002	2001	2002	2001	2002	2001
Obligations of states and political subdivisions	$69,006	$63,190	$825	$(152)	$69,831	$63,038
Corporate obligations	127,057	147,455	2,836	2,261	129,893	149,716

	$196,063	$210,645	$3,661	$2,109	$199,724	$212,754

The amortized cost of held-to-maturity debt and securities at December 31, 2002, by contractual maturities, are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$45,371	$45,796
Due after one year	150,692	153,928

	$196,063	$199,724

NOTE 4:    INVENTORIES

Inventories are composed of the following:

	December 31,
	2002	2001
Work-in-progress	$955	$853
Finished goods	5,961	1,195

	$6,916	$2,048

NOTE 5:    PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2002	2001
Computers and peripheral equipment	$17,421	$15,107
Office furniture and equipment	856	895
Motor vehicles	431	516
Leasehold improvements	1,626	1,519

	20,334	18,037
Less accumulated depreciation	15,644	12,647

Depreciated cost	$4,690	$5,390

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6:    OTHER INVESTMENTS IN EQUITY SECURITIES OF TRADED AND OTHER COMPANIES

The following is a summary of investments in equity securities of traded and other companies at December 31, 2002 and 2001:

	Cost*		Unrealized Gains (Losses)		Estimated Fair Value
	2002	2001	2002	2001	2002	2001
AudioCodes, Ltd.(1)	$10,726	$20,522	$757	$4,624	$11,483	$25,146
Tomen Corporation(2)	281	485	—	(193)	281	292
Tower Semiconductors Ltd.(3)	267	—	—	—	267	—
Cost method investments:
Other investments	—	98	—	—	—	98

	$11,274	$21,105	$757	$4,431	$12,031	$25,536

*	After the effect of impairments.

(1)	AudioCodes, Ltd.

AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company acquired an approximate 35% ownership in AudioCodes in two separate transactions in 1993 and 1994. In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of the Company and, as a result, the Company’s equity ownership interest in AudioCodes was diluted from 35% to approximately 29%. The Company also had an option under certain conditions to purchase up to an additional 5% of the outstanding stock of AudioCodes.

In January 2000, the Company sold 1,200,000 shares of AudioCodes for approximately $43,800 and recorded in the first quarter of 2000, capital gain in the amount of $40,000. In May 2000, the Company sold an additional 500,000 shares of AudioCodes for $19,223 and recorded in the second quarter of 2000, an additional capital gain in the amount of $17,593. In the fourth quarter of 2000, the Company purchased in the open market 300,000 shares of AudioCodes for $4,868. This transaction created an excess of purchase price over net assets acquired (approximately $3,700 at the date of purchase), which was attributed to goodwill and was amortized until April 1, 2001.

The Company currently owns approximately 4,500,000 shares of AudioCodes’ ordinary shares, which represent approximately 11% of its outstanding shares. As of April 1, 2001, the Company no longer maintains a representative on the AudioCodes’ Board of Directors, and was not involved in any way in AudioCodes’ policy-making processes. Therefore, after April 1, 2001, the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting. As of April 1, 2001, the investment in AudioCodes was reclassified and accounted for as available-for-sale marketable securities in accordance with SFAS No. 115.

The Company’s equity in the net income of AudioCodes was $105 in the first quarter of 2001 and $2,644 in 2000.

As of April 1, 2001, the carrying amount of the Company’s investment in AudioCodes, under the equity method of accounting, amounted to $20,522.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities available for sale are carried at fair value, with the recognized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity under accumulated other comprehensive income in the consolidated balance sheet.

At June 30, 2002, the evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

As of December 31, 2002 and 2001, the fair market value of the Company’s investment in AudioCodes was $11,483 and $25,146, respectively.

The consolidated balance sheet as of December 31, 2002 included an unrealized gain on available-for-sale marketable securities of $476, net of unrealized tax expenses of $280, in the investment in AudioCodes.

(2)	Tomen Corporation:

In September 2000, the Company invested approximately $485 (50.0 million Yen) in shares of its Japanese distributor’s parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities.

As of December 31, 2002 and 2001, the fair market value of the Company’s investment in Tomen was $281 and $292, respectively.

The consolidated balance sheets as of December 31, 2002 and 2001 included unrealized loss on available-for-sale marketable securities, related to Tomen, of $0 and $193, respectively.

At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tomen stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tomen in the amount of $203, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

(3)	Tower Semiconductor Ltd.:

Tower Semiconductor Ltd. (“Tower”) is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies.

In January 2002, the Company invested in Tower stock for a total consideration of $2,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS No. 115.

In June 2002, the Company sold 250,000 shares out of its holding in Tower’s common stock for $1,504 without any significant capital gain.

At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tower stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tower in the amount of $231 which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

As of December 31, 2002, the fair market value of the Company’s investment in Tower was approximately $267.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:    GOODWILL

The unaudited results of operation presented below for the three years ended December 31, 2002, 2001 and 2000, respectively, reflect the Company’s operations as if it had adopted the non-amortization provision of SFAS No. 142 effective January 1, 2000:

	Year ended December 31,
	2002	2001	2000
Net income:
Reported net income	$15,142	$21,916	$49,835
Goodwill amortization	—	964	479

Adjusted net income	$15,142	$22,880	$50,314

Basic net earnings per share:
Reported net earnings per share	$0.56	$0.82	$1.87
Goodwill amortization	—	0.04	0.02

Adjusted basic net earnings per share	$0.56	$0.86	$1.89

Diluted net earnings per share:			7
Reported net earnings per share	$0.54	$0.79	$1.74
Goodwill amortization	—	0.04	0.01

Adjusted basic net earnings per share	$0.54	$0.83	$1.75

NOTE 8:    STOCKHOLDERS’ EQUITY

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

Common Stock

Currently, 50,000,000 shares of Common Stock are authorized. Holders of the Common Stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. Subject to the rights of the holders of the Company’s preferred stock, if any, in the event of liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all of the Company’s assets. The Company’s board of directors may declare a dividend out of funds legally available therefor and, subject to the rights of the holders of the Company’s preferred stock, if any, the holders of Common Stock are entitled to receive ratably any such dividends. Holders of Common Stock have no preemptive rights or other subscription rights to convert their shares into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividend Policy

At December 31, 2002, the Company had retained earnings of approximately $90,772. The Company has never paid cash dividends on the Common Stock and presently intends to continue the policy of retaining any earnings for reinvestment in its business.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Separation described in Note 1, the Company distributed to its stockholders shares of Ceva’s common stock as a dividend-in-kind amounting to $48,428.

Stock Split Effected as a Stock Dividend

On January 24, 2000, the Company’s Board of Directors declared a stock split to be effected as a stock dividend whereby each holder of record of Common Stock on February 16, 2000 received one additional share of Common Stock for each share then owned. The stock split effected as a stock dividend was paid on March 1, 2000.

All shares, stock option and net earnings per share information in the consolidated financial statements and notes thereto have been retroactively restated for all prior periods presented to reflect the stock split effected as stock dividend.

Share Repurchase Program

In March 1999, the Company’s Board of Directors authorized a new plan to repurchase up to an additional 2,000,000 shares of Common Stock from time to time on the open market or in privately-negotiated transactions, increasing the total shares authorized to be repurchased to 4,000,000 shares. Accordingly, in 2001 and 2000, the Company repurchased 40,000 and 850,000 shares, respectively, of the Common Stock at an average purchase price of $20.30 and $24.13 per share, respectively, for an aggregate purchase price of $811 and $20,513, respectively. As of December 31, 2002, the balance of the share repurchase program is 1,020,000 shares authorized and reserved for repurchase (see also Note 13).

Such repurchases of Common Stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” (“APB No. 6”) and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In case the repurchasing cost is lower than the issuance price, the Company credits the difference to additional paid in capital.

In 2002, 2001 and 2000, the Company issued 363,000, 504,000 and 24,000 shares, respectively, of the Common Stock, to employees who have exercised their stock options or purchased shares under the Company’s Employee Stock Purchase Plan (“ESPP”).

Stock Purchase Plan and Stock Option Plans

The Company has various stock plans under which employees, consultants, officers, and directors of the Company and its subsidiaries may be granted options to purchase the Common Stock. A summary of the various plans is as follows:

1991 Employee and Consultant Stock Plan

In 1991, the Company adopted the 1991 Employee and Consultant Stock Plan (the “1991 Plan”). Under the 1991 Plan, employees and consultants may be granted incentive or non-qualified stock options or stock purchase rights for the purchase of Common Stock. The 1991 Plan expired in 2001 and provided for the purchase of up to 8,552,811 shares of Common Stock.

The exercise price of options under the 1991 Plan shall not be less than the fair market value of the Common Stock for incentive stock options and not less than 85% of the fair market value of the Common Stock

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for nonqualified stock options at the date of grant, as determined by the Board of Directors. The Company’s policy is to grant options at fair value.

Options under the 1991 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Company’s Board of Directors. Options under the 1991 Plan expire up to seven years after the date of grant.

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to purchase up to 890,875 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant to the Company’s outside, non-employee directors. The Directors’ Plan, following certain amendments in 1996 approved by the Company’s stockholders, provides that each person who is an outside director on the effective date of the Directors’ Plan and each outside, non-employee director who subsequently becomes a member of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of Common Stock (the “First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 10,000 shares (a “Subsequent Option”) on January 1 of each year if, on such date, he or she shall have served on the Board of Directors for at least six months. In addition, an option to purchase 10,000 shares of Common Stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he or she shall have served as a chairperson for at least six months.

Options granted under the Directors’ Plan generally have a term of ten years. 25% of the shares pursuant to the First Option are exercisable after the first year (one-third after the first year for options granted after May 1996) and thereafter the shares are exercisable in quarterly installments over the ensuing three years (one-third at the end of each twelve-month period for options granted after May 1996). Each Subsequent Option becomes exercisable in full on the fourth anniversary from the date of grant (one-third at the end of each twelve-month period from the date of grant for options granted after May 1996). Each Committee Option becomes exercisable (one-third at the end of each twelve-month period from the date of grant after May 1996).

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of Common Stock. The 1998 Plan expires in 2008 and currently provides for the purchase of up to 5,907,873 shares of Common Stock.

The exercise price of options under the 1998 Plan shall not be less than the fair market value of Common Stock for nonqualified stock options, as determined by the Board of Directors.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Company’s Board of Directors. Options under the 1998 Plan expire up to seven years after the date of grant (see also Note 11).

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of Common Stock. The 2001 Plan expires in 2011, unless it is terminated by the Board of

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors prior to that date. 1,370,825 shares of Common Stock are currently reserved for issuance under the 2001 Plan.

The 2001 Plan authorizes the administrator to grant incentive stock options at an exercise price of not less than 100% (or 110%, in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company or any parent or subsidiary corporation of the Company) of the fair market value of the Common Stock on the date the option is granted. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value. The exercise price of awards shall not be less than 100% of the fair market value. Moreover, it is the Company’s policy to grant options at not less than fair market value.

Options under the 2001 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options under the 2001 Plan expire up to seven years after the date of grant (see also Note 11).

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan which complies with the Israeli tax reforms. The Company allocated 1,500,000 shares for issuance under the plan at an exercise price equal to the fair market value. All options and shares are held in trust until the later of 24 months following the year in which the options were granted or the options are vested based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors.

Options granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant under the respective plans, except options that are cancelled or forfeited before expiration granted under the 1991 Plan are transferred to the 2001 Plan and become available for future grant under the 2001 Plan.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Purchase Plan. The Company has reserved 700,000 shares of Common Stock for issuance under the 1993 Purchase Plan. The 1993 Purchase Plan provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 49,000, 53,000 and 41,000 shares issued at a weighted exercise price of $16.98, $14.79 and $15.88 under the 1993 Purchase Plan in 2002, 2001 and 2000, respectively.

Stock Reserved for Future Issuance

Shares of Common Stock reserved for future issuance at December 31, 2002, are as follows:

In thousands
Employee Stock Purchase Plan	264
Stock Options	2,781
Undesignated Preferred Stock	5,000

8,045

As of December 31, 2002, 2001 and 2000, 2,781,000 shares, 1,851,000 shares and 756,000 shares were available for future grant under the various option plans. As part of the Separation adjustments at November 1, 2002, the number of shares available for future grant was increased by 1,340,000 shares.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s share option activity under the plans is as follows:

	Year ended December 31,
	2002		2001		2000
	Number in thousands	Weighted average exercise price $	Number in thousands	Weighted average exercise price $	Number in thousands	Weighted average exercise price $
Options outstanding at the beginning of the year	5,725	21.91	5,286	22.34	4,810	13.07
Changes during the year:
Granted	1,376	19.22	1,499	18.55	2,262	32.71
Exercised	(255)	9.42	(451)	9.07	(1,438)	10.37
Forfeited and cancelled	(514)	24.44	(609)	26.87	(348)	11.03
Separation adjustments:
Old exercise price	(6,338)	21.52	—	—	—	—
New exercise price	6,338	17.01	—	—	—	—
Additional grants	1,116	17.01	—	—	—	—
Separation of Ceva’s employees’ options	(991)	17.97	—	—	—	—

Options outstanding and the end of the year	6,457	16.96	5,725	21.91	5,286	22.34

Options exercisable at the end of the year	3,147	17.31	1,985	21.51	847	15.43

A summary of activity under the option plans related to Ceva employees post the Separation date:

	Two months ended December 31, 2002
	Number in thousands	Weighted average exercise price $
Options outstanding at October 1, 2002	991	17.97
Changes during the period:
Exercised	(71)	9.34
Forfeited and cancelled	(13)	18.96

Options outstanding at the end of the year	907	18.62

Options exercisable at the end of the year	591	17.05

In connection with the Separation, all options to purchase Common Stock held by individuals who continue to work for the Company and its subsidiaries, and individuals who transferred to ParthusCeva, that were outstanding on the date of the Separation and that remained unexercised as of that date, were adjusted as follows:

For employees who continue to work for the Company and its subsidiaries—The exercise price and the number of shares subject to the Company’s options were adjusted to reflect the theoretical reduction in value of the Common Stock as a result of the Separation, which was calculated based on the theoretic fair market value of the Company and ParthusCeva post the Separation.

For employees who transferred to ParthusCeva—The exercise price subject to the Company’s options were adjusted to reflect the theoretical reduction in value of the Common Stock as a result of the Separation, which was calculated based on the theoretic fair market value of the Company and ParthusCeva post the Separation.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has accounted for this transaction under FIN No. 44. According to FIN No. 44, at the time of an equity restructuring transaction, the exercise price may be reduced and the number of shares under the award increased, to offset the decrease in the per-share price of the stock underlying the award. There is no accounting consequence for changes made to the exercise price and the number of shares of an outstanding fixed award as a result of an equity restructuring as both of the following criteria were met:

a.	The aggregate intrinsic value of the award immediately after the change is not greater than the aggregate intrinsic value of the award immediately before the change.

b.	The ratio of the exercise price per share to the market value per share is not reduced.

The Company granted options to purchase additional 1,116,000 shares of Common Stock to its continuing employees as part of the adjustment described above. The weighted average exercise price of all outstanding options was reduced from $21.52 to $17.01 (21%).

A summary of the weighted average exercise price and the number of options exercisable for the years 2002, 2001 and 2000 are as follows:

The options outstanding as of December 31, 2002 have been separated into ranges of exercise price as follows:

	Options Outstanding			Options Exercisable
	Outstanding	Remaining life	Weighted Average Exercise Price	Exercisable	Remaining life	Weighted Average Exercise Price
		(years)	($)		(years)	($)
5.16 – 7.71	1,186,301	3.05	7.11	1,039,366	3.06	7.14
8.05 – 12.05	783,524	5.67	11.06	186,007	2.14	9.63
12.15 – 14.15	1,219,506	5.53	13.84	420,023	5.37	13.87
15.02 – 17.82	2,269,644	5.30	16.88	920,006	4.71	16.69
18.08 – 19.76	218,147	6.51	18.61	59,047	5.10	18.75
21.1438 – 26.43	709,998	4.46	25.24	509,717	4.34	25.84
30.23 – 42.73	977,043	4.46	32.85	604,225	4.44	32.90

	7,364,163	4.86	17.16	3,738,391	4.11	17.27

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9:    SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

In prior years, the Company had two reportable segments and thus, the financial statements in prior years included information regarding both reportable segments and geographic areas. After the Separation, the Company has one reporting segment and thus, the financial statements include information regarding geographic areas only.

The following is a summary of operations within geographic areas based on customer locations:

	2002	2001	2000
Revenue distribution:
United States	$711	$1,285	$4,161
Japan	99,795	64,346	57,897
Europe	4,819	6,108	5,789
Asia (excluding Japan)	19,833	17,691	18,756

	$125,158	$89,430	$86,603

Long-lived assets:
United States	$6,724	$7,027	$5,239
Israel	15,688	29,644	25,632
Other	113	59	85

	$22,525	$36,730	$30,956

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under noncancelable operating leases. The Company has significant leased facilities in Herzelia Pituach, Israel and in Santa Clara, California. In August 1997, the Company entered into a new lease for its Israel facilities in Herzelia Pituach. The lease agreement is effective until November 2003. In December 1999, May 1999 and September 1998, the Company entered into three new leases for additional office space at its Israel facilities in Herzelia Pituach. The lease agreements for the additional spaces are effective until November 2003. The Company leases office facilities in Santa Clara, California. The lease is effective from March 2000 until March 2004. VoicePump also leases office facilities for its research and development personnel in Schaumburg, Illinois. The lease is effective until November 2003. In November 2000, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2004. The Company has operating lease agreements for its vehicles, which terminate in 2005.

At December 31, 2002, the Company is required to make the following minimum lease payments under non-cancelable operating leases:

Year	Amount
2003	2,009
2004	1,290
2005	939

$4,238

Total rental expenses for all leases were approximately $2,313, $2,078 and $964 for the years ended December 31, 2002, 2001, and 2000, respectively.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T has asserted that the Company’s TrueSpeech algorithm includes certain elements covered by a patent held by AT&T. AT&T has sued Microsoft, one of the Company’s TrueSpeech licensees, for infringement. The Company has not been named in the suit against Microsoft. The Company currently believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company. The Company has created a provision, which was included in the costs of revenues, in respect of this legal exposure.

NOTE 11:    TAXES ON INCOME

The provision for income taxes is as follows:

	Year ended December 31,
	2002	2001	2000
Domestic taxes:
Federal taxes:
Current	$1,451	$905	$5,253
Deferred	(3,549)	100	(3,324)

	(2,098)	1,005	1,929

State taxes:
Current	357	142	1,276
Deferred	(141)	8	(41)

	216	150	1,235

Foreign taxes:
Current	2,976	1,224	23,828
Deferred	(200)	27	(65)

	2,776	1,251	23,763

Taxes on income	$894	$2,406	$26,927

The tax benefits associated with the exercise of stock options reduced taxes currently payable by $324 in 2002, $531 in 2001, and $2,429 in 2000. Such benefits were credited to additional paid in capital.

Income before taxes is comprised as follows:

	Year ended December 31,
	2002	2001	2000
Domestic	$(8,249)	$48	$51,429
Foreign	21,815	13,919	16,060

	$13,566	$13,967	$67,489

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All accumulated undistributed earnings of DSP Group Israel as at October 30, 2002, were capitalized and subsequent earnings were considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal, state and foreign income taxes has been made thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign countries.

A reconciliation between the Company’s effective tax rate, assuming all income is taxed at the statutory tax rate applicable to the income of the Company and the U.S. statutory rate:

	Year ended December 31,
	2002	2001	2000
Income before taxes on income	$13,566	$13,967	$67,489

Theoretical tax at U.S. statutory tax rate (35%)	$4,748	$4,889	$23,621
State taxes, net of federal benefit	235	331	1,142
In process research and development and goodwill amortization	—	315	4,344
Foreign income taxed at rates other than U.S. statutory tax rate	(4,859)	(3,699)	(2,777)
Tax credits utilized	—	—	(66)
Other individually immaterial items	770	570	663

	$894	$2,406	$26,927

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred tax assets (short-term):
Tax credit carryforwards	$—	$383
Deferred revenue	—	945
Reserves and accruals	1,685	770

Total deferred tax assets	1,685	2,098

Deferred tax liabilities (long-term):
Investment in AudioCodes	(2,277)	(7,345)
Other	(94)	(196)

Deferred tax liabilities	(2,371)	(7,541)

Total net deferred tax liabilities	$(686)	$(5,443)

Management believes that the deferred net tax assets will be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, valuation allowance was not provided.

DSP Group Israel’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with five separate investment plans.

According to the provisions of such Israeli law, DSP Group Israel has chosen to enjoy “alternative plan benefits,” which is a waiver of grants in return for tax exemption status. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight or six years, respectively. The tax benefits under these investment plans are scheduled to gradually expire starting from 2005 through 2012.

DSP Group Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, are tax exempt for two and four years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight and six years, respectively.

The third plan which was completed and commenced operation in 1998 is tax exempt for two years, from the first year it has taxable income, and is entitled to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

The fourth and fifth plans were approved in 1998 and 2001, respectively, which entitle DSP Group Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight years.

Since the Company is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rate and tax exemptions and the computation is made for income derives from each program on the basis and formulas specified in the law and in the approvals.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

The tax exempt income attributable to an “Approved Enterprise” can be distributed to stockholders without subjecting DSP Group Israel to taxes only upon the complete liquidation of DSP Group Israel. The Company has determined that such tax-exempt income will not be distributed as dividends. Accordingly, no deferred income taxes have been provided on income attributable to DSP Group Israel’s “Approved Enterprise.”

Through December 31, 2002, DSP Group Israel has met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments in share capital.

Should DSP Group Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard rate of 36% and could be required to refund tax benefits already received.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the standard rate of corporate tax in Israel of 36%.

By virtue of such Israeli law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

Tax benefits under the Law for Encouragement of Industry (Taxation), 1969

The Company is an “industrial company” under the Law for Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits.

Amendment 132 to the Israeli Income Tax Ordinance

In July 2002, Amendment 132 to the Israeli Income Tax Ordinance (the “Amendment”) was approved by the Israeli parliament and is effective as of January 1, 2003. The principal objectives of the Amendment are to broaden the categories of taxable income and to reduce the tax rates imposed on employment income.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no material implications of the Amendment applicable to the Company, except for certain modifications in the qualified taxation tracks of employee stock options. As a result, in 2003, the Company adopted an Israeli Appendix to the Directors’ Plan and the 2001 Plan, which complies with the Israeli tax reforms.

Separation of ParthusCeva, Ltd.

DSP Group Israel has obtained a tax ruling from the Israeli tax authorities for the tax-exempt split plan pursuant to Section 105A(a) of the Israeli Income Tax Ordinance (“Section 105”). Under Section 105 and pursuant to the ruling, the majority of the assets that remain in DSP Group Israel after the Separation cannot be sold for a two-years period and is subject to other requirements as determined by law.

As part of the Separation, certain benefits of the approved plans were assigned from DSP Group Israel to ParthusCeva Ltd., a wholly-owned Israeli subsidiary of ParthusCeva, as determined by the Israeli tax authorities, based on the volume of revenues of DSP Group Israel and its DSP cores licensing division in prior years.

Income from alternative plan benefits is subject to corporate tax income upon distribution to the stockholders. Prior to the Separation, and according to the Income Tax Authority ruling, DSP Group Israel has capitalized all accrued revenues that were accrued until October 30, 2002.

See Note 1 in respect of the ruling obtained from U.S. Internal Revenues Services.

NOTE 12:    NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Year ended December 31,
	2002	2001	2000
Numerator:
Net income	$15,142	$21,916	$49,835
Denominator:
Weighted average number of shares of Common Stock outstanding during the year used to compute basic net earnings per share (in thousands)	27,070	26,641	26,616
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	971	965	2,053

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	28,041	27,606	28,669

Basic net earnings per share	$0.56	$0.82	$1.87

Diluted net earnings per share	$0.54	$0.79	$1.74

Basic net earnings per share (continuing operations)	$0.47	$0.43	$1.52

Diluted net earnings per share (continuing operations)	$0.45	$0.42	$1.41

Basic net earnings per share (discontinued operations)	$0.09	$0.39	$0.35

Diluted net earnings per share (discontinued operations)	$0.09	$0.37	$0.33

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13:    DISCONTINUED OPERATIONS

Pursuant to the Combination Agreement entered into on April 4, 2002, the Company agreed to affect a combination of its DSP cores licensing business (which the Company transferred to Ceva) with the business of Parthus. The Separation and Combination was completed on November 1, 2002. This transaction was accounted for in accordance with Statements of Standard of Financial Accounting Standard No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets (“SFAS No. 144”). For more details of the Separation and the Combination, see Note 1.

In anticipation of the Separation and Combination, the results of operations, including revenue, operating expenses, financial income and income taxes of the DSP cores licensing business for the years ended December 31, 2002, 2001 and 2000, have been reclassified in the accompanying statements of income as discontinued operations. The Company’s balance sheets at December 31, 2002 and December 31, 2001 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of the discontinued operations within current assets and liabilities.

As of the date of the Separation, Ceva’s trade receivables remained in the Company’s consolidated balance sheets and are included under assets of discontinued operations.

The results of operations of the Ceva business, which were reported separately as discontinued operations in the statement of income for the years ended December 31, 2002, 2001 and 2000, are summarized as follows:

	Year ended December 31,
	2002	2001	2000
Revenues	$14,122	$25,244	$22,910
Cost of revenues	1,058	1,251	410

Gross profit	13,064	23,993	22,500

Operating expenses:
Research and development, net	5,208	5,095	4,835
Sales and marketing	2,436	2,911	2,466
General and administrative	2,608	2,839	2,810

Total operating expenses	10,252	10,845	10,111

Operating income	2,812	13,148	12,389
Disposal of assets and liabilities	393	—	—
Financial income, net	78	462	322

Income before taxes on income	3,283	13,610	12,711
Taxes on income	813	3,255	3,438

Net income from discontinuing operations	$2,470	$10,355	$9,273

Net earning per share for discontinuing operations:
Basic	$0.09	$0.39	$0.35

Diluted	$0.09	$0.37	$0.33

NOTE 14:    SUBSEQUENT EVENT

In January 2003, the Company established a wholly-owned subsidiary in Scotland, DSPG Edinburgh Limited. DSPG Edinburgh Limited will be involved in research, development and marketing of the Company’s products in the European market.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company repurchased 26,000 shares of Common Stock at an average purchase price of $14.96.

Item 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held on May 27, 2003. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our directors and executive officers will be presented under the captions “Proposal No. 1—Election of Directors” and “Executive Offices and Directors” in our definitive proxy statement. Such information is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION.

Information relating to executive compensation will be presented under the caption “Executive Compensation and Other Information” in our definitive proxy statement. Such information is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. Such information is incorporated herein by reference.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” in our definitive proxy statement. Such information is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information relating to certain relationships of our directors and executive officers and related transactions will be presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement. Such information is incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this Annual Report.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Index to Financial Statements.

Description:

Report of Kost Forer & Gabbay, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II
Consent of Kost Forer & Gabbay, a member of Ernst & Young Global	Exhibit 23.1

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2002.

3.	List of Exhibits:

Exhibit Number	Description
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

Exhibit Number	Description
4.3

Amendment No. 1, dated May 19, 1999, to the Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

4.4

Letter dated as of March 13, 2001 amending the Amended and Restated Rights Agreement, dated as of November 9, 1998, substituting American Stock Transfer & Trust Company for Norwest Bank Minnesota, N.A. as Rights Agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

4.5

Registration Rights Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan.*

10.2

Forms of option agreements under 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994 and incorporated herein by reference).

10.3	Amended and Restated 1993 Director Stock Option Plan.*

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

10.16	Reserved.

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

10.19	Amended and Restated 1998 Non-Officer Employee Stock Option Plan.*

10.20	Reserved.

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

10.29

Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by refrerence).

10.30

Investors’ Rights Agreement between the Registrant and certain Investors listed on Schedule thereto, dated as of March 27, 2000 (filed as Exhibit 4.2 on Form S-3, file no. 333-58060, filed with the SEC on March 30, 2001, and incorporated herein by reference).

10.31	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder.*

10.32	2003 Israeli Share Option Plan and form of option agreement thereunder.*

21.1	Subsidiaries of DSP Group.*

23.1	Consent of Ernst & Young LLP, Independent Auditors.*

24.1	Power of Attorney (See page 71 of this Annual Report on Form 10-K).*

*	Filed herewith.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2002.

(1) The Company filed a Form 8-K on October 4, 2002 announcing, among other things, that the High Court of Ireland had directed a hearing on October 21, 2002 to approve the scheme of arrangement related to the combination of Parthus Technologies plc with Ceva, Inc.

(2) The Company filed a Form 8-K on October 22, 2002 announcing, among other things, that the High Court of Ireland approved the scheme of arrangement related to the combination of Parthus Technologies plc with Ceva, Inc.

(3) The Company filed a Form 8-K on November 1, 2002 announcing, among other things, that the combination of Parthus Technologies plc with Ceva, Inc. was expected to close on November 1, 2002 and that the record date for stockholders of the Company entitled to receive shares of the common stock of ParthusCeva, Inc., the combined company, was the close of business on NASDAQ on October 31, 2002.

(4) The Company filed a Form 8-K on November 13, 2002 announcing, among other things, that on November 1, 2002, the Company completed the transfer of its DSP cores licensing business to Ceva, Inc., and immediately thereafter Ceva was combined with Parthus Technologies plc in a scheme of arrangement.

(5) The Company filed an amendment on January 13, 2003 to the Form 8-K filed on November 13, 2002 attaching various financial statements related to the combination of Parthus Technologies plc with Ceva, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP Group, Inc.

By:	/s/ ELIYAHU AYALON

Eliyahu Ayalon Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:  March 31, 2003

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

Signature	Title	Date

/s/ ELIYAHU AYALON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

Eliyahu Ayalon

/s/ MOSHE ZELNIK	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

Moshe Zelnik

/s/ ZVI LIMON	Director	March 31, 2003

Zvi Limon

/s/ YAIR SHAMIR	Director	March 31, 2003

Yair Shamir

/s/ YAIR SEROUSSI	Director	March 31, 2003

Yair Seroussi

	Director	March , 2003

Louis Silver

/s/ PATRICK TANGUY	Director	March 31, 2003

Patrick Tanguy

CERTIFICATION

I, Eliyahu Ayalon, certify that:

1.	I have reviewed this annual report on Form 10-K of DSP Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ ELIYAHU AYALON
Eliyahu Ayalon Chief Executive Officer

CERTIFICATION

I, Moshe Zelnik, certify that:

1.	I have reviewed this annual report on Form 10-K of DSP Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ MOSHE ZELNIK
Moshe Zelnik Chief Financial Officer

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period

Year ended December 31, 1999:
Allowance for doubtful accounts	80	60	140
Sales returns reserve	123	—	123

Year ended December 31, 2000:
Allowance for doubtful accounts	140	60	200
Sales returns reserve	123	—	123

Year ended December 31, 2001:
Allowance for doubtful accounts	200	218	418
Sales returns reserve	123	—	123

Year ended December 31, 2002:
Allowance for doubtful accounts	418	(79)	339
Sales returns reserve	123	—	123