Form 10-Q
period 2003-03-31
DSP GROUP INC /DE/
filed 2003-05-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 1, 2003, there were 27,439,324 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,137	$39,919
Marketable securities	55,536	45,371
Trade receivables, less allowance for returns of $123 in March 31, 2003 and December 31, 2002 and for doubtful accounts of $328 in March 31, 2003 and $339 in December 31, 2002	11,359	4,873
Deferred income taxes	1,685	1,685
Other accounts receivable and prepaid expenses	1,474	1,352
Inventories	6,290	6,916
Assets of discontinued operations	2,665	4,737

Total current assets	116,146	104,853

PROPERTY AND EQUIPMENT, NET	4,677	4,690

LONG-TERM ASSETS:
Long-term marketable securities	147,026	150,692
Investments in equity securities of traded companies	12,231	12,031
Long-term prepaid expenses and lease deposits	381	386
Severance pay fund	1,790	1,616
Goodwill	5,804	5,804

Total long-term assets	167,232	170,529

Total assets	$288,055	$280,072

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$8,742	$6,745
Accrued compensation and benefits	3,541	4,556
Income taxes payable	7,860	7,328
Accrued expenses and other accounts payable	10,802	9,668

Total current liabilities	30,945	28,297

LONG-TERM LIABILITIES:
Accrued severance pay	1,832	1,686
Deferred income taxes	2,470	2,371

Total long-term liabilities	4,302	4,057

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value:
Authorized shares—5,000,000 as of March 31, 2003 and December 31, 2002; Issued and outstanding shares—none as of March 31, 2003 and December 31, 2002	—	—
Common Stock, $0.001 par value:
Authorized shares—50,000,000 as of March 31, 2003 and December 31, 2002; Issued and outstanding shares—27,343,281 as of March 31, 2003 and 27,247,947 as of December 31, 2002	27	27
Additional paid-in capital	157,267	156,443
Treasury stock	(85)	—
Accumulated other comprehensive income	672	476
Retained earnings	94,927	90,772

Total stockholders’ equity	252,808	247,718

Total liabilities and stockholders’ equity	$288,055	$280,072

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Revenues	$29,011	$21,126
Costs of revenues	16,777	12,612

Gross profit	12,234	8,514

Operating expenses:
Research and development	5,120	4,904
Sales and marketing	2,316	1,936
General and administrative	1,581	930
Aborted spin-off expenses and other	—	865

Total operating expenses	9,017	8,635

Operating income (loss)	3,217	(121)
Interest and other income, net	1,924	2,609

Income before taxes on income	5,141	2,488
Taxes on income	874	313

Net income from continuing operations	4,267	2,175
Net income from discontinued operations of Ceva	—	515

Net income	$4,267	$2,690

Net earnings per share from continuing operations:
Basic	$0.16	$0.08

Diluted	$0.15	$0.08

Net earnings per share from discontinued operations:
Basic	$—	$0.02

Diluted	$—	$0.02

Net earnings per share (combined):
Basic	$0.16	$0.10

Diluted	$0.15	$0.10

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Net cash provided by operating activities	$2,607	$2,562
Investing activities
Purchase of held-to-maturity marketable securities	(37,611)	(29,990)
Proceeds from sales and maturity of held-to-maturity marketable securities	30,141	17,893
Purchases of property and equipment	(618)	(325)
Investment in available-for-sale marketable securities	—	(2,000)
Cash received from (distributed to) discontinued operations	2,072	(254)

Net cash used in investing activities	(6,016)	(14,676)

Financial activities
Purchase of treasury stock	(389)	—
Issuance of Common Stock and Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	1,016	1,275

Net cash provided by financing activities	627	1,275

Decrease in cash and cash equivalents	$(2,782)	$(10,839)

Cash and cash equivalents at the beginning of the period	$39,919	$39,146

Cash and cash equivalents at the end of the period	$37,137	$28,307

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended March 31, 2003	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2002	27,248	$27		$156,443		$90,772	$476		$247,718
Net income	—	—		—	—	4,267	—	$4,267	4,267
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	101	101	101
Unrealized gain from hedging activities	—	—		—	—	—	95	95	95

Total comprehensive income								$4,463
Issuance of Common Stock upon exercise of stock options by employees	77		(*	526	—	—	—		526
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan by employees	24	(	*	298	—	—	—		298
Purchase of Treasury Stock	(26)	(	*	—	$(389)	—	—		(389)
Issuance of Treasury Stock upon exercise of stock options by employees	20	(	*	—	304	(112)	—		192

Balance at March 31, 2003	27,343	$27		$157,267	$(85)	$94,927	$672		$252,808

Three Months Ended March 31, 2002
Balance at December 31, 2001	26,873	$27		$155,969	$(8,623)	$128,952	$2,652		$278,977
Net income	—	—		—	—	2,690	—	$2,690	2,690
Unrealized loss on available- for-sale marketable securities, net	—	—		—	—	—	(6,152)	(6,152)	(6,152)
Unrealized loss from hedging activities	—	—		—	—	—	(185)	(185)	(185)

Total comprehensive income								$(3,647)
Issuance of Treasury Stock upon exercise of stock options by employees	87	(	*	—	586	(157)	—		429
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan by employees	25	(	*	—	2,075	(1,229)	—		846

Balance at March 31, 2002	26,985	$27		$155,969	$(5,962)	$130,256	$(3,685)		$276,605

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2002.

Disposition of Assets and Combination with Parthus

On November 1, 2002, the Company contributed its DSP cores licensing business (the “Separation”) to Ceva, Inc., one of its then wholly-owned subsidiaries (“Ceva”). Immediately thereafter, Ceva affected a combination (the “Combination”) with Parthus Technologies plc (“Parthus”).

Under the terms of the Separation, the Company transferred the assets and liabilities of its DSP cores licensing business to Ceva in exchange for Ceva common stock. The Company immediately thereafter distributed all of the Ceva common stock it held to the Company’s stockholders of record on October 31, 2002. Ceva then immediately affected the Combination whereby Ceva acquired Parthus and issued Ceva common stock to the former Parthus shareholders pursuant to a scheme of arrangement and the combined company was renamed ParthusCeva, Inc. (“ParthusCeva”). ParthusCeva’s common stock is quoted on the Nasdaq National Market and listed on the London Stock Exchange. As a result of the Separation and Combination, the Company distributed 9,041,851 shares of ParthusCeva’s common stock to its stockholders (representing 50.1% of ParthusCeva after the transactions), and ParthusCeva issued 8,998,887 shares of its common stock to the former Parthus shareholders (representing 49.9% of ParthusCeva after the transactions) and assumed options to purchase approximately 1,644,435 shares of ParthusCeva’s common stock based on Parthus options outstanding as of June 30, 2002. The relative ratio of shares distributed to the Company’s stockholders and issued to the former Parthus shareholders, as well as the other material terms of the transactions, were determined pursuant to arms-length negotiations between the parties. Options to purchase common stock of the Company (the “Common Stock”) outstanding under the Company’s stock option plans were also adjusted as of November 1, 2002 to reflect the distribution of assets to Ceva in connection with the Separation. In accounting for the Separation, the Company recorded in 2002 in its consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows, an amount of $48,428,000 as a deemed dividend-in-kind to its stockholders, representing the carrying amount of its investment in Ceva. This dividend-in-kind consisted of a cash contribution to Ceva in the amount of $40,000,000 and a tax payment of $754,000 recorded in the Company’s consolidated statements of cash flow and a non-cash contribution of prepaid offering expenses, inventory, property and equipment, net of assumed liabilities, in the amount of $7,674,000.

The Company’s financial statements for prior periods, which included the DSP cores licensing business transferred to Ceva, have been reclassified to present the assets, liabilities, results of operations and cash flows of Ceva as discontinued operations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”).

The discontinued operations presented for prior periods included allocations of certain of the Company’s corporate headquarters’ assets, liabilities and expenses related to the DSP cores licensing business.

The net income from discontinued operations included the costs directly attributed to the DSP cores licensing business, including charges for shared facilities as well as functions and services used by the licensing business, costs related to research and development, and sales and marketing expenses. Certain costs and expenses have been allocated based on the management’s estimates of the cost of services provided to the DSP cores licensing business.

During the three months ended March 31, 2003, the Company collected $2.0 million from customers of the DSP cores licensing business that was transferred to Ceva in November 2002, which is included under cash received from discontinued operations in the Company’s condensed consolidated statements of cash flows. As of March 31, 2003, the remaining balance of receivables relating to the transferred DSP cores licensing business to be collected by the Company in future periods is $2.7 million.

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

	March 31, 2003	December 31, 2002
Work-in-process	$2,867	$955
Finished goods	3,423	5,961

	$6,290	$6,916

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net earnings per share further include the effect of dilutive stock options outstanding during the period, all in accordance with SFAS No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net income	$4,267	$2,690
Earnings per share:
Basic	$0.16	$0.10

Diluted	$0.15	$0.10

Net income from continuing operations	$4,267	$2,175

Earnings per share from continuing operations:
Basic	$0.16	$0.08

Diluted	$0.15	$0.08

Net income from discontinued operations	$—	$515

Earnings per share from discontinued operations:
Basic	$—	$0.02

Diluted	$—	$0.02

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share (in thousands)	27,324	26,951

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock) (in thousands)	1,104	1,108

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	28,428	28,059

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of the held-to-maturity securities (in thousands):

	Amortized Cost		Unrealized Gains		Estimated Fair Value
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Obligations of states and political subdivisions	$73,320	$69,006	$720	$825	$74,040	$69,831
Corporate obligations	129,242	127,057	3,031	2,836	132,273	129,893

	$202,562	$196,063	$3,751	$3,661	$206,313	$199,724

The amortized cost of held-to-maturity debt and securities at March 31, 2003, by contractual maturities, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$55,536	$56,147
Due after one year	147,026	150,166

	$202,562	$206,313

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Revenues from the Company’s largest distributor, Tomen Electronics, accounted for 78% and 69% of the Company’s total revenues for the three months ended March 31, 2003 and 2002, respectively. The Company’s future performance will depend, in part, on this distributor to continue to successfully market and sell its products. Furthermore, Tomen Electronics sells the Company’s products to a limited number of customers. One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm the Company’s sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm its sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

Investments in equity securities of traded companies are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company currently owns approximately 4,500,000 shares of AudioCodes’ ordinary shares, which represent approximately 11% of its outstanding shares. As of April 1, 2001, the Company no longer maintains a representative on the AudioCodes’ Board of Directors, and was not involved in any way in AudioCodes’ policy-making processes. Therefore, after April 1, 2001, the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting. As of April 1, 2001, the investment in AudioCodes was reclassified and accounted for as available-for-sale marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At June 30, 2002, an evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with SAB No. 59, “Accounting for Noncurrent Marketable Equity Securities” (“SAB No. 59”). As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795,000, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

The condensed consolidated balance sheet as of March 31, 2003 included an unrealized gain on available-for-sale marketable securities of $645,000, net of unrealized tax expenses of $378,000, in the investment in AudioCodes. As of March 31, 2003, and 2002, the fair market value of the Company’s investment in AudioCodes was approximately $11,750,000 and $15,132,000, respectively.

Tomen Corporation: In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in shares of its Japanese distributor’s parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities. At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tomen stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tomen in the amount of $203,000, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

As of March 31, 2003, and 2002, the fair market value of the Company’s investment in Tomen was approximately $252,000 and $344,000, respectively. The condensed consolidated balance sheets as of March 31, 2003 and 2002, included unrealized loss on available-for-sale marketable securities of $29,000 and $141,000, respectively.

Tower Semiconductor: Tower Semiconductor Ltd. (“Tower”) is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies. In January 2002, the Company invested in Tower common stock for a total consideration of $2,000,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS No. 115. In June 2002, the Company sold 250,000 shares out of its holding in Tower’s common stock for $1,504,000 without any significant capital gain. At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tower common stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tower in the amount of $231,000, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

As of March 31, 2003, the fair market value of the Company’s investment in Tower was approximately $229,000. The condensed consolidated balance sheets as of March 31, 2003 included unrealized loss on available-for-sale marketable securities of approximately $38,000.

NOTE H—SHARE REPURCHASE

In February 2003, the Company repurchased 26,000 shares of Common Stock at an average purchase price of $14.96.

NOTE I—DERIVATIVE INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

During the year, to protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments to employees of the Company’s Israeli subsidiary and from lease payments for our facilities in Israel, both denominated in New Israeli Shekel (NIS), the Company has a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli subsidiary and lease payments for our facilities in Israel for a period of one to twelve months with forward contracts. These forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

As of March 31, 2003 and 2002, the Company recorded a comprehensive income of $95,000 and a loss of $216,000, respectively, resulting from its forward contracts and put options with respect to anticipated payroll and lease payments expected during the next twelve months.

NOTE J—CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties. The Company is unable to foresee the extent to which the claimants will pursue these matters or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

NOTE K—ABORTED OFFERING EXPENSE AND OTHER

In the first quarter of 2002, the Company recorded two unusual expense items amounting to approximately $865,000. An expense of approximately $767,000 was recorded relating to the aborted offering expenses for an initial public offering of the Company’s DSP cores licensing business, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of the Company’s investment in Messagebay, a private company that develops software.

NOTE L—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”). Under APB No. 25, when the exercise price of an employee’s options equals or is higher than the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rate of 1.5% for both 2003 and 2002; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Common Stock of 0.44 for both 2003 and 2002; and a weighted-average expected life of the option of 2.9 years for both 2003 and 2002.

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Three months ended March 31,
	2003	2002
Net income as reported	$4,267	$2,690
Deduct: Stock-based compensation expenses determined under fair value method for all awards, net of related tax effects:	2,373	3,673

Pro forma net income (loss)	$1,894	$(983)

Earnings (loss) per share:
Basic, as reported	$0.16	$0.10

Basic, pro forma	$0.07	$(0.04)

Diluted, as reported	$0.15	$0.10

Diluted, pro forma	$0.07	$(0.04)

Net income from continuing operations as reported	$4,267	$2,175
Deduct: Stock-based compensation expenses related to continuing operations determined under fair value method for all awards, net of related tax effects:	2,375	3,281

	Three months ended March 31,
	2003	2002
Pro forma net income (loss) from continuing operations	$1,894	$(1,106)

Earnings (losses) per share from continuing operations:
Basic, as reported	$0.16	$0.08

Basic, pro forma	$0.07	$(0.04)

Diluted, as reported	$0.15	$0.08

Diluted, pro forma	$0.07	$(0.04)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial section of this Quarterly Report consists of the following management’s discussion of our financial condition and results of operations, and the accompanying condensed consolidated financial statements for the period ended March 31, 2003 and the related notes.

Our business model is relatively straightforward. We are a fabless semiconductor company. We develop, design, market and sell chip-sets that incorporate technologies such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed VoIP hardware and software technologies, to residential telephone equipment manufacturers.

During recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices and communications technologies and speech-processing algorithms. The integration and expansion of various capabilities, features and technologies allow us to better penetrate the residential wireless telephony markets and to take advantage of the three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies incorporated within the telephony products, and (3) the market acceptance of and change of bandwidth for the telephony products from 900MHz to 2.4GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality, as well as, the ability in the future to integrate voice and data in the same device.

In the first quarter of 2003, we witnessed a continual growth in our revenues as well as a growth in our profitability and net income. The revenue growth for the first quarter of 2003, amounting to 37%, was driven mainly by new models of 2.4GHz products shipped by our OEM customers and the initial shipments of a new product with advanced technology that translates Caller ID Text into voice and enables “Talking Caller ID” functionality.

RESULTS OF OPERATIONS

Revenues. Our revenues were $29.1 million for the first quarter of 2003, as compared to $21.1 million for the first quarter of 2002. The revenue increase of 37% in the first quarter of 2003, as compared to the same period in 2002, was primarily due to a strong demand, especially in Japan, for our 2.4 GHz products which were introduced in mid-2002. The growth was also driven by the initial shipments of a new product with advanced technology that translates Caller ID Text into voice and enables a “Talker Caller ID” functionality.

Export sales represented 99% of our product sales revenues for both the three months ended March 31, 2003 and 2002. All export sales are denominated in U.S. dollars.

Revenues from the 2.4GHz products represented 71% of our total revenues for the three months ended March 31, 2003. We believe that sales of this product line will continue to represent a substantial percentage of our revenues in 2003.

Significant Customers. Revenues from one distributor, Tomen Electronics, accounted for 78% and 69% of our total revenues for the three months ended March 31, 2003 and 2002, respectively. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner may harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also harm our sales and results of operations.

Gross Profit. Gross profit as a percentage of total revenues increased to 42% in the first quarter of 2003 from 40% in the first quarter of 2002. The increase was mainly attributed to the initial shipments of our new 2.4GHz products, introduced in mid-2002, that have higher prices and higher margins. The increase in our gross margins in 2003 as compared to 2002 was also attributed to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs, due to technological improvements and continuing improvements in our yield percentages, especially in our RF products, as well as the integration of more semiconductor content in a single system. However, there is no guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our Integrated Digital Telephony (IDT) processors.

Research and Development Expenses. Our research and development expenses increased to $5.1 million in the first quarter of 2003 from $4.9 million in the first quarter of 2002. The increase was primarily attributed to higher levels of salary and subcontracting expenses mainly due to greater number of research and development projects and the introduction of new products. Our research and development expenses as a percentage of total revenues were 18% for the three months ended March 31, 2003 and 23% for the three months ended March 31, 2002. This decrease in research and development expenses as a percentage of total revenues was mainly due to a 37% increase in revenues. Research and development expenses consisted mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools involved with the development work and associated facilities expenses.

Sales and Marketing Expenses. Our sales and marketing expenses increased to $2.3 million in the first quarter of 2003 from $1.9 million in the first quarter of 2002. This increase was attributed mainly to higher sales commissions paid to our representatives and distributors due to the higher levels of revenues for the first quarter of 2003. Our sales and marketing expenses as a percentage of total revenues were 8% for the three months ended March 31, 2003 and 9% for the three months ended March 31, 2002. This slight decrease in sales and marketing expenses as a percentage of total revenues was mainly due to a 37% increase in total revenues for the first quarter of 2003 as compared to the first quarter of 2002. Sales and marketing expenses consisted mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and associated facilities expenses.

General and Administrative Expenses. Our general and administrative expenses were $1.6 million for the three months ended March 31, 2003, as compared to $0.9 million for the three months ended March 31, 2002. The increase was attributed mainly to the fact that we allocated a portion of our general and administrative expenses incurred in the first quarter of 2002 that related to the DSP cores licensing business to the operations of that business which, in anticipation of the transfer of that business to Ceva, Inc., were included under “discontinued operations” in our financial statements for the first quarter of 2002. General and administrative expenses in the first quarter of 2003 as a percentage of total revenues increased slightly to 5%, as compared to 4% in the first quarter of 2002. The slight increase was mainly due to the increase in general and administrative expenses partly offset a 37% increase in total revenues for the first quarter of 2003 as compared to the first quarter of 2002. General and administrative expenses consisted mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal costs, as well as associated facilities expenses.

Unusual items. In the first quarter of 2002, we recorded two unusual expense items amounting to approximately $865,000. An expense of approximately $767,000 was recorded relating to the planning for an initial public offering of our DSP cores licensing business, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of our investment in Messagebay, a private company that develops software.

Interest and Other Income (Expense). Interest and other income and interest and other expenses, net, for the three months ended March 31, 2003 decreased to $1.9 million from $2.6 million for the three months ended March 31, 2002. The decrease was primarily due to the overall lower market interest rates during the three months ended March 31, 2003 and to our lower levels of cash, cash equivalents and marketable securities due to the distribution of $40 million to Ceva as part of the separation and distribution of assets.

Provision for Income Taxes. Our income tax expenses were $874,000 and $313,000 for the three months ended March 31, 2003 and 2002, respectively. The provision for income taxes as a percentage of income before taxes was 17% and 12.5% for the three months ended March 31, 2003 and 2002, respectively. The increase in percentage was mainly a result of a one-time expense in 2002 related to the planning for an initial public offering of our DSP cores licensing business, which did not occur, that created a tax benefit in a high rate tax jurisdiction.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows for a tax holiday for a period of two to four years and a reduced corporate tax rate of

10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting 2005 through to 2013.

Discontinued Operations. On April 4, 2002, we entered into a combination agreement with Ceva and Parthus Technologies plc pursuant to which we agreed to affect a combination of Ceva with Parthus. On November 1, 2002, we contributed our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva and distributed all of the Ceva common stock we held to our stockholders. Immediately afterwards, Parthus was combined with Ceva in exchange for the issuance of additional shares of Ceva common stock. The new combined company was renamed ParthusCeva, Inc.

Our financial statements for previous periods included the DSP cores licensing business that was transferred to Ceva. In anticipation of the consummation of the transfer of the licensing business and the combination of Ceva with Parthus, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as discontinued operations. The assets, liabilities, results of operations and cash flows of the DSP cores licensing business were carved out from our financial statements and are presented as discontinued operations. Our financial statements for the all-previous periods, including the first quarter of 2002, are presented to reflect the operations of the DSP cores licensing business that was transferred to Ceva as discontinued operations. The consolidated financial statements have been carved out using the historical basis of the assets and liabilities and historical results of operations related to the DSP cores licensing business. Additionally, the discontinued operations for previous periods included allocations of certain of our corporate headquarters assets, liabilities and expenses related to the DSP cores licensing business.

The net income from discontinued operations includes costs directly attributed to the DSP cores licensing business. Such costs included charges for shared facilities and functions and services used by the DSP cores licensing business, costs related to research and development, and sales and marketing expenses. The allocation of such costs were based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

Net income from discontinued operations for the three months ended March 31, 2002 was $515,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We have generated $2.6 million of cash from our operating activities during both the three months ended March 31, 2003 and 2002. Our higher net income in the three months ended March 31, 2003 was offset by the increase in accounts receivables during the same period compared to the three months ended March 31, 2002.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2003, we purchased $37.6 million of investments classified as held-to-maturity marketable securities, as compared to $30.0 million during the first three months of 2002. During the same periods, $30.1 million and $17.9 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Our capital equipment purchases for the first three months of 2003, consisting primarily of research and development software and computers, totaled $618,000, as compared to $325,000 for the first three months of 2002. In addition, during the three months ended March 31, 2002, we invested $2.0 million in an independent wafer manufacturer company, Tower Semiconductor Ltd., and the investment was recorded as available-for-sale marketable securities in accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

During the three months ended March 31, 2003, we collected $2.1 million from customers of the DSP cores licensing business that was transferred to Ceva in November 2002, which was included under cash received from discontinued operations in our condensed consolidated statements of cash flows. As of March 31, 2003, our remaining balance of receivables relating to the transferred DSP cores licensing business to be collected in future periods is $2.7 million. The condensed consolidated statements of cash flows for the three months ended March 31, 2002 included cash distributed to discontinued operations in the amount of $254,000. This amount represented the net cash transferred to the DSP cores licensing business during that period and mainly comprised of salaries and bonus payments made in the first quarter of 2002.

Financing Activities. During the three months ended March 31, 2003, we received $1.0 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $1.3 million during the three months ended March 31, 2002.

During the three months ended March 31, 2003, as authorized by our share repurchase program, we repurchased approximately 26,000 shares of our Common Stock at an average purchase price of $14.96 per share for a total aggregate amount of approximately $389,000.

At March 31, 2003, our principal source of liquidity consisted of cash and cash equivalent totaling approximately $37.1 million and marketable securities of approximately $202.6 million. Our working capital at March 31, 2003 was approximately $85.2 million.

We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for at least the next twelve months.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all. See “Factors Affecting Future Operating Results—We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2003. However, due to the volatility in the exchange rate of the New Israeli Shekel (NIS) versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, during the year, to protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments to employees of our Israeli subsidiary and from lease payments for our facilities in Israel, which are denominated in NIS, we have a foreign currency cash flow hedging program.

These option contracts are designated as cash flow hedges, as defined by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses.

As of March 31, 2003 and 2002, we recorded a comprehensive income of $95,000 and loss of $216,000, respectively, resulting from our forward contracts and put options with respect to anticipated payroll and lease payments denominated in NIS during the next twelve months.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues from our Japanese distributor, Tomen Electronics, accounted for 78% of our total revenues for the three months ended March 31, 2003. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner will materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win,” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors outside of our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

The continuing worldwide economic slowdown and related uncertainties may adversely impact our revenues and profitability.

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. If these unfavorable economic conditions continue, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industry. In addition, the events of September 11, 2001, subsequent international conflicts and terrorist acts, new developments with the Iraqi conflict and the SARS epidemic can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Sales of our Integrated Digital Telephony (IDT) products comprised 91% of our total revenues for the three months ended March 31, 2003. Specifically, sales of our 2.4GHz products comprised 71% of our total revenues for the three months ended March 31, 2003, and we expect that our 2.4GHz products will continue to account for a substantial portion of our revenues in 2003. As a result, any adverse change in the IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. We have and will continue to face competition from products that may be equivalent or superior to our own products or that the market perceives to be more attractive. Also, it is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprised 91% of our total revenues for the three months ended March 31, 2003. We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors.

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

We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended March 31, 2003. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2003, 114 of our 157 employees were located in Israel, including 67 out of 89 of our research and development personnel. In addition, although we were incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment. Although they have not done so to date, these restrictive laws and policies may have an adverse impact on our operating results, financial condition or expansion of our business.

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

Our IDT speech processor products require an external component in the finished product to provide Analog Random Access Memory circuits (ARAMs) and flash memory which are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations. In addition, some of the raw materials, components and subassemblies included in the end products manufactured by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary components are available for their end products.

We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.

We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Further, once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include National Semiconductor, Philips and Infineon. Our principal competitors in the Voice-over-Packet market include Telogy Network (a Texas Instruments Company), GlobalVirata, AudioCodes, Texas Instruments, Broadcom, Infineon and Oki Electronic. Our principal competitors with respect to digital speech compression technologies include AT&T and Motorola.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended March 31, 2003. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our facilities in Israel. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. We will require us to expend greater research and development resources, and may be required to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our IDT products, this effort may not continue to be successful. Also, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

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

New developments related to the Iraqi conflict and future terrorist attacks may negatively impact all aspects of our operations, revenues, costs and stock price.

New developments related to the Iraqi conflict and future events occurring in response to or in connection with them, including future terrorist attacks against United States targets, or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations. We may experience delays or losses in the delivery of wafer supplies to us and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

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

Within the 90-days prior to the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

(1)	Exhibit 10.33. Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel

(b)	Reports on Form 8-K.

(1)	The Company filed on January 13, 2003 an Amendment No. 1 to Current Report on Form 8-K dated November 12, 2002 to include required pro forma financial information of the Company in connection with the combination of Ceva, Inc. with Parthus Technologies plc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 9, 2003	By:	/s/ MOSHE ZELNIK
Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Eliyahu Ayalon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DSP Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ MOSHE ZELNIK
Moshe Zelnik Chief Financial Officer