Form 10-Q
period 2003-06-30
DSP GROUP INC /DE/
filed 2003-08-14
CIK 915778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

As of August 1, 2003, there were 28,339,466 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,749	$39,919
Marketable securities	54,170	45,371
Trade receivables, less allowance for returns of $123 in June 30, 2003 and December 31, 2002 and for doubtful accounts of $377 in June 30, 2003 and $339 in December 31, 2002	11,684	4,873
Deferred income taxes	1,685	1,685
Other accounts receivable and prepaid expenses	1,666	1,352
Inventories	8,029	6,916
Assets of discontinued operations	1,453	4,737

Total current assets	124,436	104,853

PROPERTY AND EQUIPMENT, NET	4,668	4,690

LONG-TERM ASSETS:
Long-term marketable securities	150,176	150,692
Investments in equity securities of traded companies	21,213	12,031
Long-term prepaid expenses and lease deposits	434	386
Severance pay fund	2,066	1,616
Goodwill	5,804	5,804
Other intangible assets	2,383	—

Total long-term assets	182,076	170,529

Total assets	$311,180	$280,072

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$8,811	$6,745
Accrued compensation and benefits	5,886	4,556
Income taxes payable	9,173	7,328
Accrued expenses and other accounts payable	14,868	9,668

Total current liabilities	38,738	28,297

LONG-TERM LIABILITIES:
Accrued severance pay	2,115	1,686
Deferred income taxes	5,524	2,371
Other long-term liabilities	1,421	—

Total long-term liabilities	9,060	4,057

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value:
Authorized shares – 5,000,000 as of June 30, 2003 and December 31, 2002; Issued and outstanding shares – none as of June 30, 2003 and December 31, 2002	—	—
Common Stock, $0.001 par value:
Authorized shares – 50,000,000 as of June 30, 2003 and December 31, 2002; Issued and outstanding shares – 27,475,880 as of June 30 2003 and 27,247,947 as of December 31, 2002	27	27
Additional paid-in capital	161,513	156,443
Treasury Stock	(5,579)	—
Accumulated other comprehensive income	7,041	476
Retained earnings	100,380	90,772

Total stockholders’ equity	263,382	247,718

Total liabilities and stockholders’ equity	$311,180	$280,072

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(US dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Product revenues and other	$38,550	$31,899	$67,561	$53,025
Cost of product revenues and other	21,206	19,154	37,983	31,766
Gross profit	17,344	12,745	29,578	21,259
Operating expenses:
Research and development	5,578	4,975	10,698	9,879
Sales and marketing	2,871	2,541	5,187	4,477
General and administrative	1,526	985	3,107	1,915
Aborted spin-off expenses and other	—	—	—	865
In-process research and development write-off	2,727	—	2,727	—
Total operating expenses	12,702	8,501	21,719	17,136
Operating income	4,642	4,244	7,859	4,123
Other income
Interest and other income, net	1,909	2,541	3,833	5,150
Income after financial and other	6,551	6,785	11,692	9,273
Impairment of available-for-sale marketable securities	—	(9,815)	—	(9,815)
Capital gains	241	—	241	—
Income (loss) before provision for income tax	6,792	(3,030)	11,933	(542)
Provision (benefit) for (from) income taxes	1,305	(2,112)	2,179	(1,799)
Net income (loss) from continued operations	5,487	(918)	9,754	1,257
Net income from discontinued operations	—	995	—	1,510
Net income	$5,487	$77	$9,754	$2,767
Net earnings (loss) per share for continued operations:
Basic	$0.20	$(0.04)	$0.36	$0.04
Diluted	$0.19	$(0.04)	$0.34	$0.04
Net earnings per share for discontinued operations:
Basic	$0.00	$0.04	$0.00	$0.06
Diluted	$0.00	$0.04	$0.00	$0.06
Net earnings per share (combined):
Basic	$0.20	$0.00	$0.36	$0.10
Diluted	$0.19	$0.00	$0.34	$0.10
Shares used in per share computations:
Basic	27,541	27,035	27,432	26,993
Diluted	29,459	27,896	28,944	27,946

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(US dollars in thousands)

	Six Months Ended June 30,

	2003	2002

Net cash provided by operating activities	$14,192	$9,443
Investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(84,273)	(37,487)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	74,588	63,747
Purchases of property and equipment	(1,248)	(994)
Proceeds from sale of property and equipment	—	11
Investment in available-for-sale marketable securities	—	(2,000)
Proceeds from sale of available-for-sale marketable securities	508	1,504
Cash received from (contributed to) discontinued operation	3,284	(4,393)
Investment in Teleman Multimedia Inc. assets	(2,100)	—
Net cash provided by (used in) investing activities	(9,241)	20,388
Financial activities
Issuance of Common Stock & Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	5,321	1,992
Purchase of Treasury Stock	(4,442)	—
Net cash provided by financing activities	879	1,992
Increase in cash and cash equivalents	$5,380	$31,823
Cash and cash equivalents at beginning of period	$39,919	$39,146
Cash and cash equivalents at end of period	$45,749	$70,969

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity

Three Months Ended June 30, 2003
Balance at March 31, 2003	27,343	$27		$157,267	$(85)	$94,927	$672		$252,808
Net income	—	—		—	—	5,487	—	$5,487	5,487
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	5,923	5,923	5,923
Unrealized gain from hedging activities, net	—	—		—	—	—	446	446	446

Total comprehensive income								$11,856
Issuance of Common Stock upon exercise of stock options by employees	387		(*	4,246	—	—	—		4,246
Purchase of Treasury Stock	(260)		(*	—	(5,587)	—	—		(5,587)
Issuance of Treasury Stock upon exercise of stock options by employees	6		(*	—	93	(34)	—		59

Balance at June 30, 2003	27,476	$27		$161,513	$(5,579)	$100,380	$7,041		$263,382

Three Months Ended June 30, 2002

Balance at March 31, 2002	26,985	$27		$155,969	$(5,962)	$130,256	$(3,685)		$276,605
Net income	—	—		—	—	77	—	$77	77
Unrealized gain on available- for-sale marketable securities, net	—	—		—	—	—	3,337	3,337	3,337

Unrealized gain from hedging activities, net	—	—		—	—	—	148	148	148

Total comprehensive income								$3,562
Issuance of Treasury Stock upon exercise of stock options by employees	74		(*	—	1,753	(1,036)	—		717

Balance at June 30, 2002	27,059	$27		$155,969	$(4,209)	$129,297	$(200)		$280,884

See notes to condensed consolidated financial statements.

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity

Six Months Ended June 30, 2003
Balance at December 31, 2002	27,248	$27		$156,443		$90,772	$476		$247,718
Net income	—	—		—	—	9,754		$9,754	9,754
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	6,024	6,024	6,024
Unrealized gain from hedging activities, net	—	—		—	—	—	541	541	541

Total comprehensive income								$16,319
Issuance of Common Stock upon exercise of stock options by employees	464		(*	4,772	—	—	—		4,772
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan by employees	24		(*	298	—	—	—		298
Purchase of Treasury Stock	(286)		(*	—	(5,976)	—	—		(5,976)
Issuance of Treasury Stock upon exercise of stock options by employees	26		(*	—	397	(146)	—		251

Balance at June 30, 2003	27,476	$27		$161,513	$(5,579)	$100,380	$7,041		$263,382

Six Months Ended June 30, 2002
Balance at December 31, 2001	26,873	$27		$155,969	$(8,623)	$128,952	$2,652		$278,977
Net income	—	—		—	—	2,767	—	$2,767	2,767
Unrealized loss on available- for-sale marketable securities, net	—	—		—	—		(2,815)	(2,815)	(2,815)
Unrealized loss from hedging activities	—	—		—	—		(37)	(37)	(37)

Total comprehensive income								$(85)
Issuance of Treasury Stock upon exercise of stock options by employees	161		(*	—	2,339	(1,193)	—		1,146
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan by employees	25		(*	—	2,075	(1,229)	—		846

Balance at June 30, 2002	27,059	$27		$155,969	$(4,209)	$129,297	$(200)		$280,884

(*            Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for any future quarter or the year ending December 31, 2003. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2002.

Acquisition of Teleman Multimedia Inc.

During the second quarter of 2003, the Company entered into an asset purchase agreement with its wholly-owned Israeli subsidiary, DSP Group Limited, and Teleman Multimedia Inc. (“Teleman”), a U.S. corporation, pursuant to the terms of which DSP Group Limited acquired substantially all of the assets of Teleman. Teleman, founded in 1998, has developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The Teleman silicon platform supports compression standards such as MPEG4, JPEG and H263.

The assets purchased by DSP Group Limited consisted of property and equipment, and other assets (including intangible assets such as workforce, intellectual property and contractual rights) used by Teleman in the conduct of its business.

The consideration for the assets purchased from Teleman consisted of cash in an aggregate amount of $5,000,000 and transaction expenses in the amount of approximately $250,000. The consideration is to be paid in three installments as follows:  $2,100,000 on May 16, 2003, the closing date of the acquisition, $1,450,000 on May 16, 2004, and $1,450,000 on May 16, 2005.  The latter two installments were recorded at fair value of $1,435,000 and $1,421,000, respectively. The amount of consideration was determined based upon arm’s-length negotiations between the Company, on the one hand, and Teleman and Teleman’s shareholders, on the other hand. In addition, the Company hired 10 engineers that were previously employed by Teleman.

Based upon an independent valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Teleman’s assets as follows (unaudited):

Tangible assets acquired	$25,000
Intangible assets:
In process research and development	2,727,000
Patents	1,884,000
Workforce	570,000

Total	$5,206,000

The value assigned to tangible and intangible assets and liabilities was determined as follows:

1.

To determine the value of the Company’s net fixed assets, the cost approach was used, which requires that the assets in question be restated to their market values. Per estimation made by an independent appraisal, the book values of the assets were determined to be reasonable proxies for their market values.

2.

The estimated fair value of the acquired in-process research and development technology that had not yet reached technological feasibility and had no alternative future use amounted to $2,727,000. Technological feasibility or commercial viability of these projects was established at the acquisition date. Accordingly, these amounts were immediately expensed in the Company’s consolidated statement of operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”  The value of in-process research and development was determined based on the income approach as well as on the cost approach (i.e. focuses on the income or cash flow producing capability of the asset in question, or the saving attributable to the ownership of the asset).

3.

The value assigned to the patents and know-how amounted to $1,884,000, which will be amortized over a period of 4 years, and was determined based on the income approach. The amount amortized during the second quarter of 2003 was $55,000.

4.

The value assigned to the workforce in place amounted to $570,000, which will be amortized over a period of 4 years, and was determined based on the cost approach. The amount amortized during the second quarter of 2003 was $17,000.

Disposition of Assets and Combination with Parthus

On November 1, 2002, the Company contributed its DSP cores licensing business (the “Separation”) to Ceva, Inc., one of its then wholly-owned subsidiaries (“Ceva”).  Immediately thereafter, Ceva affected a combination (the “Combination”) with Parthus Technologies plc (“Parthus”).

Under the terms of the Separation, the Company transferred the assets and liabilities of its DSP cores licensing business to Ceva in exchange for Ceva common stock.  The Company immediately thereafter distributed all of the Ceva common stock it held to the Company’s stockholders of record on October 31, 2002.  Ceva then immediately affected the Combination whereby Ceva acquired Parthus and issued Ceva common stock to the former Parthus shareholders pursuant to a scheme of arrangement and the combined company was renamed ParthusCeva, Inc. (“ParthusCeva”).  ParthusCeva’s common stock is quoted on the Nasdaq National Market and listed on the London Stock Exchange.  As a result of the Separation and Combination, the Company distributed 9,041,851 shares of ParthusCeva common stock to its stockholders (representing 50.1% of ParthusCeva after the transactions), and ParthusCeva issued 8,998,887 shares of its common stock to the former Parthus shareholders (representing 49.9% of ParthusCeva after the transactions) and assumed options to purchase approximately 1,644,435 shares of ParthusCeva common stock based on Parthus options outstanding as of June 30, 2002.  The relative ratio of shares distributed to the Company’s stockholders and issued to the former Parthus shareholders, as well as the other material terms of the transactions, were determined pursuant to arms-length negotiations between the parties.  Options to purchase common stock of the Company (the “Common Stock”) outstanding under the Company’s stock option plans were also adjusted as of November 1, 2002 to reflect the distribution of assets to Ceva in connection with the Separation.  In accounting for the Separation, the Company recorded in 2002 in its consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows, an amount of $48,428,000 as a deemed dividend-in-kind to its stockholders, representing the carrying amount of its investment in Ceva.  This dividend-in-kind consisted of a cash contribution to Ceva in the amount of $40,000,000 and a tax payment of $754,000 recorded in the Company’s consolidated statements of cash flow and a non-cash contribution of prepaid offering expenses, inventory, property and equipment, net of assumed liabilities, in the amount of $7,674,000.

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

During the six months ended June 30, 2003, the Company collected approximately $3.3 million from customers of the DSP cores licensing business that it transferred to Ceva in November 2002.  This amount was included under cash received from discontinued operations in the Company’s condensed consolidated statements of cash flows.  As of June, 2003, the remaining net balance of receivables relating to the transferred DSP cores licensing business to be collected by the Company in future periods is approximately $1.5 million.

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

	June 30, 2003	December 31, 2002

	Unaudited	Audited
Work-in-process	$3,862	$955
Finished goods	4,167	5,961

	$8,029	$6,916

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net earnings per share further include the effect of dilutive stock options outstanding during the period, all in accordance with SFAS No. 128, “Earnings per Share.”  The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	Unaudited
Net income	$5,487	$77	$9,754	$2,767
Earnings per share:
Basic	$0.20	$0.00	$0.36	$0.10
Diluted	$0.19	$0.00	$0.34	$0.10
Net income from continuing operations	5,487	(918)	9,754	1,257
Earnings per share from continuing operations:
Basic	$0.20	$(0.04)	$0.36	$0.04
Diluted	$0.19	$(0.04)	$0.34	$0.04
Net income from discontinued operations	—	995	—	1,510
Earnings per share from discontinued operations:
Basic	$0.00	$0.04	$0.00	$0.06
Diluted	$0.00	$0.04	$0.00	$0.06
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	27,541	27,035	27,432	26,993
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	1,918	861	1,512	953

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	29,459	27,896	28,944	27,946

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of the held-to-maturity securities (in thousands):

	Amortized Cost		Unrealized Gains		Estimated Fair Value

	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002

Obligations of states and political subdivisions	$73,042	$69,006	$703	$825	$73,745	$69,831
Corporate obligations	131,304	127,057	3,447	2,836	134,751	129,893

	$204,346	$196,063	$4,150	$3,661	$208,496	$199,724

The amortized cost of held-to-maturity debt and securities at June 30, 2003, by contractual maturities, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$54,170	$54,689
Due after one year	150,176	153,807

	$204,346	$208,496

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives.  Revenues from the Company’s largest distributor, Tomen Electronics, accounted for 82% and 78% of the Company’s total revenues for the three months ended June 30, 2003 and 2002, respectively.  Additionally, Tomen Electronics accounted for 80% and 75% of the Company’s total revenues for the six months ended June 30, 2003 and 2002, respectively.  The Company’s future performance will depend, in part, on this distributor to continue to successfully market and sell its products.  Furthermore, Tomen Electronics sells the Company’s products to a limited number of customers.  One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales.  The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm the Company’s sales and results of operations.  Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm its sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

Investments in equity securities of traded companies are comprised of:

AudioCodes, Ltd.:  AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks.  The Company currently owns approximately 4,500,000 shares of AudioCodes’ ordinary shares, which represent approximately 12% of its outstanding capital stock.  Since April 1, 2001, the Company has not maintained a representative on AudioCodes’ Board of Directors, and has not been involved in any way in AudioCodes’ policy-making processes.  Therefore, after April 1, 2001, the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting.  As of April 1, 2001, the investment in AudioCodes was reclassified and accounted for as available-for-sale marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At June 30, 2002, an evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities” (“SAB No. 59”).  As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795,000, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

The condensed consolidated balance sheet as of June 30, 2003 included an unrealized gain on available-for-sale marketable securities of $6,308,000, net of unrealized tax expenses of $3,705,000, related to the Company’s investment in AudioCodes which represented an increase in the market value of AudioCodes’ ordinary shares. As of June 30, 2003, and December 31, 2002, the fair market value of the Company’s investment in AudioCodes was approximately $20,740,000 and $11,483,000, respectively.

Tomen Corporation:  In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in shares of its Japanese distributor’s parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship.  Tomen’s ordinary shares are traded on the Japanese stock exchange.  The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities.

At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tomen’s ordinary shares was other than temporary in accordance with SAB No. 59.  As a result, the Company recognized a loss in its investment in Tomen in the amount of $203,000, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

The condensed consolidated balance sheet as of June 30, 2003 included unrealized gain on available-for-sale marketable securities of $192,000 which represented an increase in the market value of Tomen’s ordinary shares. As of June 30, 2003, and December 31, 2002, the fair market value of the Company’s investment in Tomen was approximately $473,000 and $281,000, respectively.

Tower Semiconductor:  Tower Semiconductor Ltd. (“Tower”) is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies. In January 2002, the Company invested in Tower’s common stock for a total consideration of $2,000,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS No. 115.

In June 2002, the Company sold 250,000 shares of Tower’s common stock for $1,504,000 without any significant capital gain. At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tower’s common stock was other than temporary in accordance with SAB No. 59.  As a result, the Company recognized a loss in its investment in Tower in the amount of $231,000, which was recorded as impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

In May 2003, the Company sold the remaining 82,945 shares of Tower’s common stock for $508,000. As a result, the Company recorded capital gain in the amount of $241,000 in its financial statements for the six months period ended June 30, 2003.

NOTE H—SHARE REPURCHASE

In June 2003, the Company repurchased 260,000 shares of Common Stock at an average purchase price of $21.49 per share.

See also Note N.

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

During the year, to protect against the increase in value of forecasted foreign currency cash flows resulting from salary payments to employees of the Company’s Israeli subsidiary and from lease payments for the Company’s facilities in Israel, both denominated in New Israeli Shekel (NIS), the Company has a foreign currency cash flow hedging program.  The Company hedges portions of the anticipated payroll of its Israeli subsidiary and lease payments for its facilities in Israel for a period of one to twelve months with forward contracts and put options.  These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

During the six months ended June 30, 2003 and 2002, the Company recorded a comprehensive income of $541,000 and a comprehensive loss of $37,000, respectively, resulting from its forward contracts and put options with respect to anticipated payroll and lease payments expected during the next six months.

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

NOTE K—ABORTED OFFERING EXPENSE AND OTHER

In the first quarter of 2002, the Company recorded two unusual expense items in the amount of approximately $865,000. An expense of approximately $767,000 was recorded related to the aborted offering expenses for an initial public offering of the Company’s DSP cores licensing business, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of the Company’s investment in Messagebay, a private company that develops software.

NOTE L—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No.  44”) in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

Under Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”), pro forma information regarding net income and net earnings per share is required, and is determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black Scholes Option Valuation Model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	Unaudited
Risk free interest	1%	1.5%	1%	1.5%
Dividend yields	0%	0%	0%	0%
Volatility	0.264	0.442	0.264	0.442
Expected life	2.9	2.9	2.9	2.9
Pro forma information under SFAS No. 123:
Net income as reported	$5,487	$77	$9,754	$2,767

Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,184	$3,299	$4,557	$6,972

Pro forma net income (loss)	$3,303	$(3,222)	$5,197	$(4,205)

Basic earnings per share, as reported	$0.20	$0.00	$0.36	$0.10

Pro forma basic earnings (loss) per share	$0.12	$(0.12)	$0.19	$(0.16)

Diluted earnings per share, as reported	$0.19	$0.00	$0.34	$0.10

Pro forma diluted earnings (loss) per share	$0.11	$(0.12)	$0.18	$(0.15)

Net income from continuing operations as reported	$5,487	$(918)	$9,754	$1,257

Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,033	$2,892	$4,217	$6,113

Pro forma net income (loss)	$3,454	$(3,810)	$5,537	$(4,856)

Basic earnings (loss) per share, as reported	$0.20	$(0.04)	$0.36	$0.04

Pro forma basic earnings (loss) per share	$0.13	$(0.14)	$0.20	$(0.18)

Diluted earnings (loss) per share, as reported	$0.19	$(0.04)	$0.34	$0.04

Pro forma diluted earnings (loss) per share	$0.12	$(0.14)	$0.19	$(0.18)

NOTE M—NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest.  Then, for entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns.  FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required.  The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 will have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE N— SUBSEQUENT EVENTS

During July 2003, the Company purchased an additional 360,000 shares of Common Stock for an aggregate consideration of approximately $7.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial section of this Quarterly Report consists of the following management’s discussion of our financial condition and results of operations, and the accompanying condensed consolidated financial statements for the six and the three months periods ended June 30, 2003 and the related notes.

Our business model is relatively straightforward.  We are a fabless semiconductor company.  We develop, design, market and sell chip-sets that incorporate technologies such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and VoIP hardware and software technologies, mainly to residential telephone equipment manufacturers and other original equipment manufacturers (OEMs) in the wireless residential markets.

During recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets.  The key factor that enabled us to grow our business over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices and communications technologies and speech-processing algorithms.  The integration and expansion of various capabilities, features and technologies allow us to better penetrate the residential wireless telephony markets and to take advantage of the three trends in the market:  (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies incorporated within the telephony products, and (3) the market acceptance of and change of bandwidth for the telephony products from 900 MHz to 2.4 GHz technologies.  Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality, as well as, the ability in the future to integrate voice and data in the same device.

During both the first and the second quarter of 2003, we witnessed a continued growth in our revenues as well as a growth in our profitability and net income. Our revenue growth for the second quarter of 2003, which amounted to an increase of 21% from the same period in 2002, was driven mainly by new models of 2.4 GHz products shipped by our OEM customers that incorporated our chip-sets.  Of the 2.4 GHz products shipped that incorporated our chip-sets, two are products sold to new customers, both are companies with well-established consumer electronic brands, and one product is a new brand of an existing customer.  The introduction of new advanced technology and the successful implementation of yield enhancement and cost optimization resulted in increased gross margins of 45% as a percentage of revenues, as compared to 40% as a percentage of revenues for the same period in 2002, as well as significant improvement in our operating profit for the second quarter of 2003.

During the second quarter of 2003, we entered into an asset purchase agreement with our wholly-owned Israeli subsidiary, DSP Group Limited, and Teleman Multimedia Inc. (“Teleman”), a U.S. corporation, pursuant to the terms of which DSP Group Limited acquired substantially all of the assets of Teleman for a total consideration of $5.0 million plus transaction expenses. In addition, we hired 10 engineers that were previously employed by Teleman. Teleman, founded in 1998, has developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The Teleman silicon platform supports compression standards such as MPEG4, JPEG and H263.  The acquisition of Teleman’s video technologies provides us with an array of multimedia applications.  We believe that the technology acquired from Teleman, combined with our leading voice, data and communications technologies, will enable us to continue to advance our technologies and further develop our business in the years to come. Our first line of video products, which is anticipated to be introduced in 2004 will enable the compression and decompression of video signals and may be incorporated into a variety of applications.  Our future lines of products will integrate video, voice, data and communication technologies and help us strengthen our position as a leading supplier of multimedia communication products.

RESULTS OF OPERATIONS

Total Revenues.  Our total revenues were $38.6 million for the second quarter of 2003, as compared to $31.9 million for the second quarter of 2002. The revenue increase of 21% in the second quarter of 2003, as compared to the same period in 2002, was primarily due to a strong demand, especially in Japan, for our 2.4 GHz products.  Of the new 2.4 GHz products shipped that incorporated our chip-sets, two are products from well-established consumer electronic brands.  Total revenues for the first half of 2003 increased to $67.6 million from $53.0 million for the same period in 2002. This increase of 27% was primarily as a result of strong demand, especially from our OEMs in Japan, for our 2.4 GHz single handset products as well as 2.4 GHz multi handset products.

Export sales represented 99% of our product sales revenues for both the three and six months ended June 30, 2003 and 2002. All export sales are denominated in U.S. dollars.

Revenues from our 2.4 GHz products represented 764% and 79% of our total revenues for the six and the three months ended June 30, 2003, respectively. We believe that sales of this product line will continue to represent a substantial percentage of our revenues in 2003.

Significant Customers.  Revenues from one distributor, Tomen Electronics, accounted for 82% and 78% of our total revenues for the three months ended June 30, 2003 and 2002, respectively. Additionally, Tomen Electronics, accounted for 80% and 75% of our total revenues for the six months ended June 30, 2003 and 2002, respectively.  The increase in revenues attributed to Tomen Electronics for both the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, was primarily due to a higher volume of sales made by them in Japan. Tomen Electronics sells our products to a limited number of customers.  One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales.  The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner may harm our sales and results of operations.  Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also harm our sales and results of operations.

Gross Profit.  Gross profit as a percentage of total revenues increased to 45% for the second quarter of 2003 from 40% for the second quarter of 2002.  Gross profits as a percentage of total revenues increased to 44% for the six months ended June 30, 2003 from 40% for the same period in 2002. The increase in our gross margins in 2003 as compared to 2002 was primarily due to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs, as a result of technological improvements and continuing improvements in our yield percentages, especially in our RF products, as well as the integration of more semiconductor content in a single system. The reduction in manufacturing costs was partly a result of extensive cost reduction in the testing portion of the manufacturing process that was implemented by our testing team.  However, there is no guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices.

Research and Development Expenses.  Our research and development expenses increased to $5.6 million for the second quarter of 2003 from $5.0 million for the second quarter of 2002. For the first half of 2003, research and development expenses increased to $10.7 million from 9.9 million for the same period in 2002. The increase was primarily attributed to higher levels of salary expenses mainly due to greater number of research and development employees and increased allocated facilities expenses. As of June 30, 2003, we had 109 research and development employees as compared to 82 such employees as of June 30, 2002.  Research and development expenses for the second quarter of 2003 included expenses in the amount of $72,000 related to the amortization of workforce and patents acquired from Teleman in May 2003.  Our research and development expenses as a percentage of total revenues were 14% and 16% for the three months ended June 30, 2003 and 2002, respectively, and 16% and 19% for the six months ended June 30, 2003 and 2002, respectively.  This slight decrease in research and development expenses as a percentage of total revenues was mainly due to the increase in revenues.  Research and development expenses consisted mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools involved in the development work and associated facilities expenses.

Sales and Marketing Expenses.  Our sales and marketing expenses increased to $2.9 million in the second quarter of 2003 from $2.5 million in the second quarter of 2002.  For the six months ended June 30, 2003, sales and marketing expenses were $5.2 million as compared to $4.5 million for the same period in 2002.  The slight increase for both comparative periods was primarily attributed to higher sales commissions paid to our representatives and distributors due to the higher levels of revenues for both the three month and six month ended June 30, 2003, and to higher sales and marketing expenses incurred by our European subsidiary located in Scotland which began its operations in the beginning of 2003. Our sales and marketing expenses as a percentage of total revenues were 7% and 8% for both the three months ended June 30, 2003 and 2002, respectively, and 8% for the six months ended June 30, 2003 and 2002. Sales and marketing expenses consisted mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and associated facilities expenses.

General and Administrative Expenses.  Our general and administrative expenses were $1.5 million for the three months ended June 30, 2003, as compared to $1.0 million for the three months ended June 30, 2002. For the first half of 2003, general and administrative expenses were $3.1 million compared to $1.9 million for the same period in 2002. The increase was attributed mainly to the fact that we allocated a portion of our general and administrative expenses incurred during the second quarter of 2002, as well as those expenses incurred during the first half of 2002, that related to the DSP cores licensing business, to the operations of that business. Those expenses, in anticipation of the transfer of that business to Ceva, Inc., were included under “discontinued operations” in our financial statements.  General and administrative expenses as a percentage of total revenues were 4% and 3% for the three months ended June 30, 2003 and 2002, respectively, and 5% and 4% for the six months ended June 30, 2003 and 2002, respectively.  General and administrative expenses consisted mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal costs, as well as associated facilities expenses.

In-Process Research and Development Write-off.  During the second quarter of 2003, we recorded a one-time expense item in the amount of approximately $2.7 million related to the write–off of in-process research and development resulting from the Teleman acquisition.  This amount represented research and development expenses related to technologies that did not reach technological feasibility and for which there was no future alternative use, as determined on the acquisition date.

Aborted Spin-Off and Other Expenses. During the first quarter of 2002, we recorded two unusual expense items in the amount of approximately $865,000. An expense of approximately $767,000 was recorded related to the planning for an initial public offering of our DSP cores licensing business, which did not occur. Those expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded to reflect the write-off of all of our investment in Messagebay, a private company that develops software.

Interest and Other Income.  Interest and other income, net, for the three months ended June 30, 2003 decreased to $1.9 million from $2.5 million for the three months ended June 30, 2002 and decreased to $3.8 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002.  The decrease for both comparative periods was primarily due to the overall lower market interest rates during the three and the six months ended June 30, 2003 and to our lower levels of cash, cash equivalents and marketable securities due to the distribution of $40.0 million to Ceva as part of the separation and distribution of assets in connection with the transfer of our DSP cores licensing business.

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

Capital Gain.In May 2003, we sold the remaining 82,945 shares of Tower Semiconductor’s common stock for $508,000. As a result, we recorded a capital gain in the amount of $241,000.

Provision (Benefit) for (from) Income Taxes.  Our tax provision for the second quarter of 2003 and for the first half of 2003 was $1.3 million and $2.2 million, respectively. Our tax provision for the second quarter of 2002 and for the first half of 2002 was $1.4 million and $1.7 million, respectively.  In addition, we recorded tax benefit in the second quarter of 2002 and in the first half of 2002 in the amount of $3.5 million related to the impairment of our investment in AudioCodes’ ordinary shares.  The provision for income taxes as a percentage of income before taxes was 19% for the three months ended June 30, 2003.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans.  Approved Enterprise status allows DSP Group Ltd. to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income.  The tax benefits under these investment plans are scheduled to expire starting 2005 through 2013.

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

Our financial statements for previous periods included the DSP cores licensing business that was transferred to Ceva.  In anticipation of the consummation of the transfer of the licensing business and the combination of Ceva with Parthus, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as discontinued operations.  The assets, liabilities, results of operations and cash flows of the DSP cores licensing business were carved out from our financial statements and are presented as discontinued operations.  Our financial statements for the all-previous periods, including the first and the second quarter of 2002, were presented to reflect the operations of the DSP cores licensing business that were transferred to Ceva as discontinued operations.  The consolidated financial statements have been carved out using the historical basis of the assets and liabilities and historical results of operations related to the DSP cores licensing business. Additionally, the discontinued operations for previous periods included allocations of certain of our corporate headquarters assets, liabilities and expenses related to the DSP cores licensing business.

The net income from discontinued operations included costs directly attributed to the DSP cores licensing business.  Such costs included charges for shared facilities and functions and services used by the DSP cores licensing business, costs related to research and development, and sales and marketing expenses.  The allocation of such costs were based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

Net income from discontinued operations for the three and the six months ended June 30, 2002 was $1.0 million and $1.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.  We have generated $14.2 million and $9.4 million of cash from our operating activities during the six months ended June 30, 2003 and 2002, respectively. The increase in cash resulting from operating activities resulted mainly from higher net income for the six months ended June 30, 2003.

Investing Activities.  We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2003, we purchased $84.3 million of investments classified as held-to-maturity marketable securities, as compared to $37.5 million during the first six months of 2002. During the same periods, $74.6 million and $63.7 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Our capital equipment purchases for the first six months of 2003, consisting primarily of research and development software and computers, totaled $1.2 million, as compared to $1.0 million for the first six months of 2002. In addition, during the six months ended June, 2002, we invested $2.0 million in an independent wafer manufacturer company, Tower Semiconductor Ltd., and the investment was recorded as available-for-sale marketable securities in accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

Proceeds from sales of Tower Semiconductor’s common stock during the six months periods ended June 30, 2003 and 2002 were $0.5 million and $1.5 million, respectively.

During the six months ended June 30, 2003, we collected approximately $3.3 million from customers of the DSP cores licensing business that was transferred to Ceva in November 2002.  This amount was included under cash received from discontinued operations in our condensed consolidated statements of cash flows.  As of June 20, 2003, our remaining balance of receivables relating to the transferred DSP cores licensing business to be collected in future periods is approximately $1.5 million. The condensed consolidated statements of cash flows for the six months ended June 30, 2002 included cash distributed to discontinued operations in the amount of approximately $4.4 million.  This amount represented the net cash transferred to the DSP cores licensing business during that period.

As part of our acquisition of Teleman’s assets for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $2.1 million during the period ended June 30, 2003.  We are obligated to make two additional payments of $1.45 million each on May 16, 2004 and May 16, 2005.

Financing Activities.  During the six months ended June 30, 2003, we received $5.3 million upon the exercise of employee stock options and through purchases made by our employees pursuant to our employee stock purchase plan, as compared to $1.9 million during the six months ended June 30, 2002.

During the six months ended June 30, 2003, as authorized by our share repurchase program, we repurchased approximately 286,000 shares of our Common Stock at an average purchase price of $20.90 per share for a total aggregate amount of approximately $6.0 million, out of which $4.4 million were paid during the second quarter of 2003.

At June 30, 2003, our principal source of liquidity consisted of cash and cash equivalent totaling approximately $45.7 million and marketable securities of approximately $204.3 million. Our working capital at June 30, 2003 was approximately $85.7 million.

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

The option contracts and put options used in our hedging program are designated as cash flow hedges, as defined by Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of our expenses denominated in NIS.

As of June 30, 2003 and 2002, we recorded a comprehensive income of $541,000 and a comprehensive loss of $37,000, respectively, resulting from our forward contracts and put options with respect to anticipated payroll and lease payments expected during the next six months.

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

          We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives.  Particularly, revenues from our Japanese distributor, Tomen Electronics, accounted for 82% of our total revenues for the three months ended June 30, 2003. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products.  Furthermore, Tomen Electronics sells our products to a limited number of customers.  One customer of Tomen Electronics, Panasonic, has continually accounted for a majority of Tomen Electronics’ sales.  The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner will materially harm our sales and results of operations.  Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

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

          Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions.  If these unfavorable economic conditions continue, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog.  We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industry.  In addition, the events of September 11, 2001, subsequent international conflicts and terrorist acts and new developments with the Iraqi conflict can be expected to place further pressure on economic conditions in the United States and worldwide.  These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities.  If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

          Sales of our Integrated Digital Telephony (IDT) products comprised 92% of our total revenues for the three months ended June 30, 2003.  Specifically, sales of our 2.4 GHz products comprised 79% of our total revenues for the three months ended June 30, 2003, and we expect that our 2.4 GHz products will continue to account for a substantial portion of our revenues in 2003.  As a result, any adverse change in the IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.  The IDT market is extremely competitive and we expect that competition will only increase.  Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do.  We have and will continue to face competition from products that may be equivalent or superior to our own products or that the market perceives to be more attractive.  Also, it is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs.  This inability would have a material adverse effect on our business, financial condition and results of operations.  Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

          Sales of our Integrated Digital Telephony (IDT) products comprised 92% of our total revenues for the three months ended June 30, 2003.  We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages.  However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors.

Because we depend on independent foundries to manufacture all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business.

          All of our integrated circuit products are manufactured by independent foundries.  While these foundries have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry capacity to meet our needs in a timely manner.  We currently do not have long-term supply arrangements with any of these foundries.  Therefore, they are not obligated to perform services or supply products to us for any specific period or in any specific quantities.  Our business could also be harmed if one or more of the foundries terminate its relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner.

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

          We are dependent on sales to customers outside the United States.  We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future.  For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended June 30, 2003.  As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls.  These shortfalls could cause our business, financial condition and results of operations to be harmed.  Some of the risks of doing business internationally include:

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

          Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2003, 124 of our 178 employees were located in Israel, including 77 out of 109 of our research and development personnel.  In addition, although we were incorporated in Delaware, a majority of our directors and executive officers are residents of Israel.  Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel.  Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

          A significant portion of our business is conducted outside the United States.  Export sales to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended June 30, 2003.  Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies.  Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation.  Our primary expenses paid in NIS are employee salaries and lease payments on our facilities in Israel.  As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses.  From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business activities.  Also, as is typical in the semiconductor industry, we have has been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties.  For example, AT&T has asserted that our TrueSpeech algorithm includes certain elements covered by a patent held by AT&T.  AT&T has sued Microsoft, one of our TrueSpeech licensees, for infringement.  We have not been named in the suit against Microsoft.  We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Stockholders on May 27, 2003. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of one Class III director was approved as follows:

	In Favor	Against	Abstentions	Non-votes

Patrick Tanguy	22,985,484	0	0	1,170,422

Continuing as directors after the meeting are Eliyahu Ayalon, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver and Patrick Tanguy.

Proposal 2:  Amendment and restatement of the 1993 Director Stock Option Plan

The amendment and restatement of the 1993 Director Stock Option Plan to increase the number of shares reserved for issuance from 890,875 shares to 1,130,875 shares and to make certain other amendments to the plan were approved with 15,311,915 in favor, 8,408,464 against, and 435,527 abstentions.

Proposal 3: Ratification of Appointment of Independent Auditors

Kost, Forer & Gabbay, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2003 with 20,749,348 in favor, 3,397,505 against, and 9,053 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on April 18, 2003 announcing its first quarter 2003 earnings results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date: August 14, 2003	By:	/s/ MOSHE ZELNIK

Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)