Form 10-Q
period 2003-09-30
DSP GROUP INC /DE/
filed 2003-11-14
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒    No  ☐

As of November 3, 2002, there were 28,667,485 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands except share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,316	$39,919
Marketable securities	47,177	45,371
Trade receivables, less allowance for returns of $123 in September 30, 2003 and December 31, 2002 and for doubtful accounts of $393 in September 30, 2003 and $339 in December 31, 2002	18,131	4,873
Deferred income taxes	1,685	1,685
Other accounts receivable and prepaid expenses	1,740	1,352
Inventories	7,316	6,916
Assets of discontinued operations	679	4,737

Total current assets	112,044	104,853

PROPERTY AND EQUIPMENT, NET	4,597	4,690

LONG-TERM ASSETS:
Long-term marketable securities	185,169	150,692
Investments in equity securities of traded companies	34,023	12,031
Long-term prepaid expenses and lease deposits	421	386
Severance pay fund	2,177	1,616
Goodwill	5,804	5,804
Other intangible assets, net	2,230	—

Total long-term assets	229,824	170,529

Total assets	$346,465	$280,072

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands except share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$9,420	$6,745
Accrued compensation and benefits	7,432	4,556
Income taxes payable	10,823	7,328
Accrued expenses and other accounts payable	14,643	9,668

Total current liabilities	42,318	28,297

LONG-TERM LIABILITIES:
Accrued severance pay	2,325	1,686
Deferred income taxes	10,200	2,371
Other long-term liabilities	1,421	—

Total long-term liabilities	13,946	4,057

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value: Authorized shares – 5,000,000 as of September 30, 2003 and December 31, 2002; Issued and outstanding shares – none as of September 30, 2003 and December 31, 2002	—	—
Common Stock, $0.001 par value: Authorized shares – 50,000,000 as of September 30, 2003 and December 31, 2002; Issued and outstanding shares – 28,593,287 as of September 30, 2003 and 27,247,947 as of December 31, 2002	29	27
Additional paid-in capital	173,021	156,443
Accumulated other comprehensive income	14,798	476
Retained earnings	102,353	90,772

Total stockholders’ equity	290,201	247,718

Total liabilities and stockholders’ equity	$346,465	$280,072

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenues and other	$47,178	$44,005	$114,739	$97,029
Cost of product revenues and other	25,643	26,433	63,626	58,199
Gross profit	21,535	17,572	51,113	38,830
Operating expenses:
Research and development	6,704	5,245	17,402	15,124
Sales and marketing	3,429	3,501	8,616	7,978
General and administrative	1,899	1,608	5,006	3,524
In process research and development write-off	—	—	2,727	—
Aborted spin-off expenses and other	—	—	—	865
Total operating expenses	12,032	10,354	33,751	27,491
Operating income	9,503	7,218	17,362	11,339
Other income:
Interest and other income, net	2,112	2,416	5,945	7,566
Income after financial and other	11,615	9,634	23,307	18,905
Impairment of available-for-sale marketable securities	—	—	—	9,815
Capital gains	—	—	241	—
Income before provision for income tax	11,615	9,634	23,548	9,090
Provision for income taxes	1,975	1,843	4,154	44
Net income from continued operations	9,640	7,791	19,394	9,046
Net income from discontinued operations	—	981	—	2,492
Net income	$9,640	$8,772	$19,394	$11,538

Net earnings per share for continued operations:
Basic	$0.34	$0.29	$0.70	$0.34
Diluted	$0.32	$0.29	$0.66	$0.32

Net earnings per share for discontinued operations:
Basic	$0.00	$0.03	$0.00	$0.09
Diluted	$0.00	$0.03	$0.00	$0.09

Net earnings per share (combined):
Basic	$0.34	$0.32	$0.70	$0.43
Diluted	$0.32	$0.32	$0.66	$0.41
Weighted average number of shares of Common Stock used in computing of:
Basic	28,168	27,104	27,677	27,030
Diluted	30,142	27,707	29,343	27,848

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$23,753	$23,702
Investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(152,296)	(94,454)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	114,525	98,264
Purchases of property and equipment	(1,818)	(1,309)
Proceeds from sale of property and equipment	—	11
Investment in available-for-sale marketable securities	—	(2,000)
Proceeds from sale of available-for-sale marketable securities	508	1,504
Cash received from (contributed to) discontinued operation	4,058	(5,523)
Investment in Teleman Multimedia Inc. assets	(2,100)	—
Net cash used in investing activities	(37,123)	(3,507)
Financial activities
Issuance of Common Stock & Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	22,614	2,779
Purchase of Treasury Stock	(13,847)	—
Net cash provided by financing activities	8,767	2,779
Increase (decrease) in cash and cash equivalents	$(4,603)	$22,974
Cash and cash equivalents at beginning of period	$39,919	$39,146
Cash and cash equivalents at end of period	$35,316	$62,120

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended September 30, 2003
Balance at June 30, 2003	27,476	$27		$161,513	$(5,579)	$100,380	$7,041		$263,382
Net income	—	—		—	—	9,640		$9,640	9,640
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	8,134	8,134	8,134
Realized gain from hedging activities, net	—	—		—	—	—	(377)	(377)	(377)

Total comprehensive income								$17,397
Issuance of treasury stock upon purchase of ESPP shares	28		(*	—	603	(256)	—		347
Issuance of Common Stock upon exercise of stock options by employees	858	1		11,508	—	—	—		11,509
Purchase of Treasury Stock	(360)		(*	—	(7,871)	—	—		(7,871)
Issuance of Treasury Stock upon exercise of stock options by employees	591	1		—	12,847	(7,411)	—		5,437

Balance at September 30, 2003	28,593	$29		$173,021	$—	$102,353	$14,798		$290,201

Three Months Ended September 30, 2002
Balance at June 30, 2002	27,059	$27		$155,969	$(4,209)	$129,297	$(200)	—	$280,884
Net income	—	—		—	—	8,772	—	$8,772	8,772
Unrealized loss on available - for-sale marketable securities, net	—	—		—	—	—	(1,925)	(1,925)	(1,925)
Realized loss from hedging activities, net	—	—		—	—	—	68	68	68

Total comprehensive income								$6,915
Issuance of treasury stock upon purchase of ESPP shares	24		(*	—	574	(172)	—		402
Issuance of Treasury Stock upon exercise of stock options by employees	38		(*	—	891	(506)	—		385

Balance at September 30, 2002	27,121	$27		$155,969	$(2,744)	$137,391	$(2,057)		$288,586

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Nine Months Ended September 30, 2003
Balance at December 31, 2002	27,248	$27		$156,443	$—	$90,772	$476		$247,718
Net income	—	—		—	—	19,394	—	$19,394	19,394
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	14,158	14,158	14,158
Unrealized gain from hedging activities, net	—	—		—	—		164	164	164

Total comprehensive income								$33,716
Issuance of Common Stock upon exercise of stock options by employees	1,322	1		16,280	—	—	—		16,281
Issuance of treasury stock upon purchase of Common Stock under employee stock purchase plan by employees	28		(*	—	603	(256)	—		347
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan by employees	24		(*	298	—	—	—		298
Purchase of Treasury Stock	(646)		(*	—	(13,847)	—	—		(13,847)
Issuance of Treasury Stock upon exercise of stock options by employees	617	1		—	13,244	(7,557)	—		5,688

Balance at September 30, 2003	28,593	$29		$173,021	$—	$102,353	$14,798		$290,201

Nine Months Ended September 30, 2002
Balance at December 31, 2001	26,873	$27		$155,969	$(8,623)	$128,952	$2,652		$278,977
Net income	—	—		—	—	11,538	—	$11,538	11,538
Unrealized loss on available -for-sale marketable securities, net	—	—		—	—	—	(4,740)	(4,740)	(4,740)
Unrealized gain from hedging activities	—	—		—	—	—	31	31	31

Total comprehensive income								$6,829
Issuance of Treasury Stock upon exercise of stock options by employees	199		(*	—	3,230	(1,699)	—		1,531
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan by employees	49	(	*	—	2,649	(1,400)	—		1,249

Balance at September 30, 2002	27,121	$27		$155,969	$(2,744)	$137,391	$(2,057)		$288,586

(*	Represents an amount lower than $1.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for any future quarter or the year ending December 31, 2003. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2002.

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

The assets purchased by DSP Group Limited consisted of property and equipment, and other assets (including intangible assets such as workforce, intellectual property and contractual rights) used by Teleman in the conduct of its business. The consideration for the assets purchased from Teleman consisted of cash in an aggregate amount of $5,000,000 and transaction expenses in the amount of approximately $250,000. The consideration is to be paid in three installments as follows: $2,100,000 on May 16, 2003, the closing date of the acquisition, $1,450,000 on May 16, 2004, and $1,450,000 on May 16, 2005. The latter two installments were recorded at fair value of $1,435,000 and $1,421,000, respectively. The amount of consideration was determined based upon arms-length negotiations between the Company, on the one hand, and Teleman and Teleman’s shareholders, on the other hand. In addition, the Company hired 10 engineers that were previously employed by Teleman.

Based upon an independent valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Teleman’s assets as follows (unaudited):

Tangible assets acquired	$25,000
Intangible assets:
In process research and development	2,727,000
Patents	1,884,000
Workforce	570,000

Total	$5,206,000

The value assigned to tangible and intangible assets and liabilities was determined as follows:

1.	To determine the value of the Company’s net fixed assets the cost approach was used, which requires that the assets in question be restated to their market values. Per estimation made by an independent appraisal, the book values of the assets were determined to be reasonable proxies for their market values.

2.	The estimated fair value of the acquired in-process research and development technology that had not yet reached technological feasibility and had no alternative future use amounted to $2,727,000. Technological feasibility or commercial viability of these projects was established at the acquisition date. Accordingly, these amounts were immediately expensed in the Company’s consolidated statement of operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The value of in-process research and development was determined based on the income approach as well as on the cost approach ( i.e. focuses on the income or cash flow producing capability of the asset in question, or the saving attributable to the ownership of the asset).

3.	The value assigned to the patents and know-how amounted to $1,884,000, which will be amortized over a period of 4 years, and was determined based on the income approach. The amounts amortized during three and the nine months period ended September 30, 2003 were $117,000 and $183,000, respectively.

4.	The value assigned to the workforce in place amounted to $570,000, which will be amortized over a period of 4 years, and was determined based on the cost approach. The amounts amortized during three and the nine months period ended September 30, 2003 were $36,000 and $52,000, respectively.

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

During the nine months ended September 30, 2003, the Company collected approximately $4,058,000 from customers of the DSP cores licensing business that it transferred to Ceva in November 2002. This amount is included under cash received from discontinued operations in the Company’s condensed consolidated statements of cash flows. As of September 30, 2003, the remaining net balance of receivables relating to the transferred DSP cores licensing business to be collected by the Company in future periods is approximately $679,000.

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

	September 30, 2003	December 31, 2002
	Unaudited	Audited
Work-in-process	$3,713	$955
Finished goods	3,603	5,961

	$7,316	$6,916

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	Unaudited
Net income	$9,640	$8,772	$19,394	$11,538
Earnings per share:
Basic	$0.34	$0.32	$0.70	$0.43
Diluted	$0.32	$0.32	$0.66	$0.41

Net income from continuing operations	$9,640	$7,791	$19,394	$9,046
Earnings per share from continuing operations:
Basic	$0.34	$0.29	$0.70	$0.34
Diluted	$0.32	$0.29	$0.66	$0.32

Net income from discontinued operations	$—	$981	$—	$2,492
Earnings per share from discontinued operations:
Basic	$0.00	$0.03	$0.00	$0.09
Diluted	$0.00	$0.03	$0.00	$0.09

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	28,168	27,104	27,677	27,030

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	1,974	603	1,666	818

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	30,142	27,707	29,343	27,848

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of the held-to-maturity marketable securities (in thousands):

	Amortized Cost		Unrealized Gains		Estimated Fair Value
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Obligations of states and political subdivisions	$96,316	$69,006	$255	$825	$96,571	$69,831
Corporate obligations	136,030	127,057	2,748	2,836	138,778	129,893

	$232,346	$196,063	$3,003	$3,661	$235,349	$199,724

The amortized cost of held-to-maturity marketable securities at September 30, 2003, by contractual maturities, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,177	$47,594
Due after one year	185,169	187,755

	$232,346	$235,349

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Revenues from the Company’s largest distributor, Tomen Electronics, accounted for 78% and 84% of the Company’s total revenues for the three months ended September 30, 2003 and 2002, respectively. Additionally, Tomen Electronics accounted for 79% of the Company’s total revenues for the nine months ended September 30, 2003 and 2002. The Company’s future performance will depend, in part, on this distributor to continue to successfully market and sell its products. Furthermore, Tomen Electronics sells the Company’s products to a limited number of customers. One customer of Tomen Electronics, Kyushu Matsushita Electric Co., which sells products under the Panasonic brand, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm the Company’s sales and results of operations. Additionally, the loss of Kyushu Matsushita Electric Co. and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm its sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

Investments in equity securities of traded companies are comprised of:

AudioCodes, Ltd.: AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company currently owns approximately 4,500,000 shares of AudioCodes’ ordinary shares, which represent approximately 12% of its outstanding capital stock. Since April 1, 2001, the Company has not maintained a representative on AudioCodes’ Board of Directors, and has not been involved in any way in AudioCodes’ policy-making processes. Therefore, after April 1, 2001, the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting. As of April 1, 2001, the investment in AudioCodes was reclassified and accounted for as available-for-sale marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). At June 30, 2002, an evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities” (“SAB No. 59”). As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795,000, which was recorded as an impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

The condensed consolidated balance sheet as of September 30, 2003 included an unrealized gain on available-for-sale marketable securities of $14,272,000, net of unrealized tax expenses of $8,382,000 related to the Company’s investment in AudioCodes. The unrealized gain represented an increase in the market value of AudioCodes’ ordinary shares. As of September 30, 2003, and December 31, 2002, the fair market value of the Company’s investment in AudioCodes was approximately $33,380,000 and $11,483,000, respectively.

Tomen Corporation: In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in the ordinary shares of its Japanese distributor’s parent company, Tomen Ltd. (“Tomen”), as part of a long-term strategic relationship. Tomen’s ordinary shares are traded on the Japanese stock exchange. The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities.

At December 31, 2002, an evaluation by the Company’s management indicated that the decline in value of Tomen’s ordinary shares was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tomen in the amount of $203,000, which was recorded as an impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

The condensed consolidated balance sheet as of September 30, 2003 included unrealized gain on available-for-sale marketable securities of $362,000. This unrealized gain represented an increase in the market value of Tomen’s ordinary shares. As of September 30, 2003, and December 31, 2002, the fair market value of the Company’s investment in Tomen was approximately $643,000 and $281,000, respectively.

Tower Semiconductor: Tower Semiconductor Ltd. (“Tower”) is an independent wafer manufacturer, strategically focused on advanced Flash memory and CMOS Image Sensor technologies. In January 2002, the Company invested in Tower’s common stock for a total consideration of $2,000,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS No. 115.

In June 2002, the Company sold 250,000 shares of Tower’s common stock for $1,504,000 without any significant capital gain. At December 31, 2002, an evaluation by the Company’s management indicated that the decline in value of Tower’s common stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tower in the amount of $231,000, which was recorded as an impairment of available-for-sale marketable securities in the consolidated statements of income for the year 2002.

In May 2003, the Company sold the remaining 82,945 shares of Tower’s common stock for $508,000. As a result, the Company recorded capital gain in the amount of $241,000 in its financial statements for the nine months period ended September 30, 2003.

NOTE H—SHARE REPURCHASE

In June 2003, the Company repurchased 260,000 shares of Common Stock at an average purchase price of $21.49 per share. In July 2003, the Company repurchased an additional 360,000 shares of Common Stock at an average purchase price of $21.86 per share. All shares repurchased during the nine months ended September 30, 2003 were re-issued upon purchase of common stock under the Company’s employee stock purchase plan and upon exercise of stock options by employees.

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

During the year, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments to employees of the Company’s Israeli subsidiary and from lease payments for the Company’s facilities in Israel, both denominated in New Israeli Shekel (NIS), the Company has a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its Israeli subsidiary and lease payments for its facilities in Israel for a period of one to twelve months with forward contracts and put options. These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

During the nine months ended September 30, 2003 and 2002, the Company recorded a comprehensive income of $164,000 and a comprehensive loss of $37,000, respectively, resulting from its forward contracts and put options with respect to anticipated payroll and lease payments expected during the next twelve months.

NOTE J—CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business, including claims that it may be infringing patent rights owned by third parties. The Company is unable to foresee the extent to which the claimants will pursue these matters or predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

NOTE K—ABORTED OFFERING EXPENSE AND OTHER

In the first quarter of 2002, the Company recorded two unusual expense items in the aggregate amount of approximately $865,000. An expense of approximately $767,000 was recorded related to the aborted offering expenses for an initial public offering of the Company’s DSP cores licensing business, which did not occur. These expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $98,000 was recorded reflecting the write-off of all of the Company’s investment in Messagebay, a private company that develops software.

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

Under Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”), pro forma information regarding net income and net earnings per share is required, and is determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options is amortized over their vesting period and estimated at the date of grant using a Black Scholes Option Valuation Model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	Unaudited
Risk free interest	1%	1.5%	1%	1.5%
Dividend yields	0%	0%	0%	0%
Volatility	0.47	0.44	0.47	0.44
Expected life	2.9	2.9	2.9	2.9

Pro forma information under SFAS No. 123:
Net income as reported	$9,640	$8,772	$19,394	$11,538
Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,329	$3,050	$6,886	$10,022
Pro forma net income	$7,311	$5,722	$12,508	$1,516
Basic earnings per share, as reported	$0.34	$0.32	$0.70	$0.43
Pro forma basic earnings per share	$0.26	$0.21	$0.45	$0.06
Diluted earnings per share, as reported	$0.32	$0.32	$0.66	$0.41
Pro forma diluted earnings per share	$0.24	$0.21	$0.43	$0.05
Net income from continuing operations as reported	$9,640	$7,791	$19,394	$9,046
Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,205	$2,674	$6,422	$8,787

Pro forma net income	$7,435	$5,117	$12,972	$259
Basic earnings per share, as reported	$0.34	$0.29	$0.70	$0.34
Pro forma basic earnings per share	$0.26	$0.19	$0.47	$0.01
Diluted earnings per share, as reported	$0.32	$0.29	$0.66	$0.32
Pro forma diluted earnings per share	$0.25	$0.18	$0.44	$0.01

NOTE M—NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN No. 46 will require identification of the Company’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. FIN No. 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company does not expect the adoption of FIN No. 46 will have a material impact on its results of operations or financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The financial section of this Quarterly Report consists of the following management’s discussion of our financial condition and results of operations, and the accompanying condensed consolidated financial statements for the three and nine months periods ended September 30, 2003 and the related notes.

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

During recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices and communications technologies and speech-processing algorithms. The integration and expansion of various capabilities, features and technologies allow us to better penetrate the residential wireless telephony markets and to take advantage of the three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies incorporated within the telephony products, and (3) the market acceptance of and change of bandwidth for the telephony products from 900 MHz to 2.4 GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality, as well as, the ability in the future to integrate voice, data and video in the same device.

During the first three quarters of 2003, we witnessed a continued increase in our revenues as well as an increase in our operating income, profitability and net income. Our revenue increase for the third quarter of 2003, which amounted to an increase of 7% from the same period in 2002, was driven by a strong demand for 2.4 GHz products that incorporate our chip-sets. The introduction of new advanced technology and the successful implementation of yield enhancement and cost optimization resulted in increased gross margins of 46%, as a percentage of revenues, as compared to 40%, as a percentage of revenues, for the same period in 2002. As a result, our operating profits for the third quarter of 2003, representing 20% of total revenues, increased significantly by 32% from the same period in 2002. However, we cannot assure you that we will be able to maintain the gross margins achieved for the third quarter of 2003 or the nine months ended September 30, 2003 in any future quarter. Our gross margins may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes.

During the first nine months of 2003, we repurchased an aggregate of 646,000 shares of our common stock for a total amount of $13.8 million at an average price of $21.43. Of the aggregate 646,000 shares repurchased, 360,000 shares were repurchased during the third quarter of 2003 for a total amount of $7.9 million. Total cash, cash equivalents and marketable securities increased during the quarter by $17.6 million to a total of $267.7 million as of September 30, 2003.

During the second quarter of 2003, we entered into an asset purchase agreement with our wholly-owned Israeli subsidiary, DSP Group Limited, and Teleman Multimedia Inc. (“Teleman”), a U.S. corporation, pursuant to the terms of which DSP Group Limited acquired substantially all of the assets of Teleman for a total consideration of $5.0 million plus transaction expenses. In addition, we hired 10 engineers that were previously employed by Teleman. Teleman, founded in 1998, has developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The Teleman silicon platform supports compression standards such as MPEG4, JPEG and H263. The acquisition of Teleman’s video technologies provides us with an array of multimedia applications. We believe that the technology acquired from Teleman, combined with our leading voice, data and communications technologies, will enable us to continue to advance our technologies and further develop our business in the years to come. Our first line of video products, which is anticipated to be introduced in 2004, will enable the compression and decompression of video signals and may be incorporated into a variety of applications. Our future lines of products will integrate video, voice, data and communication technologies and help us strengthen our position as a leading supplier of multimedia communication products.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $47.2 million for the third quarter of 2003, as compared to $44.0 million for the third quarter of 2002. The revenue increase of 7% in the third quarter of 2003, as compared to the same period in 2002, was primarily due to a strong demand for our 2.4 GHz products. Total revenues for the first nine months of 2003 increased to $114.7 million from $97.0 million for the same period in 2002. This increase of 18% was primarily as a result of strong demand, especially from our OEMs in Japan and Southeast Asia, for our 2.4 GHz single handset products, as well as 2.4 GHz multi handset products. The revenue increase for both the three months and the nine months ended September 30, 2003 was also a result of a significant increase of sales in Southeast Asia of 2.4 GHz products that incorporate our chip-sets by our new OEM customers with well-established consumer electronics brands.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the holiday season. We cannot assure you that our revenues achieved for the quarter ended September 30, 2003 can be maintained in any future period.

Export sales represented 99% of our total revenues for the three months ended September 30, 2003 and 2002. Additionally, these sales represented 99% of our total revenues for the nine months ended September 30, 2003, as compared to 98% of our total revenues for the nine months ended September 30, 2002. All export sales are denominated in U.S. dollars.

Revenues from our 2.4 GHz products represented 78% and 81% of our total revenues for the nine and the three months ended September 30, 2003, respectively. We believe that sales of this product line will continue to represent a substantial percentage of our revenues in 2003.

Significant Customers. Revenues from one distributor, Tomen Electronics, accounted for 78% and 84% of our total revenues for the three months ended September 30, 2003 and 2002, respectively. Additionally, Tomen Electronics, accounted for 79% of our total revenues for the nine months ended September 30, 2003 and 2002. Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Kyushu Matsushita Electric Co., which sells products under the Panasonic brand, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner may harm our sales and results of operations. Additionally, the loss of Kyushu Matsushita Electric Co. and Tomen Electronics’ inability to thereafter effectively market our products could also harm our sales and results of operations.

Gross Profit. Gross profit as a percentage of total revenues increased to 46% for the third quarter of 2003 from 40% for the third quarter of 2002. Gross profits as a percentage of total revenues increased to 45% for the nine months ended September 30, 2003 from 40% for the same period in 2002. The increase in our gross margins in 2003 as compared to 2002 was primarily due to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs, as a result of technological improvements and continuing improvements in our yield percentages, especially in our RF products, as well as the integration of more semiconductor content in a single system. The reduction in manufacturing costs was partly a result of extensive cost reduction in the testing portion of the manufacturing process that was implemented by our testing team. However, there is no guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our products. Thus, we cannot assure you that we will be able to maintain the gross margins achieved for the third quarter of 2003 or the nine months ended September 30, 2003 in any future period.

Research and Development Expenses. Our research and development expenses increased to $6.7 million for the third quarter of 2003 from $5.2 million for the third quarter of 2002. For the first nine months of 2003, research and development expenses increased to $17.4 million from $15.1 million for the same period in 2002. The increase was primarily attributed to higher levels of salary expenses mainly due to a greater number of research and development employees and increased allocated facilities expenses. As of September 30, 2003, we had 123, as compared to 82, research and development employees as of September 30, 2002. The increase was also attributed to expenses incurred by our Korean subsidiary, established in connection with the Teleman acquisition, which began its operations during the second quarter of 2003. Research and development expenses for the third quarter of 2003 included expenses in the amount of $153,000 related to the amortization of workforce and patents acquired from Teleman in May 2003. Our research and development expenses as a percentage of total revenues were 14% and 12% for the three months ended September 30, 2003 and 2002, respectively, and 15% and 16% for the nine months ended September 30, 2003 and 2002, respectively. Research and development expenses consisted mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools involved in the development work and associated facilities expenses.

Sales and Marketing Expenses. Our sales and marketing expenses decreased slightly to $3.4 million in the third quarter of 2003 from $3.5 million in the third quarter of 2002 due to lower sales commission rates paid to our representatives offset by higher sales commissions in absolute dollars paid to them as a result of higher levels of revenues for the period. For the nine months ended September 30, 2003, sales and marketing expenses were $8.6 million as compared to $8.0 million for the same period in 2002. The increase for first nine months of 2003 was primarily attributed to higher sales commissions paid to our representatives and distributors due to our higher levels of revenues and to higher sales and marketing expenses incurred by our European subsidiary located in Scotland, which began its operations in the beginning of 2003. Our sales and marketing expenses as a percentage of total revenues were 7% and 8% for the three months ended

September 30, 2003 and 2002, respectively, and 8% for the nine months ended September 30, 2003 and 2002. Sales and marketing expenses consisted mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and associated facilities expenses.

General and Administrative Expenses. Our general and administrative expenses were $1.9 million for the three months ended September 30, 2003, as compared to $1.6 million for the three months ended September 30, 2002. For the first nine months of 2003, general and administrative expenses were $5.0 million compared to $3.5 million for the same period in 2002. The increase for both comparative periods was attributed mainly to the fact that we allocated a portion of our general and administrative expenses incurred during the third quarter of 2002, as well as those expenses incurred during the first nine months of 2002, that related to the DSP cores licensing business, to the operations of that business. Those expenses, in anticipation of the transfer of the DSPG cores licensing business to Ceva, Inc., were included under “discontinued operations” in our financial statements in 2002. General and administrative expenses as a percentage of total revenues were 4% for the three months ended September 30, 2003 and 2002, and 4% for the nine months ended September 30, 2003 and 2002. General and administrative expenses consisted mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal costs, as well as associated facilities expenses.

In-Process Research and Development Write-off. During the second quarter of 2003, we recorded a non-recurring expense item in the amount of approximately $2.7 million related to the write–off of in-process research and development associated with the Teleman acquisition. This amount represented research and development expenses related to technologies that did not reach technological feasibility and for which there was no future alternative use, as determined on the acquisition date.

Aborted Spin-Off and Other Expenses. During the first quarter of 2002, we recorded two unusual expense items in the amount of approximately $0.9 million. An expense of approximately $0.8 million was recorded related to the planning for an initial public offering of our DSP cores licensing business, which did not occur. Those expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $0.1 million was recorded to reflect the write-off of all of our investment in Messagebay, a private company that develops software.

Interest and Other Income (Expense). Interest and other income, net, for the three months ended September 30, 2003 decreased to $2.1 million from $2.4 million for the three months ended September 30, 2002 and decreased to $5.9 million for the nine months ended September 30, 2003 from $7.6 million for the nine months ended September 30, 2002. The decrease for both comparative periods was primarily due to the overall lower market interest rates during the three and the nine months ended September 30, 2003 and to our lower levels of cash, cash equivalents and marketable securities in the beginning of year 2003 due to the distribution of $40.0 million to Ceva as part of the separation and distribution of assets in connection with the transfer of our DSP cores licensing business to Ceva in November 2002.

Impairment of Available-for-Sale Marketable Securities. As of June 30, 2002, our management’s evaluation indicated that the decline in value of the ordinary shares of AudioCodes, Ltd. was other than temporary. Therefore, in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities,” we realized a loss in our investment in AudioCodes in the amount of $9.8 million, which was recorded as “Impairment of available-for-sale marketable securities” on our unaudited condensed consolidated statements of income for the nine months ended September 30, 2002.

Capital Gain. In May 2003, we sold the remaining 82,945 shares of the common stock of Tower Semiconductor Ltd. for an aggregate of $0.5 million. As a result, we recorded a capital gain in the amount of $0.2. After the sale, we no longer have any equity interest in Tower Semiconductor.

Provision for Income Taxes. Our tax provision for the third quarter of 2003 and for the first nine months of 2003 was $2.0 million and $4.2 million, respectively. Our tax provision for the third quarter of 2002 and for the first nine months of 2002 was $1.8 million and $3.5 million, respectively. In addition, we recorded a tax benefit in the second quarter of 2002 in the amount of $3.5 million related to the impairment of our investment in AudioCodes’ ordinary shares. The provision for income taxes as a percentage of income before taxes was 17% for the three months ended September 30, 2003. Provision for income taxes is higher in both comparative periods mainly due to higher taxable income.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows DSP Group Ltd. to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting in 2005 through 2013.

Discontinued Operation. On April 4, 2002, we entered into a combination agreement with Ceva and Parthus Technologies plc pursuant to which we agreed to affect a combination of Ceva with Parthus. On November 1, 2002, we contributed our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva and distributed all of the Ceva common stock we held to our stockholders. Immediately afterwards, Parthus was combined with Ceva in exchange for the issuance of additional shares of Ceva common stock. The new combined company was renamed ParthusCeva, Inc.

Our financial statements for previous periods included the DSP cores licensing business that was transferred to Ceva. In anticipation of the consummation of the transfer of the licensing business and the combination of Ceva with Parthus, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as discontinued operations. The assets, liabilities, results of operations and cash flows of the DSP cores licensing business were carved out from our financial statements and were presented as discontinued operations. Our financial statements for all previous periods, including the first nine months of 2003, were presented to reflect the operations of the DSP cores licensing business that were transferred to Ceva as discontinued operations. The consolidated financial statements have been carved out using the historical basis of the assets and liabilities and historical results of operations related to the DSP cores licensing business. Additionally, the discontinued operations for previous periods included allocations of certain of our corporate headquarters assets, liabilities and expenses related to the DSP cores licensing business.

The net income from discontinued operations included costs directly attributed to the DSP cores licensing business. Such costs included charges for shared facilities, functions and services used by the DSP cores licensing business, costs related to research and development, and sales and marketing expenses. The allocation of such costs were based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

Net income from discontinued operations for the three and the nine months ended September 30, 2002 was $1.0 million and $2.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We have generated $23.8 million and $23.7 million of cash from our operating activities during the nine months ended September 30, 2003 and 2002, respectively. The increase in cash was due to the higher volume of revenues and higher volume of operating income during the nine months period ended September 30, 2003, which was partially offset by the increase in accounts receivables during the same period. During the nine months ended September 30, 2003, our accounts receivables increased from $4.9 million to $18.1 million, representing accounts receivable days sales outstanding of 35 days. The increase was a result of the higher level of revenues for the nine months ended September 30, 2003, as compared to the same period in 2002.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2003, we purchased $152.3 million of investments classified as held-to-maturity marketable securities, as compared to $94.4 million during the first nine months of 2002. During the same periods, $114.5 million and $98.3 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Our capital equipment purchases for the first nine months of 2003, consisting primarily of research and development software, software tools and computers, totaled $1.8 million, as compared to $1.3 million for the first nine months of 2002. This increase was mainly a result of an increase in the number of our research and development employees.

During the nine months ended September, 2002, we invested $2.0 million in an independent wafer manufacturer company, Tower Semiconductor Ltd., and the investment was recorded as available-for-sale marketable securities in accordance with Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Proceeds from sales of Tower Semiconductor’s common stock during the nine months period ended September 30, 2003 and 2002 were $0.5 million and $1.5 million, respectively.

During the nine months ended September 30, 2003, we collected approximately $4.1 million from customers of the DSP cores licensing business, a business that was transferred to Ceva in November 2002. This amount was included under cash received from discontinued operations in our condensed consolidated statements of cash flows. As of September 20, 2003, our remaining net balance of receivables relating to the transferred DSP cores licensing business to be collected by us in future periods is approximately $0.7 million. The condensed consolidated statements of cash flows for the nine months ended September 30, 2002 included cash distributed to discontinued operations in the amount of approximately $5.5 million. This amount represented the net cash transferred to the DSP cores licensing business during that period.

As part of our acquisition of Teleman’s assets in May 2003 for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid an aggregate of $2.1 million during the period ended September 30, 2003. We are obligated to make two additional payments of $1.45 million each on May 16, 2004 and May 16, 2005.

Financing Activities. During the nine months ended September 30, 2003, we received $22.6 million upon the exercise of employee stock options and through purchases made by our employees pursuant to our employee stock purchase plan, as compared to $2.8 million during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, as authorized by our share repurchase program, we repurchased approximately 646,000 shares of our Common Stock at an average purchase price of $21.43 per share for a total aggregate amount of approximately $13.8 million.

At September 30, 2003, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $35.3 million and marketable securities of approximately $232.3 million. Our working capital at September 30, 2003 was approximately $69.7 million. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for at least the next twelve months.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Factors Affecting Future Operating Results—We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

Unrealized Gain on Available For-Sale Marketable Securities. The condensed consolidated balance sheet as of September 30, 2003 included an unrealized gain on available-for-sale marketable securities of $14,272,000, net of unrealized tax expenses of $8,382,000, related to our investment in AudioCodes. This unrealized gain represented an increase in the market value of AudioCodes’ ordinary shares. As of September 30, 2003, and December 31, 2002, the fair market value of our investment in AudioCodes was approximately $33,380,000 and $11,483,000, respectively. Furthermore, the condensed consolidated balance sheet as of September 30, 2003 included unrealized gain on available-for-sale marketable securities of $362,000. This unrealized gain represented an increase in the market value of the ordinary shares of Tomen Electronics that we previously invested. As of September 30, 2003, and December 31, 2002, the fair market value of our investment in Tomen was approximately $643,000 and $281,000, respectively.

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

During the nine months ended September 30, 2003 and 2002, we recorded a comprehensive income of $164,000 and a comprehensive loss of $31,000, respectively, resulting from our forward contracts and put options with respect to anticipated payroll and lease payments expected during the next twelve months.

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

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues from our Japanese distributor, Tomen Electronics, accounted for 78% of our total revenues for the three months ended September 30, 2003. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer of Tomen Electronics, Kyushu Matsushita Electric Co., which sells products under the Panasonic brand, has continually accounted for a majority of Tomen Electronics’ sales. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner will materially harm our sales and results of operations. Additionally, the loss of Kyushu Matsushita Electric Co. and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win,” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

The slow economic recovery and related uncertainties may adversely impact our revenues and profitability.

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a slow economic recovery after the downturn in worldwide economic conditions. If the economy continues to recover at such a slow pace, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industry. In addition, the events of September 11, 2001, subsequent international conflicts and terrorist acts and new developments with the Iraqi conflict can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Sales of our Integrated Digital Telephony (IDT) products comprised 95% of our total revenues for the three months ended September 30, 2003. Specifically, sales of our 2.4 GHz products comprised 81% of our total revenues for the three months ended September 30, 2003, and we expect that our 2.4 GHz products will continue to account for a substantial portion of our revenues in 2003. As a result, any adverse change in the IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. We have and will continue to face competition from products that may be equivalent or superior to our own products or that the market perceives to be more attractive. Also, it is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us or our customers, licensees or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by original equipment manufacturers (OEMs) and other vendors of products incorporating our products; and

•	general economic conditions, including the changing economic conditions in the United States.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us.

Our average selling prices continue to decline which may materially adversely affect our profitability.

Sales of our Integrated Digital Telephony (IDT) products comprised 95% of our total revenues for the three months ended September 30, 2003. We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors. This could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations.

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

To meet our increased wafer requirements, we have added additional manufacturing sites to manufacture our processors. However, there may be shortages in worldwide foundry capacity due to increases in semiconductor demand or other factors. In the event of such a shortage, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. In addition, foundries in Taiwan produce a significant portion of our wafers. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our reputation, business, financial condition, and results of operations.

Because the manufacture of our products is complex, the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires.

The manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the foundries we currently use do not achieve the necessary yields or product reliability, our customer relationships could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations.

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

We are dependent on sales to customers outside the United States. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended September 30, 2003. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business.

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2003, 146 of our 199 employees were located in Israel, including 91 out of 123 of our research and development personnel. In addition, although we were incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to expire starting in 2005 through 2013. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

Our failure, and the failure of our OEM customers, to obtain the necessary complementary components required to produce various products could diminish the sales of our products.

Our IDT speech processor products require an external component in the finished product to provide Analog Random Access Memory circuits (ARAMs) and flash memory which are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations. In addition, some of the raw materials, components and subassemblies included in the end products manufactured by our OEM customers, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources associated with the manufacturing processes of our OEM customers could have an adverse effect on our business and results of operations due to a delay or discontinuance of orders for our products by our OEM customers until those necessary components are available for their end products.

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

We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we recently experienced and from which the industry is slowly recovering. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The recent downturn we experienced was, and future downturns in the semiconductor industry may be, severe and prolonged. Also, the slow recovery from the recent downturn and the failure of this industry to fully recover from the recent downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan, represented 99% of our total revenues for the three months ended September 30, 2003. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our facilities in Israel. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our OEM customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

		Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	The Company furnished the following Current Report on Form 8-K during the three months ended September 30, 2003:

A Form 8-K on July 21, 2003 announcing its second quarter 2003 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date: November 14, 2003	By:	/s/ MOSHE ZELNIK

Moshe Zelnik, Vice President of Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)