Form 10-K
period 2003-12-31
DSP GROUP INC /DE/
filed 2004-03-15
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $458,161,086. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2004, the Registrant had outstanding 28,841,976 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2003 are incorporated herein by reference into Part II, Item 5 and Part III of this annual report.

INDEX

DSP GROUP, INC.

i

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

PART I

Item 1.    BUSINESS.

Introduction

DSP Group, Inc. is a fabless semiconductor company in the short-range residential wireless communications market. By combining our proprietary technologies and advanced design methodologies, we offer original equipment manufacturers (OEMs) complex Integrated Circuit (IC) solutions. Our system-on-a-chip solution includes applications for digital 900MHz, 2.4GHz and 5.8GHz telephony, European Digital Enhanced Cordless Telecommunications (DECT) telephony, Bluetooth systems for voice, data and video communication in residential, SOHO/SME (small-office home-office and small to medium enterprises) and automotive applications. In addition, we offer IC products that are used in hand-held Digital Voice Recorders, MP3 players, Voice over Internet Protocols (VoIP) phones, residential gateways, and Integrated Access Devices (IADs). We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

In November 2002, we transferred the assets and liabilities of our DSP cores licensing business to one of our then wholly-owned subsidiaries and immediately after the separation, the subsidiary affected a combination with Parthus Technologies plc to form Ceva, Inc. (f.k.a. ParthusCeva, Inc.). We distributed all of the common stock of our then wholly-owned subsidiary to our stockholders in connection with the separation. In anticipation of the separation, we reclassified the DSP cores licensing business as discontinued operations in our financial statements for the years ended December 31, 2002, 2001 and 2000. Since the separation, we are focused on IC product sales and operate in one reporting segment.

Industry Environment and Our Business

Over the past two decades communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks, such as copper, wireless transmission over radio frequencies, Digital Subscriber Lines (DSL) and cable lines. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including cordless phones, cellular phones, personal computers, personal digital assistants (PDAs), and digital cable and satellite set-top boxes. Moreover, the desire to leverage existing telecommunications infrastructure, together with the increased use of new data-intensive computing and communications applications and advanced video applications, are driving the convergence of voice, data and video.

Our focus on the design of highly integrated mixed-signal devices that combine complex analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our IC products are customizable, achieve high functionality and speed at reduced power consumption, especially for mobile applications, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for OEMs to design and market their own end products with the maximum differentiation.

In response to the growing trend towards wireless residential connectivity in the past few years, we have developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed technologies including Direct Sequence and Frequency Hopping Spread Spectrum (FHSS) and Digital Narrow Band, along with CMOS and SiGe RF chips for 900MHz, 2.4GHz Industry Scientific and Medical (ISM) Band, 5.8 GHz, DECT (1.9GHz) and Bluetooth.

We also develop and market embedded, integrated silicon/software solutions for Digital Voice Recorder, Hands Free Car Kit and VoIP applications, as well as other Voice-over-Packet (VoP) applications for gateway and integrated access.

Since inception, we have shipped approximately 206 million units of speech processors and RF devices to OEMs, of which approximately 65 million were shipped in 2003. Sales of our Integrated Digital Telephony (IDT) speech processors and RF devices accounted for approximately 93% of our total revenues in 2003, 97% in 2002 and 94% in 2001.

Product Development

We introduced the first IDT telephony speech processor in 1989. In 1999, we acquired technology and products, including associated intellectual property related to 900MHz spread spectrum cordless telephones, from Advanced Micro Devices. In addition, in connection with the acquisition, we acquired two integrated groups of engineers, one located in Israel and the other in the United States. In the same year, we shipped the first D16000 family of fully-integrated speech processors, which combined the components of a mixed signal system on a single chip. Each speech processor in the D16000 family contains a DSP core, converters that transform analog signals into digital signals and vice versa, and various signal amplifiers, all embedded on a single chip. In addition to implementing DSP algorithms, including data compression, Caller ID and full-duplex speaker phone, these speech processors also perform tasks that would typically be handled by a separate central processing unit (CPU) chip.

In response to the limited growth of the 900MHz spread spectrum market in the U.S., in 2000 we initiated the development of a new line of 900MHz narrow-band cordless products to address this changing market trend. We developed the D36000 family of fully-integrated speech processors based on TeakLiteDSPCore®, which supports two-line telephony as well as cordless baseband modems with low power usage. D36000 speech processors, which entered into mass production in the second quarter of 2001, have received marketplace acceptance as an upgrade to our D16000 family of products for cordless and corded telephony standards. With this new family of products, we provide a complete solution for 900MHz, 2.4GHz single handset, 2.4GHz multi-handset and 5.8GHz baseband markets.

In 2001, we entered into mass production of 900MHz narrow-band cordless chipset. The chipset includes a D36000 fully-featured telephony and baseband device and an integrated RF device. We completed the design of our advanced chipset for 2.4GHz single handset and multi-handset for the

U.S. market in 2001. During the same year, we also developed an integrated CMOS RF device, which was an important step in our development efforts to integrate telephony features, a communications modem and a RF device into an integrated phone-on-a-chip solution.

In 2002, we introduced a complete chipset for a 2.4GHz single handset solution and an advanced EDCT 2.4GHz multi-handset solution with walkie-talkie and in-room baby monitor capabilities. As the U.S. market transitioned from 900MHz to 2.4GHz, we introduced an optimal and low-cost 2.4GHz multi-handset solution to serve the growing requirements for systems with up to four handsets. Furthermore, in the second half of 2002, we started the development of a unique residential highly-featured cordless system to support voice, video and data connectivity, based on Bluetooth protocol. This universal platform is designed to enable fast time to market and seamless migration to data connectivity and broadband wireless residential applications.

During the second quarter of 2003, we moved into the multimedia communications market by acquiring the assets of Teleman Multimedia Inc., a U.S. corporation. Teleman has developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The device supports compression standards such as MPEG4, JPEG and H263 . Our first line of video products, which is anticipated to be introduced in the fourth quarter of 2004, will enable the compression and decompression of video signals and may be incorporated into a variety of applications.

Also in 2003, to gain entrance into the European market and increase our leadership position in Asia, we developed the D56000 chipset family, a universal chipset for the DECT (1.9GHz) market, as well as the U.S. 2.4GHz and 5.8GHz markets. This dual modem device supports low power consumption applications and has Universal Serial Bus (USB) connectivity. A new CMOS DECT RF with external power amplifier device in the chipset is designed to enable fast time to market.

We further developed a complete chipset for residential voice, data and video wireless solution in 2003. The chipset includes DB56000 baseband device which combines the D56000 integrated capabilities with ARM7™ processor as well interface capabilities such as Ethernet and USB, Bluetooth RF CMOS device and DVC21 video processor to enable the transfer of voice, data and video wirelessly over Bluetooth protocol.

For the growing 5.8GHz market we are developing a complete IC device solution to replace the discrete 5.8GHz converter currently used in the market.

We believe that we are prepared to meet the exciting challenges of the dynamic and evolving markets for short-range multimedia communication and home wireless networking by combining our ability to integrate voice, data and video technologies. We currently expect an increased demand for our existing product lines in 2004 and anticipate that our products for the DECT and multimedia markets, including video and Bluetooth, will contribute to our growth in 2005 and increase our market share in Europe.

Target Markets and DSP Group Products

Our work in the field of wireless residential technology has yielded various synergistic product families targeted for specific segments of the wireless residential communications market. The sale of chipsets incorporated in 2.4GHz cordless telephony products represented approximately 79% of our total revenues for 2003.

Products Targeted for Digital Cordless Telephony

To capitalize on the trend from analog telephony to digital cordless telephony, during the last few years we developed the Super Hopper Chipset Family and EDCT (Enhanced Digital Cordless Telephone) Chipset Family. Both chipsets integrate the TeakLite® DSP core into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility for products incorporating these chipsets range from a basic cordless phone with Caller ID to a fully featured solution that includes the integration of CID type I & II, multi-party hands-free True Full Duplex Speakerphone®; Digital Telephone Answering Machine, Talking Caller I.D function, as well as dual line support.

Super Hopper Chipset Family - chipsets for 900MHz and 2.4GHz FHSS cordless telephones in the ISM Band. The Super Hopper chipset provides a two-chip solution: the baseband controller and the RF transceiver with external power amplifier. The Super Hopper chipset supports single handset link to the base station, multiple ringing handsets and handset-to-handset communication independent of the base station (walkie-talkie mode).

EDCT Chipset Family - chipsets for 2.4GHz FHSS cordless telephones for the ISM Band. The EDCT chipset provides a two-chip solution: the baseband controller (D36000 or D56000 family) and RF transceiver with integrated power amplifier. For 5.8 GHz applications, an additional converter designed by us is required. The system supports up to four simultaneous handset links to the base station, multiple ringing handsets and walkie-talkie mode and a full range of voice features.

DECT (Digital European Cordless Telephone) Chipset Family - chipsets for DECT (1.9GHz) cordless phones. The DECT chipset provides a three-chip solution: the baseband controller (D56000 family), RF transceiver and a simple external RF power amplifier designed to boost the output power to the maximum allowed level. The base band chip combines unique communication technology with the best telephony features at the most effective system cost. The DECT chipset supports both DECT (1.9GHz) and 2.4GHz bandwidth, up to six simultaneous handset links to the base station, multiple ringing handsets and walkie-talkie mode and a full range of voice features.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003, we developed our video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

Bluetooth Chipset Family - a chipset that includes a base band controller (DB56000family) and RF transceiver with integrated power amplifier. The chipset integrates the TeakLite® DSP core and ARM7™ into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility is provided for the entire range of products. The Bluetooth chipset supports simultaneous handset links to the base station, multiple ringing handsets, walkie-talkie mode, DECT, Bluetooth and EDCT protocols, as well as new features enabled by Bluetooth such as Bluetooth headset support and Bluetooth wireless data connectivity to other devices. The high data rates offered by the Bluetooth link enable wireless data networking and wireless transmission of video within the residence in conjunction with our video compression chip technology.

Video Processor Chip - a chip that is targeted at low bit rate video applications such as those based on H263, JPEG and MPEG4 compression standards. This chip serves as a complete stand alone system including direct image sensor and display interfaces as well as an advanced video compression engine. Target applications include video telephony, home security and portable multimedia. The chip can be used in a system with our cordless chipsets to provide wireless video transmission.

Products Targeted for Analog Telephony

We continue to sell stand-alone IDT speech processors to support analog telephones based on PineDSPCore® and TeakLiteDSPCore®, which are more fully described below:

Technology	Description
Triple Rate Coder™	Instructs the telephone answering machine to decide automatically between better voice quality and longer recording time.

True Full-Duplex SpeakerPhone™	Allows simultaneous two-way (full-duplex), hands-free operation of the telephone and suppresses and cancels acoustic and electrical echoes.

G.723.1	ITU-T approved speech compression for VoIP and video conferencing over standard telephone lines.

Caller ID and Call Waiting Caller ID	Identifies to the party being called the telephone number of the calling party, whether or not the party being called is already engaged in another call.

Call Progress Tone Detection	Detects standard telephony signals during the progress of a telephone call.

DTMF Signaling	Detects and generates touch tone (DTMF) signals that comply with telephone industry frequency standards.

Voice Prompts	Provides the ability to stamp a message with a time and date and prompts voice-operated instructions.

Variable Speed Playback (FlexiSpeech®)	Permits playback of recorded speech at different speeds without distorting the natural sound of the speech.

Voice Operated Switch (VOX) (Smart-Vox®)	Detects human speech and stops recording during periods of silence, thereby conserving available memory.

Talking Caller I.D	Enable spoken out Caller ID in telephony as well as other applications.

Enhanced Digital Cordless Telephony	Multiple patented technology allowing high quality multi-handset connectivity

Voice Recognition	Allows a user to operate a telephone or answering machine by giving voice commands.

Products Targeted for Voice-over-Packet Market

Our Voice-over-Packet (VoP) speech co-processors, including VoIP, are DSP core-based, highly-integrated speech processors targeted for the low to medium density IAD, residential gateway and Internet Protocol (IP) telephony markets. These devices integrate all necessary DSP functionality combined with built-in Analog Front-End and support one to four channels of VoIP were developed for use in conjunction with other microprocessors to transmit VoP-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, DSL links, cable networks, other data networks and combined data/voice networks. “Voice-over-IP” refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

The development of product lines targeted at the VoP market is primarily conducted by our wholly-owned subsidiary, VoicePump, Inc.

The following table sets forth the features of the VoIP speech co-processors that we currently offer:

DSP Group’s Voice-over-Packet Speech Co-Processors

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

Products Targeted for the Digital Voice Recorder Market

We have developed a Digital Voice Recorder (DVR) that integrates the TeakLite® DSP core to enable five different speech compression rates. This DVR with adequate flash memory device can provide up to five hours of recording time. During 2003 we also developed an integrated DVR with MP3 playback and USB connectivity for voice recording application for personal and business use.

Software and Patent Licensing

We also license a family of proprietary speech compression algorithms and patents such as TrueSpeech® and G.723.1. Revenues from these licenses have been immaterial to date.

Customers

We sell our products, through distributors and representatives, to OEMs who incorporate our products into consumer products for the residential wireless telecommunication market worldwide. The major consumer electronics manufacturers and telecom operators that use our IC products include: Panasonic, Sony, Uniden, CCT Telecom, Motorola, Samsung, Philips, Alcatel, Thomson, General Electric, North Western Bell, South Western Bell, Conair, LG Electronics, Cenix, Yamaha, Deutsche Telecom, France Telecom, Swisscom, Telefonica, Telecom Italia, and Belgacom.

International Sales and Operations

Export sales accounted for 99% of our total revenues for 2003, 2002 and 2001. Although all of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 10 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2003, for a summary of our operations within various geographic areas.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors and independent OEM representatives. Our sales and marketing team, working out of our sales offices in Santa Clara, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories worldwide where we do not have sales offices, we solely operate through a network of distributors and independent OEM representatives. A significant portion of our worldwide sales is derived through sales to our Japanese distributor, Tomen Electronics. Revenues derived from sales through Tomen Electronics comprised 79% of our total revenues in 2003, 81% in 2002, and 72% in 2001. In September 2000, we invested approximately $485,000 in the parent company of Tomen Electronics. For more information about our relationship with Tomen Electronics, see Note 6 to the attached Notes to Consolidated Financial Statements for the year ended December 31, 2003. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Moreover, our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

Manufacturing and Design Methodology

All of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors and RF devices from TSMC and IBM. Under non-exclusive arrangements, these independent foundries normally provide us with either sorted good wafers or un-sorted wafers. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test our products at ASE and TSMC and subcontract ASE and SPIL for dies packaging.

We intend to continue to use independent foundries to manufacture our digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. As the economic recovery continues and companies replenish their semiconductor inventory, we believe there is a greater demand for foundries which may strain their production capacity. Also, there may be shortages in worldwide foundry capacity due to increased semiconductor demand for other factors. However, we have not engaged additional foundries to manufacture our products as safeguards against over-capacity due to expense considerations. While we currently believe we have adequate capacity to support our current sales levels, we may encounter over-capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Over-capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.

In addition, foundries in Taiwan produce a significant portion of our wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our business, financial condition and results of operations.

Moreover, our IDT speech processor products require an external component in the finished product to provide Analog Random Access Memory circuits (ARAMs) and flash memory, which are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include National Semiconductor, Philips, Oki Electronic, Micro Linear and Infineon.

Similar principal competitive factors affect the Voice-over-Packet (VoP) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoP market include Conexant Systems Inc. (formerly GlobalVirata), AudioCodes, Texas Instruments, Broadcom, Infineon and Oki Electronic.

Also, in addition to our TrueSpeech algorithms, several other digital speech compression technologies exist and are currently being developed that may be promoted by our competitors as industry standards for the VoIP computer telephony and personal computer markets.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our IDT processors. We were able to partially offset price reductions which occurred during 2003 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

Furthermore, due to various new developments in the home residential market, we may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines, and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit.

Research and Development

We believe that the continued timely development and introduction of new products is essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2003, we had a staff of 133 research and development personnel, of which 101 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $25.6 million in 2003, $19.7 million in 2002, and $21.1 million in 2001, on research and development activities.

As noted above, due to various new developments in the home residential market, including the rapid deployment of new communication access methods, we will be required to expand our current product lines and develop products and services targeted at a wider multimedia market. We will need to continue to invest in research and development and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new trends in our industry.

Licenses, Patents and Trademarks

We have been granted 29 United States patents, one Canadian patent, two Israeli patents and one Taiwanese patent, and have nine patents pending in the United States, one patent pending in Japan,

and two patents pending in Israel. We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

The semiconductor and software industries are subject to frequent litigation regarding patent and other intellectual property rights. While claims involving any material patent or other intellectual property rights have not been brought against us to date, we cannot provide assurance that third parties will not assert claims against us with respect to existing or future products, or that we will not need to assert claims against third parties to protect our proprietary technology. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that our TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of our TrueSpeech 8.5 licensees, for infringement. We were not named in AT&T’s suit against Microsoft. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

We have trademark registration for the following mark in the United States: TRUESPEECH TRIPLE RATE CODER.

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

Backlog

At December 31, 2003, our backlog was approximately $42.8 million compared with approximately $29.6 million at December 31, 2002. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation by the purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2003, we had 210 employees, including 133 in research and development, 29 in marketing and sales and 48 in corporate and administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that relations with our employees are good.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 79% of our total revenues in 2003, 81% in 2002 and 72% in 2001. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd, has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, unemployment, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a slow economic recovery after the downturn in worldwide economic conditions. If the economy continues to recover at such a slow pace, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industry. In addition, the events of September 11, 2001, subsequent international conflicts and terrorist acts, and new developments with the Iraqi conflict, can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Sales of our Integrated Digital Telephony (IDT) products comprised 93% of our total revenues for 2003. Specifically, sales of our 2.4GHz products comprised 79% of our total revenues for fiscal 2003, and we expect that our 2.4GHz products will continue to account for a substantial portion of our revenues in 2004. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe new developments in the home residential market may adversely affect the revenues we derive from our IDT products. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, may reduce the market for products using fixed-line telephony, meaning communication through phones connected to telephone lines. This decrease in demand would reduce our revenues derived from, and unit sales of, our cordless telephony products.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us.

Our average selling prices continue to decline which may materially adversely affect our profitability.

Sales of our Integrated Digital Telephony (IDT) products comprised 93% in 2003, 97% in 2002 and 94% in 2001 of our total revenues. We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

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

As the economic recovery continues and companies replenish their semiconductor inventory, we believe there is a greater demand for foundries which may strain their production capacity. Also, there may be shortages in worldwide foundry capacity due to increased semiconductor demand for other factors. However, we have not engaged additional foundries to manufacture our products as safeguards against over-capacity due to expense considerations. While we currently believe we have adequate capacity to support our current sales levels, we may encounter over-capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Over-capacity at the foundries we use to manufacture our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. Our business could also be harmed if one or more of the foundries terminates its relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., who manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2003. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2003, 159 of our 210 employees were located in Israel, including 101 out of 133 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that our TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of our TrueSpeech 8.5 licensees, for infringement. If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.

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

We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we recently experienced and from which the industry is slowly recovering. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The recent downturn we experienced was, and future downturns in the semiconductor industry may be, severe and prolonged. Also the slow recovery from the recent downturn and the failure of this industry to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include National Semiconductor, Philips, Oki Electronic, Micro Linear and Infineon. Our principal competitors in the VoP market include Conexant Systems Inc. (formerly GlobalVirata), AudioCodes, Texas Instruments, Broadcom, Infineon and Oki Electronic. Our principal competitors with respect to digital speech compression technologies include AT&T and Motorola.

Furthermore, due to various new developments in the home residential market, we may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines, and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit. We cannot assure you that we will succeed in developing and introducing new products that are responsive to market demands.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in each of 2003, 2002 and 2001. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

Specifically, we believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including wireless, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our total revenues derived from, and unit sales of, cordless telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT and video products. We cannot assure you that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. This will require us to expend greater research and development resources, and may require us to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our IDT products, this effort may not continue be successful. Also, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition. In case our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

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

New developments related to the Iraqi conflict and future attacks may negatively impact all aspects of our operations, revenues, costs and stock price.

The current conflict in Iraq and the events of September 11th, as well as future events occurring in response to, or in connection to them, including future terrorist attacks against United States targets, or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations. We may experience delays or losses in the delivery of wafer supplies to us and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

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

Item 2.    PROPERTIES.

Our operations in the United States are located in an approximately 14,345 square foot leased facility in Santa Clara, California. This facility is leased through March 31, 2004. Our operations in Israel are located in approximately 19,645 square feet of leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2008. We also have approximately 3,197 square feet of leased facility in Tokyo, Japan, used for sales and marketing activities. This lease is effective until October 2004. VoicePump operations in the United States are located in approximately 2,055 square feet of leased facilities in Schaumburg, Illinois. Our wholly-owned subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2005 and 2004, respectively. We believe that our existing facilities are adequate to meet our needs for the immediate future.

Item 3.    LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business activities. Also, as is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, AT&T asserted that our TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of our True Speech licensees, for infringement. We were not named in the suit against Microsoft. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001, trades on the Nasdaq National Market (Nasdaq symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2003	High	Low
First Quarter	$18.63	$14.18
Second Quarter	$24.73	$17.45
Third Quarter	$29.00	$21.08
Fourth Quarter	$29.00	$22.58

Year Ended December 31, 2002	High	Low
First Quarter	$24.99	$19.58
Second Quarter	$23.05	$16.30
Third Quarter	$19.80	$14.92
Fourth Quarter	$18.35	$13.15

As of March 10, 2004, there were 28,841,976 shares of common stock outstanding, representing approximately 70 holders of record, which we believe represents approximately 10,470 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 4, 2004. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The results of operations, including revenue, operating expenses, financial income and taxes on income of the DSP cores licensing business for the years ended December 31, 2002, 2001, 2000 and 1999, have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2002, 2001, 2000 and 1999 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only the continued operations. The consolidated financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 have been audited by Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2003, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$152,875	$125,158	$89,430	$86,603	$58,232
Cost of revenues	83,077	74,412	53,122	48,498	32,999

Gross profit	69,798	50,746	36,308	38,105	25,233
Operating expenses
Research and development	25,599	19,745	21,066	16,077	12,174
General, administrative, sales and marketing	18,930	15,793	14,075	14,148	10,343
Nonrecurring expenses	2,727	865	—	14,154	—

Total operating expenses	47,256	36,403	35,141	44,379	22,517

Operating income (loss)	22,542	14,343	1,167	(6,274)	2,716
Financial and other income
Interest income, net	7,947	9,452	12,522	12,999	5,524
Other income	241	—	278	60,764	61,406

Income after financial and other income	30,730	23,795	13,967	67,489	69,646
Impairment of available-for-sale marketable securities	—	(10,229)	—	—	—

Income before taxes on income	30,730	13,566	13,967	67,489	69,646

Taxes on income	5,375	894	2,406	26,927	24,193

Income from continuing operations	$25,355	$12,672	$11,561	$40,562	$45,453

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	27,912	27,070	26,641	26,616	23,468
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	29,593	28,041	27,606	28,669	25,442

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(U.S. dollars in thousands)
Basic net earnings per share	$0.91	$0.47	$0.43	$1.52	$1.94
Diluted net earnings per share	$0.86	$0.45	$0.42	$1.41	$1.79
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$276,373	$235,982	$249,791	$223,201	$161,371
Working capital	$60,887	$76,556	$109,677	$143,203	$125,192
Total assets	$368,470	$280,072	$312,379	$282,807	$206,179
Total stockholders’ equity	$304,381	$247,718	$278,977	$246,165	$183,957

	Year Ended December 31,
Fiscal Years by Quarter	2003				2002
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$38,136	$47,178	$38,550	$29,011	$28,128	$44,005	$31,899	$21,126
Gross profit	$18,685	$21,535	$17,344	$12,234	$11,915	$17,572	$12,745	$8,514
Net Income (loss)	$5,961	$9,640	$5,487	$4,267	$3,626	$7,791	$(918)	$2,175
Net earnings (loss) per share—Basic	$0.21	$0.34	$0.20	$0.16	$0.13	$0.29	$(0.03)	$0.08
Net earnings (loss) per share—Diluted	$0.20	$0.32	$0.19	$0.15	$0.13	$0.29	$(0.03)	$0.08

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial section of this annual report consists of the following management’s discussion and analysis of our financial condition and results of operations, and the accompanying consolidated financial statements for the year ended December 31, 2003 and the related notes. The following section is designed to provide you with a narrative of our financial results and evaluation of our financial condition and results of operations.

Due to various applicable reporting and disclosure rules, a reader may be somewhat overwhelmed by the length and detail required for a discussion of our financial condition and results of operations. Therefore, we have included an overview section that is designed to provide you with some perspective about the information contained in this section, as well as a better understanding of the key drivers and concerns of our business. The purpose of this overview section is to inform the reader about how we generate revenues and what are some of our significant expenses, as well as discuss the status of our business in the context of industry-wide trends and explain our management’s view of the implication and significance of these trends.

Overview

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment manufacturers that incorporate our chipsets into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet protocol (VoIP) hardware and software technologies. Our products include 900MHz, 2.4GHz, DECT (1.9GHz) and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, and solutions for digital voice recorders (DVRs), MP3 and VoIP applications and other voice-over packet applications. Our current primary focus is cordless telephony as our 2.4GHz and 5.8GHz products represented over 85% of our total revenues in 2003.

In November 2002, we transferred our DSP cores licensing business to our then wholly-owned subsidiary, Ceva, Inc., which thereafter combined with Parthus Technologies plc to form Ceva, Inc. (f.k.a. ParthusCeva, Inc.). Since the spin-off, we are more focused on product sales, and we operate in one business segment. To eliminate any confusion, our then wholly-owned subsidiary, Ceva, Inc., will be addressed as “Ceva” and Ceva, Inc. (f.k.a. ParthusCeva, Inc.) will be addressed as “ParthusCeva” in the relevant discussions about these entities in this section.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business, improve our profitability and increase our market share over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices, communications technologies and speech-processing algorithms. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies for telephony products, and (3) the market acceptance of the change of bandwidth for telephony products from 900MHz to 2.4GHz technologies, as well as the recent move from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality.

We believe that due to our continued focus on dynamic and changing market needs and trends, we remain positioned to take advantage of trends in the market, including the convergence and integration of features and technologies into one chipset. We are responding to this trend by developing and selling a portfolio of “system-on-a-chip,” short-range communication (EDCT, DECT, Bluetooth), solutions for portable multimedia (speech, music, video and still image), and VoIP applications in consumer electronics and telecommunication products. Our planned future lines of products are intended to integrate video, voice, data and communications technologies, and help us strengthen our position as a leading supplier of multimedia communications products. Products that we are developing in 2004 include the DECT (1.9GHz) chipset for the European market, a new chipset that includes video technologies capabilities and a new Bluetooth chipset.

On a historical basis, from 1999 to 2003, our business produced $512.0 million of revenues, representing a compounded annual growth rate (CAGR) of 27%. We also achieved an increase of $209.0 million in our cash position, after the distribution of $40 million in cash and other related payments to Ceva in November 2002.

More specifically, in 2003, our revenues grew by 22% in comparison to the same period in 2002, reaching a record level of $152.9 million. During 2003, we were able to offset the continued decline in average selling prices of our integrated circuits for cordless telephony products by decreasing our manufacturing costs, due to technological improvements, continuing improvements in our yield percentages, especially in our RF products, decrease in costs of wafers and assembly as well as the integration of more semiconductor content in a single system. As a result, our gross profit increased to a record level of 46% in 2003 from 41% in 2002. Our operating profit increased by 57% in 2003 as compared to 2002 and reached a level of $22.5 million, approximately 15% of revenues compared with 11% in 2002. During the same period, our operating expenses increased by 30% and reached a level of $47.3 million, including the write-off of in-process research and development in connection with our acquisition of Teleman Multimedia Inc. in May 2003, which amounted to approximately $2.7 million. This increase in operating expenses was mainly a result of our significant increase in research and development expenses, primary attributed to the hiring of new employees and initiation of new research and development projects in 2003.

The increase in our revenues in 2003 was primarily a result of strong demand from both existing and new original equipment manufacturer (OEM) customers, especially in Japan and Asia Pacific, for our 2.4GHz and 5.8GHz single and multi-hand-set chipsets. Our revenues in Japan and Asia Pacific increased by 20% and 47%, respectively, in 2003, in comparison to the same period in 2002. Our ability to offer more integrated features and functions on our chipsets, together with the growth of the wireless residential market, contributed to our significant growth.

During the second quarter of 2003, we moved into the multimedia communications market by acquiring the assets of Teleman for a total consideration of $5.0 million plus transaction expenses. In addition, we hired 10 engineers that were previously employed by Teleman. Teleman, founded in 1998, has developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The Teleman silicon platform supports compression standards such as MPEG4, JPEG and H263.

Our first line of video products, which is anticipated to be introduced in the fourth quarter of 2004, will enable the compression and decompression of video signals and may be incorporated into a variety of applications. In 2003 we also achieved new design wins with existing OEM customers as well as with new OEM customers, including the two first design wins for our new DECT products targeted for the European market. We expect to begin shipping these DECT products in the second half of 2004.

We believe that we are now prepared to meet the exciting challenges of the dynamic and evolving markets for short-range multimedia communication and home wireless networking by combining our ability to integrate voice, data and video technologies. We currently expect an increased demand for our existing product lines in 2004 and anticipate that the DECT and multimedia markets, including video and Bluetooth, will drive our growth in 2005 and increase our market share in Europe.

Although we experienced growth historically and were able to increase both revenues and gross margin in 2003, there are several market trends that challenge our ability to continue to grow our business. Our business operates in highly innovative environments, typical mass consumer market, characterized by changing standards and rapid introduction of new products offering improved performance at lower prices. As part of our overall strategy, we have used our core competencies, global presence and financial strength to keep pace with competition. However, we believe new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging communication access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. We are also very dependent on the ability of our OEM customers to penetrate the consumer markets with their end products that integrate our technologies. Moreover, the continued growth of our business depends on our ability to deliver state-of-the-art technologies in a cost-effective and timely manner. Competition has historically increased pricing pressures for our products and decreased the average selling prices of our products. As a result, we may need to offer our products in the future at lower prices than we currently anticipate, which may result in lower profits. We must continue to monitor and control costs, improve operating yields and maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, in order to increase our sales volume we will need to penetrate the European market with our new line of DECT products, which is anticipated to be introduced in the third quarter of 2004. For these reasons, we cannot assure you that our business will grow at the previous pace, if at all. You should not rely upon our past operating results as an indication of future performance.

During 2003, we repurchased an aggregate of 746,000 shares of our common stock for $16.2 million at an average price of $21.66 per share. Our total position in cash, cash equivalents and marketable securities increased during 2003 by $40.4 million to a total of $276.4 million as of December 31, 2003.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. Generally Accepted Accounting Principles (US GAAP). These accounting principles require our management to make estimates and assumptions about future events that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities reported in our financial statements and accompanying notes. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during any given reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts and product returns, inventories, investments, intangible assets, taxes on income, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the presentation of our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments in preparing our consolidated financial statements:

•	Inventory Valuation. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2003, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

•	Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. Certain events could occur that would materially affect our management’s estimates and assumptions regarding deferred taxes. For example, changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision. Carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, and, as a result, significant declines in taxable operating income could materially impact the realizable value of deferred tax assets. If our management’s estimates and assumptions change in the future, we may be required to record valuation allowances against our deferred tax assets that will result in additional income tax expense recorded in our consolidated statements of operations.

•	Business Combinations; Valuation of Goodwill. Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expenses. The determination of value of these components of a business combination, as well as associated asset useful lives, requires our management to make various estimates and assumptions. Estimates using different, but each reasonable, assumptions could produce significantly different results. Commencing January 1, 2002, we test goodwill for possible impairment on an annual basis and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such impairment loss is measured by comparing the recoverable amount of an asset with its carrying value. The determination of the value of goodwill requires our management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of a respective asset. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

•	Intangible assets. As a result of our purchase of Teleman, we have acquired intangible assets. The determination of the value of intangible assets requires management to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates have been based on our business plans for the entity acquired. If these estimates or the related assumptions change in the future, we could be required to record impairment charges. Any material change in our valuation of assets in the future and any consequent adjustment for impairment could have a material adverse impact on our future reported financial results.

•	Allowance for Doubtful Accounts. We evaluate our trade receivables based on a combination of factors. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to an amount we reasonably believe is collectible. For all other customers, we recognize general reserves for bad debts. If circumstances change, including higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount. Issues relating to collectibility have historically been insignificant.

•	Contingencies. We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters, which may result in higher net loss. Our management has discussed the development and selection of the above critical accounting policies with the audit committee.

Results of Operations:

During 2003, we increased our revenues and net income generated by our fabless semiconductor business. We demonstrated year-over-year growth of 22% in revenues. Our gross profit and operating income increased significantly by 38% and 57%, respectively, as compared to 2002. Due to an increase in revenues and gross profit we significantly increased our operating income as a percentage of total revenues from 11% in 2002 to 15% in 2003, despite a 30% increase in operating expenses.

Total Revenues.    Our total revenues were $152.9 million in 2003, $125.2 million in 2002 and $89.4 million in 2001. This represents an increase in revenues of 22% in 2003 as compared to 2002, and an increase of 40% in revenues in 2002 as compared to 2001. This increase of 22% in 2003 was primarily as a result of strong demand, especially from our OEMs in Japan and Asia Pacific, for our 2.4 GHz and 5.8GHz single handset products, as well as 2.4 GHz multi handset products. The revenue increase was also a result of a significant increase of sales in Asia Pacific of 2.4 GHz products that incorporated our chipsets by our new OEM customers with well-established consumer electronics brands. Our revenues for 2002 increased primarily as a result of strong demand for our new 2.4GHz single hand-set and 2.4GHz multi-hand-set products. Sales of 2.4GHz products represented approximately 79% of our total revenues for 2003. During both comparable periods we were able to partially off-set the decline in average selling price of our products by adding advanced and pioneer features to our products.

We also generate revenues from the licensing of our TrueSpeech algorithms. However, license fees and per unit royalties from TrueSpeech licensees have not been significant to date, and we do not expect them to increase significantly in the future.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be observed from reviewing our quarterly information and results of operations.

Export sales, consisting of Integrated Digital Telephony (IDT) speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in 2003, 2002 and 2001. All export sales are denominated in U.S. dollars. The following table shows the breakdown of net revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$1,302	$711	$1,285
Japan	$119,355	$99,795	$64,346
Europe	$3,063	$4,819	$6,108
Asia (excluding Japan)	$29,155	$19,833	$17,691

Total revenues	$152,875	$125,158	$89,430

Significant Customers.    Revenues derived from sales through one distributor, Tomen Electronics, accounted for 79% of our total revenues in 2003 as compared to 81% in 2002 and 72% in 2001. The decrease in 2003 as compared to 2002 was due to increased volumes of sales in Asia Pacific that offset the increase in absolute sales figure in 2003. The increase in 2002 as compared to 2001 was primarily due to a greater volume of sales in Japan.

The Japanese market and the OEMs that operate in that market are among the largest suppliers with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Revenues from our 2.4 GHz products represented 79% of our total revenues for the year ended December 31, 2003. We believe that sales of this product line will continue to represent a substantial percentage of our revenues in 2004. However, as previously discussed, we believe the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, would reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4 GHz products. We believe in order to maintain our growth, we will need to expand our product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market.

Gross Profit.    Gross profit as a percentage of sales was 46% in 2003 and 40% in each of 2002 and 2001. The significant increase in our gross margin in 2003 as compared to 2002 was primarily due to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs, as a result of technological improvements, continuing improvements in our yield percentages, especially in our RF products, as well as the integration of more semiconductor content in a single system. Furthermore, the reduction in manufacturing costs was partially a result of extensive cost reduction in the testing portion of our manufacturing process that was implemented by our testing team, as well as a result of reduction of our raw materials costs.

However, we cannot guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors. Our gross margin may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Our gross margin reflects the sale of chips and chipsets that have different margins. Thus, changes in the mix of products sold also will impact our gross margin. Moreover, penetration of new competitive mature markets, such as the European DECT market, could require us to reduce sale prices and harm our gross margin.

Operating expenses

Research and Development Expenses.    Research and development expenses increased to $25.6 million in 2003 from $19.7 million in 2002. Research and development expenses decreased to $19.7 million in 2002 from $21.0 million in 2001. The increase in 2003 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees, increased allocated facilities expenses, increased depreciation and maintenance expenses of our development software tools and increased project material expenses. As of December 31, 2003, we had 133 research and development employees, as compared to 85 as of December 31, 2002. The increase was also attributed to expenses incurred by our Korean subsidiary, established in connection with the Teleman acquisition, which began its operations during the second quarter of 2003. Research and development expenses for 2003 also included expenses in the amount of $0.4 million related to the amortization of workforce and patents acquired from Teleman in May 2003 and an expense of approximately $0.7 million related to accelerated depreciation of software tools mainly the CAD design tools. As our research and development team is working on various projects simultaneously and continuing to grow, we anticipate our research and development expenses in absolute dollars will increase in 2004 as compared to 2003. The decrease in 2002 as compared with 2001 was primarily attributed to the decrease in expenses related to VoIP projects, as well as the devaluation of the New Israeli Shekel (NIS) compared to the U.S. dollar. A significant portion of our research and development team is located and employed in our Israeli development center. As a result, we experienced a decrease in engineers’ payroll expenses denominated in NIS of our research and development employees employed by our Israeli subsidiary, partially offset by greater use of subcontractors and semiconductor mask work expenses incurred in connection with the introduction of new products.

Research and development expenses as a percentage of total revenues were 17% in 2003, 16% in 2002 and 24% in 2001. The decrease in percentage in 2002 as compared to 2001 resulted mainly from higher level of revenues in 2002.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development and facilities expenses associated with research and development.

Sales and Marketing Expenses.    Our sales and marketing expenses were $12.0 million in 2003, $10.7 million in 2002 and $9.2 million in 2001. The increase in 2003 was primarily attributed to higher levels of salary expenses, mainly due to a greater number of application support employees, increased facilities expenses associated with sales and marketing, and expenses incurred by our European subsidiary located in Scotland, which began its operations in the beginning of 2003. Sales commissions paid to our representatives and distributors were approximately the same in absolute dollars for both 2003 and 2002 because the increase in commissions, due to increased revenues in 2003, was offset by lower average commission rates. The increase in 2002 as compared to 2001 was primarily attributed to higher levels of commissions due to higher revenues. The higher sales commissions in 2002 as compared to 2001 were partially offset by lower payroll expenses denominated in NIS for our sales and marketing employees employed by our Israeli subsidiary due to a decrease in the value of NIS in comparison to the United States dollar.

Sales and marketing expenses as a percentage of total revenues were 8% in 2003, 9% in 2002 and 10% in 2001. The decrease in percentage in 2003 as compared to 2002 and the decrease in 2002 as compared to 2001 were both due to an increase in total revenues for both periods.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and facilities expenses associated with sales and marketing.

General and Administrative Expenses.    Our general and administrative expenses increased to $7.0 million in 2003 from $5.0 million in 2002 and increased slightly to $5.0 million in 2002 from $4.9 million in 2001. The increase in 2003 was attributed mainly to the fact that for all periods prior to November 2002 we allocated a portion of our payroll, accounting, legal and other costs included in our general and administrative expenses to the DSP cores licensing business, and these expenses were included under “discontinued operations” in our financial statements in 2002 and 2001. The increase in general and administrative expenses in 2002 was mainly due to higher bonus payments to our employees, which were partially offset by lower expenses. The lower expenses in 2002 were due to the cessation of amortization of goodwill associated with our acquisition of VoicePump, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which Statement we adopted in January 1, 2002.

General and administrative expenses as a percentage of total revenues were 5% in 2003, 4% in 2002 and 5% in 2001. General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal costs, as well as facilities expenses associated with general and administrative activities.

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

Interest and Other Income (Expense), Net.    Interest and other income, net, was $8.2 million in 2003, $9.5 million in 2002 and $12.5 in 2001. The decrease in interest and other income, net of interest expense, in 2003 as compared to 2002 and in 2002 as compared to 2001, was a result of overall lower market interest rates in both periods. The decrease in 2003 as compared to 2002 was also attributed to our lower levels of cash, cash equivalents and marketable securities in the beginning of 2003 due to the distribution of $40.0 million in cash to Ceva as part of the separation and distribution of assets in connection with the transfer of our DSP cores licensing business to Ceva in November 2002.

Interest and other income for the year ended 2003 included capital gain in the amount of $0.2 million. In May 2003, we sold the remaining 82,945 shares of the common stock of Tower Semiconductor Ltd. for an aggregate of $0.5 million. As a result, we recorded a capital gain in the amount of $0.2. We no longer have any equity interest in Tower Semiconductor.

Impairment of Available-for-Sale Marketable Securities.    During the second quarter of 2002, our management’s evaluation indicated that the decline in value of our ordinary shares of AudioCodes Ltd. was other than temporary. Therefore, in accordance with SFAS No. 115, we realized a loss on our investment in AudioCodes in the amount of $9.8 million, which was recorded as “impairment of available-for-sale marketable securities” in our unaudited consolidated statements of income for the six months ended June 30, 2002 and included as such in the consolidated statements of income for the year ended December 31, 2002. Impairment of available-for-sale marketable securities in 2002 also included the decline in value of our investment in equity securities of Tower Semiconductors Ltd. and Tomen Corporation, which were assessed to be other than temporary, and amounted to $212,000 and $203,000, respectively (both recorded in the fourth quarter of 2002).

Provision for Income Taxes.    Our tax provision for 2003, 2002 and 2001 was $5.4 million, $4.4 million and $2.4 million, respectively. In addition, in the second quarter of 2002, we recorded a tax benefit which decreased our tax liability related to our investment in AudioCodes in the amount of $3.5 million due to the impairment of such investment. Thus, the provision for income taxes presented in the 2002 financial statements amounted to $894,000. In 2003, 2002 and 2001, we benefited for federal tax purposes from foreign tax holiday and tax-exempt income in Israel.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows for a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting 2005 through to 2017.

Discontinued Operations.    On April 4, 2002, we entered into a combination agreement with Ceva and Parthus Technologies plc pursuant to which we agreed to affect a combination of Ceva with Parthus. On November 1, 2002, we contributed our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva and distributed all of the Ceva common stock we held to our stockholders. Immediately afterwards, Parthus was acquired by Ceva in exchange for the issuance of additional shares of Ceva common stock and a new company, ParthusCeva, was formed.

In anticipation of the consummation of these transactions, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as discontinued operations. Our financial statements for the years ended December 31, 2002 and 2001 were presented to reflect the operations of Ceva as discontinued operations. Our financial statements for previous years included the DSP cores licensing business that was transferred to ParthusCeva. The assets, liabilities, results of operations and cash flows of the DSP cores licensing business were carved out from our financial statements and were presented as discontinued operations. The consolidated financial statements have been carved out using the historical basis of the assets and liabilities and historical results of operations related to the DSP cores licensing business. Additionally, the discontinued operations for previous years included allocations of certain of our corporate headquarters’ assets, liabilities and expenses relating to the DSP cores licensing business.

The net income from discontinued operations included the costs directly attributed to the DSP cores licensing business, including charges for shared facilities, functions and services used by the DSP cores licensing business. Such costs included research and development costs, and sales and general and administrative expenses. Such allocations and charges were based on either a direct cost pass-through or a percentage of total costs for the services provided based on factors such as headcount or the specific level of activity directly related to such costs.

Our statements of income for 2002 included the results of operations of Ceva from the beginning of the year until the date of the spin-off of the DSP cores licensing business, which was November 1, 2002.

Net income derived from our DSP cores licensing business was $2.1 million for the 10 months ended October 30, 2002, as compared to $10.3 million for the year ended December 31, 2001. The decrease in 2002 as compared to 2001 was primarily due to a decrease in total revenues for the DSP cores licensing business. Our total revenues for the DSP cores licensing business were $14.1 million for the 10 months period of 2002, as compared to $25.2 million for the year 2001. The decrease in 2002 as compared to 2001 was primarily due to (i) lower licensing revenues for the DSP cores licensing business, (ii) lower per-unit royalties from some of the license agreements for the DSP cores licensing business primarily due to volume pricing, and (iii) lower technical support and other revenues primarily attributed to the provision of fewer technical support and related services for the DSP cores licensing business, primarily as a result of the slowdown in the global wireless and cellular markets.

Our results of operations for the year ended December 31, 2002 included an amount of $393,000 related to the disposal of assets and liabilities, net, of our DSP cores licensing business after the Separation.

Liquidity and Capital Resources

Operating Activities.    We generated $34.5 and $34.3 million of cash and cash equivalents from our operating activities during 2003 and 2002, respectively, as compared to $26.4 million during 2001.

Our net income in 2003, excluding the non-cash effect of in-process research and development write-off and capital gain in 2003 was $27.6 million. Our net income in 2002, excluding the impairment of securities and one-time expense items was $22.4 million. The calculation of net income for both periods excluded the related tax effect. The increase in net income in 2003 as compared to 2002 was off-set by the increase of $11 million in accounts receivables partly off set by an increase in accrued compensation and benefits. Our accounts receivables increased to $15.8 million as of December 31, 2003, representing 37 days of sales outstanding, which was in line with our customers’ payment terms.

The increase in cash provided by our operations during 2002 as compared to 2001 was primarily due to higher volume of revenues and an increase in gross margin which resulted in a significant increase in our gross profit which was slightly offset by an increase in our operating expenses. The combination of these factors resulted in an increase in operating income in 2002. In addition, the increase in cash from operating activities resulted from an increase in income taxes payable as well as from an increase in accrued expenses and other accounts payable. This increase in 2002 was partially offset by an increase in inventory as well as a decrease in accrued compensation and benefits in 2002 in comparison to 2001. Our inventory increased to $6.9 million as of December 31, 2002 from $2.0 million as of December 31, 2001. The increase in inventory was primarily attributed to our higher levels of sales and production during 2002, as well as from changing our manufacturing procedures from a “turn-key solution” to “work in progress” utilizing subcontractors to test, assemble and pack the integrated circuits.

Investing Activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.

In 2003, we purchased $191.9 million of investments classified as held-to-maturity marketable securities, as compared to $144.3 million in 2002 and $194.0 million in 2001. In addition, $146.4 million of our investments in marketable securities matured in 2003 as compared to $156.5 million in 2002 and $162.9 million in 2001. As of December 31, 2003, the amortized cost of our held-to-maturity marketable securities was $239.6 and their stated market value was $241.3 million, representing an unrealized gain of $1.7 million.

Our capital equipment purchases amounted to $3.2 million in 2003, $1.9 million in 2002 and $3.0 million in 2001 and were mainly for computer hardware, software and software tools used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, and furniture and fixtures. In addition, we are committed to pay an additional $2.8 million during 2004—2007 for software tools we have purchased during 2003.

As part of our acquisition of Teleman’s assets in May 2003 for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid an aggregate of $2.1 million during the year 2003. We are obligated to make two additional payments of $1.45 million each on May 16, 2004 and May 16, 2005.

In addition, in January 2002, we purchased 333,000 ordinary shares of an independent wafer manufacturer company, Tower Semiconductor Ltd. for $2.0 million. In 2003 and in 2002, we sold 83,000 and 250,000 of Tower Semiconductor’s ordinary shares for approximately $0.5 million and $1.5 million, respectively, resulting in a capital gain of $0.2 million.

During 2003 we collected approximately $4.7 million from customers of the DSP cores licensing business, a business that was transferred to Ceva in November 2002. This amount was included under cash received from discontinued operations in our consolidated statements of cash flows. The consolidated statements of cash flows for the year ended December 31, 2002 included cash distributed to discontinued operations in the amount of approximately $6.5 million. This amount represented the net cash transferred to the DSP cores licensing business during that period.

Our available-for-sale marketable securities amounted to $47.1 million as of December 31, 2003. During January 2004, we sold 2,000,000 shares of AudioCodes Ltd. ordinary shares for an aggregate amount of $25.6 million, resulting in a capital gain of approximately $13.0 million and cash flows of approximately $17.0 million.

Financing Activities.    During 2003, we received $24.2 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $3.9 million during 2002 and $4.9 million during 2001. We can not predict cash flows from options exercises in future periods.

As part of our spin-off of the DSP cores licensing business, in 2002, we transferred to Ceva $40 million in cash and paid $0.7 million in cash to the Israeli tax authorities, these amounts were recorded as a dividend in our statements of cash flows as part of our financing activities.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. During 2003, we repurchased approximately 746,000 shares of our common stock at an average purchase price of $21.66 per share for an aggregate amount of approximately $16.2 million. During the year 2001, we repurchased 40,000 shares of our common stock at an average price of $20.30 per share, for an aggregated purchase price of $0.8 million. We did not make any repurchases in 2002. Pursuant to our share repurchase program, approximately 2,774,000 million shares of our common stock remain authorized for repurchase.

At December 31, 2003, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $36.8 million, and marketable securities of approximately $239.6 million.

Our working capital at December 31, 2003 was approximately $60.9 million, and our backlog as of December 31, 2003 was $42.8 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2003 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt (1)	2,871	1,442	1,429	—	—
Capital Lease Commitments (2)	2,842	741	1,483	618	—
Operating Lease Commitments (3)	4,556	1,613	2,176	767	—
Total Contractual Obligations	10,269	3,796	5,088	1,385	—

(1)	Represents deferred consideration of $1,450 (recorded at the fair value of $1,442) and $1,450 (recorded at the fair value of $1,429) payable to the former shareholders of Teleman Multimedia Inc. on May 16, 2004 and May 16, 2005, respectively.
(2)	Represents future payments for development tools purchased in 2003.
(3)	Represents operating lease payments for facilities and vehicles under noncancelable lease agreements (See Note 11 to Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2004. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during 2003, we instituted a foreign currency cash flow hedging program.

These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2003.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[ LOGO OF ERNST&YOUNG]

REPORT OF INDEPENDENT AUDITORS

To The Stockholders of

DSP Group, Inc.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (“the Company”) and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Group, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material reports the information set forth therein.

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

January 27, 2004

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,812	$39,919
Marketable securities	42,490	45,371
Trade receivables, less allowance for returns of $123 in 2003 and 2002 and for doubtful accounts of $708 in 2003 and $339 in 2002	15,844	4,873
Deferred income taxes	1,326	1,685
Other accounts receivable and prepaid expenses	1,462	1,352
Inventories	8,466	6,916
Assets of Discontinued Operations	—	4,737

TOTAL CURRENT ASSETS	106,400	104,853

PROPERTY AND EQUIPMENT, NET	7,108	4,690

LONG-TERM ASSETS:
Long-term marketable securities	197,071	150,692
Investments in equity securities of traded companies	47,138	12,031
Long-term prepaid expenses and lease deposits	513	386
Severance pay fund	2,360	1,616
Intangible assets, net	2,076	—
Goodwill	5,804	5,804

TOTAL LONG-TERM ASSETS	254,962	170,529

TOTAL ASSETS	$368,470	$280,072

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share data

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$11,221	$6,745
Accrued compensation and benefits	9,000	4,556
Income taxes payables	11,107	7,328
Accrued expenses and other accounts payable	14,185	9,668

TOTAL CURRENT LIABILITIES	45,513	28,297

LONG-TERM LIABILITIES:
Accrued severance pay	2,555	1,686
Deferred income taxes	14,592	2,371
Other long-term liabilities	1,429	—

TOTAL LONG-TERM LIABILITIES	18,576	4,057

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value -
Authorized shares—5,000,000 at December 31, 2003 and 2002; issued and outstanding shares - none at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value -
Authorized shares: 50,000,000 at December 31, 2003 and 2002; issued and outstanding shares: 28,615,884 at December 31, 2003 and 27,247,947 at December 31, 2002	29	27
Additional paid-in capital	174,700	156,443
Treasury stock	(1,192)	—
Accumulated other comprehensive income	23,045	476
Retained earnings	107,799	90,772

TOTAL STOCKHOLDERS’ EQUITY	304,381	247,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,470	$280,072

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except per share data

	Year ended December 31,
	2003	2002	2001
Revenues	$152,875	$125,158	$89,430
Costs of revenues	83,077	74,412	53,122

Gross profit	69,798	50,746	36,308

Operating expenses:
Research and development	25,599	19,745	21,066
Sales and marketing	11,977	10,745	9,168
General and administrative	6,953	5,048	4,907
In-process research and development write-off	2,727	—	—
Aborted spin-off expenses and other	—	865	—

Total operating expenses	47,256	36,403	35,141

Operating income	22,542	14,343	1,167
Financial and other income:
Interest and other income, net	8,188	9,452	12,522
Equity in earnings of affiliate	—	—	105
Minority interest in losses of subsidiary	—	—	173

Income after financial and other income	30,730	23,795	13,967
Impairment of available-for-sale marketable securities	—	(10,229)	—

Income before taxes on income	30,730	13,566	13,967
Taxes on income	5,375	894	2,406

Income from continuing operations	25,355	12,672	11,561
Income from discontinued operations of Ceva (net of applicable income taxes of $0, $813 and $3,255 for 2003, 2002 and 2001, respectively)	—	2,470	10,355

Net income	$25,355	$15,142	$21,916

Earnings per share from continuing operations:
Basic	$0.91	$0.47	$0.43

Diluted	$0.86	$0.45	$0.42

Earnings per share from discontinued operations:
Basic	$—	$0.09	$0.39

Diluted	$—	$0.09	$0.37

Net earnings per share:
Basic	$0.91	$0.56	$0.82

Diluted	$0.86	$0.54	$0.79

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, including share data

	Number of Common stock	Common stock amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at January 1, 2001	26,248	$27		$151,787	$(19,940)	$—	$114,291		$246,165
Purchase of treasury stock	(40)	—	*	—	(811)	—	—		(811)
Issuance of Common stock upon acquisition of VoicePump	161	—	*	3,651	—	—	—		3,651
Issuance of treasury stock upon exercise of stock options by employees	451	—	*	—	10,841	—	(6,752)		4,089
Issuance of treasury stock upon purchase of ESPP shares by employees	53	—	*	—	1,287	—	(503)		784
Tax benefit related to exercise of stock options	—	—		531	—	—	—		531
Total comprehensive income:
Net income	—	—		—	—	—	21,916	$21,916	21,916
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	2,683	—	2,683	2,683
Unrealized loss from hedging activities	—	—		—	—	(31)	—	(31)	(31)

Total comprehensive income								$24,568

Balance at December 31, 2001	26,873	27		155,969	(8,623)	2,652	128,952		278,977
Dividend to stockholders as a result of the separation of Ceva	—	—		—	—	—	(48,428)		(48,428)
Issuance of treasury stock upon exercise of stock options by employees	314	—	*	—	7,463	—	(4,566)		2,897
Issuance of treasury stock upon purchase of ESPP shares by employees	49	—	*	—	1,160	—	(328)		832
Issuance of Common stock upon exercise of stock options by employees	12	—	*	150	—	—	—		150
Tax benefit related to exercise of stock options	—	—		324	—	—	—		324
Total comprehensive income:
Net income	—	—		—	—	—	15,142	$15,142	15,142
Unrealized losses on available-for-sale marketable securities, net	—	—		—	—	(2,207)	—	(2,207)	(2,207)
Realized gain from hedging activities	—	—		—	—	31	—	31	31

Total comprehensive income								$12,966

Balance at December 31, 2002	27,248	27		156,443	—	476	90,772		247,718

*	Represents an amount lower than $1.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, including share data

	Number of Common stock	Common stock amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income		Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at December 31, 2002	27,248	27		156,443	—	476		90,772		247,718
Issuance of treasury stock upon purchase of ESPP shares by employees	28	—	*	—	603	—		(256)		347
Issuance of Common stock upon exercise of stock options by employees	1,397	1		17,274	—	—		—		17,275
Issuance of Common stock upon purchase of ESPP shares by employees	24	—	*	98 298	—	—		—		298
Issuance of treasury stock upon exercise of stock options by employees	665	1		—	14,362	—		(8,072)		6,291
Tax benefit related to exercise of stock options	—	—		685	—	—		—		685
Purchase of treasury stock	(746)	—	*	—	(16,157)	—		—		(16,157)
Total comprehensive income:
Net income	—	—		—	—	—		25,355	25,355	25,355
Unrealized gains on available-for-sale marketable securities, net	—	—		—	—	22,432		—	22,432	22,432
Unrealized gain from hedging activities, net						137			137	137

Total comprehensive income									$47,924

Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$23,045	**	$107,799		$304,381

*	Represents an amount lower than $1.
**	Composed as follows:

Accumulated unrealized gain from available-for-sale marketable securities, net of taxes	$22,908
Unrealized gain from hedging activities, net	137

Accumulated other comprehensive income	$23,045

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$25,355	$15,142	$21,916

Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	3,224	2,589	2,536
Increase (decrease) in deferred income taxes, net	(272)	(3,048)	2,459
Net gain on sale of property and equipment	(27)	—	(12)
Capital gain on realization of investment in equity securities of traded companies	(241)	(3)	—
Impairment of tangible and intangible assets	—	98	—
Amortization of intangible assets	379	—	—
Amortization of goodwill	—	—	964
In-process research and development write-off	2,727	—	—
Accrued interest and amortization of premium (accretion of discount) on held-to-maturity marketable securities	1,989	2,377	(1,389)
Equity in earnings of affiliate	—	—	(105)
Minority interest in losses of subsidiary	—	—	(173)
Impairment of available-for-sale marketable securities	—	10,229	—
Tax benefit related to exercise of stock options	685	324	531
Decrease (increase) in trade receivables	(10,971)	1,442	4,042
Decrease (increase) in other accounts receivable and prepaid expenses	27	546	(388)
Decrease (increase) in inventories	(1,550)	(4,868)	763
Decrease (increase) in long-term prepaid expenses and lease deposits	(127)	58	(107)
Increase (decrease) in trade payables	1,972	1,412	(2,506)
Increase (decrease) in accrued compensation and benefits	4,444	(426)	479
Increase (decrease) in income taxes payable	3,684	4,470	(940)
Increase (decrease) in accrued expenses and other accounts payable	3,075	3,940	(1,690)
Increase (decrease) in accrued severance pay, net	125	(7)	68
Other	(6)	—	—

Net cash provided by operating activities	34,492	34,275	26,448

Cash flows from investing activities:
Purchase of held-to-maturity marketable securities	(191,882)	(144,269)	(194,020)
Proceeds from sales and maturity of held-to-maturity marketable securities	146,395	156,474	162,930
Purchases of property and equipment	(3,158)	(1,924)	(3,033)
Proceeds from sale of property and equipment	72	53	49
Proceeds from realization of available-for-sale equity securities of traded companies	508	1,504	—
Purchase of available-for-sale marketable securities	—	(2,000)	—
Acquisition of Teleman Multimedia Inc. assets	(2,325)	—	—
Cash received from (contributed to) discontinued operations	4,737	(6,463)	(2,325)

Net cash provided by (used in) investing activities	(45,653)	3,375	(36,399)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31
	2003	2002	2001
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options and upon purchase of employee stock purchase plan	24,211	3,877	4,873
Purchase of treasury stock	(16,157)	—	(811)
Dividend related to the separation of Ceva	—	(40,754)	—

Net cash provided by (used in) financing activities	8,054	(36,877)	4,062

Increase (decrease) in cash and cash equivalents	(3,107)	773	(5,889)
Cash and cash equivalents at the beginning of the year	39,919	39,146	45,035

Cash and cash equivalents at the end of the year	$36,812	$39,919	$39,146

(a) Cash acquired in acquisition of VoicePump Inc.:
Estimated fair value of assets acquired and liabilities assumed of the subsidiary at the date of acquisition:

Minority interest in subsidiary	$—	$—	$(737)
Goodwill	—	—	(2,914)
Less- issuance of common stock	—	—	3,651

(b) Non-cash transactions:

Non cash contribution of prepaid offering expenses, property, equipment and inventory, net of assumed liabilities	$—	$7,674	$—

Purchase of property and equipment	$2,504	$—	$—

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$1,202	$2,462	$3,806

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share figures

and prices and percentages)

NOTE 1:    GENERAL

DSP Group, Inc., a Delaware corporation (the “Company”) and its subsidiaries are a fabless semiconductor company that is a leader in the short-range residential wireless market. It develops various applications with advanced radio frequency (RF) devices and communications technologies and speech-processing algorithms, including digital 900 MHz, 2.4 GHz, Digital Enhanced Cordless Telecommunications (DECT) (1.9 GHz) telephony and 5.8 GHz for voice, video and data communication in residential, small office/home, medium-sized enterprises, and automotive applications. The Company also develops and markets embedded, integrated silicon/software solution for Digital Voice Recorder, Hands Free car kit, Voice-over-Digital-Subscriber Line (VoDSL), Voice-over-Internet-Protocol (VoIP) applications, and other Voice-over-Packet applications for Integrated Access Device and Internet Protocol telephony markets.

The Company has six wholly-owned subsidiaries: (1) DSP Group Ltd. (“DSP Group Israel”), an Israeli corporation primarily engaged in research and development, marketing and sales, technical support and certain general and administrative functions; (2) RF Integrated Systems Inc. (“RF US”), a Delaware corporation primarily engaged in research and development of RF technology for wireless products; (3) Nihon DSP K.K. (“DSP Japan”), a Japanese corporation primarily engaged in marketing and technical support activities; (4) VoicePump Inc. (“VoicePump”) a California corporation primarily engaged in the design, research and development and marketing of software applications for VoDSL and VoIP; (5) DSP Video Korea (“DSP Korea”), a Korean corporation, incorporated in 2003, and primarily engaged in the design, research and development of video applications; and (6) DSPG Edinburgh Limited (“DSP Scotland”), a Scottish corporation, primarily engaged in development and marketing of DECT-based telephony solutions.

Acquisition of Teleman Multimedia Inc.:

During the second quarter of 2003, the Company entered into an asset purchase agreement with DSP Group Israel, and Teleman Multimedia Inc. (“Teleman”), a Delaware corporation, pursuant to which DSP Group Israel acquired substantially all of the assets of Teleman. Teleman, founded in 1998, has developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The Teleman silicon platform supports compression standards such as MPEG4, JPEG and H263.

The assets purchased by DSP Group Israel consisted of property and equipment, and other assets (including intangible assets such as workforce and intellectual property) used by Teleman in the conduct of its business. The consideration for the assets purchased from Teleman consisted of cash in an aggregate amount of $5,000 and transaction expenses in the amount of approximately $250. $2,100 of the consideration was paid on May 16, 2003, the closing date of the acquisition, and the remaining consideration is to be paid in two future installments as follows: $1,450 on May 16, 2004, and $1,450 on May 16, 2005. The latter two installments were recorded at fair value of $1,442 and $1,429, respectively. The amount of consideration was determined based upon arms-length negotiations between the Company, on the one hand, and Teleman and Teleman’s shareholders, on the other hand. In addition, the Company hired 10 engineers that were previously employed by Teleman.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disposition of assets and combination with Parthus

On November 1, 2002, the Company contributed its DSP cores licensing business (the “Separation”) to Ceva, Inc., one of its then wholly-owned subsidiaries (“Ceva”). Immediately thereafter, Ceva affected a combination (the “Combination”) with Parthus Technologies PLC (“Parthus”).

Under the terms of the Separation, the Company transferred the assets and liabilities of its DSP cores licensing business to Ceva in exchange for Ceva common stock. The Company immediately thereafter distributed all of the Ceva common stock it held to the Company’s stockholders of record on October 31, 2002. Ceva then affected the Combination whereby Ceva acquired Parthus and issued Ceva common stock to the former Parthus shareholders pursuant to a scheme of arrangement. After the Combination, the combined company was renamed ParthusCeva, Inc. and subsequently changed its name to Ceva, Inc. (for purposes of discussion in these notes to the consolidated financial statements, the combined company will continue to be referred to as “ParthusCeva”). ParthusCeva’s common stock is quoted on the Nasdaq National Market and listed on the London Stock Exchange. As part of the transaction, the Company contributed to Ceva cash in the amount of $40,000 and property, equipment, inventory, paid transaction costs in the amount of $7,674 and paid $754 as a tax payment upon the Separation. Parthus also made a $60,000 capital repayment to its shareholders immediately prior to the Combination. The Company received private letter rulings from the U.S. Internal Revenue Service to the effect that, among other things, the Separation was a tax-free transaction to the Company’s stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes, except with respect to cash distributed in lieu of fractional shares to the Company’s stockholders.

At the effective time of the Separation, each stockholder of record of the Company on October 31, 2002 (the “Distribution Record Date”) received one share of ParthusCeva’s common stock for every three shares of the Company’s common stock (the “Common Stock”) held by such stockholder on the record date (the “Distribution”). Fractional shares were not issued. Instead, fractional interests were aggregated and sold on the open market on the first day after the closing of the transaction, and cash in lieu of fractional shares was distributed ratably to the Company’s stockholders who would otherwise have received a fractional interest in ParthusCeva’s common stock. The Distribution was made to the Company’s stockholders without payment of any consideration or the exchange of any shares by the Company’s stockholders. At the effective time of the Combination, in exchange for Parthus ordinary shares which were cancelled as part of the scheme of arrangement, each shareholder of Parthus received 0.015141 of a share of ParthusCeva’s common stock for each ordinary share of Parthus held by such shareholder (0.15141 shares per Parthus ADS) on October 31, 2002, the record date for the Combination, and cash in lieu of fractional shares.

As a result of the Separation and Combination, the Company distributed 9,041,851 shares of ParthusCeva’s common stock to its stockholders (representing 50.1% of ParthusCeva after the transaction), and ParthusCeva issued 8,998,887 shares of its common stock to the former Parthus shareholders (representing 49.9% of ParthusCeva after the transaction) and assumed options to purchase approximately 1,644,435 shares of ParthusCeva’s common stock based on Parthus options outstanding as of June 30, 2002. The relative ratio of shares distributed to the Company’s stockholders and issued to the former Parthus shareholders, as well as the other material terms of the transaction, were determined pursuant to arms-length negotiations between the parties. Options to purchase common stock outstanding under the Company’s stock option plans were also adjusted as of November 1, 2002 to reflect the distribution of assets to ParthusCeva in connection with the Separation. (See also Note 9).

In accounting for the Separation, the Company recorded in the statements of changes in stockholders’ equity and consolidated statements of cash flows $48,428 as a deemed dividend in-kind to its stockholders, representing the carrying amount of its investment in Ceva. This dividend in-kind consisted

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of cash contribution to Ceva in the amount of $40,000 and a tax payment of $754 recorded in the consolidated statements of cash flow and a non-cash contribution of prepaid offering expenses, inventory and property and equipment, net of assumed liabilities, in the amount of $7,674. (See also Note 9).

The Company’s financial statements for the prior years, which included the licensing and technology business of Ceva, were reclassified to present the assets, liabilities, results of operations and cash flows of Ceva as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). (See also Note 14).

The discontinued operations presented for prior years included allocations of certain of the Company’s corporate headquarters assets, liabilities and expenses relating to the licensing business.

The net income from discontinued operations included costs directly attributed to the licensing and technology business, including charges for shared facilities, functions and services used by the licensing business. Certain costs and expenses were allocated based on management’s estimates of the cost of services provided to the licensing business. Such costs included research and development costs and sales expenses.

During the year ended December 31, 2003, the Company collected approximately $4,737 from customers of the DSP cores licensing business that it transferred to Ceva in November 2002. This amount was included under “cash received from discontinued operations” in the Company’s consolidated statements of cash flows.

VoicePump Inc.

VoicePump is primarily engaged in the design, research and development and marketing of software applications for VoDSL and VoIP. In March 2000, the Company acquired (1) approximately 1,960,250 shares of common stock of VoicePump from certain VoicePump shareholders in exchange for approximately 261,000 shares of Common Stock and a nominal amount of cash (to pay for fractional shares) and (2) approximately 1,027,397 shares of VoicePump common stock directly from VoicePump.

In February 2001, the Company exercised its option and acquired the remaining shares of VoicePump (1,210,750 shares), in exchange for 161,433 shares of Common Stock. As a result of the purchase of the remaining equity, VoicePump became a wholly-owned subsidiary of the Company. Pro forma information in accordance with APB No. 16 has not been provided, since the revenues and net loss of 2001 and total assets as of December 31, 2001 were not material in relation to the Company’s total revenues, net income and total assets.

The Company’s investment in VoicePump includes the excess of its purchase price over the net assets acquired (approximately $5,804 as of December 31, 2003 and 2002), which was attributed to goodwill. The Company ceased amortization of the goodwill related to the acquisition of VoicePump after December 31, 2001. For more information about goodwill amortization, see Note 2.

Concentration of other risks

All of the Company’s integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company’s increasing business, the Company is and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company sufficient portion of foundry capacity to meet the Company’s needs in a timely manner. Revenues could be materially and adversely affected should any of these foundries fail to meet the Company’s request for products due to a shortage of

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of the Company’s wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude the Company from obtaining an adequate supply of wafers to fill customers’ orders and could harm the Company’s business, financial position, and results of operations. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which also incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s business condition and results of operations.

The Company sells its products to customers primarily through a network of distributors and representatives. The Company’s largest distributor, Tomen Electronics, sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of Tomen Electronics’ sales. The Company’s future performance will depend, in part, on Tomen Electronics’ continued success in marketing and selling its products. The loss of Tomen Electronics as the Company’s distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm its sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm the Company’s sales and results of operations.

NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared according to United States Generally Accepted Accounting Principles (“US GAAP”).

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Financial statements in U.S. dollars

All of the revenues of the Company and its subsidiaries are generated in U.S. dollars (“dollar”). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations” (“SFAS No. 52”). All transactional gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses, as appropriate, and have not been significant to date for all years presented.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances were eliminated in the consolidation.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents

The Company and its subsidiaries consider all highly liquid investments, which are readily convertible to cash with maturity of three months or less at the date of acquisition, to be cash equivalents.

Marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

At December 31, 2003 and 2002, the Company classified its investment in marketable securities as held-to-maturity and available-for-sale.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion, decline in value judged to be other than temporary and interest are included in financial income, net.

Investment in equity securities of traded companies classified as available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

According to Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities” (“SAB No. 59”) management is required to evaluate each period whether a security’s decline in value is other than temporary. In 2002, the Company recognized an other-than-temporary decline in the carrying value of its available-for-sale securities in the amount of $10,229 which was included in the statements of income as impairment of available-for-sale marketable securities.

Fair value of financial instruments

The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments.

The carrying values of cash and cash equivalents, trade receivables and trade payables approximate fair values due to the short-term maturities of these instruments. The carrying value of held-to-maturity marketable securities is based on amortized cost, and do not differ significantly from the quoted market value. The fair value of available-for-sale marketable securities is based on quoted market price (See Note 6).

Gross realized gains or losses for 2003, 2002, and 2001 were not significant (See Notes 3 and 6).

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries periodically evaluate the quantities of inventory on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation provisions are made in each period to write down inventory to its market prices.

Cost is determined as follows:

Work in progress—represents the cost of raw materials and manufacturing.

Finished products—on the basis of direct manufacturing costs.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20-33
Office furniture and equipment	7-10
Motor vehicles	15
Leasehold improvements	Over the terms of the lease

Intangible assets

Intangible assets acquired on or after July 1, 2001, are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). Patents and work force are amortized over a weighted average of 4 years.

Impairment of long lived assets

The long-lived assets and certain identifiable intangibles of the Company and its subsidiaries are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003, no impairment losses were identified.

Goodwill

Goodwill represents excess of the costs over the estimated fair value of the net assets of businesses acquired. Goodwill, which arose from acquisitions prior July 1, 2001, was amortized until December 31, 2001, on a straight-line basis over 7 years. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill acquired in a business combination for which date is on or after July 1, 2001 is not amortized.

SFAS No. 142 requires goodwill to be tested for impairment on adoption of the statement and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to the reporting unit is tested for impairment by comparing the fair value of the reporting unit with its carrying

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. Fair value is determined using market capitalization. The Company performed the annual impairment tests during the second fiscal quarter of 2002 and 2003. The Company found no instances of impairment of its recorded goodwill. As of December 31, 2003, no impairment losses were identified.

Severance pay

The Company’s subsidiary, DSP Group Israel has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Group Israel’s liability is fully provided by monthly deposits with severance pay funds and insurance policies.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of its obligations pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

DSP Korea has a liability for severance pay pursuant to Korean law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees.

Severance expenses for the years ended December 31, 2003, 2002 and 2001, were approximately $822, $392 and $875, respectively.

Revenue recognition

The Company and its subsidiaries generate their revenues from sale of products. The Company and its subsidiaries sell their products through direct sales force and throughout a network of distributors and representatives.

In December 2003, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) which revises or rescinds certain sections of SAB No. 101 “Revenue Recognition.” The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated result of operations, consolidated financial position or consolidated cash flows.

Product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition “ (“SAB No. 104”) when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and no significant obligations remain.

The Company generally does not grant a right of return to its customers. The Company maintains provision for product returns, based on its experience in accordance with Statement of Financial Accounting Standard No. 48 “Revenue Recognition When Right of Return Exists” (SFAS No. 48). The provision has been deducted from revenues and amounted to $123 for each of the years ended December 31, 2003, 2002 and 2001.

Revenues subject to certain price protection are deferred until such future price changes can be reasonably estimated. The provision for price protection was deducted from revenues, and amounted to $26, $44 and $194 for the years ended December 31, 2003, 2002 and 2001, respectively.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development costs

Research and development costs are charged to the consolidated statement of income as incurred.

Net earnings per share

Basic net earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the year. Diluted net earnings per share further includes the effect of dilutive stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

Options outstanding to purchase approximately 1,495,279, 3,825,000 and 2,670,000 shares of Common Stock for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted net earnings per share, because option exercise prices were greater than the average market price of the Common Stock and therefore, their inclusion would have been anti-dilutive.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, long-term deposits, held-to-maturity marketable securities, investment in equity securities of traded companies and derivatives instruments.

A majority of the cash and cash equivalents of the Company and its subsidiaries is invested in U.S. dollars deposits in major U.S. and Israeli banks. Such cash and cash equivalents held in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the deposits and investments of the Company and its subsidiaries are financially sound, and accordingly, minimal credit risk exists with respect to these deposits and investments.

A majority of the products sales of the Company and its subsidiaries is to distributors who in turn sell to manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Asia, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A general and specific allowance for doubtful accounts is determined, based on the estimation of management and historical experience. Under certain circumstances, the Company may require letter of credit, other collateral or guarantee fees. The Company covers part of its customers’ debts by credit insurance.

The Company’s held-to-maturity marketable securities include investments in debentures of U.S. corporations, states and political subdivisions. Management believes that those corporations and states institutions are financially sound, the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to these marketable securities.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative instruments

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

To protect against the increase in value of forecasted foreign currency cash flow resulting from salary and rent payments in New Israeli Shekels (“NIS”) during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to twelve months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

As of December 31, 2003, the Company recorded comprehensive income amounting to $137 from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2004. Such amounts will be recorded into earnings in 2004.

Accounting for stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock options. Under APB No. 25, when the exercise price of the employee’s options equals or is higher than the market price of the underlying Company stock on the date of grant, no compensation expense is recognized.

The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amended certain provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Pro forma information regarding the Company’s net income and net earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of 2.37%, 2.37% and 3.7% for 2003, 2002 and 2001, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the Common Stock of 0.396 for 2003, 0.44 for 2002 and 0.81 for 2001; and a weighted-average expected life of the option of 2.9 years for 2003, 2002 and 2001.

	Year ended December 31,
	Weighted average fair value of options grants
	2003	2002	2001
Exercise price equals market price at date of grants	$5.58	$5.49	$9.63

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2003	2002	2001
Net income, as reported	$25,355	$15,142	$21,916
Deduct - stock-based compensation expense determined under fair value method for all awards, net of related tax effects	9,338	12,712	17,113

Pro forma net income	$16,017	$2,430	$4,803

Net earnings per share:
Basic, as reported	$0.91	$0.56	$0.82

Basic, pro forma	$0.57	$0.09	$0.18

Diluted, as reported	$0.86	$0.54	$0.79

Diluted, pro forma	$0.54	$0.09	$0.17

Net income from continuing operations, as reported	$25,355	$12,672	$11,561
Deduct – stock-based compensation expenses related to continuing operations determined under fair value method for all awards, net of related tax effect	8,677	11,145	8,208

Pro forma net income from continuing operations	$16,678	$1,527	$3,353

Net earnings per share from continuing operations:
Basic, as reported	$0.91	$0.47	$0.43

Basic, pro forma	$0.59	$0.06	$0.13

Diluted, as reported	$0.86	$0.45	$0.42

Diluted, pro forma	$0.56	$0.05	$0.12

Impact of recently issued accounting standards

In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies (1) the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to reflect decisions made (1) as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS 133, (2) in connection with other projects dealing with financial

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

Generally, SFAS 149 improves financial reporting by (1) requiring that contracts with comparable characteristics be accounted for similarly, and (2) clarifying when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 does not have a material impact on the Company’s financial statements.

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at December 31, 2003 and 2002:

	Amortized cost		Unrealized gains (losses)		Estimated fair value
	2003	2002	2003	2002	2003	2002
Obligations of states and political subdivisions	$99,244	$69,006	$(259)	$825	$98,985	$69,831
Corporate obligations	140,317	127,057	2,012	2,836	142,329	129,893

	$239,561	$196,063	$1,753	$3,661	$241,314	$199,724

Gross realized gain or losses for 2003 and 2002 were not significant.

The amortized cost of held-to-maturity debt securities at December 31, 2003, by contractual maturities, are shown below:

	Amortized cost	Estimated fair value
Due in one year or less	$42,490	$42,750
Due after one year to six years.	197,071	198,564

	$239,561	$241,314

NOTE 4:    INVENTORIES

Inventories are composed of the following:

	December 31,
	2003	2002
Work-in-progress	$2,593	$955
Finished products	5,873	5,961

	$8,466	$6,916

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:    PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2003	2002
Computers and peripheral equipment	$22,896	$17,421
Office furniture and equipment	893	856
Motor vehicles	369	431
Leasehold improvements	1,792	1,626

	25,950	20,334
Less accumulated depreciation	18,842	15,644

Depreciated cost	$7,108	$4,690

NOTE 6:    INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies as of December 31, 2003 and 2002:

	Cost		Unrealized gains		Estimated fair value
	2003	2002	2003	2002	2003	2002
AudioCodes Ltd. (1)	$10,726	$10,726	$35,739	$757	$46,465	$11,483
Tomen Corporation (2)	281	281	392	—	673	281
Tower Semiconductors Ltd. (3)	—	267	—	—	—	267

	$11,007	$11,274	$36,131	$757	$47,138	$12,031

(1)	AudioCodes, Ltd.

AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company acquired an approximate 35% ownership in AudioCodes in two separate transactions in 1993 and 1994. In July 1997, AudioCodes completed a private placement of additional equity securities without the participation of the Company and, as a result, the Company’s equity ownership interest in AudioCodes was diluted from 35% to approximately 29%. The Company also had an option under certain conditions to purchase up to an additional 5% of the outstanding stock of AudioCodes.

In January 2000, the Company sold 1,200,000 shares of AudioCodes for approximately $43,800 and recorded in the first quarter of 2000, capital gain in the amount of $40,000. In May 2000 the Company sold an additional 500,000 shares of AudioCodes for $19,223 and recorded in the second quarter of 2000, an additional capital gain in the amount of $17,593. In the fourth quarter of 2000 the Company purchased in the open market 300,000 shares of AudioCodes for $4,868. This transaction created an excess of purchase price over net assets acquired (approximately $3,700 at the date of purchase), which was attributed to goodwill and was amortized until April 1, 2001.

As of December 31, 2003, the Company owned approximately 4,500,000 of AudioCodes shares, which represent approximately 12% of its outstanding ordinary shares (See Note 15).

Since April 1, 2001, the Company no longer maintains a representative on the AudioCodes’ Board of Directors, and was not involved in AudioCodes’ policy-making processes. Therefore, after April 1, 2001,

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting. As of April 1, 2001, the investment in AudioCodes was reclassified and accounted for as available-for-sale marketable securities in accordance with SFAS No. 115.

The Company’s equity in the net earnings of AudioCodes was $105 in the first quarter of 2001.

As of April 1, 2001, the carrying amount of the Company’s investment in AudioCodes, under the equity method of accounting, amounted to $20,500. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity under “accumulated other comprehensive income” in the consolidated balance sheet.

At June 30, 2002, the evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795, which was recorded as “impairment of available-for-sale marketable securities” in the Company’s consolidated statement of income for the year 2002.

The consolidated balance sheet as of December 31, 2003 and 2002 included an unrealized gain on available-for-sale marketable securities of $22,516 and $476, net of unrealized tax expenses of $15,232 and $280 respectively, in the investment in AudioCodes. (See Note 15).

(2)    Tomen Corporation:

In September 2000, the Company invested approximately $485 (50.0 million Yen) in shares of its largest distributor’s parent company, Tomen Ltd. (“Tomen”), a Japanese distributor (see Note 1), as part of a long-term strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities.

At December 31, 2002, the evaluation by the Company’s management indicated that the decline in value of Tomen stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tomen in the amount of $203, which was recorded as “impairment of available-for-sale marketable securities” in the consolidated statement of income for the year 2002.

(3)    Tower Semiconductor Ltd:

Tower Semiconductor Ltd. (“Tower”) is an independent wafer manufacturer. In January 2002, the Company invested in Tower’s common stock for a total consideration of $2,000, which was recorded at fair market value as available-for-sale marketable securities in accordance with SFAS No. 115.

In June 2002, the Company sold 250,000 shares of Tower’s Common stock for $1,504, without any significant capital gain. At December 31, 2002, an evaluation by the Company’s management indicated that the decline in value of Tower’s common stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tower in the amount of $231, which was recorded as “impairment of available-for-sale marketable securities” in the consolidated statement of income for the year 2002.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the Company sold the remaining 82,945 shares of Tower’s common stock for $508. As a result, the Company recorded capital gain in the amount of $241, in its financial statements for the year ended December 31, 2003.

NOTE 7:    INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Year ended December 31,
	2003	2002
Cost:
Patents	$1,885	$—
Workforce	570	—

Total	2,455	—
Less—accumulated amortization	379	—

Amortized cost	$2,076	$—

Intangible assets represent the acquisition of certain intellectual property, together with the value of patents, acquired upon the purchase of Teleman. (See Note 1).

Amortization expenses amounted to $379 for the year ended December 31, 2003.

The following table shows the estimated amortization expenses for the periods presented:

Year ended December 31,
2004	$614
2005	614
2006	614
2007	234

$2,076

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8:    GOODWILL

The results of operations presented below for the years ended December 31, 2003, 2002 and 2001, reflect the operations had the Company adopted the non-amortization provision of SFAS No. 142 effective January 1, 2000:

	Year ended December 31,
	2003	2002	2001
Net income:
Net income, as reported	$25,355	$15,142	$21,916
Goodwill amortization	—	—	964

Adjusted net income	$25,355	$15,142	$22,880

Basic net earnings per share:
Net earnings per share, as reported	$0.91	$0.56	$0.82
Goodwill amortization	—	—	0.04

Adjusted basic net earnings per share	$0.91	$0.56	$0.86

Diluted net earnings per share:
Net earnings per share, as reported	$0.86	$0.54	$0.79
Goodwill amortization	—	—	0.04

Adjusted diluted net earnings per share	$0.86	$0.54	$0.83

NOTE 9:    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights.

Common Stock

Currently, 50,000,000 shares of Common Stock are authorized. Holders of the Common Stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. Subject to the rights of the holders of the Company’s preferred stock, if any, in the event of liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all of the Company’s assets. The Company’s Board of Directors may declare a dividend out of funds legally available therefore and, subject to the rights of the holders of the Company’s preferred stock, if any, the holders of Common Stock are entitled to receive ratably any such dividends. Holders of Common stock have no preemptive rights or other subscription rights to convert their shares into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. In March 2000, the Company affected a two-for-one split of the outstanding shares of Common Stock in the form of a stock dividend.

Dividend Policy

As part of the Separation described in Note 1, the Company distributed to its stockholders shares of Ceva’s common stock as a dividend in-kind amounting to $48,428.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company had retained earnings of $107,799. The Company has never paid cash dividends on the Common Stock and presently intends to follow a policy of retaining any earnings for reinvestment in its business.

Share Repurchase Program

In July 2003, the Company’s Board of Directors authorized a new plan to repurchase up to an additional 2,500,000 shares of Common Stock from time to time on the open market or in privately negotiated transactions, increasing the total shares authorized to be repurchased to 6,500,000 shares. Accordingly, in 2003 and 2001, the Company repurchased 746,000 and 40,000 shares, respectively, of the Common Stock at an average purchase price of $21.66 and $20.3 per share, respectively, for an aggregate purchase price of $16,157 and $811, respectively. As of December 31, 2003, the balance of the share repurchase program is 2,774,000 shares of Common Stock authorized and reserved for repurchase.

Such repurchases of Common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6 “Status of Accounting Research Bulletins” (“APB No. 6”) and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In case the repurchasing cost is lower than the issuance price, the Company credits the difference to additional paid in capital.

In 2003, 2002 and 2001, the Company issued 693,000, 363,000 and 504,000 shares, respectively, of Common Stock, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s Employee Stock Purchase Plan (“ESPP”).

Stock Purchase Plan and Stock Option Plans

The Company has various stock option plans under which employees, consultants, officers, and directors of the Company and its subsidiaries may be granted options to purchase Common stock. The plans authorize the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the Common Stock on the date the options is granted. Moreover, it is the Company’s policy to grant options at the fair market value. A summary of the various plans is as follows:

Options granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

Amendment No. 132 of the Israeli Income Tax Ordinance (“the Tax Ordinance”) was in effect commencing January 1, 2003. Due to the tax reform, a new tax regulation applies to stock options granted to employees on or after January 1, 2003. The new tax regulation is not applied to stock options granted before January 1, 2003.

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,130,875 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan, following certain subsequent amendments approved by the Company’s stockholders, provides that each person who is an outside director on the effective date of the Directors’ Plan and each outside, non-employee director who subsequently becomes a member of the Board of Directors shall automatically be granted an option to purchase 60,000 shares of Common Stock (the “First Option”). Thereafter, each outside director shall automatically be granted an

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option to purchase 20,000 shares (a “Subsequent Option”) on January 1 of each year if, on such date, he or she shall have served on the Board of Directors for at least six months. In addition, an option to purchase 20,000 shares of Common Stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he or she shall have served as a chairperson for at least six months.

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

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of Common Stock. The 1998 Plan expires in 2008 and currently provides for the purchase of up to 5,062,881 shares of Common Stock.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of Common Stock. The 2001 Plan expires in 2011, unless it is terminated by the Board of Directors prior to that date. 1,513,663 shares of Common Stock are currently reserved for issuance under the 2001 Plan.

The 2001 Plan authorizes the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the Common Stock on the date the option is granted.

Options under the 2001 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options under the 2001 Plan expire up to seven years after the date of grant.

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months following the year in which the options were granted or the options are vested based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 1,944,992 shares of Common Stock were reserved for issuance as of December 31, 2003 under the 2003 Plan.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options under the 2003 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Employee Stock Purchase Plan (the “1993 Purchase Plan”). The Company has reserved an aggregate of 700,000 shares of Common Stock for issuance under the 1993 Purchase Plan. The 1993 Purchase Plan provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 52,000, 49,000 and 53,000 shares issued at a weighted average exercise price of $12.40, $16.98 and $14.79, under the Purchase Plan in 2003, 2002 and 2001, respectively.

Stock Reserved For Future Issuance

Shares of Common stock available for future issuance outstanding at December 31, 2003, are as follows:

In thousands
Employee stock purchase plan	210
Stock options	728
Undesignated preferred stock	5,000

5,938

As of December 31, 2003, 2002 and 2001, 728,000, 2,781,000 and 1,851,000 shares, respectively, were available for future grant under the various option plans.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s stock options granted among the various plans:

	Year ended December 31,
	2003			2002		2001
	Amount of options In thousands		Weighted average exercise price $	Amount of options In thousands	Weighted average exercise price $	Amount of options In thousands	Weighted average exercise price $
Options outstanding at beginning of year	6,308		17.03	5,725	21.91	5,286	22.34
Changes during the year:
Granted	2,482	*	21.68	1,376	19.22	1,499	18.55
Exercised	(1,676)		11.19	(251)	9.42	(451)	9.07
Forfeited and cancelled	(100	)*	18.77	(514)	24.44	(609)	26.87
Restructuring adjustments (1):	—		—
Old exercise price	—		—	(6,338)	21.52	—	—
New exercise price	—		—	6,338	17.01	—	—
Additional grants	—		—	1,116	17.01	—	—
Separation of Ceva’s employees’ options	—		—	(1,144)	17.41	—	—

Options outstanding at end of year	7,014		20.04	6,308	17.03	5,725	21.91

Options exercisable at end of year	2,997		21.02	3,147	17.31	1,985	21.51

*	Excludes 876,000 options that were cancelled and re-granted pursuant to Israeli tax reform.

A summary of activity under the options plans related to Ceva employees post the Separation date:

	Year ended December 31, 2003		Two months ended December 31, 2002
	Number of options In thousands	Weighted average exercise price $	Number of options In thousands	Weighted average exercise price $
Options outstanding at the beginning of the period	1,056	17.96	1,144	17.41
Changes during the period:
Exercised	(386)	12.47	(75)	9.34
Forfeited and cancelled	(13)	25.79	(13)	18.96

Options outstanding at end of year	657	21.03	1,056	17.96

Options exercisable at end of year	503	20.94	591	17.05

In connection with the Separation, all options to purchase Common Stock held by individuals who continued to work for the Company and its subsidiaries, and by individual who transferred to ParthusCeva, that were outstanding on the date of the Separation and that remained unexercised as of this date, were adjusted as follows:

For employees who continued to work for the Company—The exercise price and the number of shares subject to the Company’s options were adjusted to reflect the theoretical reduction in value of Common Stock as a result of the Separation, which was calculated based on the theoretical fair market value of the Company and ParthusCeva post the Separation.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For employees who transferred to ParthusCeva—The exercise price subject to the Company’s options were adjusted to reflect the theoretical reduction in value of Common Stock as a result of the Separation, which was calculated based on the theoretical fair market value of the Company and ParthusCeva post the Separation.

The Company has accounted for this transaction under FIN No. 44. According to FIN No. 44, at the time of an equity restructuring transaction, the exercise price may be reduced and the number of shares under the award increased, to offset the decrease in the per-share price of the stock underlying the award. There was no accounting consequence for changes made to the exercise price and the number of shares of an outstanding fixed award as a result of an equity restructuring as both of the following criteria were met:

a.	The aggregate intrinsic value of the award immediately after the change is not greater than the aggregate intrinsic value of the award immediately before the change.

b.	The ratio of the exercise price per share to the market value per share is not reduced.

The Company granted options to purchase additional 1,116,000 shares of Common Stock to its continuing employees as part of the adjustment described above. The weighted average exercise price of all the outstanding options was reduced from $21.52 to $17.01 (21%).

The options outstanding as of December 31, 2003, have been separated into ranges of exercise price as follows:

	Options outstanding			Options exercisable
Range of exercise price	Outstanding	Remaining contractual life	Weighted average exercise price	Exercisable	Remaining contractual life	Weighted average exercise price
	In thousands	(years)		In thousands	(years)
$ 5.38 - $7.71	281	2.14	$7.42	281	2.14	$7.42
$8.65 - $13.00	744	5.31	$11.55	250	4.64	$11.43
$13.35 - $20.00	3,209	4.88	$16.42	1,471	4.36	$16.45
$20.06 - $26.65	2,482	5.82	$23.87	667	3.61	$25.55
$30.23 - $42.74	955	3.44	$32.87	831	3.44	$32.92

	7,671		$20.08	3,500		$21.01

NOTE 10:    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

In prior years, the Company had two reportable segments and thus, the financial statements in prior years included information regarding both reportable segments and geographic areas. After the Separation, the Company has one reporting segment and thus, the financial statements include information regarding geographic areas only.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2003	2002	2001
Revenue distribution:
United States	$1,302	$711	$1,285
Japan	119,355	99,795	64,346
Europe	3,063	4,819	6,108
Asia (excluding Japan)	29,155	19,833	17,691

	$152,875	$125,158	$89,430

The following is a summary of long-lived assets within geographic areas based on the assets locations:

	December 31,
	2003	2002	2001
Long-lived assets:
United States	$5,648	$6,724	$7,027
Israel	6,215	3,657	4,108
Other	3,125	113	59

	$14,988	$10,494	$11,194

The following is a summary of revenues from major customers:

	Year ended December 31,
	2003	2002	2001
	%
Customer A *	58%	66%	56%
Customer B *	18%	12%
Customer C	13%	—	—

*	These revenues were generated from sales through Tomen Electronics, the Company’s largest distributor.

NOTE 11:    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under noncancelable operating leases. The Company has significant leased facilities in Herzelia Pituach, Israel and in Santa Clara, California. In March 2003, the Company entered into a new lease for its Israel facilities in Herzelia Pituach. The lease agreement is effective until November 2008. The Company leases office facilities in Santa Clara, California. The lease is effective from March 2000 until March 2004. VoicePump also leases office facilities for its research and development personnel in Schaumburg, Illinois. The lease is effective until May 2004. In November 2000, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2004. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facility, that terminate in 2005 and 2004, respectively. The Company has operating lease agreements for its vehicles, which terminate in 2004 to 2006.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company is required to make the following minimum lease payments under non-cancelable operating leases:

Year ended December 31,
2004	$1,613
2005	1,221
2006	955
2007	400
2008	367
$4,556

Total rental expenses for all leases were approximately $2,172, $2,313 and $2,078 for the years ended December 31, 2003, 2002, and 2001, respectively.

Litigation

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, AT&T asserted that the Company’s TrueSpeech algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of the Company’s True Speech licensees, for infringement. The Company was not named in the suit against Microsoft. The Company and its legal counsel currently believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company. During 2002, Company created a provision, which was included in the costs of revenues, in respect of this legal exposure.

NOTE 12:    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2003	2002	2001
Domestic taxes:
Federal taxes:
Current	$2,259	$1,451	$905
Deferred	(82)	(3,549)	100

	2,177	(2,098)	1,005

State taxes:
Current	33	357	142
Deferred	(10)	(141)	8

	23	216	150

Foreign taxes:
Current	3,447	2,976	1,224
Deferred	(272)	(200)	27

	3,175	2,776	1,251

Taxes on income	$5,375	$894	$2,406

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefits associated with the exercise of stock options reduced taxes currently payable by $685 in 2003, $324 in 2002 and $531 in 2001. Such benefits were credited to additional paid in capital.

b.	Income before taxes is comprised as follows:

	Year ended December 31,
	2003	2002	2001
Domestic	$5,155	$(8,249)	$48
Foreign	25,575	21,815	13,919

	$30,730	$13,566	$13,967

c.	All accumulated undistributed earnings of DSP Group Israel as of October 30, 2002 were capitalized and subsequent earnings were considered as indefinitely reinvested. Accordingly, no provision for U.S. federal, state and foreign income taxes has been made thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to foreign countries.

d.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate:

	Year ended December 31,
	2003	2002	2001
Income before taxes on income	$30,730	$13,566	$13,967

Theoretical tax at U.S. statutory tax rate (35%)	$10,756	$4,748	$4,889
State taxes, net of federal benefit	16	235	331
In-process research and development and goodwill amortization	—	—	315
Foreign income taxed at rates other than U.S. rate	(5,785)	(4,859)	(3,699)
Other individually immaterial items	388	770	570

	$5,375	$894	$2,406

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

e.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets (short-term):
Tax credit carryforward	$43	$—
Reserves and accruals	1,220	1,685
Other	63	—

Total deferred tax assets	$1,326	1,685

Deferred tax liabilities, net (long-term):
Investment in AudioCodes	$(15,232)	(2,277)
Other	640	(94)

Total deferred tax liabilities	(14,592)	(2,371)

Total net deferred tax liabilities	$(13,266)	$(686)

Management believes that the deferred net tax assets will be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance was not provided.

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Israeli Law”): DSP Group Israel’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans.

According to the provisions of such Israeli law, DSP Group Israel has chosen to enjoy “Alternative plan benefits,” which is a waiver of grants in return for tax exemption. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%- 25% (based on percentage of foreign ownership) for an additional period of eight or six years, respectively. The tax benefits under these investment plans are scheduled to gradually expire starting in 2005 through 2017.

DSP Group Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, are tax exempt for two and four years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight and six years, respectively.

The third plan, which was completed and commenced operations in 1998 is tax exempt for two years, from the first year it has taxable income and is entitled to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

The fourth, fifth and sixth plans were approved in 1998, 2001 and 2003, respectively, which entitle DSP Group Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%—25% (based on percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since DSP Group Israel is operating under more than one approval its effective tax rate is the result of a weighted combination of the various applicable rate and tax exemptions and the computation is made for income derived from each program on the basis and formulas specified in the law and in the approvals.

Through December 31, 2003, DSP Group Israel has met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments in share capital.

Should DSP Group Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard rate of 36% and could be required to refund tax benefits already received.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

The tax-exempt income attributable to an “Approved Enterprise” can be distributed to stockholders without subjecting DSP Group Israel to taxes only upon the complete liquidation of DSP Group Israel.

The Company has determined that such tax-exempt income will not be distributed as dividends. Accordingly, no deferred income taxes have been provided on income attributable to DSP Group Israel’s “Approved Enterprise.” If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative benefits (currently 10% for an ”Approved Enterprise”).

Income in DSP Group Israel from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the standard rate of corporate tax in Israel of 36%.

By virtue of such Israeli law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

g.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Group Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years, and accelerated depreciation.

h.	Separation of Ceva, Ltd.:

DSP Group Israel has obtained a tax ruling for the tax-exempt treatment of the Separation pursuant to section 105A(a) to the Israeli Income Tax Ordinance (“section 105”). Under section 105 and according to the ruling, the majority of the assets that remain in DSP Group Israel cannot be sold for a two-year period and is subject to other requirements as determined by law.

As part of the Separation from Ceva Ltd, certain fractions of the approved plans were assigned to Ceva Ltd. according to the relevant turnover that derives from each activity.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from “Alternative plan benefits” is subject to corporate tax income upon distribution to the stockholders. Prior to the Separation, and according to the Income Tax Authority ruling, DSP Group Israel has capitalized all accrued revenues that were accrued until October 30, 2002.

See Note 1 in respect of the ruling obtained from Internal U.S. Revenue Service.

i.	Amendment 132 to the Israeli Income Tax Ordinance:

In July 2002, Amendment 132 to the Israeli Income Tax Ordinance (the “Amendment”) was approved by the Israeli parliament and was effective as of January 1, 2003. The principal objectives of the Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on employment income.

There are no material implications of the Amendment applicable to the Company except certain modifications in the qualified taxation tracks of employee stock options. As a result, in 2003, the Company adopted an Israeli Appendix to the 1993 Plan, 1998 Plan and 2001 Plan, which complies with the Israeli tax reforms, and established the 2003 Plan.

NOTE 13:    NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Year ended December 31,
	2003	2002	2001
Numerator:
Income from continuing operations	$25,355	$12,672	$11,561

Income from discontinued operations of Ceva	$—	$2,470	$10,355

Net income	$25,355	$15,142	$21,916

Denominator:

Weighted average number of shares of Common Stock outstanding during the year used to compute basic net earnings per share (in thousands)	27,912	27,070	26,641
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,681	971	965

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	29,593	28,041	27,606

Basic net earnings per share	$0.91	$0.56	$0.82

Diluted net earnings per share	$0.86	$0.54	$0.79

Basic earnings per share (continuing operations)	$0.91	$0.47	$0.43

Diluted earnings per share (continuing operations)	$0.86	$0.45	$0.42

Basic earnings per share (discontinued operations)	$—	$0.09	$0.39

Diluted earnings per share (discontinued operations)	$—	$0.09	$0.37

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14:    DISCONTINUED OPERATIONS

The Separation and Combination were completed on November 1, 2002. These transactions were accounted for in accordance with Statements of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal or Long Lived Assets (“SFAS No. 144”). For more details of the Separation and Combination, see Note 1.

As a result of the Separation and Combination, the results of operations, including revenue, operating expenses, financial income and income taxes of the DSP cores licensing business for the years ended December 31, 2002 and 2001, were reclassified in the accompanying statements of income as discontinued operations. The Company’s balance sheet at December 31, 2002 reflected the assets and the liabilities of the DSP cores licensing business as assets of the discontinued operations within current assets.

As of the date of the Separation, Ceva’s trade receivable remained with the Company.

The results of operations of the Ceva business, which were reported separately as discontinued operations in the statement of income for the years ended December 31, 2002 and 2001, are summarized as follows:

	Year ended December 31,
	2002	2001
Revenues	$14,122	$25,244
Cost of revenues	1,058	1,251

Gross profit	13,064	23,993

Operating expenses:
Research and development, net	5,208	5,095
Selling and marketing	2,436	2,911
General and administrative	2,608	2,839

Total operating expenses	10,252	10,845

Operating income	2,812	13,148
Disposal of assets and liabilities	393	—
Financial income, net	78	462

Income before taxes on income	3,283	13,610
Taxes on income	813	3,255

Net income from discontinued operations	$2,470	$10,355

Net earnings per share for discontinued operations:
Basic	$0.09	$0.39

Diluted	$0.09	$0.37

NOTE 15:    SUBSEQUENT EVENT

During January 2004, the Company sold 2,000,000 shares of AudioCodes Ltd. (see Note 6) ordinary shares for an average price of $12.80 per share. The gross proceeds were approximately $25,650, resulting in a one-time capital gain of approximately $13,000.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this annual report.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held on May 4, 2004. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accountant fees and services will be presented under the caption “Principal Accountant Fees and Services” in our definitive proxy statement. Such information is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Index to Financial Statements.

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description

Valuation and Qualifying Accounts	Schedule II
Consent of Kost, Forer, Gabbay & Kassierer, a member of Ernst & Young Global	Exhibit 23.1

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2003.

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

10.1

Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.2	Reserved.

10.3	Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.4	Reserved.

10.5	Reserved.

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

10.19

Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

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

10.27	Reserved.

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

10.31

Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.32

2003 Israeli Share Option Plan and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

Exhibit Number	Description
10.33

Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.34

Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of April 4, 2002 (incorporated by reference to Exhibit 2.1 to Ceva, Inc.’s Registration Statement on Form 10 (File No. 000-49842), filed with the Commission on June 3, 2002).

10.35

Amendment No. 1 to Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit 2.2 to Ceva, Inc.’s registration statement on Form S-1 (File No. 333-97353), filed with the Commission on July 30, 2002).

10.36

Separation Agreement by and among DSP Group, Inc., DSP Group, Ltd., Ceva, Inc., DSP Ceva, Inc. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.3 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.37

Technology Transfer Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.4 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.38

Technology Transfer Agreement between DSP Group, Ltd. and Corage Ltd., dated as of November 1, 2002 (filed as Exhibit 10.5 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.39

Tax Indemnification and Allocation Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.6 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.40

Transition Services Agreement between DSP Group, Ltd. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.7 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.41	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon.*

10.42	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan.*

21.1	Subsidiaries of DSP Group.*

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP, Independent Auditors.*

24.1	Power of Attorney (See page 86 of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

*	Filed herewith.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2003.

(1) The Company filed a Form 8-K on October 20, 2003 announcing, among other things, its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP Group, Inc.

By:	/s/ ELIYAHU AYALON
Eliyahu Ayalon
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:  March 15, 2004

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

Signature	Title	Date

/s/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ MOSHE ZELNIK Moshe Zelnik	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

Signature	Title	Date

/s/ ZVI LIMON Zvi Limon	Director	March 15, 2004

Yair Shamir	Director	March , 2004

/s/ YAIR SEROUSSI Yair Seroussi	Director	March 15, 2004

/s/ LOUIS SILVER Louis Silver	Director	March 15, 2004

/s/ PATRICK TANGUY Patrick Tanguy	Director	March 15, 2004

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2000:
Allowance for doubtful accounts	140	60	200
Sales returns reserve	123	—	123
Year ended December 31, 2001:
Allowance for doubtful accounts	200	218	418
Sales returns reserve	123	—	123
Year ended December 31, 2002:
Allowance for doubtful accounts	418	(79)	339
Sales returns reserve	123	—	123
Year ended December 31, 2002:
Allowance for doubtful accounts	339	369	708
Sales returns reserve	123	—	123