Form 10-K/A
period 2003-12-31
DSP GROUP INC /DE/
filed 2004-03-24
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K is filed to correct typographical errors in Exhibits 31.1 and 31.2 of Item 15 of this Annual Report.

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

Super Hopper Chipset Family—chipsets for 900MHz and 2.4GHz FHSS cordless telephones in the ISM Band. The Super Hopper chipset provides a two-chip solution: the baseband controller and the RF transceiver with external power amplifier. The Super Hopper chipset supports single handset link to the base station, multiple ringing handsets and handset-to-handset communication independent of the base station (walkie-talkie mode).

EDCT Chipset Family—chipsets for 2.4GHz FHSS cordless telephones for the ISM Band. The EDCT chipset provides a two-chip solution: the baseband controller (D36000 or D56000 family) and RF transceiver with integrated power amplifier. For 5.8 GHz applications, an additional converter designed by us is required. The system supports up to four simultaneous handset links to the base station, multiple ringing handsets and walkie-talkie mode and a full range of voice features.

DECT (Digital European Cordless Telephone) Chipset Family—chipsets for DECT (1.9GHz) cordless phones. The DECT chipset provides a three-chip solution: the baseband controller (D56000 family), RF transceiver and a simple external RF power amplifier designed to boost the output power to the maximum allowed level. The base band chip combines unique communication technology with the best telephony features at the most effective system cost. The DECT chipset supports both DECT (1.9GHz) and 2.4GHz bandwidth, up to six simultaneous handset links to the base station, multiple ringing handsets and walkie-talkie mode and a full range of voice features.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003, we developed our video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

Bluetooth Chipset Family—a chipset that includes a base band controller (DB56000family) and RF transceiver with integrated power amplifier. The chipset integrates the TeakLite® DSP core and ARM7™ into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility is provided for the entire range of products. The Bluetooth chipset supports simultaneous handset links to the base station, multiple ringing handsets, walkie-talkie mode, DECT, Bluetooth and EDCT protocols, as well as new features enabled by Bluetooth such as Bluetooth headset support and Bluetooth wireless data connectivity to other devices. The high data rates offered by the Bluetooth link enable wireless data networking and wireless transmission of video within the residence in conjunction with our video compression chip technology.

Video Processor Chip—a chip that is targeted at low bit rate video applications such as those based on H263, JPEG and MPEG4 compression standards. This chip serves as a complete stand alone system including direct image sensor and display interfaces as well as an advanced video compression engine. Target applications include video telephony, home security and portable multimedia. The chip can be used in a system with our cordless chipsets to provide wireless video transmission.

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

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business, improve our profitability and increase our market share over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices, communications technologies and speech-processing algorithms. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog- based to digital-based technologies for telephony products, and (3) the market acceptance of the change of bandwidth for telephony products from 900MHz to 2.4GHz technologies, as well as the recent move from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2003 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt(1)	2,871	1,442	1,429	—	—
Capital Lease Commitments(2)	2,842	741	1,483	618	—
Operating Lease Commitments(3)	4,556	1,613	2,176	767	—
Total Contractual Obligations	10,269	3,796	5,088	1,385	—

(1)	Represents deferred consideration of $1,450 (recorded at the fair value of $1,442) and $1,450 (recorded at the fair value of $1,429) payable to the former shareholders of Teleman Multimedia Inc. on May 16, 2004 and May 16, 2005, respectively.
(2)	Represents future payments for development tools purchased in 2003.
(3)	Represents operating lease payments for facilities and vehicles under noncancelable lease agreements (See Note 11 to Notes to Consolidated Financial Statements).

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

[ LOGO OF ERNST & YOUNG]

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

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

January 27, 2004

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,812	$39,919
Marketable securities	42,490	45,371
Trade receivables, less allowance for returns of $123 in 2003 and 2002 and for doubtful accounts of $708 in 2003 and $339 in 2002	15,844	4,873
Deferred income taxes	1,326	1,685
Other accounts receivable and prepaid expenses	1,462	1,352
Inventories	8,466	6,916
Assets of Discontinued Operations	—	4,737

TOTAL CURRENT ASSETS	106,400	104,853

PROPERTY AND EQUIPMENT, NET	7,108	4,690

LONG-TERM ASSETS:
Long-term marketable securities	197,071	150,692
Investments in equity securities of traded companies	47,138	12,031
Long-term prepaid expenses and lease deposits	513	386
Severance pay fund	2,360	1,616
Intangible assets, net	2,076	—
Goodwill	5,804	5,804

TOTAL LONG-TERM ASSETS	254,962	170,529

TOTAL ASSETS	$368,470	$280,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$11,221	$6,745
Accrued compensation and benefits	9,000	4,556
Income taxes payables	11,107	7,328
Accrued expenses and other accounts payable	14,185	9,668

TOTAL CURRENT LIABILITIES	45,513	28,297

LONG-TERM LIABILITIES:
Accrued severance pay	2,555	1,686
Deferred income taxes	14,592	2,371
Other long-term liabilities	1,429	—

TOTAL LONG-TERM LIABILITIES	18,576	4,057

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—
Authorized shares—5,000,000 at December 31, 2003 and 2002; issued and outstanding shares—none at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value—
Authorized shares: 50,000,000 at December 31, 2003 and 2002; issued and outstanding shares: 28,615,884 at December 31, 2003 and 27,247,947 at December 31, 2002	29	27
Additional paid-in capital	174,700	156,443
Treasury stock	(1,192)	—
Accumulated other comprehensive income	23,045	476
Retained earnings	107,799	90,772

TOTAL STOCKHOLDERS’ EQUITY	304,381	247,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,470	$280,072

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accounting for the Separation, the Company recorded in the statements of changes in stockholders’ equity and consolidated statements of cash flows $48,428 as a deemed dividend in-kind to its stockholders, representing the carrying amount of its investment in Ceva. This dividend in-kind consisted of cash contribution to Ceva in the amount of $40,000 and a tax payment of $754 recorded in the consolidated statements of cash flow and a non-cash contribution of prepaid offering expenses, inventory and property and equipment, net of assumed liabilities, in the amount of $7,674. (See also Note 9).

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2003	2002	2001
Net income, as reported	$25,355	$15,142	$21,916
Deduct—stock-based compensation expense determined under fair value method for all awards, net of related tax effects	9,338	12,712	17,113

Pro forma net income	$16,017	$2,430	$4,803

Net earnings per share:
Basic, as reported	$0.91	$0.56	$0.82

Basic, pro forma	$0.57	$0.09	$0.18

Diluted, as reported	$0.86	$0.54	$0.79

Diluted, pro forma	$0.54	$0.09	$0.17

Net income from continuing operations, as reported	$25,355	$12,672	$11,561
Deduct—stock-based compensation expenses related to continuing operations determined under fair value method for all awards, net of related tax effect	8,677	11,145	8,208

Pro forma net income from continuing operations	$16,678	$1,527	$3,353

Net earnings per share from continuing operations:
Basic, as reported	$0.91	$0.47	$0.43

Basic, pro forma	$0.59	$0.06	$0.13

Diluted, as reported	$0.86	$0.45	$0.42

Diluted, pro forma	$0.56	$0.05	$0.12

Impact of recently issued accounting standards

In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies (1) the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 to reflect decisions made (1) as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS 133, (2) in connection with other projects dealing with financial instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6:    INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies as of December 31, 2003 and 2002:

	Cost		Unrealized gains		Estimated fair value
	2003	2002	2003	2002	2003	2002
AudioCodes Ltd.(1)	$10,726	$10,726	$35,739	$757	$46,465	$11,483
Tomen Corporation(2)	281	281	392	—	673	281
Tower Semiconductors Ltd.(3)	—	267	—	—	—	267

	$11,007	$11,274	$36,131	$757	$47,138	$12,031

(1)	AudioCodes, Ltd.

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendment No. 132 of the Israeli Income Tax Ordinance (“the Tax Ordinance”) was in effect commencing January 1, 2003. Due to the tax reform, a new tax regulation applies to stock options granted to employees on or after January 1, 2003. The new tax regulation is not applied to stock options granted before January 1, 2003.

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,130,875 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Directors’ Plan, following certain subsequent amendments approved by the Company’s stockholders, provides that each person who is an outside director on the effective date of the Directors’ Plan and each outside, non-employee director who subsequently becomes a member of the Board of Directors shall automatically be granted an option to purchase 60,000 shares of Common Stock (the “First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 20,000 shares (a “Subsequent Option”) on January 1 of each year if, on such date, he or she shall have served on the Board of Directors for at least six months. In addition, an option to purchase 20,000 shares of Common Stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he or she shall have served as a chairperson for at least six months.

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The options outstanding as of December 31, 2003, have been separated into ranges of exercise price as follows:

	Options outstanding			Options exercisable
Range of exercise price	Outstanding	Remaining contractual life	Weighted average exercise price	Exercisable	Remaining contractual life	Weighted average exercise price
	In thousands	(years)		In thousands	(years)
$ 5.38 – $7.71	281	2.14	$7.42	281	2.14	$7.42
$8.65 – $13.00	744	5.31	$11.55	250	4.64	$11.43
$13.35 – $20.00	3,209	4.88	$16.42	1,471	4.36	$16.45
$20.06 – $26.65	2,482	5.82	$23.87	667	3.61	$25.55
$30.23 – $42.74	955	3.44	$32.87	831	3.44	$32.92

	7,671		$20.08	3,500		$21.01

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description

Valuation and Qualifying Accounts	Schedule II
Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global	Exhibit 23.1

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

10.41	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon.*

10.42	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan.*

21.1	Subsidiaries of DSP Group.*

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP, Independent Auditors.*

24.1	Power of Attorney (See page 74 of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.†

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.†

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

*	Previously filed.

†	Filed herewith.

(b)	Reports on Form 8-K filed in the Fourth Quarter of 2003.

(1) The Company filed a Form 8-K on October 20, 2003 announcing, among other things, its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ MOSHE ZELNIK
Moshe Zelnik
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2004