Form 10-Q
period 2004-03-31
DSP GROUP INC /DE/
filed 2004-05-10
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 3, 2004, there were 29,156,849 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,467	$36,812
Marketable securities and bank deposits	27,324	42,490
Trade receivables, less allowance for returns of $123 in March 31, 2004 and December 31, 2003 and for doubtful accounts of $768 in March 31, 2004 and $708 in December 31, 2003	15,061	15,844
Deferred income taxes	1,326	1,326
Other accounts receivable and prepaid expenses	1,106	1,462
Inventories	9,022	8,466

TOTAL CURRENT ASSETS	135,306	106,400

PROPERTY AND EQUIPMENT, NET	6,959	7,108

LONG-TERM ASSETS:
Long-term marketable securities	208,005	197,071
Investments in equity securities of traded companies	28,428	47,138
Long-term prepaid expenses and lease deposits	544	513
Severance pay fund	2,608	2,360
Intangible assets, net	1,923	2,076
Goodwill	5,804	5,804

TOTAL LONG-TERM ASSETS	247,312	254,962

TOTAL ASSETS	$389,577	$368,470

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$17,556	$11,221
Accrued compensation and benefits	5,643	9,000
Income taxes payables	19,249	11,107
Accrued expenses and other accounts payable	14,375	14,185

TOTAL CURRENT LIABILITIES	56,823	45,513

LONG-TERM LIABILITIES:
Accrued severance pay	2,690	2,555
Deferred income taxes	9,784	14,592
Other long-term liabilities	1,429	1,429

TOTAL LONG-TERM LIABILITIES	13,903	18,576

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares - 5,000,000 at March 31, 2004 and December 31, 2003; issued and outstanding shares - none at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at March 31, 2004 and December 31, 2003; issued and outstanding shares: 28,845,049 at March 31, 2004 and 28,615,884 at December 31, 2003	29	29
Additional paid-in capital	177,350	174,700
Treasury stock	—	(1,192)
Accumulated other comprehensive income	14,127	23,045
Retained earnings	127,345	107,799

TOTAL STOCKHOLDERS’ EQUITY	318,851	304,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,577	$368,470

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues	$38,708	$29,011
Costs of revenues	19,858	16,777

Gross profit	18,850	12,234

Operating expenses:
Research and development	7,554	5,120
Sales and marketing	2,803	2,316
General and administrative	1,806	1,581

Total operating expenses	12,163	9,017

Operating income	6,687	3,217
Interest and other income, net	2,125	1,924
Capital gains from sale of available-for-sale marketable securities	21,317	—

Income before taxes on income	30,129	5,141
Taxes on income	10,015	874

Net income	$20,114	$4,267

Net earnings per share:
Basic	$0.70	$0.16

Diluted	$0.66	$0.15

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$11,949	$2,607
Investing activities
Purchase of held-to-maturity marketable securities	(49,343)	(37,611)
Proceeds from sales and maturity of held-to-maturity marketable securities	52,731	30,141
Purchases of property and equipment	(376)	(618)
Proceeds from sale of available-for-sale marketable securities	26,420	—
Cash received from discontinued operations	—	2,072

Net cash provided by (used in) investing activities	29,432	(6,016)
Financial activities
Purchase of treasury stock	—	(389)
Issuance of Common Stock and Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	3,274	1,016

Net cash provided by financing activities	3,274	627

Increase (decrease) in cash and cash equivalents	$44,655	$(2,782)

Cash and cash equivalents at the beginning of the period	$36,812	$39,919

Cash and cash equivalents at the end of the period	$81,467	$37,137

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended March 31, 2004	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$107,799	$23,045		$304,381
Net income	—	—		—	—	20,114	—	$20,114	20,114
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	(8,719)	(8,719)	(8,719)
Unrealized loss from hedging activities, net	—	—		—	—	—	(199)	(199)	(199)

Total comprehensive income								$11,196

Issuance of Common Stock upon exercise of stock options by employees	178	(	*	2,650	—	—	—		2,650
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	732	(326)	—		406
Issuance of Treasury Stock upon exercise of stock options by employees	19	(	*	—	460	(242)	—		218

Balance at March 31, 2004	28,845	$29		$177,350	$—	$127,345	$14,127	—	$318,851

Three Months Ended March 31, 2003
Balance at December 31, 2002	27,248	$27		$156,443	$—	$90,772	$476		$247,718
Net income	—	—		—	—	4,267	—	$4,267	4,267
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	101	101	101
Unrealized gain from hedging activities	—	—		—	—	—	95	95	95

Total comprehensive income								$4,463

Issuance of Common Stock upon exercise of stock options by employees	77	(	*	526	—	—	—		526
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan by employees	24	(	*	298	—	—	—		298
Purchase of Treasury Stock	(26)	(	*	—	(389)	—	—		(389)
Issuance of Treasury Stock upon exercise of stock options by employees	20	(	*	—	304	(112)	—		192

Balance at March 31, 2003	27,343	$27		$157,267	$(85)	$94,927	$672		$252,808

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(UNAUDITED)

(U.S. dollars in thousands)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2003.

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

	March 31, 2004	December 31, 2003
Work-in-process	$3,439	$2,593
Finished goods	5,583	5,873

	$9,022	$8,466

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

	Three months ended March 31,
	2004	2003
Net income	$20,114	$4,267
Earnings per share:
Basic	$0.70	$0.16

Diluted	$0.66	$0.15

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share (in thousands)	28,767	27,324

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock) (in thousands)	1,931	1,104

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	30,698	28,428

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES AND SHORT TERM BANK DEPOSITS

The following is a summary of the held-to-maturity securities:

	Amortized Cost		Unrealized Gains		Estimated Fair Value
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Obligations of states and political subdivisions	$95,580	$99,244	$355	$(259)	$95,935	$98,985
Corporate obligations	139,749	140,317	2,514	2,012	142,263	142,329

	$235,329	$239,561	$2,869	$1,753	$238,198	$241,314

The amortized cost of held-to-maturity debt and securities at March 31, 2004 by contractual maturities are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,324	$27,634
Due after one year	208,005	210,564

	$235,329	$238,198

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 80% of the Company’s total revenues for the first quarter of 2004 as compared to 78% for the first quarter of 2003. The Japanese market and the OEMs that operate in that market are among the largest suppliers with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm its sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies as of March 31, 2004 and December 31, 2003:

	Cost		Unrealized gains		Estimated fair value
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
AudioCodes Ltd. (1)	$5,906	$10,726	$22,522	$35,739	$28,428	$46,465
Tomen Corporation (2)	—	281	—	392	—	673

	$5,906	$11,007	$22,522	$36,131	$28,428	$47,138

(1)	AudioCodes, Ltd.: AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. As of April 1, 2001, the Company no longer maintains a representative on the AudioCodes’ Board of Directors, and was not involved in any way in AudioCodes’ policy-making processes. Therefore, after April 1, 2001, the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting. During the first quarter of 2004, the Company sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25,647, resulting in a capital gain of approximately $20,827. The Company currently owns approximately 2,450,000 shares of AudioCodes’ ordinary shares.

The condensed consolidated balance sheet as of March 31, 2004 included an unrealized gain on available-for-sale marketable securities of $14,189, net of unrealized tax expenses of $10,425, in the investment in AudioCodes. As of March 31, 2004, the fair market value of the Company’s investment in AudioCodes was approximately $28,428.

(2)	Tomen Corporation: In September 2000, the Company invested approximately $485 (50.0 million Yen) in shares of its Japanese distributor’s parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounted for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities. During the first quarter of 2004, the Company sold all of its holdings in Tomen for gross proceeds of approximately $773, resulting in a capital gain of approximately $490.

NOTE H—DERIVATIVE INSTRUMENTS

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

To protect against the increase in value of forecasted foreign currency cash flow resulting from salary and rent payments in New Israeli Shekels (“NIS”) during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments of its Israeli facilities denominated in NIS for a period of one to twelve months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

As of March 31, 2004 and December 31, 2003, the Company recorded comprehensive loss amounting to $61 and comprehensive income amounting to $137, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2004. Such amounts will be recorded into earnings in 2004.

NOTE J—CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE L—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”). Under APB No. 25, when the exercise price of an employee’s options equals or is higher than the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the three months period ended March 31, 2004 and 2003, respectively: risk-free interest rate of 2.6% and 1.5%; a volatility factor of the expected market price of the Common Stock of 0.39 and 0.44; a dividend yield of 0.0% for both 2004 and 2003; and a weighted-average expected life of the option of 2.9 years for both 2004 and 2003.

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Three months ended March 31,
	2004	2003
Net income as reported	$20,114	$4,267
Deduct: Stock-based compensation expenses determined under fair value method for all awards, net of related tax effects:	3,596	2,373

Pro forma net income	$16,518	$1,894

Earnings per share:
Basic, as reported	$0.70	$0.16

Basic, pro forma	$0.57	$0.07

Diluted, as reported	$0.66	$0.15

Diluted, pro forma	$0.54	$0.07

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have included the following overview to provide you with some perspective about the information contained in this section, as well as a better understanding of the key drivers and concerns of our business. The overview summarizes how we generate revenue and what are some of our significant expenses, as well as review the status of our business in the context of industry-wide trends and explain our management’s views on the implication and significance of these trends.

Overview

DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment manufacturers that incorporate our chipsets into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9 GHz (Digital Enhanced Cordless Telecommunications (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, and solutions for digital voice recorders (DVRs) and VoIP applications and other voice-over-packet applications. Our current primary focus is cordless telephony as our 2.4GHz and 5.8GHz chipsets represented approximately 87% of our total revenues for the first quarter of 2004.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business, improve our profitability and increase our market share over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices, communications technologies and speech-processing algorithms. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies for telephony products, and (3) the shift in bandwidth from 900MHz to 2.4GHz technologies and the market acceptance of our multi-hand-set solutions, as well as the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality. Our planned future lines of products are intended to integrate video, voice, data and communications technologies, and help us strengthen our position as a leading supplier of multimedia communications products. Products that we are developing in 2004 include a DECT chipset for the European market, a new chipset that includes video technologies capabilities for the European and U.S. market and a new Bluetooth chipset.

During the first quarter of 2004, our gross profit increased to 49% from 42% for the same period in 2003. Our operating profit increased by 108% in the first quarter of 2004 as compared to the same period in 2003 and reached a level of $6.7 million, approximately 17% of revenues compared to 11% for the first quarter of 2003. Our total position in cash, cash equivalents and held to maturity marketable securities increased during the first quarter of 2004 by $40.4 million to a total of $316.8 million as of March 31, 2004. We currently expect an increased demand for our existing product lines in the remaining quarters of 2004 and anticipate that our DECT and multimedia products, including video and Bluetooth, will drive our growth in 2005.

Despite our historical growth, our business operates in a highly competitive environment, characterized by changing standards and rapid introduction of new products. Competition has historically increased pricing pressures for our products and decreased our average selling prices. We may need to offer our products in the future at lower prices than we currently anticipate, which may result in lower profits. We must continue to monitor and control costs, improve operating yields and maintain our current level of gross margin in order to offset future declines in average selling prices. Also, since our products are incorporated into end products of our OEM customers, we are very dependent on their ability to achieve market acceptance for their end products in consumer markets that are similarly very competitive.

There are also several emerging market trends that challenge our ability to continue to grow our business. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging communication access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones which is based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results.

Moreover, in order to increase our sales volume and expand our business, we recognize that we need to penetrate new markets. Thus, we are planning to enter the European market and in 2003 we achieved the first two design wins for our new DECT products targeted for that market. We expect to begin shipping DECT products in the second half of 2004. In addition, during the first quarter of 2004 we signed an agreement with an OEM to develop a video-telephone system for the European market. In order to enhance our development of DECT products and better penetrate the European market we will need to increase our operating expenses, mainly in research and development and applications engineering, for the remaining quarters of 2004 and potentially in future years. We also have established a strategic planning committee of the board to evaluate our growth beyond 2005. This committee is evaluating opportunities in various consumer application markets. Based on this committee’s recommendations and judgment, we may enter into additional market segments in the future. However, our ability to expand into new markets may not occur or may require us to substantially increase our operating expenses. As a result, you should not rely upon our past operating results as an indication of future performance.

RESULTS OF OPERATIONS

During the first quarter of 2004, we demonstrated year-over-year growth of 33% in revenues. Our gross profit and operating income increased significantly by 54% and 108%, respectively, as compared to the first quarter of 2003. Due to an increase in revenues and gross profit we significantly increased our operating income as a percentage of total revenues from 11% in the first quarter of 2003 to 17% in the same period in 2004. The increase in operating profit was achieved in spite of an increase of 35% in our operating expenses which reached a level of $12.2 million. The increase in operating expenses was mainly a result as of a significant increase in research and development expenses, primary attributed to the hiring of new employees and tape outs of new products in the first quarter of 2004.

Total Revenues. Our total revenues were $38.7 million for the first quarter of 2004 as compared to $29.0 million for the same period in 2003. This increase of 33% in 2004 was primarily as a result of strong demand from both existing and new original equipment manufacturer (OEM) customers, especially in Japan and Asia Pacific, for our 2.4 GHz multi-hand-set and 5.8GHz products. Our revenues in Japan and Asia increased by 38% and 49%, respectively, in the first quarter of 2004, in comparison to the same period in 2003. The revenue increase was also a result of a significant increase of sales in Asia Pacific of our 2.4 GHz products. Sales of 2.4GHz and 5.8GHz products represented approximately 73% and 14% of our total revenues for the first quarter of 2004, respectively.

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

Export sales represented 99% of our total revenues in both the first quarter of 2004 and 2003. All export sales are denominated in U.S. dollars. The following table shows the breakdown of net revenues for the periods indicated by geographic location (in thousands):

	March 31,
	2004	2003
United States	$315	$343
Japan	31,089	22,539
Europe	594	1,453
Asia Pacific (excluding Japan)	6,710	4,676

Total revenues	$38,708	$29,011

Significant Customers and Products. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 80% of our total revenues for the first quarter of 2004 as compared to 78% for the same period in 2003. The increase in 2004 as compared to 2003 was primarily due to a greater volume of sales in Japan.

The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential wireless products with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., (“Panasonic”) has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Revenues from our 2.4 GHz and 5.8GHz products represented 87% of our total revenues for the period ended March 31, 2004. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2004 as we see a continuing decline in sales for some of our older products, including the 900 MHz. However, as previously discussed, we believe the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, would reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4 GHz and 5.8GHz products. We believe in order to maintain our growth, we will need to expand our product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market.

Gross Profit. Gross profit as a percentage of total revenues increased to 49% for the first quarter of 2004 from 42% for the first quarter of 2003. The significant increase in our gross margin in 2004 as compared to 2003 was primarily due to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs. The reduction in costs was due to a combination of factors. The reduction in chip costs resulted partially from technological improvements, continuing improvements in our yield percentages, as well as the integration of more semiconductor content in a single system. Furthermore, the reduction in manufacturing costs was partially a result of reduction in our raw materials costs. In addition, the increase in our gross margin was also a result of a different mix of products sold during the first quarter 2004 as compared to the same period in 2003.

However, we cannot guarantee you that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors. Our gross margin may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, the current depressed pricing of silicon wafers, which contributed to the reduction in our manufacturing costs, may not be sustained and future increases in pricing may affect our ability to implement cost reductions.

Our gross margin reflects the sale of chips and chipsets that have different margins. Thus, changes in the mix of products sold also will impact our gross margin. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce sale prices and harm our total gross margin.

Research and Development Expenses. Our research and development expenses increased to $7.6 million in the first quarter of 2004 from $5.1 million in the first quarter of 2003. The increase in 2004 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees, increased allocated facilities expenses, increased depreciation expenses of our development software tools and increased project material and tape-out expenses. As of March 31, 2004, we had 144 research and development employees, as compared to 89 as of March 31, 2003. The increase was also attributed to expenses incurred by our Korean subsidiary, established in connection with the Teleman acquisition, which began its operations during the second quarter of 2003. As our research and development staff is already working on various projects simultaneously and will also need to focus on the development of new products for the European DECT market, we anticipate that we will need to hire additional research and development staff, and our research and development expenses in absolute dollars will increase in the remaining quarters of 2004, and potentially in future years. Our research and development expenses as a percentage of total revenues were 20% for the three months ended March 31, 2004 and 18% for the three months ended March 31, 2003. This increase in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of the research and development expenses.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development and facilities expenses associated with research and development.

Sales and Marketing Expenses. Our sales and marketing expenses increased to $2.8 million for the first quarter of 2004 from $2.3 million for the first quarter of 2003. This increase was attributed mainly to higher sales commissions paid to our representatives and distributors due to higher levels of revenues for the first quarter of 2004 as well as to higher levels of salary expenses, mainly due to a greater number of application support employees. Our sales and marketing expenses as a percentage of total revenues were 7% for the three months ended March 31, 2004 and 8% for the three months ended March 31, 2003. This slight decrease in sales and marketing expenses as a percentage of total revenues was mainly due to a 33% increase in total revenues for the first quarter of 2004 as compared to the first quarter of 2003.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and facilities expenses associated with sales and marketing.

General and Administrative Expenses. Our general and administrative expenses were $1.8 million for the three months ended March 31, 2004, as compared to $1.6 million for the three months ended March 31, 2003. The increase was attributed mainly to higher payroll and related expenses due to a greater number of general and administrative employees. General and administrative expenses as percentage of total revenues were 5% for both the first quarter of 2004 and 2003.

General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal costs, as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2004 increased to $2.1 million from $1.9 million for the three months ended March 31, 2003. The increase was primarily due to the increase in the levels of cash, cash equivalents and held-to-maturity marketable securities, partially offset by overall lower market interest rates during the three months ended March 31, 2004. Our total cash, cash equivalents and held to maturity marketable securities increased to $316.8 million as of March 31, 2004 from $239.7 million as of March 31, 2003.

Capital gains from sale of available-for-sale marketable securities. During the first quarter of 2004, we sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25.6 million, resulting in a capital gain of approximately $20.8 million. During the first quarter of 2004, we also sold all of our holdings in Tomen Corporation for gross proceeds of approximately $0.7 million, resulting in a capital gain of approximately $0.5 million.

Provision for Income Taxes. Our income tax expenses were $10.0 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. The provision for income taxes as a percentage of income before taxes was 33% and 17% for the three months ended March 31, 2004 and 2003, respectively. Provision for income taxes, excluding the tax expenses related to the capital gains from the sale of stock, amounted to $1.5 million for the period ending March 31, 2004, representing 17% of pretax income.

In 2004 and 2003 we benefited for federal tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting 2005 through to 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $11.9 and $2.6 million of cash and cash equivalents from our operating activities during the first quarter of 2004 and 2003, respectively. The increase in net cash provided by operating activities in the first quarter of 2004 as compared to the same period in 2003 resulted mainly from the increase in net income for the first three months of 2004 and from the increase in accounts payable. Net income for the first quarter of 2004, excluding the effect of the capital gains and the related taxes, was $7.3 million, as compared to $4.3 million for the same period in 2003. Accounts payable increased by $6.3 million during the first three months of 2004 as compared to an increase of 6.5million in accounts receivables during the first three months of 2003. This increase in accounts payable was partially offset by a decrease of $3.4 million in accrued compensation and benefits during the first quarter of 2004, as compared to a decrease of $1.0 million during the first quarter of 2003.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2004, we purchased $49.3 million of investments classified as held-to-maturity marketable securities, as compared to $37.6 million during the first three months of 2003. During the same periods, $52.7 million and $30.1 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of AudioCodes and Tomen stock, amounted to $26.4 million during the first quarter of 2004.

Our capital equipment purchases for the first three months of 2004, consisting primarily of research and development software and computers, totaled $0.4 million, as compared to $0.6 million for the first three months of 2003.

During the three months ended March 31, 2003, we collected $2.1 million from customers of the DSP cores licensing business which was transferred to Ceva in November 2002. This amount was included under cash received from discontinued operations in our condensed consolidated statements of cash flows.

Financing Activities During the first quarter of 2004, we received $3.3 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $1.0 million during the first quarter of 2003. We can not predict cash flows from options exercises in future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. During the first quarter of 2003 we repurchased approximately 26,000 shares of our common stock at an average purchase price of $14.96 per share for an aggregate amount of approximately $0.4 million. We did not make any repurchases during the first quarter of 2004. Pursuant to our share repurchase program, approximately 2,774,000 million shares of our common stock remain authorized for repurchase.

At March 31, 2004, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $81.5 million, and held-to-maturity marketable securities of approximately $235.3 million. The market value of securities classified as available-for-sale amounted to $28.4 million as of March 31, 2004.

Our working capital at March 31, 2004 was approximately $78.5 million, and our backlog as of March 31, 2004 was $52.9 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2004. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during 2004 and lease payments for our Israeli facilities, we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to Consolidated Financial Statement for the period ended March 31, 2004.

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

We sell our products to customers primarily through a network of distributors and representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics Corporation, accounted for 80% of our total revenues for the first quarter of 2004, and 78% for the first quarter of 2003. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd, has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon original equipment manufacturers (OEMs) to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that OEM because changing suppliers involves significant cost, time, effort and risk for OEM. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its end product and without this “design win,” it becomes significantly more difficult to sell our products. Moreover, even after an OEM agrees to design our product into its end product, the design cycle is long and may be delayed due to factors beyond our control, which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

The slow economic recovery and related uncertainties may adversely impact our revenues and profitability.

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, unemployment, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a slow economic recovery after the downturn in worldwide economic conditions. If the economy continues to recover at a slow pace, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industries. In addition, the new developments with the Iraqi conflict can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Sales of our Integrated Digital Telephony (IDT) products comprised 92% of our total revenues for the first quarter of 2004. Specifically, sales of our 2.4GHz products comprised 73% of our total revenues for the first quarter of 2004, and we expect that our 2.4GHz products will continue to account for a substantial portion of our revenues in 2004. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of whom have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products for the IDT market also would have a material adverse effect on our business, financial condition and results of operations.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer end products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us.

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

Although a majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2004. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2004, 171 of our 226 employees were located in Israel, including 108 out of 144 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment. Moreover, as a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, or significant destabilization of Israel’s economy could significantly harm our business, operating results and financial condition.

Our future profits may be diminished if the current Israeli tax benefits that we enjoy are reduced or withheld.

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard rate of 36%, and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to expire starting in 2005 through 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

As is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. We also have in the past agreed to, and may from time to time in the future agree to, indemnify a licensee of our products for claims against the licensee by a third party based on claims that our products infringe patents or other intellectual property rights of that third party. Our obligation to indemnify a licensee, if valid, may result in significant expense to us, and could adversely affect our operating results for the period that such obligation matures.

If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing such technology.

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

The markets in which we operate are extremely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our current products would be sufficient to establish and sustain our new products in the market. Any increase in price or competition could result in the erosion of our market share, and would have a negative impact on our financial condition and results of operations.

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

We face intense competition and our operating expenses may increase disproportionately as we try to penetrate the European DECT market with our new products.

As an expansion of our business, we are currently developing chipsets for the European Digital Enhanced Cordless Telecommunications (DECT) market. We face intense competition in this market from current, well-established competitors that have significant financial, technical, manufacturing, marketing, sales and distribution resources and management expertise. Although we are leveraging our expertise in developing chipsets for the U.S. market, there are key differences in technology for the European market. As with the development of any new technology, we may encounter unforeseeable delays and other problems, and thus we cannot provide any assurances that we will achieve our development milestones or our new products will gain market acceptance. As a result, the penetration of the European market is anticipated to increase our headcount and operating expenses in the remaining quarters of 2004 and potentially in future years. In 2003, we achieved our first two design wins for the incorporation of our products into OEMs’ end products targeted for the European DECT market. However, we cannot assure you that the significant expenditures we will incur will result in any additional design wins, or that such design wins, even if successful, would translate into meaningful sales and revenue for our DECT products. Also, in order to penetrate the new market, we may need to offer our products at lower prices than we currently anticipate, which may result in lower profits. Our inability to penetrate the European DECT market and recover the significant expenditures we will incur to develop products for this new market may adversely affect our business, financial condition and results of operations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2004 as well as for each of fiscal 2003 and 2002. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

We are involved in certain claims arising in the normal course of business. However, we believe that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a	)	Exhibits.

		Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	The Company furnished the following Current Reports on Form 8-K during the three months ended March 31, 2004:

(1) A Form 8-K on January 6, 2004 which attached a press release that provided an update to the Company’s previously announced fourth quarter 2003 guidance.

(2) A Form 8-K on January 27, 2004 which attached a press release that announced the Company’s fourth quarter 2003 and fiscal year 2003 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 10, 2004	By:	/s/ MOSHE ZELNIK

Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)