Form 10-Q
period 2004-06-30
DSP GROUP INC /DE/
filed 2004-08-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 1, 2004, there were 28,481,519 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,614	$36,812
Marketable securities and bank deposits	39,820	42,490
Trade receivables, less allowance for returns of $123 in June 30, 2004 and December 31, 2003 and for doubtful accounts of $788 in June 30, 2004 and $708 in December 31, 2003	20,303	15,844
Deferred income taxes	1,326	1,326
Other accounts receivable and prepaid expenses	10,601	1,462
Inventories	10,134	8,466

TOTAL CURRENT ASSETS	123,798	106,400

PROPERTY AND EQUIPMENT, NET	6,908	7,108

LONG-TERM ASSETS:
Long-term marketable securities	240,112	197,071
Investments in equity securities of traded companies	19,714	47,138
Long-term prepaid expenses and lease deposits	549	513
Severance pay fund	2,846	2,360
Intangible assets, net	1,770	2,076
Goodwill	1,500	5,804

TOTAL LONG-TERM ASSETS	266,491	254,962

TOTAL ASSETS	$397,197	$368,470

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$13,447	$11,221
Accrued compensation and benefits	7,177	9,000
Income taxes payables	19,827	11,107
Accrued expenses and other accounts payable	14,112	14,185

TOTAL CURRENT LIABILITIES	54,563	45,513
LONG-TERM LIABILITIES:
Accrued severance pay	2,959	2,555
Deferred income taxes	6,590	14,592
Other long-term liabilities	—	1,429

TOTAL LONG-TERM LIABILITIES	9,549	18,576

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value -
Authorized shares - 5,000,000 at June 30, 2004 and December 31, 2003; issued and outstanding shares - none at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value -
Authorized shares: 50,000,000 at June 30, 2004 and December 31, 2003; issued and outstanding shares: 29,399,367 at June 30, 2004 and 28,615,884 at December 31, 2003	29	29
Additional paid-in capital	186,359	174,700
Treasury stock	—	(1,192)
Accumulated other comprehensive income	9,981	23,045
Retained earnings	136,716	107,799

TOTAL STOCKHOLDERS’ EQUITY	333,085	304,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,197	$368,470

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenues and other	$44,016	$38,550	$82,724	$67,561
Cost of product revenues and other	22,918	21,206	42,776	37,983

Gross profit	21,098	17,344	39,948	29,578
Operating expenses:
Research and development	7,310	5,578	14,864	10,698
Sales and marketing	3,282	2,871	6,085	5,187
General and administrative	1,734	1,526	3,540	3,107
Impairment of goodwill	4,304	—	4,304	—
In-process research and development write-off	—	2,727	—	2,727
Total operating expenses	16,630	12,702	28,793	21,719

Operating income	4,468	4,642	11,155	7,859
Other income:
Interest and other income, net	2,159	1,909	4,284	3,833
Capital gains	7,671	241	28,988	241

Income before provision for income tax	14,298	6,792	44,427	11,933
Provision for income taxes	4,927	1,305	14,942	2,179

Net income	$9,371	$5,487	$29,485	$9,754
Net earnings per share:
Basic	$0.32	$0.20	$1.02	$0.36
Diluted	$0.30	$0.19	$0.96	$0.34
Weighted average number of shares used in per share computations of:
Basic	29,159	27,541	28,963	27,432
Diluted	30,957	29,459	30,827	28,944

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$9,951	$14,192
Investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(101,633)	(84,273)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	60,216	74,588
Purchases of property and equipment	(985)	(1,248)
Proceeds from sale of available-for-sale marketable securities	26,420	508
Cash received from discontinued operation	—	3,284
Payment for investment in Teleman Multimedia Inc. assets	(1,450)	(2,100)

Net cash used in investing activities	(17,432)	(9,241)
Financial activities:
Issuance of Common Stock and Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	12,283	5,321
Purchase of Treasury Stock	—	(4,442)

Net cash provided by financing activities	12,283	879
Increase in cash and cash equivalents	$4,802	$5,380
Cash and cash equivalents at beginning of period	$36,812	$39,919
Cash and cash equivalents at end of period	$41,614	$45,749

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended June 30, 2004	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2004	28,845	$29		$177,350	$—	$127,345	$14,127		$318,851
Net income	—	—		—	—	9,371	—	$9,371	9,371
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	(4,274)	(4,274)	(4,274)
Unrealized gain from hedging activities, net	—	—		—	—	—	128	128	128

Total comprehensive income								$5,225
Issuance of Common Stock upon exercise of stock options by employees	554	(	*	9,009	—	—	—		9,009

Balance at June 30, 2004	29,399	$29		$186,359	$—	$136,716	$9,981		$333,085

Three Months Ended June 30, 2003

Balance at March 31, 2003	27,343	$27		$157,267	$(85)	$94,927	$672		$252,808
Net income	—	—		—	—	5,487	—	$5,487	5,487
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	5,923	5,923	5,923
Unrealized gain from hedging activities, net	—	—		—	—	—	446	446	446

Total comprehensive income								$11,856
Issuance of Common Stock upon exercise of stock options by employees	387	(	*	4,246	—	—	—		4,246
Purchase of Treasury Stock	(260)	(	*	—	(5,587)	—	—		(5,587)
Issuance of Treasury Stock upon exercise of stock options by employees	6	(	*	—	93	(34)	—		59

Balance at June 30, 2003	27,476	$27		$161,513	$(5,579)	$100,380	$7,041		$263,382

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Six Months Ended June 30, 2004	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$107,799	$23,045		$304,381
Net income	—	—		—	—	29,485	—	$29,485	29,485
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	(12,993)	(12,993)	(12,993)
Unrealized gain from hedging activities, net	—	—		—	—	—	(71)	(71)	(71)

Total comprehensive income								$16,421
Issuance of Treasury Stock upon exercise of stock options by employees	732	(	*	11,659	—	—	—		11,659
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	732	(326)	—		406
Issuance of Treasury Stock upon exercise of stock options by employees	19	(	*	—	460	(242)	—		218

Balance at June 30, 2004	29,399	$29		$186,359	$—	$136,716	$9,981		$333,085

Six Months Ended June 30, 2003

Balance at December 31, 2002	27,248	$27		$156,443		$90,772	$476		$247,718
Net income	—	—		—	—	9,754		$9,754	9,754
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	6,024	6,024	6,024
Unrealized gain from hedging activities, net	—	—		—	—	—	541	541	541

Total comprehensive income								$16,319
Issuance of Common Stock upon exercise of stock options by employees	464	(	*	4,772	—	—	—		4,772
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan by employees	24	(	*	298	—	—	—		298
Purchase of Treasury Stock	(286)	(	*	—	(5,976)	—	—		(5,976)
Issuance of Treasury Stock upon exercise of stock options by employees	26	(	*	—	397	(146)	—		251

Balance at June 30, 2003	27,476	$27		$161,513	$(5,579)	$100,380	$7,041		$263,382

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of DSP Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Impairment of VoicePump goodwill

VoicePump, Inc. (“VoicePump”), a wholly owned subsidiary of the Company, is a U.S. corporation primarily engaged in the design, research and development and marketing of software applications for Voice over Digital Subscriber Line (VoDSL) and Voice over Internet Protocol (VoIP).

The Company’s investment in VoicePump included the excess of its purchase price over the net assets acquired which was attributed to goodwill. Under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill acquired in a business combination shall not be amortized. As a result, the Company ceased amortization of the goodwill related to the acquisition of VoicePump after December 31, 2001. The book value of the goodwill was approximately $ 5.8 million as of that date.

SFAS No. 142 requires goodwill to be tested for impairment on adoption of the statement and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. During the quarter ended June 30, 2004, the Company decided to stop developing products targeted at the VoIP gateway market and to focus its efforts on VoIP telephony products. Due to these changes, the Company re-evaluated the fair value of the goodwill associated with VoicePump and estimated the value to be approximately $1.5 million. As a result, the Company recorded a one-time expense associated with the impairment of goodwill of VoicePump in the amount of $4.3 million. The expense is included in the Company’s operating expenses for the quarter ended June 30, 2004 under “Impairment of goodwill”.

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

	June 30, 2004	December 31, 2003
Work-in-process	$4,660	$2,593
Finished goods	5,474	5,873

	$10,134	$8,466

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	Unaudited
Net income	$9,371	$5,487	$29,485	$9,754
Earnings per share:
Basic	$0.32	$0.20	$1.02	$0.36
Diluted	$0.30	$0.19	$0.96	$0.34
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	29,159	27,541	28,963	27,432
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	1,798	1,918	1,864	1,512

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	30,957	29,459	30,827	28,944

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES AND BANK DEPOSITS

The following is a summary of the held-to-maturity marketable securities and bank deposits (in thousands):

	Amortized Cost		Unrealized Gains (Loss)		Estimated Fair Value
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Obligations of states and political subdivisions	$141,140	$99,244	$(2,248)	$(259)	$138,892	$98,985
Corporate obligations	138,792	140,317	49	2,012	138,841	142,329

	$279,932	$239,561	$(2,199)	$1,753	$277,733	$241,314

The amortized cost of held-to-maturity marketable securities and bank deposits at June 30, 2004 by contractual maturities are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,820	$40,200
Due after one year	240,112	237,533

	$279,932	$277,733

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the second quarter of 2004 included the provision for taxes associated with the sale of the AudioCodes’ stock at a rate of 40% of the capital gain. Tax provision as a percentage of pre-tax income for capital gains other than those associated with AudioCodes was 17% for the three months ended June 30, 2004.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 80% and 82% of the Company’s total revenues for the three months ended June 30, 2004 and 2003, respectively. Additionally, Tomen Electronics accounted for 80% of the Company’s total revenues for the six months ended June 30, 2004 and 2003. The Japanese market and the OEMs that operate in that market are among the largest suppliers with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales to Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies as of June 30, 2004 and December 31, 2003 (in thousands):

	Cost		Unrealized gains		Estimated fair value
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
AudioCodes Ltd. (1)	$3,976	$10,726	$15,738	$35,739	$19,714	$46,465
Tomen Corporation (2)	—	281	—	392	—	673

	$3,976	$11,007	$15,738	$36,131	$19,714	$47,138

(1) AudioCodes, Ltd.: AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. As of April 1, 2001, the Company no longer maintains a representative on the AudioCodes’ Board of Directors, and has not been involved in any way in AudioCodes’ policy-making processes. Therefore, after April 1, 2001, the Company did not have significant influence over the operating and financial policies of AudioCodes and thus ceased accounting for this investment under the equity method of accounting. During the first quarter of 2004, the Company sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25,647,000, resulting in a capital gain of approximately $20,827,000. During the second quarter of 2004, the Company sold 801,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $9,600,000, resulting in a capital gain of approximately $7,670,000. The Company currently owns approximately 1,650,000 shares of AudioCodes’ ordinary shares.

The condensed consolidated balance sheet as of June 30, 2004 included an unrealized gain on available-for-sale marketable securities of $9,915,000, net of unrealized tax expenses of $7,231,000, in the investment in AudioCodes. As of June 30, 2004, the fair market value of the Company’s investment in AudioCodes was approximately $19,714,000.

(2) Tomen Corporation: In September 2000, the Company invested approximately $485,000 (50.0 million Yen) in shares of its Japanese distributor’s parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounted for its investment in Tomen in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as available-for-sale marketable securities. During the first quarter of 2004, the Company sold all of its holdings in Tomen for gross proceeds of approximately $773,000, resulting in a capital gain of approximately $490,000.

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

As of June 30, 2004 the Company recorded comprehensive income amounting to $66,000 from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2004 and 2005. Such amounts will be recorded into earnings in the remaining quarters of 2004 and in the first quarter of 2005.

NOTE I—CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the three and the six months periods ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	Unaudited
Risk free interest	3.2%	1.0%	3.2%	1.0%
Dividend yields	0%	0%	0%	0%
Volatility	0.30	0.26	0.30	0.26
Expected life	2.9	2.9	2.9	2.9

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	Unaudited
Net income as reported	$9,371	$5,487	$29,485	$9,754

Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$3,766	$2,184	$7,362	$4,557

Pro forma net income	$5,605	$3,303	$22,123	$5,197

Basic earnings per share, as reported	$0.32	$0.20	$1.02	$0.36

Pro forma basic earnings per share	$0.19	$0.12	$0.76	$0.19

Diluted earnings per share, as reported	$0.30	$0.19	$0.96	$0.34

Pro forma diluted earnings per share	$0.18	$0.11	$0.72	$0.18

NOTE K—NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.

The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE L— SUBSEQUENT EVENTS

During July 2004, the Company purchased 1,044,000 shares of Common Stock, at an average price of $20.53 per share, for an aggregate consideration of approximately $21.43 million.

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

OVERVIEW

DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment manufacturers that incorporate our chipsets into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9 GHz (Digital Enhanced Cordless Telecommunications (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, and solutions for digital voice recorders (DVRs) and VoIP applications and other voice-over-packet applications. Our current primary focus is cordless telephony as our 2.4GHz and 5.8GHz chipsets represented approximately 87% of our total revenues for both the second quarter and the first half of 2004.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business, improve our profitability and increase our market share over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices, communications technologies and speech-processing algorithms. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies for telephony products, and (3) the shift in bandwidth from 900MHz to 2.4GHz technologies, as well as the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality. One additional factor that contributed significantly to our revenue growth over the last years is the market acceptance of our pioneer multi-hand-set solutions.

Products that we are developing in 2004 include a DECT chipset for the European market, a new chipset that includes video capabilities for the European and U.S. market and a new Bluetooth chipset. In addition, we have started development of a new feature that will allow connectivity to cellular phones and is anticipated to be integrated into our video-Bluetooth chipset in the first half of 2005. Our planned future lines of products are intended to integrate video, voice, data as well as other communications technologies such as DECT, and help us strengthen our position as a leading supplier of multimedia communications products.

During the second quarter of 2004, our revenues increased by 14% from the second quarter of 2003, and our gross profit increased to 48% from 45% for the same period in 2003. Our net income reached a level of 21% of revenues. However, during the recent month, our distributors have decreased their projected revenue figures for our chipsets due to weaker demand for the second half of 2004. This reduction in projected revenue from our distributors is anticipated to reduce both our revenues and profitability in the third and fourth quarters of 2004 and potentially future periods. In addition, the launch of new products incorporating Bluetooth and video capabilities has been delayed.

Our second quarter 2004 results also included a one-time expense item of $4.3 million resulting from the impairment of goodwill associated with VoicePump, Inc., our wholly owned subsidiary that sells to the VoIP gateway market. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition to its estimated fair value of approximately $1.5 million.

Our total position in cash, cash equivalents, cash deposits and held to maturity marketable securities increased during the second quarter of 2004 to a total of $321.5 million as of June 30, 2004.

Despite our historical growth, our business operates in a highly competitive environment, characterized by changing standards and rapid introduction of new products. Competition has historically increased pricing pressures for our products and decreased our average selling prices. We may need to offer our products in the future at lower prices than we currently anticipate, which may result in lower profits. In addition, as we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may increase our raw material costs and thus decrease our gross margins. We must continue to monitor and control costs, improve operating yields and maintain our current level of gross margin in order to offset future declines in average selling prices. Also, since our products are incorporated into end products of our OEM customers, we are very dependent on their ability to achieve market acceptance for their end products in consumer markets that are similarly very competitive.

There are also several emerging market trends that challenge our ability to continue to grow our business. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging communication access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that is based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. In view of the current market trends, future products are anticipated to converge cellular and cordless capabilities by enabling cellular connectivity to fixed-line phones. We plan to begin shipment of such products in the first half of 2005. However, we cannot ensure when and if the market will accept these future features and products we develop.

Moreover, in order to increase our sales volume and expand our business, we recognize that we need to penetrate new markets. Thus, we are planning to enter the European market. In 2003, we achieved the first two design wins for our new DECT products targeted for that market. We expect to begin shipping DECT products in the second half of 2004, although revenue to be generated from DECT products will be insignificant for the remainder of 2004. In addition, during the first quarter of 2004 we signed an agreement with an OEM to develop a video-telephone system for the European market. In order to enhance our development of DECT products and better penetrate the European market we will need to increase our operating expenses, mainly in research and development and applications engineering, for the remaining quarters of 2004 and potentially in future years. We also have established a strategic planning committee of the board to evaluate our growth beyond 2005. This committee is evaluating opportunities in various consumer application markets. Based on this committee’s recommendations and judgment, we may enter into additional market segments in the future. We believe that our DECT products and products with video and Bluetooth capacities will drive our growth in 2005 and 2006, and products for home communication in 2006 and beyond. However, our ability to expand into new markets may not occur or may require us to substantially increase our operating expenses. As a result, you should not rely upon our past operating results as an indication of future performance.

RESULTS OF OPERATIONS

During the second quarter of 2004, we demonstrated year-over-year revenue growth of 14%. Our net income reached a level of 21% of revenues. Our gross profit increased by 22% as compared to the second quarter of 2003. However, our operating expenses for the second quarter of 2004, which amounted to $16.6 million, increased 31% from the same period in 2003. The increase was mainly a result of the impairment of VoicePump goodwill included in our operating expenses as well as of a significant increase in research and development expenses, primary attributed to the hiring of new employees. Total number of employees increased from 178 as of June 30, 2003 to 232 as of June 30, 2004.

Total Revenues. Our total revenues were $44.0 million for the second quarter of 2004, as compared to $38.6 million for the second quarter of 2003. Total revenues for the first half of 2004 increased to $82.7 million from $67.6 million for the same period in 2003. This increase of 14% and 22% in the second quarter and the first half of 2004, respectively, was primarily as a result of strong demand from both existing and new original equipment manufacturer (OEM) customers, especially in Asia Pacific and Japan, for our 5.8GHz and 2.4GHz multi-hand-set products. Our revenues in Asia Pacific increased by 27% and 34% during the second quarter and the first half of 2004, respectively, in comparison to the same periods in 2003. Revenues from 5.8GHz products represented 24% of our total revenues in the second quarter of 2004 as compared to 6% of total revenues in the second quarter of 2003. The revenue increase in both periods was also a result of a significant increase of sales in Asia Pacific of our 2.4GHz products. However, during the recent month, our distributors have decreased their projected revenue figures for our chipsets due to weaker demand for the second half of 2004. This reduction in projected revenue from our distributors is anticipated to reduce both our revenues and profitability in the third and fourth quarters of 2004 and potentially future periods. In addition, the launch of new products incorporating Bluetooth and video capabilities has been delayed.

We also generate revenues from the licensing of our TrueSpeech algorithms and from other software development and related service agreements. However, license fees and per unit royalties from TrueSpeech licensees and revenues from other software development and related service agreements have not been significant to date, and we do not expect them to increase significantly in the future.

Export sales represented approximately 99% of our total revenues in both the second quarter of 2004 and 2003 as well as in the first six months of 2004 and 2003. All export sales are denominated in U.S. dollars. The following table includes the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
United States	$179	$236	$493	$579
Japan	35,266	31,633	66,355	54,173
Europe	710	485	1,305	1,965
Asia Pacific (excluding Japan)	7,861	6,196	14,571	10,844

Total revenues	$44,016	$38,550	$82,724	$67,561

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

Significant Customers and Products. Revenues through one distributor, Tomen Electronics, accounted for 80% and 82% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Additionally, Tomen Electronics accounted for 80% of our total revenues for the six months ended June 30, 2004 and 2003.

The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential wireless products with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales to Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Revenues from our 2.4GHz and 5.8GHz digital products represented 77% of our total revenues for the period ended June 30, 2004. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in the remainder of 2004 as we are seeing a continuing decline in sales for some of our older products, including the 900 MHz. In addition, we witnessed an increase in sales of 5.8GHz products, in comparison to a decrease in 2.4GHz sales. For the long-term, we believe the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, would reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines and develop a portfolio of “system-on-a-chip” solutions that will integrate video, voice, data and communication technologies in a wider multimedia market.

Gross Profit. Gross profit as a percentage of total revenues increased to 48% for the second quarter of 2004 from 45% for the second quarter of 2003. Gross profits as a percentage of total revenues increased to 48% for the six months ended June 30, 2004 from 44% for the same period in 2003. The increase in our gross margins in both periods in 2004 as compared to the same periods in 2003 was partially a result of a different mix of products sold during the second quarter and the first half of 2004 as compared to the same periods in 2003. In addition, the increase was due to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs and lower other expenses related to cost of goods sold. The reduction in costs was due to a combination of factors. The reduction in chip costs resulted partially from technological improvements, continuing improvements in our yield percentages, as well as the integration of more semiconductor content in a single system. The reduction in manufacturing costs was partially a result of reduction in our raw materials costs.

However, we cannot guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors. Our gross margin may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers may affect our ability to implement cost reductions. As we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may also increase our raw material costs and thus decrease our gross margins.

As gross margin reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold also will impact our gross margin. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce sale prices and harm our total gross margin.

Research and Development Expenses. Our research and development expenses increased to $7.3 million for the second quarter of 2004 from $5.6 million for the second quarter of 2003. For the first half of 2004, research and development expenses increased to $14.9 million from 10.7 million for the same period in 2003. The increase in 2004 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees, increased allocated facilities expenses, increased project material and tape-out expenses. As of June 30, 2004, we had 149 research and development employees, as compared to 109 as of June 30, 2003. The increase was also attributed to expenses incurred by our Korean subsidiary, established in connection with the Teleman acquisition, which began its operations during June 2003. Research and development expenses for the second quarter and for the first half of 2004 also included expenses in the amount of $0.15 million and $0.3 million, respectively, related to the amortization of workforce and patents acquired from Teleman in May 2003. Our research and development expenses as a percentage of total revenues were 17% and 14% for the three months ended June 30, 2004 and 2003, respectively, and 18% and 16% for the six months ended June 30, 2004 and 2003, respectively. This increase in research and development expenses as a percentage of total revenues in both comparable periods was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we anticipate that we will need to hire additional research and development staff for the development of new products for the European DECT market as well as on new features for the connectivity from fixed-line telephony to cellular phones. As a result, our research and development expenses in absolute dollars and as a percentage of total revenues will increase in the remaining quarters of 2004, and potentially in future periods.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development and facilities expenses associated with research and development.

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.3 million in the second quarter of 2004 from $2.9 million in the second quarter of 2003. For the six months ended June 30, 2004, sales and marketing expenses were $6.1 million as compared to $5.2 million for the same period in 2003. The increase for both comparative periods was primarily attributed to higher levels of salary expenses, mainly due to a greater number of application support employees as well as to higher travel and related expenses. Sales and marketing expenses for the six months ended June 30, 2004 also increased due to higher commissions paid to our distributors and representatives as a result of more revenue being generated during the six-month period. Our sales and marketing expenses as a percentage of total revenues were 8% and 7% for the three months ended June 30, 2004 and 2003, respectively, and 7% and 8% for the six months ended June 30, 2004 and 2003, respectively.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and facilities expenses associated with sales and marketing.

General and Administrative Expenses. Our general and administrative expenses were $1.7 million for the three months ended June 30, 2004, as compared to $1.5 million for the three months ended June 30, 2003. For the first half of 2004, general and administrative expenses were $3.5 million compared to $3.1 million for the same period in 2003. The increase was attributed mainly to higher payroll and related expenses. General and administrative expenses as a percentage of total revenues were 4% for the three months ended June 30, 2004 and 2003, and 4% and 5% for the six months ended June 30, 2004 and 2003, respectively.

General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal fees, as well as facilities expenses associated with general and administrative activities.

Impairment of goodwill. During the second quarter of 2004, we recorded an expense of $4.3 million resulting from the impairment of goodwill related to VoicePump, our wholly owned subsidiary that sells to the VoIP gateway market. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition from its historical book value of $5.8 million to the estimated fair value of $1.5 million.

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

Interest and Other Income. Interest and other income, net, for the three months ended June 30, 2004 increased to $2.2 million from $1.9 million for the three months ended June 30, 2003 and increased to $4.3 million for the six months ended June 30, 2004 from $3.8 million for the six months ended June 30, 2003. The increase for both comparative periods was primarily due to higher levels of cash, cash equivalents and held-to-maturity marketable securities.

Capital gains from sale of available-for-sale marketable securities. During the first quarter of 2004, we sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25.6 million, resulting in a capital gain of approximately $20.8 million. During the second quarter of 2004, we sold additional 801,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $9.6 million, resulting in a capital gain of approximately $7.7 million. During the first quarter of 2004, we sold all of our holdings in Tomen Corporation for gross proceeds of approximately $0.7 million, resulting in a capital gain of approximately $0.5 million.

In May 2003, we sold our remaining holdings in Tower Semiconductor for $508,000 and recorded a capital gain of $0.2 million.

Provision for Income Taxes. Our tax provision for the second quarter of 2004 and for the first half of 2004 was $4.9 million and $14.9 million, respectively. Our tax provision for the second quarter of 2003 and for the first half of 2003 was $1.3 million and $2.2 million, respectively. Tax provision for both the second quarter and the first six months of 2004 included the provision for taxes associated with the sale of the AudioCodes’ stock at a rate of 40% of the capital gain. We expect to pay the remaining taxes associated with the sale of AudioCodes stock in future periods. Tax provision as a percentage of pre-tax income for capital gains other than those associated with AudioCodes was 17% for both the three and the six months ended June 30, 2004.

In 2004 and 2003 we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting 2005 through to 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $9.9 million and $14.2 million of cash and cash equivalents from our operating activities during the first six months of 2004 and 2003, respectively. Net income for the first six months of 2004 was $29,485 million, as compared to $9,754 million for the same period in 2003. Excluding the capital gains resulting from the sale of the AudioCodes stock of $7,671,000 and the related taxes of $3,068,000, and the goodwill impairment charge associated with VoicePump of $4,304,000 for the first six months of 2004, and excluding the capital gains resulting from the sale of the Tower Semiconductor stock of $508,000 and the write-off of in-process research and development associated with the Teleman acquisition of $2.7 million, net of the related tax benefit of $272,000, net income was $16.4 million for the first six months of 2004, as compared to $11.9 million for the same period in 2003. The decrease in net cash provided by operating activities in the first half of 2004 as compared to the same period in 2003 resulted mainly from higher tax payments, partially due to the capital gain taxes paid on the sale of AudioCodes stock, and due to higher payments of benefits and compensation to employees in the first quarter of 2004 as compared to the same period in 2003. In addition, accrued expenses and other accounts payables decreased by $0.1 million in the first six months of 2004 as compared to an increase of $2.2 million in the same period of 2003, offset by an increase of accounts receivables in the amount of $6.8 million in the first six months of 2003 compared to an increase of $ 4.5 million in the same period in 2004.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2004, we purchased $101.6 million of investments classified as held-to-maturity marketable securities, as compared to $84.3 million during the first six months of 2003. During the same periods, $60.2 million and $74.6 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Our capital equipment purchases for the first six months of 2004, consisting primarily of research and development software and computers, totaled $1.0 million, as compared to $1.2 million for the first six months of 2003.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of AudioCodes and Tomen stock, amounted to $26.4 million during the first quarter of 2004. We received the proceeds of $9.6 million resulting from the sale of 801,000 shares of AudioCodes’ ordinary shares that occurred in the second quarter of 2004 during the third quarter of 2004. Proceeds from sales of Tower Semiconductor’s common stock during the six months periods ended June 30, 2003 were $0.5 million.

As part of our acquisition of Teleman’s assets for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $1.45 million and $2.1 million during the periods ended June 30, 2004 and June 30, 2003, respectively. We are obligated to make one additional payment of $1.45 million on May 16, 2005.

During the six months ended June 30, 2003, we collected approximately $3.3 million from customers of the DSP cores licensing business that was transferred to Ceva, our then wholly-owned subsidiary which subsequently combined with Parthus Technology plc to form ParthusCeva, Inc., in November 2002. This amount was included under cash received from discontinued operations in our condensed consolidated statements of cash flows.

Financing Activities. During the six months ended June 30, 2004, we received $12.3 million upon the exercise of employee stock options and through purchases made by our employees pursuant to our employee stock purchase plan, as compared to $5.3 million during the six months ended June 30, 2003.

During the six months ended June 30, 2003, as authorized by our share repurchase program, we repurchased approximately 286,000 shares of our common stock, at an average purchase price of $20.90 per share, for a total aggregate amount of approximately $6.0 million, out of which $4.4 million were paid during the second quarter of 2003. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. We did not make any repurchases in the second quarter of 2004. During July 2004 we purchased 1,044,000 shares of our common stock, at an average purchase price of $20.53 per share, for a total aggregate amount of $21.43 million.

At June 30, 2004, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $41.6 million, and held-to-maturity marketable securities and cash deposits of approximately $279.9 million. The market value of securities classified as available-for-sale and cash deposits amounted to $277.7 million as of June 30, 2004.

Our working capital at June 30, 2004 was approximately $69.2 million, and our backlog as of June 30, 2004 was $48.6 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2004. However, due to the volatility in the exchange rate of the New Israeli Shekel (NIS) versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during 2004 and lease payments for our Israeli facilities, we instituted a foreign currency cash flow hedging program using put options and forward contracts.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to Consolidated Financial Statement for the period ended June 30, 2004.

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

We sell our products to customers primarily through a network of distributors and representatives. Particularly, revenues derived from sales to our Japanese distributor, Tomen Electronics Corporation, accounted for 80% of our total revenues for the second quarter of 2004, and 82% for the second quarter of 2003. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd, has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon original equipment manufacturers (OEMs) to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that OEM because changing suppliers involves significant cost, time, effort and risk for OEM. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its end product and without this “design win,” it becomes significantly more difficult to sell our products. Moreover, even after an OEM agrees to design our product into its end product, the design cycle is long and may be delayed due to factors beyond our control, which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. For example, one of our OEM customers has decided to delay the launch of new products incorporating the Bluetooth and video products. As a result, our future revenue and profitability may be adversely affected. Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprised 93% of our total revenues for the second quarter of 2004. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 87% of our total revenues for the second quarter of 2004, and we expect that our 2.4GHz and 5.8GHz products will continue to account for a substantial portion of our revenues in 2004. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of whom have significantly high-level financial, technical, manufacturing, marketing, sale and distribution resources and management expertise. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products for the IDT market also would have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe new developments in the home residential market may adversely affect the revenues we derive from our IDT products. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, may reduce the market for products using fixed-line telephony, meaning communication through phones connected to telephone lines. This decrease in demand would reduce our revenues derived from, and unit sales of, our cordless telephony products. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that is based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results.

Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that is based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results.

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

A significant majority of our integrated circuit products at this time is manufactured by one independent foundry. We have entered into a short-term supply arrangement with this foundry pursuant to which it is obligated to supply a specified amount of products to us for a specific period. We may incur charges to this foundry if we fail to utilize all the quantities of products reserved for us in accordance with this arrangement, which may increase our operating expenses and adversely affect our operating profit.

While we currently believe we have adequate capacity to support our current sales levels pursuant to our arrangement with our foundries, we may encounter capacity shortage issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Over-capacity at the current foundries we use, or future foundries we may use, to manufacture our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. Our business could also be harmed if our current foundries terminate their relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner.

In addition, foundries in Taiwan produce a significant portion of our integrated circuit products. As a result, earthquakes, aftershocks or other natural disasters in Asia, or adverse changes in the political situation in Taiwan, could preclude us from obtaining an adequate supply of wafers to fill customer orders and could harm our reputation, business, financial condition, and results of operations.

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

Furthermore, there are other significant risks associated with relying on third-party foundries, including:

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

Although a majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia Pacific, including Japan, represented 99% of our total revenues for the second quarter of 2004. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2004, 180 of our 232 employees were located in Israel, including 116 out of 149 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment. Moreover, as a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, or significant destabilization of Israel’s economy could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia Pacific, including Japan, represented 99% of our total revenues for the second quarter of 2004 as well as for each of fiscal 2003 and 2002. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. For example, we are seeing a continuing decline in sales of some of our older products, including the 900 MHz products. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

Specifically, we believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including wireless, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our total revenues derived from, and unit sales of, cordless telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT and video products. We anticipate hiring additional research and development personnel to develop new products for the European DECT market, as well as new features for the connectivity from fix-line telephony to cellular phones. As a result, our research and development expenses in absolute dollars and as a percentage from total revenues will increase in the remaining quarters of 2004, and potentially in future periods. We cannot assure you that we will generate sufficient revenues to offset the additional expenses associated with research and development. Furthermore, there are no assurances that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

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

The Company held its 2004 Annual Meeting of Stockholders on May 4, 2004. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of three Class I director was approved as follows:

	In Favor	Against	Abstentions	Non-votes
Eliyahu Ayalon	24,738,947	1,252,590	0	0
Zvi Limon	23,520,401	2,471,136	0	0
Louis Silver	22,866,909	3,124,628	0	0

Continuing as directors after the meeting are Eliyahu Ayalon, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver and Patrick Tanguy.

Proposal 2: Ratification of Appointment of Independent Auditors

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2004 with 24,607,195 in favor, 1,380,343 against, and 3,999 abstentions.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 10.3	Amended and Restated 1993 Director Stock Option Plan.

Exhibit 10.43	Employment Agreement, dated June 16, 2004, by and between the Registrant and Inon Beracha.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Form 8-K on April 21, 2004 announcing its first quarter 2003 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2004	By:	/s/ MOSHE ZELNIK
Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)