Form 10-Q
period 2004-09-30
DSP GROUP INC /DE/
filed 2004-11-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 1, 2004, there were 28,006,106 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,272	$36,812
Held-to-maturity marketable securities and bank deposits	52,252	42,490
Trade receivables, less allowance for returns of $123 in September 30, 2004 and December 31, 2003 and for doubtful accounts of $803 in September 30, 2004 and $708 in December 31, 2003	16,151	15,844
Deferred income taxes	1,326	1,326
Other accounts receivable and prepaid expenses	1,440	1,462
Inventories	8,549	8,466

TOTAL CURRENT ASSETS	170,990	106,400

LONG-TERM ASSETS:
Held-to-maturity marketable securities	193,540	197,071
Investments in equity securities of traded companies	—	47,138
Long-term prepaid expenses and lease deposits	583	513
Severance pay fund	3,019	2,360

Deferred income taxes	641	—

TOTAL LONG-TERM ASSETS	197,793	247,082

PROPERTY AND EQUIPMENT, NET	6,556	7,108

OTHER ASSETS

Intangible assets, net	1,616	2,076

Goodwill	1,500	5,804

TOTAL OTHER ASSETS	3,116	7,880

TOTAL ASSETS	$378,445	$368,470

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$13,937	$11,221
Accrued compensation and benefits	8,237	9,000
Income taxes payables	24,177	11,107
Accrued expenses and other accounts payable	14,087	14,185

TOTAL CURRENT LIABILITIES	60,438	45,513

LONG-TERM LIABILITIES:
Accrued severance pay	3,353	2,555
Deferred income taxes	—	14,592
Other long-term liabilities	—	1,429

TOTAL LONG-TERM LIABILITIES	3,353	18,576

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares - 5,000,000 at September 30, 2004 and December 31, 2003; issued and outstanding shares - none at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at September 30, 2004 and December 31, 2003; issued and outstanding shares: 27,976,973 at September 30, 2004 and 28,615,884 at December 31, 2003	28	29
Additional paid-in capital	186,906	174,700
Treasury stock	(29,318)	(1,192)
Accumulated other comprehensive income	70	23,045
Retained earnings	156,968	107,799

TOTAL STOCKHOLDERS’ EQUITY	314,654	304,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,445	$368,470

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenues and other	$46,232	$47,178	$128,956	$114,739
Cost of product revenues and other	23,401	25,643	66,177	63,626

Gross profit	22,831	21,535	62,779	51,113
Operating expenses:
Research and development	8,463	6,704	23,327	17,402
Sales and marketing	2,929	3,429	9,014	8,616
General and administrative	1,718	1,899	5,258	5,006
Impairment of goodwill	—	—	4,304	—
In-process research and development write-off	—	—	—	2,727

Total operating expenses	13,110	12,032	41,903	33,751

Operating income	9,721	9,503	20,876	17,362
Other income:
Interest and other income, net	2,069	2,112	6,353	5,945
Capital gains	15,460	—	44,448	241

Income before provision for income tax	27,250	11,615	71,677	23,548
Provision for income taxes	6,870	1,975	21,812	4,154

Net income	$20,380	$9,640	$49,865	$19,394

Net earnings per share:
Basic	$0.72	$0.34	$1.73	$0.70
Diluted	$0.69	$0.32	$1.64	$0.66

Weighted average number of shares used in per share computations of:
Basic	28,411	28,168	28,779	27,677
Diluted	29,358	30,142	30,337	29,343

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$26,078	$23,753
Investing activities:
Purchase of held-to-maturity marketable securities and bank deposits	(102,183)	(152,296)
Proceeds from sales and maturity of held-to-maturity marketable securities and bank deposits	94,444	114,525
Purchases of property and equipment	(1,269)	(1,818)
Proceeds from sale of available-for-sale marketable securities	55,457	508
Cash received from discontinued operation	—	4,058
Payment for investment in Teleman Multimedia Inc. assets	(1,450)	(2,100)

Net cash provided by (used in) investing activities	44,999	(37,123)

Financial activities:
Issuance of Common Stock and Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan	13,252	22,614
Purchase of Treasury Stock	(29,869)	(13,847)

Net cash provided by (used in) financing activities	(16,617)	8,767
Increase (decrease) in cash and cash equivalents	$54,460	$(4,603)
Cash and cash equivalents at beginning of period	$36,812	$39,919
Cash and cash equivalents at end of period	$91,272	$35,316

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended September 30, 2004	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2004	29,399	$29		$186,359	$—	$136,716	$9,981		$333,085
Net income	—	—		—	—	20,380	—	$20,380	20,380
Realized gain on available-for-sale marketable securities, net	—	—		—	—	—	(9,915)	(9,915)	(9,915)
Realized gain from hedging activities, net	—	—		—	—	—	4	4	4

Total comprehensive income								$10,469
Issuance of common Stock upon purchase of ESPP shares	38	(	*	547	—	—	—		547
Purchase of Treasury Stock	(1,487)	(1)		—	(29,868)	—	—		(29,869)
Issuance of Treasury Stock upon exercise of stock options by employees	27	(	*	—	550	(128)	—		422

Balance at September 30, 2004	27,977	$28		$186,906	$(29,318)	$156,968	$70		$314,654

Three Months Ended September 30, 2003
Balance at June 30, 2003	27,476	$27		$161,513	$(5,579)	$100,380	$7,041		$263,382
Net income	—	—		—	—	9,640		$9,640	9,640
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	8,134	8,134	8,134
Realized gain from hedging activities, net	—	—		—	—	—	(377)	(377)	(377)

Total comprehensive income								$17,397
Issuance of Treasury Stock upon purchase of ESPP shares	28	(	*	—	603	(256)	—		347
Issuance of Common Stock upon exercise of stock options by employees	858	1		11,508	—	—	—		11,509
Purchase of Treasury Stock	(360)	(	*	—	(7,871)	—	—		(7,871)
Issuance of Treasury Stock upon exercise of stock options by employees	591	1		—	12,847	(7,411)	—		5,437

Balance at September 30, 2003	28,593	$29		$173,021	$—	$102,353	$14,798		$290,201

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Nine Months Ended September 30, 2004	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$107,799	$23,045		$304,381
Net income	—	—		—	—	49,865	—	$49,865	49,865
Realized gain on available-for-sale marketable securities, net	—	—		—	—	—	(22,908)	(22,908)	(22,908)
Realized gain from hedging activities, net	—	—		—	—	—	(67)	(67)	(67)

Total comprehensive income								$26,890
Issuance of Common Stock upon exercise of stock options by employees	732	(	*	11,659	—	—	—		11,659
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	732	(326)	—		406
Issuance of Common Stock upon purchase of Common Stock under ESPP	38	(	*	547	—	—	—		547
Purchase of Treasury Stock	(1,487)	(1)		—	(29,868)	—	—		(29,869)
Issuance of Treasury Stock upon exercise of stock options by employees	46	(	*	—	1,010	(370)	—		640

Balance at September 30, 2004	27,977	$28		$186,906	$(29,318)	$156,968	$70		$314,654

Nine Months Ended September 30, 2003
Balance at December 31, 2002	27,248	$27		$156,443	$—	$90,772	$476		$247,718
Net income	—	—		—	—	19,394	—	$19,394	19,394
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	14,158	14,158	14,158
Unrealized gain from hedging activities, net	—	—		—	—		164	164	164

Total comprehensive income								$33,716
Issuance of Common Stock upon exercise of stock options by employees	1,322	1		16,280	—	—	—		16,281
Issuance of Treasury Stock upon purchase of Common Stock under ESPP	28	(	*	—	603	(256)	—		347
Issuance of Common Stock upon purchase of Common Stock under ESPP	24	(	*	298	—	—	—		298
Purchase of Treasury Stock	(646)	(	*	—	(13,847)	—	—		(13,847)
Issuance of Treasury Stock upon exercise of stock options by employees	617	1		—	13,244	(7,557)	—		5,688

Balance at September 30, 2003	28,593	$29		$173,021	$—	$102,353	$14,798		$290,201

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of DSP Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company assesses the carrying value of goodwill in accordance with SFAS No. 142, under which goodwill acquired in a business combination for which the date is on or after July 1, 2001, should not be amortized, but tested for impairment at least annually or between annual tests in certain circumstances, and written down when impaired. Goodwill attributable to the Company’s reporting unit as defined under SFAS No. 142 was tested for impairment by comparing its fair value with its carrying value.

During the second quarter of 2004, the Company decided to stop developing products targeted at the VoIP gateway market and to focus its efforts on VoIP telephony products. The first step of the goodwill impairment test included the determination of the fair value of VoicePump using the income approach based on the discounted cash flow model. This evaluation indicated that the carrying amount of VoicePump exceeded its fair value. In accordance with SFAS No. 142, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of the impairment loss. During the second step of the evaluation, the Company allocated the fair value of VoicePump to all of its assets and liabilities (including unrecognized intangible assets) as if VoicePump had been acquired in a business combination. The excess of the fair value of VoicePump over the amounts assigned to its assets and liabilities is the implied fair value of goodwill and was estimated to be approximately $1.5 million. As a result, the Company recorded a charge associated with the impairment of goodwill of VoicePump in the amount of $4.3 million in the second quarter of 2004. The expense is included in the Company’s operating expenses for the nine month ended September 30, 2004 under “Impairment of goodwill”.

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

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Work-in-process	$3,250	$2,593
Finished goods	5,299	5,873

	$8,549	$8,466

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	Unaudited
Net income	$20,380	$9,640	$49,865	$19,394
Earnings per share:
Basic	$0.72	$0.34	$1.73	$0.70
Diluted	$0.69	$0.32	$1.64	$0.66

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	28,411	28,168	28,779	27,677
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	947	1,974	1,558	1,666

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	29,358	30,142	30,337	29,343

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES AND BANK DEPOSITS

The following is a summary of the held-to-maturity marketable securities and bank deposits (in thousands):

	Amortized Cost		Unrealized Gains (Loss)		Estimated Fair Value
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Obligations of states and political subdivisions	$127,271	$99,244	$(773)	$(259)	$126,498	$98,985
Corporate obligations	118,521	140,317	348	2,012	118,869	142,329

	$245,792	$239,561	$(425)	$1,753	$245,367	$241,314

The amortized cost of held-to-maturity marketable securities and bank deposits at September 30, 2004 by contractual maturities are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$52,252	$52,716
Due after one year	193,540	192,651

	$245,792	$245,367

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the nine months ended September 30, 2004 included the provision for taxes associated with the sale of the AudioCodes stock at a rate of 37% of the capital gain. Tax provision as a percentage of pre-tax income other than the capital gains associated with the sale of the AudioCodes stock and the Tomen Stock was 17% for the three and the nine months ended September 30, 2004.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 75% and 78% of the Company’s total revenues for the three months ended September 30, 2004 and 2003, respectively. Additionally, Tomen Electronics accounted for 78% and 79% of the Company’s total revenues for the nine months ended September 30, 2004 and 2003, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies as of September 30, 2004 and December 31, 2003 (in thousands):

	Cost		Unrealized gains		Estimated fair value
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
AudioCodes, Ltd. (1)	$—	$10,726	$—	$35,739	$—	$46,465
Tomen Corporation (2)	—	281	—	392	—	673

	$—	$11,007	$—	$36,131	$—	$47,138

(1)	AudioCodes, Ltd.: AudioCodes, Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research and development of hardware and software products that enable simultaneous transmission of voice and data over networks.

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

During the third quarter of 2004, the Company sold the remaining 1,650,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $19,436,000, resulting in a capital gain of approximately $15,460,000.

The consolidated balance sheet as of December 31, 2003 included an unrealized gain on available-for-sale marketable securities of $ 22,516, net of unrealized tax expenses of $ 15,232, in the investment in AudioCodes.

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

As of September 30, 2004 the Company recorded comprehensive income in the amount of $70,000 from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2004 and 2005. Such amounts will be recorded into earnings in the fourth quarter of 2004 and in the first quarter of 2005.

NOTE I—CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE J—SHARE REPURCHASE

During the third quarter of 2004, the Company repurchased 1,487,000 shares of Common Stock at an average purchase price of $20.10 per share, for a total consideration of $29,869,000. See Note M(3) for additional information.

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the three and the nine months periods ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	Unaudited
Risk free interest	3.5%	1%	3.5%	1%
Dividend yields	0%	0%	0%	0%
Volatility	0.39	0.47	0.39	0.47
Expected life	2.9	2.9	2.9	2.9

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	Unaudited
Net income as reported	$20,380	$9,640	$49,865	$19,394

Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,922	$2,205	$8,792	$6,422

Pro forma net income	$17,688	$7,435	$41,073	$12,972

Basic earnings per share, as reported	$0.72	$0.34	$1.73	$0.70

Pro forma basic earnings per share	$0.61	$0.26	$1.43	$0.47

Diluted earnings per share, as reported	$0.69	$0.32	$1.64	$0.66

Pro forma diluted earnings per share	$0.59	$0.25	$1.35	$0.44

NOTE L—NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE M— SUBSEQUENT EVENTS

1.	During October 2004, the Company entered into an asset purchase agreement pursuant to the terms of which the Company acquired substantially all of the assets of Bermai Inc, a US corporation (“Bermai”), for a total consideration of $5,000,000 plus transaction costs. Bermai developed an advanced Wi-Fi technology based on the 802.11 protocol that is optimized for quality of service for video streaming applications. The assets purchased by the Company consisted of property and equipment, and other assets (including intangible assets such as intellectual property and contractual rights) used by Bermai in the conduct of its business.

2.	The consideration in the amount of $5,000,000 was paid in cash during October 2004.

3.	In October 2004, the Board Of Directors of the Company authorized management to repurchase an additional 2,500,000 shares of the Company’s common stock in open-market and in privately negotiated transactions. Approximately 1,300,000 shares remain available for repurchase from the Board’s previous repurchase authorizations. Accordingly, the total number of shares currently authorized for repurchase is approximately 3,800,000.

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

OVERVIEW

DSP Group is a fabless semiconductor company that is a leader in providing chip-sets to telephone equipment manufacturers that incorporate our chip-sets into consumer products for the residential wireless telecommunication market. Our chip-sets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9GHz (Digital Enhanced Cordless Telecommunications (DECT)), 2.4GHz and 5.8GHz chip-sets for cordless telephones, Bluetooth for voice, data and video communication, and solutions for digital voice recorders (DVRs) and VoIP applications and other voice-over-packet applications. Our current primary focus is cordless telephony as our 2.4GHz and 5.8GHz chip-sets represented approximately 87% of our total revenues for both the third quarter and the first nine months of 2004.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. The key factor that enabled us to grow our business, improve our profitability and increase our market share over the previous years is our ability to combine and integrate our expertise in DSP cores technology with proprietary advanced RF devices, communications technologies and speech-processing algorithms. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of three trends in the market: (1) the move from wired to wireless products, (2) the transformation from analog-based to digital-based technologies for telephony products, and (3) the shift in bandwidth from 900MHz to 2.4GHz technologies, as well as the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these three trends has allowed us to offer products with more features, and better range, security and voice quality. One additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our pioneer multi-hand-set solutions for cordless telephony.

To keep pace with the market trends for our products and services, including the rapidly changing nature of the technology, short product life cycles and evolving industry standards, we are continually investing in research and development. Products that we are developing in 2004 include a DECT (1.9GHz) hip-set for the European market, a new chip-set that includes video capabilities for the European and U.S. markets and a new Bluetooth chip-set. Our planned future lines of products are intended to integrate video, voice and data, as well as other communications technologies such as VoIP and Wi-Fi, and thereby enable us to strengthen our position as a leading supplier of multimedia communications products.

Recently we announced that we are working on an IP cordless phone project that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities. In addition, we have started the development of a new feature that is anticipated to enable connectivity of cellular phones to residential fixed-line phones. We also recently reached a significant and strategic milestone for the company by introducing our first DECT standard - 1.9GHz chip-sets for the European market—and by delivering our first shipment of initial quantities of these chip-sets to a key customer.

During October 2004, we entered into an asset purchase agreement pursuant to the terms of which we acquired substantially all of the assets of Bermai Inc, a U.S. corporation, for a total consideration of $5,000,000 plus transaction costs. Bermai developed an advanced Wi-Fi technology based on the 802.11 protocol that is optimized for quality of service for video streaming applications. The assets purchased from Bermai consisted of property and equipment, and other assets, mainly, intangible assets such as intellectual property. We plan to leverage this technology to further develop and offer new communications products. We believe the current investment in Wi-Fi technology may allow us in the future to develop products that will improve the quality of video wireless communication in the residence, and may increase our market share in IP phones that combine the Wi-Fi communication channel in the same system that connects to a broadband connection feeding VoIP. To optimize the benefits of the Bermai acquisition, we will need to increase our operating expenses, mainly in research and development, in the fourth quarter of 2004 and future periods. We currently anticipate that we will hire approximately 30 to 40 employees for research and development projects relating to the technology acquired from Bermai.

Despite our historical growth, our business operates in a highly competitive environment, characterized by changing standards and rapid introduction of new products. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our traditional products we may need to offer our products in the future at lower prices than we currently anticipate, which may result in lower profits. In addition, as we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may increase our raw material costs and thus decrease our gross margins. We must continue to monitor and control costs, improve operating yields and maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, our future growth is also dependent on the continued market deployment and acceptance of our existing 2.4 GHz and 5.8GHz digital products. Also, since our products are incorporated into end products of our OEM customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

As an example, the second half of 2004 can be characterized as a challenging environment for the consumer electronics industry. The overall picture shows that this industry may be encountering demand and inventory issues across different product lines which have adversely impacted, and may continue to adversely impact, our business. Over the course of the last few months, we have obtained updates from our distributors regarding the apparent slowdown in demand and build-up of inventory in the consumer electronics industry. As a result, our distributors have decreased their projected revenue figures for our chip-sets due to weaker demand for the second half of 2004. This reduction in projected revenue from our distributors is anticipated to reduce both our revenues and profitability in the fourth quarter of 2004.

There are also several emerging market trends that challenge our ability to continue to grow our business. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging communication access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chip-sets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. In view of the current market trends, our currently planned future products are anticipated to enable connectivity of cellular phones to fixed-line phones and also will include VoIP capabilities. We currently plan to begin shipment of such products during 2005. However, we cannot provide any assurances about if and when these future features and products we develop will achieve market acceptance.

Moreover, in order to increase our sales volume and expand our business, we recognize that we will need to penetrate new markets. Thus, we have started to penetrate the European market. In 2003, we achieved the first two design wins for our new DECT products targeted for the European market and recently began to deliver initial shipments of DECT products to a key customer. However, revenues anticipated to be generated from DECT products and sales to new markets will be insignificant for the remainder of 2004. In order to develop new products and penetrate new markets, we will need to increase our operating expenses, mainly in research and development and applications engineering, for the remainder of 2004 and future periods. However, we cannot provide any assurances that we will successfully develop new products and services targeted at the new markets or that these products and services will achieve sufficient market acceptance to generate meaningful revenues for us.

We believe that our DECT products will drive our growth in 2005 and 2006, and products for home communication, including Wi-Fi products, in 2006 and beyond. However, our ability to expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, you should not rely upon our past operating results as an indication of future performance.

RESULTS OF OPERATIONS

During the third quarter of 2004, we had year-over-year revenue decrease of 2%. Our net income reached a level of 44% of revenues. Our gross profit increased by 6% as compared to the third quarter of 2003. Our operating expenses for the third quarter of 2004, which amounted to $13.1 million, increased 9% from the same period in 2003. The increase was mainly a result of a significant increase in research and development expenses, primary attributed to the hiring of new employees. Total number of employees increased from 199 as of September 30, 2003 to 249 as of September 30, 2004.

Total Revenues. Our total revenues were $46.2 million for the third quarter of 2004, as compared to $47.2 million for the third quarter of 2003. This 2% decrease was primary due to a lower demand for our 2.4GHz single hand-set chip-sets, offset by an increase in sales of our 2.4GHz multi-handsets and 5.8GHz products. 2.4 GHz single hand-set sales decreased by 88% while sales of 2.4GHz multi-hand-set and 5.8GHZ products increased by 83% during the same period. As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products and, as a result, a decline in average selling prices. However, the impact of the decline in average selling prices was substantially offset by an increase in the number of products sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an offsetting increase in the number of products sold. Total revenues for the first nine months of 2004 increased to $128.9 million from $114.7 million for the same period in 2003. This increase of 12% in the first nine months of 2004 was primarily as a result of higher demand from both existing and new original equipment manufacturer (OEM) customers, especially in Asia Pacific and Japan, for our 5.8GHz and 2.4GHz multi-hand-set products. Our revenues in Asia Pacific increased by 17% and 25% during the third quarter and the first nine months of 2004, respectively, in comparison to the same periods in 2003. Revenues from 5.8GHz products represented 17% of our total revenues in the third quarter 2004 as compared to 7% of total revenues in the third quarter of 2003, which represented an increase of 259% in sales of 5.8GHZ products.

Based on updates provided to us by our distributors, we believe the second half of 2004, including the third quarter, can be characterized as a challenging environment for the consumer electronics industry. The overall picture shows that this industry is encountering demand and inventory issues across different product lines which have adversely impacted our business. According to our distributors, there is an apparent slowdown in demand and build-up of inventory in the consumer electronics industry. As a result, during the recent months, our distributors have decreased their projected revenue figures for our chip-sets due to weaker demand for the fourth quarter of 2004. This reduction in projected revenue from our distributors is anticipated to reduce both our revenues and profitability for the fourth quarter of 2004.

We also generate revenues from the licensing of our TrueSpeech algorithms and from other software development and related service agreements. However, license fees and per unit royalties from TrueSpeech licensees and revenues from other software development and related service agreements have not been significant to date, and we do not expect them to increase significantly in the future.

Export sales represented approximately 99% of our total revenues in both the third quarter of 2004 and 2003 as well as in the first nine months of 2004 and 2003. All export sales are denominated in U.S. dollars. The following table includes the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
United States	$525	$415	$1,018	$994
Japan	34,581	36,927	100,936	91,099
Europe	344	612	1,850	2,577
Asia Pacific (excluding Japan)	10,782	9,224	25,152	20,069

Total revenues	$46,232	$47,178	$128,956	$114,739

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the consumer electronics industry is encountering various challenges in the second half of 2004, including lower demand and build-up of inventory. These trends have adversely impacted our third quarter 2004 financial results.

Significant Customers and Products. Revenues through one distributor, Tomen Electronics Corporation, accounted for 75% and 78% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Additionally, Tomen Electronics accounted for 78% and 79% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential wireless products in the world with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales to Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Revenues from our 2.4GHz and 5.8GHz digital products represented 87% of our total revenues for the three and the nine months ended September 30, 2004. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in the remainder of 2004 and in future years as we are seeing a continuing decline in sales for some of our older products, including the 900 MHz products. In addition, we witnessed an increase in sales of multi-hand-set products, in comparison to a decrease in single-hand-set sales. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines and develop a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit. Gross profit as a percentage of total revenues increased to 49% for the third quarter of 2004 from 46% for the third quarter of 2003. Gross profits as a percentage of total revenues increased to 49% for the nine months ended September 30, 2004 from 45% for the same period in 2003. The increase in gross profit mainly was due to our ability to offset the continued decline in the average selling prices of our products with a greater reduction in manufacturing costs and lower other expenses related to cost of goods sold. The reduction in material and manufacturing costs represented approximately 80% of the overall reduction in the average cost per chip while a combination of other factors, such as continuing improvements in our yield percentages, represented approximately 20% of the overall reduction in the average cost per chip.

However, we cannot guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors. Our gross profit of 49% for the third quarter of 2004 was particularly high due to a combination of factors during the period as described above. We do not believe that the 49% gross profit figure is sustainable over the long term. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs may affect our ability to implement cost reductions. As we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may also increase our raw material costs and thus decrease our gross profit.

As gross profit reflects the sale of chips and chip-sets that have different margins, changes in the mix of products sold have impacted and will impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market or move to new platforms or production processes for existing products, could require us to reduce sale prices or increase the cost per product and thus harm our total gross profit in future periods. As a result, you should not rely on our past gross profit figures as an indication of future results.

Research and Development Expenses. Our research and development expenses increased to $8.5 million for the third quarter of 2004 from $6.7 million for the third quarter of 2003. For the first nine months of 2004, research and development expenses increased to $23.3 million from $17.4 million for the same period in 2003. The increase in 2004 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees, as well as increased subcontracting, consulting and tape-out expenses. As of September 30, 2004, we had 167 research and development employees, as compared to 123 as of September 30, 2003. The increase in the nine months period of 2004 as compared to the same period in 2003 was also attributed to expenses incurred by our Korean subsidiary, established in connection with the Teleman acquisition, which began its operations during June 2003. Research and development expenses for the third quarter and for the first nine months of 2004 also included expenses in the amount of $150,000 and $460,000, respectively, related to the amortization of workforce and patents acquired from Teleman in May 2003. Our research and development expenses as a percentage of total revenues were 18% and 14% for the three months ended September 30, 2004 and 2003, respectively, and 18% and 15% for the nine months ended September 30, 2004 and 2003, respectively. This increase in research and development expenses as a percentage of total revenues in both comparable periods was due to the increase in absolute dollars of the research and development expenses. The increase in research and development expenses as a percentage of total revenues in the third quarter of 2004 as compared to the same period in 2003 was also a result of the decrease in revenues during the third quarter of 2004.

As our research and development staff is currently working on various projects simultaneously, we anticipate that we will need to hire additional research and development staff for the development of new products for the European DECT market. In addition, we have announced that we anticipate hiring approximately 30 to 40 employees in order to develop our future Wi-Fi technologies. As a result, our research and development expenses in absolute dollars and as a percentage of total revenues will increase in the fourth quarter of 2004 and future periods.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development and facilities expenses associated with research and development.

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $2.9 million in the third quarter of 2004 from $3.4 million in the third quarter of 2003. The decrease in sales and marketing expenses was mainly due to lower commissions paid to our distributors and representatives due to lower revenues and due to lower rate of commission paid in 2004. This was partly offset by higher levels of salary expenses, mainly due to a greater number of application support employees as well as to higher travel and related expenses during the third quarter of 2004. For the nine months ended September 30, 2004, sales and marketing expenses were $9.0 million as compared to $8.6 million for the same period in 2003. The increase was primarily attributed to higher levels of salary, travel and related expenses. Our sales and marketing expenses as a percentage of total revenues were 6% and 7% for the three months ended September 30, 2004 and 2003, respectively, and 7% and 8% for the nine months ended September 30, 2004 and 2003, respectively.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, trade show expenses and facilities expenses associated with sales and marketing.

General and Administrative Expenses. Our general and administrative expenses were $1.7 million for the three months ended September 30, 2004, as compared to $1.9 million for the three months ended September 30, 2003. The decrease in general and administrative expenses in the third quarter of 2004 was mainly due to decrease in salary expenses of our Israeli subsidiary due to a change in the benefits payment percentage paid by employers under Israeli laws. For the first nine months of 2004, general and administrative expenses were $5.3 million compared to $5.0 million for the same period in 2003. The increase was attributed mainly to higher payroll and related expenses offset by the decrease in salary expenses of our Israeli subsidiary, as explained above . General and administrative expenses as a percentage of total revenues were 4% for the three and the nine months ended September 30, 2004 and 2003.

General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal fees, as well as facilities expenses associated with general and administrative activities.

Impairment of goodwill. During the second quarter of 2004, we recorded an expense of $4.3 million resulting from the impairment of goodwill related to VoicePump, Inc. our wholly owned subsidiary that sells to the VoIP gateway market. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition from its historical book value of $5.8 million to the estimated fair value of $1.5 million.

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

Interest and Other Income. Interest and other income, net, was $2.1 million for both for the three months ended September 30, 2004 and 2003. Interest and other income, net, increased to $6.4 million for the nine months ended September 30, 2004 from $5.9 million for the nine months ended September 30, 2003. The increase was primarily due to higher levels of cash, cash equivalents and held-to-maturity marketable securities.

Capital gains from sale of available-for-sale marketable securities. During the first quarter of 2004, we sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25.6 million, resulting in a capital gain of approximately $20.8 million. During the second quarter of 2004, we sold an additional 801,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $9.6 million, resulting in a capital gain of approximately $7.7 million. During the third quarter of 2004, we sold the remaining 1,650,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $19.4 million, resulting in a capital gain of approximately $15.5 million.

During the first quarter of 2004, we sold all of our holdings in Tomen Corporation for gross proceeds of approximately $0.7 million, resulting in a capital gain of approximately $0.5 million.

In May 2003, we sold our remaining holdings in Tower Semiconductor for $508,000 and recorded a capital gain of $0.2 million.

Provision for Income Taxes. Our tax provision for the third quarter of 2004 and for the first nine months of 2004 was $6.9 million and $21.8 million, respectively. Our tax provision for the third quarter of 2003 and for the first nine months of 2003 was $2.0 million and $4.2 million, respectively. Tax provision for both the third quarter and the first nine months of 2004 included the provision for taxes associated with the sale of the AudioCodes’ stock at an annual rate of 37% of the capital gain. Tax provision as a percentage of pre-tax income for other than capital gains associated with the sale of the AudioCodes stock and Tomen stock was 17% for both the three and the nine months ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $26.1 million and $23.8 million of cash and cash equivalents from our operating activities during the first nine months of 2004 and 2003, respectively. The increase in net cash provided by operating activities in the first nine months of 2004 as compared to the same period in 2003 resulted mainly from higher net income for 2004 as well as from the increase in accounts receivables in 2003 in the amount of $13.3 million as compared to an increase of $0.3 million in the same period in 2004. This was offset by an increase of $2.9 million and $3.5 million in accrued compensation and benefits and in accrued expenses and other accounts payables, respectively, during the first nine months of 2003.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2004, we purchased $102.2 million of investments classified as held-to-maturity marketable securities, as compared to $152.3 million during the first nine months of 2003. During the same periods, $94.4 million and $114.5 million, respectively, of investments classified as held-to-maturity marketable securities matured and were sold.

Our capital equipment purchases for the first nine months of 2004, consisting primarily of research and development software and computers, totaled $1.3 million, as compared to $1.8 million for the first nine months of 2003.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of the AudioCodes and Tomen stock, amounted to $55.5 million during the first nine months of 2004. Proceeds from sales of the Tower Semiconductor stock during the nine months periods ended September 30, 2003 were $0.5 million.

As part of our acquisition of Teleman’s assets for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $1.45 million and $2.1 million during the periods ended September 30, 2004 and September 30, 2003, respectively. We are obligated to make one additional payment of $1.45 million on May 16, 2005.

During the nine months ended September 30, 2003, we collected approximately $4.1 million from customers of the DSP cores licensing business that was transferred to Ceva, our then wholly-owned subsidiary which subsequently combined with Parthus Technology plc to form ParthusCeva, Inc., in November 2002. This amount was included under cash received from discontinued operations in our condensed consolidated statements of cash flows.

Financing Activities. During the nine months ended September 30, 2004, we received $13.3 million upon the exercise of employee stock options and through purchases made by our employees pursuant to our employee stock purchase plan, as compared to $22.6 million during the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, as authorized by our share repurchase program, we repurchased approximately 1,487,000 shares of our common stock, at an average purchase price of $20.10 per share, for a total aggregate amount of approximately $29.9 million. During the nine months ended September 30, 2003, as authorized by our share repurchase program, we repurchased approximately 646,000 shares of our common stock, at an average purchase price of $20.88 per share, for a total aggregate amount of approximately $13.8 million.

At September 30, 2004, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $91.3 million, and held-to-maturity marketable securities and cash deposits of approximately $245.8 million. The market value of securities classified as held-to-maturity and cash deposits amounted to $245.4 million as of September 30, 2004.

Our working capital at September 30, 2004 was approximately $110.6 million, and our backlog as of September 30, 2004 was $26.8 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to Consolidated Financial Statement for the period ended September 30, 2004.

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

We sell our products to customers primarily through a network of distributors and representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics Corporation, accounted for 75% of our total revenues for the third quarter of 2004, and 78% for the nine months ended September 30, 2004. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd, has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

As an example, the second half of 2004 can be characterized as a challenging environment for the consumer electronics industry. The overall picture shows that this industry may be encountering demand and inventory issues across different product lines. As a result, during the recent months, our distributors have decreased their projected revenue figures for our chip-sets due to weaker demand for the forth quarter of 2004. This reduction in projected revenue from our distributors is anticipated to reduce both our revenues and profitability in the fourth quarter of 2004.

The slow economic recovery and related uncertainties may adversely impact our revenues and profitability.

Slower economic activity, increased fuel and power costs, decreased consumer confidence, reduced corporate profits and capital spending, unemployment, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a slow economic recovery after the downturn in worldwide economic conditions. If the economy continues to recover at a slow pace, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industries. In addition, the new developments with the Iraqi conflict can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Sales of our Integrated Digital Telephony (IDT) products comprised 91% of our total revenues for the third quarter of 2004. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 87% of our total revenues for the third quarter of 2004, and we expect that our 2.4GHz and 5.8GHz products will continue to account for a substantial portion of our revenues in 2004. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of whom have significantly high-level financial, technical, manufacturing, marketing, sale and distribution resources and management expertise. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products for the IDT market also would have a material adverse effect on our business, financial condition and results of operations.

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

Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chip-sets used in cordless phones that is based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results.

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

Although a majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia Pacific, including Japan, represented 99% of our total revenues for the third quarter of 2004. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2004, 198 of our 249 employees were located in Israel, including 135 out of 167 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment. Moreover, as a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, or significant destabilization of Israel’s economy could significantly harm our business, operating results and financial condition.

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

As an expansion of our business, we are currently developing chip-sets for the European Digital Enhanced Cordless Telecommunications (DECT) market. We face intense competition in this market from current, well-established competitors that have significant financial, technical, manufacturing, marketing, sales and distribution resources and management expertise. Although we are leveraging our expertise in developing chip-sets for the U.S. market, there are key differences in technology for the European market. As with the development of any new technology, we may encounter unforeseeable delays and other problems, and thus we cannot provide any assurances that we will achieve our development milestones or our new products will gain market acceptance. As a result, the penetration of the European market is anticipated to increase our headcount and operating expenses in the fourth quarter of 2004 and future periods. However, we cannot assure you that the significant expenditures we will incur will translate into meaningful sales and revenue for our DECT products. Also, in order to penetrate the new market, we may need to offer our products at lower prices than we currently anticipate, which may result in lower profits. Our inability to penetrate the European DECT market and recover the significant expenditures we will incur to develop products for this new market may adversely affect our business, financial condition and results of operations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia Pacific, including Japan, represented 99% of our total revenues for the third quarter of 2004 as well as for each of 2002 and 2003 fiscal years. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Also, we are seeing a decline in sales of our single hand-set 2.4 GHz products. For example, we are seeing a continuing decline in sales of some of our older products, including the 900 MHz products. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

Specifically, we believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including wireless, broadband, cable and VoIP connections, as well as the projected lack of growth in products using fixed-line telephony, meaning communication through phones connected to telephone lines, would reduce our total revenues derived from, and unit sales of, cordless telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT and video products. We anticipate hiring additional research and development personnel to develop new products for the European DECT market, as well as new features for the connectivity from fix-line telephony to cellular phones, including Wi-Fi technology acquired from Bermai, Inc. in October 2004. As a result, our research and development expenses in absolute dollars and as a percentage from total revenues will increase in the fourth quarter of 2004, and future periods. We cannot assure you that we will generate sufficient revenues to offset the additional expenses associated with research and development. Furthermore, there are no assurances that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (June 1, 2004 to June 30, 2004)	—	—	—	2,774,000	(2)
Month #2 (July 1, 2004 to August 31, 2004)	1,044,000	$20.50	1,044,000	1,730,000
Month #3 (September 1, 2004 to September 30, 2004)	443,800	$19.00	443,800	1,286,200
TOTAL	1,487,800	$20.10	1,487,800	1,286,200

(1)	In July 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 2.5 million shares of our common stock may be repurchased. As of September 30, 2004, up to 1.3 million shares of our common stock remained available for repurchase pursuant to our Board’s July 2003 authorization. On October 19, 2004, our Board of Directors approved an increase of 2.5 million shares available for repurchase such that an aggregate of 3.8 million shares of our common stock are available for repurchase under our share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.
(2)	The number represents the number of shares of our common stock that remained available for repurchase pursuant to our Board’s July 2003 authorization.

ITEM 6. EXHIBITS

Exhibit 10.4	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan.

Exhibit 10.5	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan.

Exhibit 10.44	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd.†

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 9, 2004	By:	/s/ MOSHE ZELNIK
Moshe Zelnik, Vice President of Finance, Chief
Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)