Form 10-Q/A
period 2004-09-30
DSP GROUP INC /DE/
filed 2004-11-12
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Scott Boulevard, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The Registrant is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2004, originally filed with the Securities and Exchange Commission on November 9, 2004, because Exhibit 10.44 was inadvertently omitted from the original filing. This report amends Item 6 to reflect the filing of Exhibit 10.44 with this report.

Except as noted herein, no other changes were made to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 as originally filed with the Securities and Exchange Commission on November 9, 2004.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 10.4	Form of Option Agreement for Amended and Restated 1993 Director Stock Option Plan.

Exhibit 10.44	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd.†*

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.

* Filed herewith (all other exhibits not so marked were previously filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 9, 2004).

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 10, 2004	By:	/s/ MOSHE ZELNIK
Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

3