Form 10-K
period 2004-12-31
DSP GROUP INC /DE/
filed 2005-03-15
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation and organization)	94-2683643 (I.R.S. Employer Identification No.)

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

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2004 as reported on the NASDAQ National Market, was approximately $794,232,567. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, the Registrant had outstanding 28,163,936 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2004 are incorporated herein by reference into Part II, Item 5 and Part III of this annual report.

INDEX

DSP GROUP, INC.

i

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that our 2.4GHz and 5.8GHz products will continue to generate a significant portion of our revenue for 2005;

•	Our expectation that our DECT products will drive our growth in 2005 and 2006, and products for home communication, including Bluetooth and Wi-Fi products, will drive our growth in 2007 and beyond;

•	Our belief that the consumer electronics industry is slowly recovering from the demand and inventory issues the industry experienced in the second half of 2004;

•	Our expectation that international sales will continue to account for a significant portion of our net product sales for the foreseeable future;

•	Our expectation that our planned future lines of products will integrate video, voice and data, as well as other communications technologies, and thereby enable us to strengthen our position as a leading supplier of multimedia communications products;

•	Our belief that our current investment in Wi-Fi technology may allow us to develop products that will improve the quality of video wireless communication in the residence, and may increase our market share in IP phones;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our expectation that our currently planned future products will enable connectivity of cellular phones to fixed-line phones and will also include Wi-Fi capacities;

•	Our expectation that we can capitalize on the industry trend for deployment of broadband to the residence by adding VoIP capabilities to our chipsets designated for cordless phones;

•	Our belief that the 49% gross profit figure we achieved in 2004 is not sustainable over the long term;

•	Our belief that new developments in the home residential market may adversely affect the revenues we derive from our IDT products;

•	Our belief that the development of a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit;

•	Our belief that to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis, which will require us to expend greater research and development resources, and modify the manufacturing processes for some of our products;

•	Our belief that relations with our employees are good;

•	Our expectation that research and development costs will increase in absolute dollars in 2005; and

•	Our anticipation that our available cash and cash equivalents at December 31, 2004 should be sufficient to finance our operations for both the short and long term;

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.    BUSINESS.

Introduction

DSP Group, Inc. is a fabless semiconductor company in the short-range residential wireless communications market. By combining our proprietary technologies and advanced design methodologies, we offer original equipment manufacturers (OEMs) and original design manufacturers (ODMs) complex integrated circuit (IC) solutions. Our system-on-a-chip solution includes applications for digital 900MHz, 2.4GHz and 5.8GHz telephony, 1.9GHz—European Digital Enhanced Cordless Telecommunications (DECT) telephony, and Bluetooth systems for voice, data and video communication in the residential and SOHO/SME (small-office home-office and small to medium enterprise) environment. In addition, we offer IC products that are used in hand-held Digital Voice Recorders, MP3 players, Voice over Internet Protocols (VoIP) phones, residential gateways, and Integrated Access Devices (IADs). We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

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

Industry Environment and Our Business

Over the past two decades communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks, such as copper, wireless transmission over radio frequencies, Digital Subscriber Lines (DSL) and cable lines. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including cordless phones, cellular phones, personal computers, personal digital assistants (PDAs), and digital cable and satellite set-top boxes. Moreover, the desire to leverage existing telecommunications infrastructure, compounded by the increased use of new data-intensive computing, communication and video applications, are driving the convergence of voice, data and video.

Our focus on the design of highly-integrated, mixed-signal devices that combine complex analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our IC products are customizable, achieve high functionality and speed at reduced power consumption, especially for cordless applications, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for OEMs to design and market their own end products with the maximum differentiation.

In response to the growing trend towards wireless residential connectivity in the past few years, we have developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed technologies including Direct Sequence and Frequency Hopping Spread Spectrum (FHSS), Digital Narrow Band, CMOS and SiGe RF chips for 900MHz, 2.4GHz Industry Scientific and Medical (ISM) Band, 5.8 GHz, DECT (1.9 GHz) and Bluetooth.

We also develop and market embedded, integrated silicon/software solutions for Digital Voice Recorder, Hands Free Car Kit and VoIP applications, as well as other Voice-over-Packet (VoP) applications for gateway and integrated access.

Since inception, we have shipped approximately 292 million units of speech processors and RF devices to OEMs, of which approximately 86 million were shipped in 2004. Sales of our Integrated Digital Telephony (IDT) speech processors and RF devices accounted for approximately 92% of our total revenues in 2004, 93% in 2003 and 97% in 2002.

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

During the second quarter of 2003, we moved into the multimedia communications market by acquiring the assets of Teleman Multimedia Inc., a U.S. corporation. Teleman developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The device supports compression standards such as MPEG4, JPEG and H263. Our first line of video products enables the compression and decompression of video signals and may be incorporated into a variety of applications.

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

We further developed a complete chipset for residential voice, data and video wireless solution in 2003. The chipset includes DB56000 baseband device which combines the D56000 integrated capabilities with ARM7™ processor as well interface capabilities, such as Ethernet and USB, Bluetooth RF CMOS device and DVC21 video processor, to enable the transfer of voice, data and video wirelessly over Bluetooth protocol.

For the growing 5.8GHz market we are developing a complete IC device solution to replace the discrete 5.8GHz converter currently used in the market.

In 2004 we completed the development of our chipset for the DECT market. This product line includes the DE56000 chipset family, CMOS RF16 and SiGe Power Amplifier. The DE56000 chipset family also entered into mass production in the fourth quarter of 2004 for incorporation into products developed for the U.S. 2.4GHz and 5.8GHz markets.

During October 2004, we acquired substantially all of the assets of Bermai Inc, a U.S. corporation, for a total consideration of $5.0 million plus transaction costs. Bermai developed an advanced Wi-Fi technology, including MAC and RF devices based on the 802.11 protocol, which is optimized for quality of service for video streaming applications. The incorporation of this acquired Wi-Fi technology into our existing technology will enable us to develop low power, cost optimized solutions for residential voice, video and data communication over broadband. We are now in the process of developing a Wi-Fi chipset and multimedia processor—a chipset that is targeted for voice, video and data communication over the Wi-Fi channel to enable products that improves the quality of video wireless communication in the residence. We believe the successful development of this chipset may increase our market share in IP phones that combine the Wi-Fi communication channel in the same system that connects to a broadband connection feeding VoIP.

In 2004 we also announced the development of an IP cordless phone that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities. In addition, we have started the development of a new feature that is anticipated to enable connectivity of cellular phones to residential fixed-line phones.

We believe that we are prepared to meet the exciting challenges of the dynamic and evolving markets for short-range multimedia communication and home wireless networking by our ability to integrate voice, data and video technologies. Sales of our 2.4GHz and 5.8GHz products generated 76% of our revenue for 2004, and we expect these products will continue to generate a significant portion of our revenue for 2005. We further anticipate that our DECT products will drive our growth in 2005 and 2006, and products for home communication, including Bluetooth and Wi-Fi products, in 2007 and beyond.

Target Markets and DSP Group Products

Our work in the field of wireless residential technology has yielded various synergistic product families targeted for specific segments of the wireless residential communications market. The sale of chipsets incorporated in 2.4GHz and 5.8GHz cordless telephony products represented approximately 76% of our total revenues for 2004, with the 5.8GHz cordless telephony products gaining increased sales. We started deliveries of DECT products at the end of 2004, and we expect that this product line will generate significant growth for our business in 2005.

Products Targeted for Digital Cordless Telephony

To capitalize on the trend from analog telephony to digital cordless telephony, during the last few years we developed the Super Hopper Chipset Family and EDCT (Enhanced Digital Cordless Telephone) Chipset Family. Both chipsets integrate the TeakLite® DSP core into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility for products incorporating these chipsets range from a basic cordless phone with Caller

ID to a fully featured solution that includes the integration of CID type I & II, multi-party hands-free True Full Duplex Speakerphone®; Digital Telephone Answering Machine, Talking Caller I.D function, motion JPEG, as well as dual line support.

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

DECT (Digital European Cordless Telephone) Chipset Family—chipsets for DECT (1.9GHz) cordless phones. The DECT chipset provides a three-chip solution: the baseband controller (D56000 family), RF transceiver and a simple external RF power amplifier designed to boost the output power to the maximum allowed level. The baseband chip combines unique communication technology with the high end telephony features at effective system cost. The DECT chipset supports up to six simultaneous handset links to the base station, multiple ringing handsets and walkie-talkie mode and a full range of voice features.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003 and 2004, we developed a video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

Bluetooth Chipset Family—a chipset that includes a baseband controller (DB56000family) and RF transceiver with integrated power amplifier. The chipset integrates the TeakLite® DSP core and ARM7™ into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility is provided for the entire range of products. The Bluetooth chipset supports simultaneous handset links to the base station, multiple ringing handsets, walkie-talkie mode, DECT, Bluetooth and EDCT protocols, as well as new features enabled by Bluetooth such as Bluetooth headset support and Bluetooth wireless data connectivity to other devices. The same device enables connectivity of cellular phones to residential fixed-line phones. The high data rates offered by the Bluetooth link enable wireless data networking and wireless transmission of video within the residence in conjunction with our video compression chip technology.

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

Products Targeted for Analog Telephony

We continue to sell stand-alone IDT speech processors to support analog telephones based on PineDSPCore® and TeakLiteDSPCore®, which provides the following features: Triple Rate Coder™, True Full-Duplex SpeakerPhone™, G.723.1, Caller ID and Call Waiting Caller ID, Call Progress Tone Detection, DTMF Signaling, Voice Prompts, Variable Speed Playback (FlexiSpeech®), Voice Operated Switch (VOX) (Smart-Vox®), Talking Caller I.D and Voice Recognition.

Products Targeted for Voice-over-Packet Market

In 2004 we decided to stop developing products targeted at the VoP gateway market and announced that we are developing an IP cordless phone that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities.

We continue to sell our current line of Voice-over-Packet (VoP) speech co-processors, including VoIP, which are DSP core-based, highly-integrated speech processors targeted for the low to medium density IAD, residential gateway and Internet Protocol (IP) telephony markets. These devices integrate all necessary DSP functionality combined with built-in Analog Front-End and support one to four channels of VoIP were developed for use in conjunction with other microprocessors to transmit VoP-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, DSL links, cable networks, other data networks and combined data/voice networks. “Voice-over-IP” refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

Products Targeted for the Digital Voice Recorder and Multimedia Market

We have developed a Digital Voice Recorder (DVR) that integrates the TeakLite® DSP core to enable five different speech compression rates. This DVR with adequate flash memory device provides up to five hours of recording time. During 2003 and 2004 we also developed an integrated DVR with MP3 playback and USB connectivity for voice recording application for personal and business use, as well as for a stand alone MP3 device.

Software and Patent Licensing

We also license a family of proprietary speech compression algorithms and patents such as TrueSpeech® and G.723.1. Revenues from these licenses have been immaterial to date.

Customers

We sell our products primarily through distributors and representatives, to OEMs who incorporate our products into consumer products for the residential wireless telecommunication market worldwide. The major consumer electronics manufacturers and telecom operators that have incorporated our ICs into their products include: Panasonic, Sony, Uniden, CCT Telecom, Motorola, Suncorp, Samsung, Philips, Alcatel, Thomson, General Electric, North Western Bell, South Western Bell, Conair, LG Electronics, Cenix, Yamaha, Deutsche Telecom, France Telecom, Swisscom, Telefonica, Telecom Italia, and Belgacom.

International Sales and Operations

Export sales accounted for 99% of our total revenues for 2004, 2003 and 2002. Although all of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 9 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2004, for a summary of our operations within various geographic areas.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors and independent OEM representatives. Our sales and marketing team, working out of our sales offices in Santa Clara, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories worldwide where we do not have sales offices, we solely operate through a network of distributors and independent OEM representatives. A significant portion of our worldwide sales is derived from sales through our Japanese distributor, Tomen Electronics. Revenues derived from sales through Tomen Electronics comprised 76% of our total revenues in 2004, 79% in 2003, and 81% in 2002. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Moreover, our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

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

Manufacturing and Design Methodology

All of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors and RF devices from TSMC and IBM. A significant majority of our integrated circuit products at this time is manufactured by TSMC. We have entered into a short-term supply arrangement with TSMC pursuant to which it is obligated to supply a specified amount of wafers to us for a specific period. We may incur charges to TSMC if we fail to utilize all the quantities of products reserved for us in accordance with this arrangement, which may increase our operating expenses and adversely affect our operating profit. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test our products at ASE and TSMC and subcontract ASE and SPIL for dies packaging.

We intend to continue to use independent foundries to manufacture our digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. As the economic recovery continues and companies replenish their semiconductor inventory, we believe there is a greater demand for foundries which may strain their production capacity. Also, there may be shortages in worldwide foundry capacity due to increased semiconductor demand for other factors. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.

In addition, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Such events could harm our business, financial condition and results of operations.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include National Semiconductor, Philips Semiconductors, Oki Electronic, Micro Linear and Infineon. Similar principal competitive factors affect the Voice-over-Packet (VoP) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. We were able to partially offset price reductions which occurred during 2004 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

Furthermore, due to various new developments in the home residential market, we may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit.

Research and Development

We believe that the continued timely development and introduction of new products is essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2004, we had a staff of 197 research and development personnel, of which 148 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $32.1 million in 2004, $25.6 million in 2003 and $19.7 million in 2002 on research and development activities.

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

Licenses, Patents and Trademarks

We have been granted 29 United States patents, one Canadian patent and two Taiwanese patents, and have 23 patents pending in the United States, two patents pending in Europe, and two patents pending in Israel. We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

We have trademark registration for the following marks in the United States: TRUESPEECH and TRIPLE RATE CODER.

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

Backlog

At December 31, 2004, our backlog was approximately $39.9 million compared to approximately $42.8 million at December 31, 2003. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to changes, sometimes on short notice, in delivery schedules or to cancellation by the purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2004, we had 284 employees, including 197 in research and development, 32 in marketing and sales and 55 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience as well as RF chip designers. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relations with our employees are good.

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

Risk Factors

The following risk factors, among others, could in the future affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this report. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 76% of our total revenues in 2004, 79% in 2003 and 81% in 2002. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd, has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win,” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

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

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, unemployment, adverse business conditions and liquidity concerns in the telecommunications, semiconductor and related industries, and recent international conflicts and terrorist and military activity have resulted in a slow economic recovery after the downturn in worldwide economic conditions. If the economy continues to recover at a slow pace, we may experience a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog. We cannot predict the timing, strength and duration of any economic recovery in the telecommunications and semiconductor industry. In addition, the continuing unrest in Iraq can be expected to continue to place pressure on economic conditions in the United States and worldwide. These conditions make it difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations may be materially and adversely affected.

We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market.

Sales of our Integrated Digital Telephony (IDT) products comprised 88% of our total revenues for 2004. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 76% of our total revenues for fiscal 2004. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues in 2005. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe new developments in the home residential market may adversely affect the revenues we derive from our IDT products. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, may reduce the market for products using fixed-line telephony. This decrease in demand would reduce our revenues derived from, and unit sales of, our cordless telephony products.

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

Sales of our IDT telephony and RF products comprised 92% in 2004, 93% in 2003 and 97% in 2002 of our total revenues. We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

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

A significant majority of our integrated circuit products at this time is manufactured by TSMC and tested and assembled at ASE. We have entered into a short-term supply arrangement with TSMC pursuant to which it is obligated to supply a specified amount of wafers to us for a specific period. We may incur charges to TSMC if we fail to utilize all the quantities of products reserved for us in accordance with this arrangement, which may increase our operating expenses and adversely affect our operating profit.

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

In addition, as TSMC produces a significant portion of our integrated circuit products and ASE tests and assembles them, earthquakes, aftershocks or other natural disasters in Asia, or adverse changes in the political situation in Taiwan, could preclude us from obtaining an adequate supply of wafers to fill customer orders. Such events could harm our reputation, business, financial condition, and results of operations.

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

As we depend on independent subcontractors, located in Asia, to assemble and test our semiconductor products, we are subject to additional risks that may materially disrupt our business.

Independent subcontractors, located in Asia, assemble and test our semiconductor products. Because we rely on independent subcontractors to perform these services, we cannot directly control our product delivery schedules or quality levels. Our future success also depends on the financial viability of our independent subcontractors. If the capital structures of our independent subcontractors weaken, we may experience product shortages, quality assurance problems, increased manufacturing costs, and/or supply chain disruption.

Moreover, the economic, market, social, and political situations in countries where some of our independent subcontractors are located are unpredictable, can be volatile, and can have a significant impact on our business because we may not be able to obtain product in a timely manner. Market and political conditions, including currency fluctuation, terrorism, political strife, war, labor disruption, and other factors, including natural or man-made disasters, adverse changes in tax laws, tariff, import or export quotas, power and water shortages, or interruption in air transportation, in areas where our independent subcontractors are located also could have a severe negative impact on our operating capabilities.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2004. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2004, 217 of our 284 employees were located in Israel, including 148 out of 197 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (35% for 2004 and 34% for 2005) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to expire starting in 2005 through 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

Our failure, and the failure of our OEM customers, to obtain the necessary complementary components required to produce various products could diminish the sales of our products.

Our IDT speech processor products require external components, which are supplied by third-party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations. In addition, some of the raw materials, components and subassemblies included in the end products manufactured by our OEM customers, which also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources associated with the manufacturing processes of our OEM customers could have an adverse effect on our business and results of operations due to a delay or discontinuance of orders for our products by our OEM customers until those necessary components are available for their end products.

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

We operate in the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we experienced during the 2000 and 2001 periods and from which the industry is slowly recovering. These downturns are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The downturn we experienced during the 2000 and 2001 periods was, and future downturns in the semiconductor industry may be, severe and prolonged. Also the slow recovery from the downturn during the 2000 and 2001 periods and the failure of this industry to fully recover from the current downturn could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods. Our quarterly results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause our stock price to decline.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include National Semiconductor, Philips, Oki Electronic, Micro Linear and Infineon. Our principal competitors in the VoP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors.

Furthermore, due to various new developments in the home residential market, we may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines, and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit. We cannot assure you that we will succeed in developing and introducing new products that are responsive to market demands.

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

Specifically, we believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT and video products. We cannot assure you that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

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

Newly adopted accounting standard that requires companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board recently adopted the previously proposed accounting standard that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of income. We will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding on the date of adoption of the new accounting standard. The new accounting standard is effective for fiscal period beginning after June 15, 2005, so we are required to implement the standard no later than July 1, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting standard will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.

New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market Rules, impose stricter corporate governance requirements and greater disclosure obligations. They have had the effect of increasing the complexity and cost of our company’s corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities, and increasing the risk of personal liability for our board members and executive officers involved in our company’s corporate governance process. Our efforts to comply with evolving laws and regulations have resulted, and will continue to result, in increased general and administrative expenses, and increased professional and independent auditor fees. In addition, it may become more difficult and expensive for us to obtain director and officer liability insurance. Furthermore, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. While we believe that the procedures and policies that we have in place are effective to address the New Sarbanes, NASDAQ and other regulatory requirements, the expansion of our operations and the growth of our business may require us to modify and expand our disclosure controls and procedures and related corporate governance policies. In addition, these new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

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

Item 2.    PROPERTIES.

Our principal executive offices in the United States are located in Santa Clara, California where we lease approximately 12,000 square feet under a lease that expires in April 2009. Portions of our operations relating to the development of Wi-Fi technology are located in leased facilities in Rancho Cordova, California; Colorado Springs, Colorado; and Minnetonka, Minneapolis. These facilities are leased through 2005 to 2007. Our operations in Israel are located in leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2008. We also have a leased facility in Tokyo, Japan, for sales and marketing activities, with the leasing term expiring in October 2006. Our operations in Korea and Scotland are located in leased facilities that have leasing terms expiring in 2005. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001, trades on the Nasdaq National Market (Nasdaq symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2004	High	Low
First Quarter	$29.40	$23.07
Second Quarter	$28.47	$24.06
Third Quarter	$27.24	$17.74
Fourth Quarter	$24.28	$18.55

Year Ended December 31, 2003	High	Low
First Quarter	$18.63	$14.18
Second Quarter	$24.73	$17.45
Third Quarter	$29.00	$21.08
Fourth Quarter	$29.00	$22.58

As of March 1, 2005, there were 28,163,936 shares of common stock outstanding, representing approximately 56 holders of record, which we believe represents approximately 11,100 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 9, 2005. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2004 to October 31, 2004)	—	—	—	3,786,200
Month #2 (November 1, 2004 to November 30, 2004)	90,000	$20.31	90,000	3,696,200
Month #3 (December 1, 2004 to December 31, 2004)	—	—	—	3,696,200

TOTAL	90,000	$20.31	90,000	3,696,200

In July 2003 we announced that our board of directors approved a share repurchase program for up to 2.5 million shares of our common stock. As of September 30, 2004, 1.3 million shares of our common stock remained available for repurchase pursuant to our board’s July 2003 authorization. On October 19, 2004, our board approved an increase of 2.5 million shares available for repurchase such that an aggregate of 3.8 million shares of our common stock were then available for repurchase under our share repurchase program. As of December 31, 2004, after giving effect to the repurchases set forth above, an aggregate of 3.7 millions of our common stock remains available for repurchase under our share repurchase program.

The repurchase program is affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date. No shares were repurchased outside of the program.

Item 6.    SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The results of operations, including revenue, operating expenses, financial income and taxes on income of the DSP cores licensing business for the years ended December 31, 2002, 2001 and 2000, have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2002, 2001 and 2000 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only the continued operations. The consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 have been audited by Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2004, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$157,511	$152,875	$125,158	$89,430	$86,603
Cost of revenues	80,368	83,077	74,412	53,122	48,498

Gross profit	77,143	69,798	50,746	36,308	38,105
Operating expenses
Research and development	32,147	25,599	19,745	21,066	16,077
General, administrative, sales and marketing	18,404	18,930	15,793	14,075	14,148
In process research and development write off(*)	2,682	2,727	—	—	14,154
Impairment of goodwill(*)	4,304	—	—	—	—
Aborted spin-off expenses	—	—	865	—	—

Total operating expenses	57,537	47,256	36,403	35,141	44,379

Operating income (loss)	19,606	22,542	14,343	1,167	(6,274)
Financial and other income
Interest income, net	8,522	7,947	9,452	12,522	12,999
Capital gains from available-for-sale marketable securities(**)	44,448	241	—	278	60,764
Impairment of available-for-sale marketable securities(**)	—	—	(10,229)	—	—

Income before taxes on income	72,576	30,730	13,566	13,967	67,489

Taxes on income	21,482	5,375	894	2,406	26,927

Income from continuing operations	$51,094	$25,355	$12,672	$11,561	$40,562

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	27,959	27,912	27,070	26,641	26,616
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	29,092	29,593	28,041	27,606	28,669
Basic net earnings per share	$1.79	$0.91	$0.47	$0.43	$1.52
Diluted net earnings per share	$1.70	$0.86	$0.45	$0.42	$1.41
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$330,995	$276,373	$235,982	$249,791	$223,201
Working capital	$106,463	$60,887	$76,556	$109,677	$143,203
Total assets	$366,961	$368,470	$280,072	$312,379	$282,807
Total stockholders’ equity	$315,490	$304,381	$247,718	$278,977	$246,165

(*)	See note 1 to our consolidated financial statements.
(**)	See note 6 to our consolidated financial statements.

	Year Ended December 31,
Fiscal Years by Quarter	2004				2003
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$28,555	$46,232	$44,016	$38,708	$38,136	$47,178	$38,550	$29,011
Gross profit	$14,364	$22,831	$21,098	$18,850	$18,685	$21,535	$17,344	$12,234
Net Income (loss)	$1,229	$20,380	$9,371	$20,114	$5,961	$9,640	$5,487	$4,267
Net earnings (loss) per share—Basic	$0.04	$0.72	$0.32	$0.70	$0.21	$0.34	$0.20	$0.16
Net earnings (loss) per share—Diluted	$0.04	$0.69	$0.30	$0.66	$0.20	$0.32	$0.19	$0.15

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment manufacturers that incorporate our chipsets into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9GHz (Digital Enhanced Cordless Telecommunications (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders (DVRs) and multimedia players, and VoIP and other voice-over-packet applications. Our current primary focus is cordless telephony as sales of our 2.4GHz and 5.8GHz chipsets represented approximately 76% of our total revenues for 2004, with the 5.8GHz chipsets gaining increased sales.

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

To keep pace with market trends, including the convergence of video, voice and data, we are developing a portfolio of “system-on-a-chip,” short-range communications solutions (e.g. EDCT, DECT, Bluetooth) for portable multimedia (e.g. speech, music, video and still image), VoIP and Wi-Fi applications in consumer electronics and telecommunications products. Products that we developed in 2004 include a DECT (1.9GHz) chipset for the European market, a new chipset that includes video capabilities for the European and U.S. markets and a new Bluetooth chipset. We further announced recently that we have developed an IP cordless phone that will enable connectivity to a broadband connection feeding VoIP services with cordless phone capabilities. In addition, we are developing a new feature based on Bluetooth technology that will enable connectivity of Bluetooth-enabled cellular phones to residential fixed-line phones.

We recently reached a significant and strategic milestone for the company by introducing our first DECT standard—1.9GHz chipsets for the European market—and by delivering our first shipments of these chipsets to a key customer during the third and the fourth quarter of 2004.

In 2004 our revenues grew by 3% in comparison to the same period in 2003, reaching a record level of $157.5 million in sales. Our gross profit increased to a record level of 49% in 2004 from 46% in 2003. Our operating profit decreased by 13% in 2004 as compared to 2003 and reached a level of $19.6 million, approximately 12% of revenues compared to 15% in 2003. The decrease in operating profit was mainly due to a 22% increase in our operating expenses in 2004 as compared to 2003. This increase in operating expenses was mainly a result of our significant increase in research and development expenses, primary attributable to the hiring of 64 new employees in 2004. Operating expenses for 2004 also included a charge of $4.3 million for impairment of goodwill and a write-off of $2.7 million for in-process research and development related to the acquisition of the assets of Bermai Inc, as further discussed below.

During the second quarter of 2003, we moved into the multimedia communications market by acquiring the assets of Teleman Inc., for a total consideration of $5.0 million plus transaction expenses. In addition, we hired 10 engineers that were previously employed by Teleman. Teleman, founded in 1998, developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The Teleman silicon platform supports compression standards such as MPEG4, JPEG and H263.

During the fourth quarter of 2004, we acquired substantially all of the assets of Bermai Inc. for a total consideration of $5.0 million, plus transaction costs. Bermai developed an advanced Wi-Fi technology based on the 802.11 protocol that is optimized for quality of service for video streaming applications. We plan to leverage this technology to further develop and offer new communications products. We believe the current investment in Wi-Fi technology may allow us in the future to develop products that will improve the quality of wireless video communication in the residence, and may increase our market share in IP phones that combine the Wi-Fi communication channel in the same system that connects to a broadband connection feeding VoIP services. To optimize the benefits of the Bermai acquisition, we will need to increase our operating expenses, mainly in research and development in 2005 and future periods.

We were able to expand our portfolio of new technologies introduced in the residential communications market through our acquisition of the video and Wi-Fi technologies of Teleman and Bermai. We believe these strategic acquisitions enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless networking markets.

Our second quarter 2004 results also included an expense item of $4.3 million resulting from the impairment of goodwill associated with VoicePump, Inc., our wholly owned subsidiary that sells to the VoIP gateway market. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition to its estimated fair value of approximately $1.5 million.

During 2004, we repurchased an aggregate of 1,577,000 shares of our common stock for $31.7 million at an average price of $20.10 per share. Our total position in cash, cash equivalents and marketable securities increased during 2004 by $54.6 million to a total of $330.9 million as of December 31, 2004.

Despite our historical growth, our business operates in a highly competitive environment, characterized by changing standards and rapid introduction of new products. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our traditional products we may need to offer our products in the future at lower prices than we currently anticipate which may result in lower profits. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems in fabrication facilities may increase our raw material costs and thus decrease our gross margins. We must continue to monitor and control costs, improve operating yields and maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, our future growth is also dependent on the continued market deployment and acceptance of our existing 2.4 GHz and 5.8GHz digital products as well as our success in penetrating the 1.9GHz (DECT) European market. Also, since our products are incorporated into end products of our OEM customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

As an example, the second half of 2004 was a challenging period for the consumer electronics industry, which encountered demand and inventory issues across different product lines. These challenges adversely impacted our business for the second half of 2004. However, based on the latest forecasts we received from our customers and on our year-end backlog, we believe the consumer electronics industry is slowly recovering.

There are also several emerging market trends that challenge our ability to continue to grow our business. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging communication access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. In view of the current market trends, our currently planned future products are anticipated to enable connectivity of Bluetooth-enabled cellular phones to fixed-line phones and also will include Wi-Fi capabilities. We are also preparing for the deployment of broadband services to the residence, a current trend in our market, by adding VoIP capabilities to our chipsets designated for cordless phones. We currently plan to begin shipment of such products in 2005. However, we cannot provide any assurances about if and when these future features and products we develop will achieve market acceptance.

Moreover, in order to increase our sales volume and expand our business, we recognize that we will need to penetrate new markets. Thus, we recently introduced our first DECT standard (1.9 GHz chipset) for the European market. In 2003, we achieved our first two design wins for our new DECT products targeted for the European market and in the second half of 2004 began to deliver shipments of DECT products to a key customer. In order to develop new products and penetrate such new markets, we will need to increase our operating expenses, mainly in research and development and applications engineering, for 2005 and future periods. However, we cannot provide any assurances that we will successfully develop new products and services targeted at these new markets or that these products and services will achieve sufficient market acceptance to generate meaningful revenues for us.

We believe that our DECT product lines will drive our growth in 2005 and 2006, and products for home communication, including Bluetooth and Wi-Fi products, will contribute to our revenues in 2007 and beyond. We believe that additional features such as voice enhancement, text to speech, polyphonic ringer, color display and other advanced features will also contribute to our growth in future years. However, our ability to expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, you should not rely upon our past operating results as an indication of future performance.

Critical Accounting policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumption and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management believes that the following accounting policies require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditors and the Audit Committee of our Board of Directors.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

Tax Contingencies:

Like most companies, domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various tax filing positions, including state, foreign and local taxes, we record reserve for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved.

	The estimate of our tax contingency reserve contains uncertainty because management must use judgment to estimate the exposure associated with our various filing positions.	Although management believes that the estimates and judgments about the tax contingencies are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of the reserve, our effective tax rate in a given financial statements period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The goodwill on our balance sheet is a result of our acquisition of VoicePump. The identifiable intangible assets, other than goodwill, included in our balance sheet are workforce and patents acquired from Teleman and Bermai. We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired, in which case we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	In the second quarter of fiscal 2004, we completed our annual impairment testing of goodwill using the methodology described in the notes to the consolidated financial statements, and determined there was an impairment of the VoicePump goodwill. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charge.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

Contingencies:

We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

	A determination of the amount of reserves required, if any, for any contingencies are made after careful analysis of each individual issue. The required reserves may change due to future developments in each matter or changes in approach, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net loss.	If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Inventory Reserves:

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves. We have not made any material changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past three fiscal years.

	Our markdown reserve represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon our assumptions regarding forecasted consumer demand, the promotional environment, inventory aging and technological obsolescence.	If our estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established markdown reserve that could be material.

Results of Operations:

Total Revenues.    Our total revenues were $157.5 million in 2004, $152.9 million in 2003 and $125.2 million in 2002. This represents an increase in revenues of 3% in 2004 as compared to 2003 and 22% in 2003 as compared to 2002. The 3% increase in 2004 was mainly due to an increase in sales of our 5.8GHz products, which increased 245% in 2004 as compared to 2003. The increase was offset by lower revenues from our 2.4GHz products, which decreased by 14% in 2004 as compared to 2003. As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products. However, the impact of the decline in average selling prices of our products was offset by an increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an offsetting increase in the number of units sold. The increase of 22% in 2003, as compared to 2002, was primarily as a result of strong demand, especially from our OEMs in Japan and Asia Pacific, for our 2.4GHz and 5.8GHz single handset products, as well as 2.4GHz multi handset products. The revenue increase in 2003 was also a result of a significant increase in sales of our 2.4GHz chipsets to OEM customers located in Asia Pacific for incorporation into their 2.4GHz products that have well-established consumer electronics brands. During both comparable periods we were also able to partially offset the decline in average selling price of our products by adding advanced and pioneer features to our products.

The second half of 2004 was a challenging period for the consumer electronics industry which encountered inventory issues across different product lines and channels. These challenges adversely impacted our business. The high inventories across the channels resulted in a decrease in orders from our customers and thus reduced both our revenues and profitability for the third and fourth quarter of 2004.

We also generate revenues from the licensing of our TrueSpeech algorithms and from other software development and related service agreements. However, license fees and per unit royalties from TrueSpeech licensees and revenues from other software development and related service agreements have not been significant to date, and we do not expect them to increase significantly in the future.

Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in 2004, 2003 and 2002. All export sales are denominated in U.S. dollars. The increase in sales to our customers in Hong Kong in absolute dollars as well as a percentage of revenues was mainly due to the incorporation of our chipsets by our Hong Kong-based ODM customers in electronic products with well-established consumer brands. We expect that sales to our customers in Hong Kong will increase in future periods in absolute dollars and as a percentage of total revenues. This anticipated increase is a result of our penetration of new markets and the expansion of our product lines as our DECT products are anticipated to be sold to ODMs that are mainly located in Hong Kong. The following table shows the breakdown of net revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$1,238	$1,302	$711
Japan	$119,052	$119,355	$99,795
Europe	$1,831	$3,063	$4,819
Hong Kong	$27,700	$21,624	$11,264
Other	$7,690	$7,531	$8,569

Total revenues	$157,511	$152,875	$125,158

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend could be changed in different years.

Significant Customers.    Revenues derived from sales through one distributor, Tomen Electronics, accounted for 76% of our total revenues in 2004 as compared to 79% of our total revenues in 2003 and 81% in 2002. The decrease in sales to Tomen as a percentage of revenues in both 2004 and 2003 was mainly due to increased volumes of sales to Hong Kong.

The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential cordless products in the world with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales to Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Significant Products.    Revenues from our 2.4GHz and 5.8GHz digital products represented 76% of total revenues in 2004. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2005 and in future periods as we are seeing a continuing decline in sales for some of our older products. In addition, we witnessed an increase in sales of multi-hand-set products, in comparison to a decrease in single-hand-set sales. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines by penetrating the DECT market and by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit.    Gross profit as a percentage of revenues was 49% in 2004, 46% in 2003 and 40% in 2002. The increase in gross profit in 2004 as compared to 2003 was mainly due to our ability to offset the continuing decline in the average selling prices of our products with a greater reduction in manufacturing costs and lower other expenses related to cost of goods sold. The reduction in material assembly and testing costs represented approximately 80% of the overall reduction in the average cost per chip while a combination of other factors such as continuing improvements in our yield percentages represented approximately 20% of the overall reduction in the average cost per chip. The significant increase in our gross margin in 2003 as compared to 2002 was primarily due to our ability to offset the continuing decline in the average selling prices of our products with a greater reduction in manufacturing costs, as a result of technological improvements, continuing improvements in our yield percentages, especially in our RF products, as well as the integration of more semiconductor content in a single system. Furthermore, manufacturing costs were lower in 2003 as compared to 2002 as a result of extensive cost reduction in the testing portion of our manufacturing process that our testing team implemented in 2003, as well as a result of reduction of our raw materials costs.

However, we cannot guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors. Our gross profit of 49% for 2004 was particularly high due to a combination of factors as described above. We do not believe that the 49% gross profit figure is sustainable for the long term. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs may affect our ability to implement cost reductions. As we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may also increase our raw material costs and thus decrease our gross profit.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market or move to new platforms or production processes for existing products, could require us to reduce sale prices or increase the cost per product and thus reduce our total gross profit in future periods. As a result, you should not rely on our past gross profit figures as an indication of future results.

Operating expenses

Research and Development Expenses.    Research and development expenses increased to $32.1 million in 2004 from $25.6 million in 2003. Research and development expenses increased to $25.6 million in 2003 from $19.7 million in 2002. The increase in research and development expenses in 2004 as compared with 2003 was mainly a result of increased payroll expenses mainly due to higher number of research and development employees, as well as a result of increase in tapeout and subcontracting expenses. Research and development expenses for 2004 also included expenses in the amount of $0.7 million related to the amortization of workforce and patents acquired from Teleman in 2003 and from amortization of patents related to the acquisition of Bermai assets in 2004. The increase of research and development expenses in 2003 was primarily attributed to increased payroll expenses, mainly due to a greater number of research and development employees, increased allocated facilities expenses, increased depreciation and maintenance expenses of our development software tools and increased project material expenses. The increase was also attributed to expenses incurred by our Korean subsidiary, established in connection with the Teleman acquisition, which began its operations during the second quarter of 2003. Research and development expenses for 2003 also included expenses in the amount of $0.4 million related to the amortization of workforce and patents acquired from Teleman in May 2003 and an expense of approximately $0.7 million related to accelerated depreciation of software tools, mainly the CAD design tools, in the fourth quarter of 2003. As of December 31, 2004, we had 197 research and development employees, as compared to 133 as of December 31, 2003 and 85 as of December 31, 2002.

Research and development expenses as a percentage of total revenues were 20% in 2004, 17% in 2003 and 16% in 2002. This increase in research and development expenses as a percentage of total revenues in both comparable periods was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we anticipate that we will need to hire additional research and development staff for the development of new products and to support the development of Wi-Fi technologies acquired from Bermai. As a result, our research and development expenses in absolute dollars and as a percentage of total revenues are anticipated to increase in 2005 compared to 2004.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development and facilities expenses associated with research and development.

Sales and Marketing Expenses.    Our sales and marketing expenses were $11.3 million in 2004, $12.0 million in 2003 and $10.7 million in 2002. The decrease in sales and marketing expenses for 2004 as compared with 2003 was primary due to a decrease in sales commissions paid to our representatives and distributors due to lower average commission rates. This was partly offset by higher levels of salary expenses, mainly due to a greater number of application support employees as well as to higher travel and other expenses during 2004. The increase in sales and marketing expenses in 2003 as compared to 2002 was primarily attributed to higher levels of salary expenses, mainly due to a greater number of application support employees, increased facilities expenses associated with sales and marketing, and expenses incurred by our European subsidiary located in Scotland, which began its operations in the beginning of 2003. Sales commissions paid to our representatives and distributors were approximately the same in absolute dollars for both 2003 and 2002 because the increase in commissions, due to increased revenues in 2003, was offset by lower average commission rates.

Sales and marketing expenses as a percentage of total revenues were 7% in 2004, 8% in 2003 and 9% in 2002. The percentage decrease in 2004 as compared to 2003 and the decrease in 2003 as compared to 2002 were both due to an increase in total revenues for both periods and due to the decrease in absolute dollars of sales and marketing expenses in 2004 as compared with 2003.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses and facilities expenses associated with sales and marketing.

General and Administrative Expenses.    Our general and administrative expenses increased slightly to $7.1 million in 2004 from $7.0 million in 2003 and increased to $7.0 million in 2003 from $5.0 million in 2002. The slight increase in 2004 was mainly a result of an increase in salary and related expenses and due to an increase in accounting expenses mainly for Sarbanes-Oxley related work offset by a decrease in legal fees and bad debt expenses. The increase in 2003 was attributed mainly to the fact that for all periods prior to November 2002 we allocated a portion of our payroll, accounting, legal and other costs included in our general and administrative expenses to the DSP cores licensing business, and these expenses were included under “discontinued operations” in our financial statements in 2002.

General and administrative expenses as a percentage of total revenues were 5% in 2004 and 2003 and 4% in 2002.

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

In-Process Research and Development Write-Off.    During the fourth quarter of 2004, we recorded an expense item in the amount of approximately $2.7 million related to the write–off of in-process research and development associated with the acquisition of Bermai assets. During the second quarter of 2003, we recorded an expense item in the amount of approximately $2.7 million related to the write–off of in-process research and development associated with the Teleman acquisition.

These amounts represented research and development expenses related to technologies that did not reach technological feasibility and for which there was no future alternative use, as determined on the acquisition date.

Aborted Spin-Off and Other Expenses.    During the first quarter of 2002, we recorded two expense items in the amount of approximately $0.9 million. An expense of approximately $0.8 million was recorded related to the planning for an initial public offering of our DSP cores licensing business, which did not occur. Those expenses were comprised mainly of legal and accounting services rendered in 2001. Additionally, an expense of approximately $0.1 million was recorded to reflect the write-off of all of our investment in Messagebay, a private company that develops software.

Interest and Other Income (Expense), Net.    Interest and other income, net, were $8.5 million in 2004, $7.9 million in 2003 and $9.5 million in 2002. The increase in 2004 as compared to 2003 was attributed mainly to higher levels of cash, cash equivalents and marketable securities in 2004 as compared to 2003. The decrease in interest in 2003 as compared to 2002 was a result of overall lower market interest rates. The decrease in 2003 as compared to 2002 was also attributed to our lower levels of cash, cash equivalents and marketable securities in the beginning of 2003 due to the distribution of $40.0 million in cash to Ceva as part of the separation and distribution of assets in connection with the transfer of our DSP cores licensing business to Ceva in November 2002.

Capital gains from sale of available-for-sale marketable securities.    During the first quarter of 2004, we sold 2.0 million shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25.6 million, resulting in a capital gain of approximately $20.8 million. During the second quarter of 2004, we sold an additional 0.8 million shares of AudioCodes’ ordinary shares for gross proceeds of approximately $9.6 million, resulting in a capital gain of approximately $7.7 million. In the third quarter of 2004, we sold the remaining 1.65 million shares of AudioCodes’ ordinary shares for gross proceeds of approximately $19.4 million, resulting in a capital gain of approximately $15.5 million. We no longer have any equity interest in AudioCodes.

During the first quarter of 2004, we sold all of our holdings in Tomen Corporation for gross proceeds of approximately $0.7 million, resulting in a capital gain of approximately $0.5 million. We no longer have any equity interest in Tomen Corporation.

In May 2003, we sold our remaining holdings in Tower Semiconductor for $0.5 million and recorded a capital gain of $0.2 million. We no longer have any equity interest in Tower Semiconductor.

Impairment of Available-for-Sale Marketable Securities.    During the second quarter of 2002, our management’s evaluation indicated that the decline in value of our ordinary shares of AudioCodes Ltd. was other than temporary. Therefore, in accordance with SFAS No. 115, we realized a loss on our investment in AudioCodes in the amount of $9.8 million, which was recorded as “impairment of available-for-sale marketable securities” in our unaudited consolidated statements of income for the six months ended June 30, 2002 and included as such in the consolidated statements of income for the year ended December 31, 2002. Impairment of available-for-sale marketable securities that was recorded in the fourth quarter of 2002 also included the decline in value of our equity investment in Tower Semiconductors Ltd. and Tomen Corporation, which were assessed to be other than temporary, and amounted to $212,000 and $203,000, respectively.

Provision for Income Taxes.    Our ongoing tax provision for 2004, 2003 and 2002 was $6.0 million, $5.4 million and $4.4 million, respectively. Tax provision for 2004 also included the provision for taxes associated with the sale of the AudioCodes’ stock at an annual rate of 37% of the capital gain, the provision for taxes associated with the sale of Tomen at 38% of the capital gain and tax benefit related to IPR&D of the acquisition of Bermai at 35%. Tax provision as a percentage of pre-tax income for other than capital gains associated with the sale of the AudioCodes stock, Tomen stock and tax benefit of the acquisition of Bermai was 17% for the year ended 2004. Total tax provision for 2004, including the effect of the capital gains, was $21.5 million. In addition, in the second quarter of 2002, we recorded a tax benefit which decreased our tax liability related to our investment in AudioCodes in the amount of $3.5 million due to the impairment of such investment. Thus, the provision for income taxes presented in the 2002 financial statements amounted to $0.9 million.

In 2004, 2003 and 2002 we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting in 2005 through 2017.

Discontinued Operations.    On April 4, 2002, we entered into a combination agreement with Ceva and Parthus Technologies plc pursuant to which we agreed to affect a combination of Ceva with Parthus. On November 1, 2002, we contributed our DSP cores licensing business and the operations and related assets and liabilities of such business to Ceva and distributed all of the Ceva common stock we held to our stockholders. Immediately afterwards, Parthus was acquired by Ceva in exchange for the issuance of additional shares of Ceva common stock and a new company, Ceva (f.k.a. ParthusCeva), was formed.

In anticipation of the consummation of these transactions, as of June 30, 2002, we began to report the statements of income of our DSP cores licensing business as discontinued operations. Our financial statements for the year ended December 31, 2002 were presented to reflect the operations of Ceva as discontinued operations. Our financial statements for previous years included the DSP cores licensing business that was transferred to Ceva. The assets, liabilities, results of operations and cash flows of the DSP cores licensing business were carved out from our financial statements and were presented as discontinued operations. The consolidated financial statements have been carved out using the historical basis of the assets and liabilities and historical results of operations related to the DSP cores licensing business. Additionally, the discontinued operations for previous years included allocations of certain of our corporate headquarters’ assets, liabilities and expenses relating to the DSP cores licensing business.

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

Our statements of income for 2002 included the results of operations of Ceva from the beginning of the year until the date of the spin-off of the DSP cores licensing business, which was November 1, 2002. Our results of operations for the year ended December 31, 2002 included an amount of $0.4 million related to the disposal of assets and liabilities, net, of our DSP cores licensing business after the separation.

Liquidity and Capital Resources

Operating Activities.    We generated $27.4 million, $34.5 and $34.3 million of cash and cash equivalents from our operating activities during 2004, 2003 and 2002, respectively.

Cash flows from operating activities for the year ended December 31, 2004 included the payment of approximately $10.4 million of taxes related to the sale of AudioCodes stock. Excluding these tax payments, cash flows from operating activities would have been $37.8 million, representing an increase of $3.3 million from 2003. This increase in cash flows was mainly a result of a $10.0 million decrease in accounts receivable, partly offset by a decrease of $3.4 million in trade payables. Our net income in 2003, excluding the non-cash effect of in-process research and development write-off and capital gain, was $27.6 million. Our net income in 2002, excluding the impairment of securities and one-time expense items, was $22.4 million. The calculation of net income for both periods excluded the related tax effect. The increase in net income in 2003 as compared to 2002 was off-set by the increase of $11.0 million in accounts receivables, partly offset by an increase in accrued compensation and benefits.

Investing Activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.

In 2004, we purchased $129.9 million of investments classified as held-to-maturity marketable securities, as compared to $191.8 million in 2003 and $144.3 million in 2002. In addition, $108.2 million of our investments in marketable securities matured in 2004 as compared to $146.4 million in 2003 and $156.5 million in 2002. As of December 31, 2004, the amortized cost of our held-to-maturity marketable securities was $258.9 and their stated market value was $256.9 million, representing an unrealized loss of $2.0 million.

Our capital equipment purchases amounted to $1.8 million in 2004, $3.2 million in 2003 and $1.9 million in 2002 and were mainly for computer hardware, software and software tools used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, and furniture and fixtures.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of the AudioCodes and Tomen stock, amounted to $55.5 million during 2004.

As part of our acquisition of the Bermai assets in 2004 we paid an aggregate consideration of $5.1 million in cash, including transaction costs of approximately $0.1 million during 2004. As part of our acquisition of Teleman’s assets in 2003 for an aggregate consideration of $5.25 million, including transaction costs of approximately $0.25 million, we paid $1.45 million and $2.1 million during the years 2004 and 2003, respectively. We are obligated to make one additional payment of $1.45 million on May 16, 2005 for the Teleman acquisition.

In addition, in January 2002, we purchased 333,000 ordinary shares of Tower Semiconductor Ltd. for $2.0 million. In 2003 and 2002, we sold 83,000 and 250,000 shares of Tower Semiconductor’s ordinary shares for approximately $0.5 million and $1.5 million, respectively, resulting in a capital gain of $0.2 million in 2003.

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

Financing Activities.    During 2004, we received $14.1 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $24.2 million during 2003 and $3.9 million during 2002. We can not predict cash flows from options exercises in future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares. During 2004, we repurchased approximately 1,577,000 shares of our common stock at an average purchase price of $20.09 per share for an aggregate amount of approximately $31.7 million. During 2003, we repurchased approximately 746,000 shares of our common stock at an average purchase price of $21.66 per share for an aggregate amount of approximately $16.2 million. We did not make any repurchases in 2002. Pursuant to our share repurchase program, approximately 3.7 million shares of our common stock remain authorized for repurchase as of December 31, 2004.

As part of our spin-off of the DSP cores licensing business, in 2002, we transferred to Ceva $40 million in cash and paid $0.7 million in cash to the Israeli tax authorities, these amounts were recorded as a dividend in our statements of cash flows as part of our financing activities.

All accumulated, undistributed earnings of DSP Group Ltd., our wholly-owned Israeli subsidiary, as of October 30, 2002, were capitalized. Subsequent earnings, amounting to approximately $37,292, were capitalized during 2005, effective December 31, 2004. In accordance with Israeli law, these capitalized amounts, totaling $117,851, cannot be distributed in the future to us.

At December 31, 2004, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $72.1 million, and marketable securities of approximately $258.9 million.

Our working capital at December 31, 2004 was approximately $106.5 million, and our backlog as of December 31, 2004 was $39.9 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2004 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Other Liabilities(1)	1,443	1,443	—	—	—
Capital Purchase Commitments(2)	1,123	826	297	—	—
Operating Lease Commitments(3)	7,604	2,731	3,726	1,147	—
Total Contractual Obligations	10,170	5,000	4,023	1,147	—

(1)	Represents deferred consideration of $1,450 (recorded at the fair value of $1,443) payable to the former shareholders of Teleman Multimedia Inc. on May 16, 2005.
(2)	Represents future payments for development tools purchased in 2003.
(3)	Represents operating lease payments for facilities and vehicles under noncancelable lease agreements (See Note 11 to Notes to Consolidated Financial Statements).

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

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2005. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during 2004, we instituted a foreign currency cash flow hedging program.

These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2004.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[LOGO OF ERNST & YOUNG]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

DSP Group, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (“the Company”) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DSP Group, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed, an unqualified opinion thereon.

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

March 14, 2005

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,102	$36,812
Bank deposits	3,038	3,004
Held-to-maturity marketable securities	60,184	39,486
Trade receivables, net	5,976	15,844
Deferred income taxes	1,168	1,326
Other accounts receivable and prepaid expenses	2,213	1,462
Inventories	9,469	8,466

TOTAL CURRENT ASSETS	154,150	106,400

PROPERTY AND EQUIPMENT, NET	6,683	7,108

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	195,671	197,071
Investments in equity securities of traded companies	—	47,138
Long-term prepaid expenses and lease deposits	628	513
Deferred income taxes	1,410	—
Severance pay fund	3,437	2,360
Intangible assets, net	3,482	2,076
Goodwill	1,500	5,804

TOTAL ASSETS	$366,961	$368,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,830	$11,221
Accrued compensation and benefits	9,421	9,000
Income taxes payables	17,083	11,107
Accrued expenses and other accounts payable	13,353	14,185

TOTAL CURRENT LIABILITIES	47,687	45,513

LONG-TERM LIABILITIES:
Accrued severance pay	3,784	2,555
Deferred income taxes	—	14,592
Other long-term liabilities	—	1,429

TOTAL LONG-TERM LIABILITIES	3,784	18,576

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value—Authorized shares— 5,000,000 at December 31, 2004 and 2003; Issued and outstanding shares—none at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value—Authorized shares: 50,000,000 at December 31, 2004 and 2003; respectively; Issued and outstanding: 27,954,133 and 28,615,884 shares at December 31, 2004 and 2003, respectively	28	29
Additional paid-in capital	187,471	174,700
Treasury stock	(29,797)	(1,192)
Accumulated other comprehensive income	65	23,045
Retained earnings	157,723	107,799

TOTAL STOCKHOLDERS’ EQUITY	315,490	304,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,961	$368,470

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except per share data

	Year ended December 31,
	2004	2003	2002
Revenues	$157,511	$152,875	$125,158
Costs of revenues	80,368	83,077	74,412

Gross profit	77,143	69,798	50,746

Operating expenses:
Research and development	32,147	25,599	19,745
Selling and marketing	11,292	11,977	10,745
General and administrative	7,112	6,953	5,048
Impairment of goodwill	4,304	—	—
In-process research and development write-off	2,682	2,727	—
Aborted spin-off expenses and other	—	—	865

Total operating expenses	57,537	47,256	36,403

Operating income	19,606	22,542	14,343

Financial and other income:
Interest and other income, net	8,522	7,947	9,452
Capital gains from available-for-sale marketable securities	44,448	241	—
Impairment of available-for-sale marketable securities	—	—	(10,229)

Income before taxes on income	72,576	30,730	13,566
Taxes on income	21,482	5,375	894

Income from continuing operations	51,094	25,355	12,672
Income from discontinued operations of Ceva (net of applicable income taxes of $813)	—	—	2,470

Net income	$51,094	$25,355	$15,142

Earnings per share from continuing operations:
Basic	$1.79	$0.91	$0.47

Diluted	$1.70	$0.86	$0.45

Earnings per share from discontinued operations:
Basic	$—	$—	$0.09

Diluted	$—	$—	$0.09

Net earnings per share:
Basic	$1.79	$0.91	$0.56

Diluted	$1.70	$0.86	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Number of Common stock	Common stock amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income		Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at January 1, 2002	26,873	$27		$155,969	$(8,623)	$2,652		$128,952		$278,977
Dividend to stockholders as a result of the separation of Ceva	—	—		—	—	—		(48,428)		(48,428)
Issuance of treasury stock upon exercise of stock options by employees	314	—	*	—	7,463	—		(4,566)		2,897
Issuance of treasury stock upon purchase of ESPP shares by employees	49	—	*	—	1,160	—		(328)		832
Issuance of Common stock upon exercise of stock options by employees	12	—	*	150	—	—		—		150
Tax benefit related to exercise of stock options	—	—		324	—	—		—		324
Total comprehensive income:
Net income	—	—		—	—	—		15,142	$15,142	15,142
Unrealized losses on available-for-sale marketable securities, net	—	—		—	—	(2,207)		—	(2,207)	(2,207)
Unrealized gain from hedging activities	—	—		—	—	31		—	31	31

Total comprehensive income									$12,966

Balance at December 31, 2002	27,248	27		156,443	—	476		90,772		247,718
Issuance of treasury stock upon purchase of ESPP shares by employees	28	—	*	—	603	—		(256)		347
Issuance of Common Stock upon exercise of stock options by employees	1,397	1		17,274	—	—		—		17,275
Issuance of Common Stock upon purchase of ESPP shares by employees	24	—	*	298	—	—		—		298
Issuance of treasury stock upon exercise of stock options by employees	665	1		—	14,362	—		(8,072)		6,291
Tax benefit related to exercise of stock options	—	—		685	—	—		—		685
Purchase of treasury stock	(746)	—	*	—	(16,157)	—		—		(16,157)
Total comprehensive income:
Net income	—	—		—	—	—		25,355	$25,355	25,355
Unrealized gains on available-for-sale marketable securities, net	—	—		—	—	22,432		—	22,432	22,432
Unrealized gain from hedging activities, net	—	—		—	—	137		—	137	137

Total comprehensive income									$47,924

Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$23,045	**	$107,799		$304,381

*	Represents an amount lower than $1.
**	Composed as follows:

Accumulated unrealized gain from available-for-sale marketable securities, net of taxes	$22,908
Unrealized gain from hedging activities, net	137

Accumulated other comprehensive income	$23,045

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Number of Common stock	Common Stock amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$23,045	$107,799		$304,381
Issuance of treasury stock upon purchase of ESPP shares by employees	31	—	*	—	732	—	(326)		406
Issuance of Common Stock upon exercise of stock options by employees	732	—	*	11,659	—	—	—		11,659
Issuance of Common Stock upon purchase of ESPP shares by employees	38	—	*	547	—	—	—		547
Issuance of treasury stock upon exercise of stock options by employees	114	—	*	—	2,359	—	(844)		1,515
Tax benefit related to exercise of stock options	—	—		565	—	—	—		565
Purchase of treasury stock	(1,577)	(1)		—	(31,696)	—	—		(31,697)
Total comprehensive income:
Net income	—	—		—	—	—	51,094	$51,094	51,094
Reclassification adjustments—Realized gains on available-for-sale marketable securities	—	—		—	—	(22,908)	—	(22,908)	(22,908)
Unrealized loss from hedging activities, net	—	—		—	—	(72)	—	(72)	(72)

Total comprehensive income								$28,114

Balance at December 31, 2004	27,954	$28		$187,471	$(29,797)	$65 **	$157,723		$315,490

*	Represents an amount lower than $1.
**	Composed as follows:

Unrealized gain from hedging activities, net	$65

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$51,094	$25,355	$15,142
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	2,506	3,224	2,589
Increase in deferred income taxes, net	(1,252)	(272)	(3,048)
Net gain on sale of property and equipment	—	(27)	—
Capital gains from available-for-sale marketable securities of traded companies	(44,448)	(241)	(3)
Amortization of intangible assets	718	379	98
Impairment of goodwill	4,304	—	—
In-process research and development write-off	2,682	2,727	—
Accrued interest and amortization of premium (accretion of discount) on held-to-maturity marketable securities	2,321	1,989	2,377
Impairment of available-for-sale marketable securities	—	—	10,229
Tax benefit related to exercise of stock options	565	685	324
Decrease (increase) in trade receivables	9,868	(10,971)	1,442
Decrease (increase) in other accounts receivable and prepaid expenses	(826)	27	546
Increase in inventories	(1,003)	(1,550)	(4,868)
Decrease (increase) in long-term prepaid expenses and lease deposits	(115)	(127)	58
Increase (decrease) in trade payables	(3,391)	1,972	1,412
Increase (decrease) in accrued compensation and benefits	421	4,444	(426)
Increase in income taxes payable	4,608	3,684	4,470
Increase (decrease) in accrued expenses and other accounts payable	(832)	3,075	3,940
Increase (decrease) in accrued severance pay, net	152	125	(7)
Other	21	(6)	—

Net cash provided by operating activities	27,393	34,492	34,275

Cash flows from investing activities:
Purchase of held-to-maturity marketable securities	(129,899)	(191,882)	(144,269)
Proceeds from maturity of held-to-maturity marketable securities	108,246	146,395	156,474
Purchase of property and equipment	(1,759)	(3,158)	(1,924)
Proceeds from sale of property and equipment	—	72	53
Proceeds from realization of available for sale equity securities of traded companies	55,456	508	1,504
Payment for acquisition of Bermai Inc. assets	(5,128)	—	—
Purchase of available-for-sale marketable securities	—	—	(2,000)
Payment for acquisition of Teleman Multimedia Inc. assets	(1,450)	(2,325)	—
Cash received from (contributed to) discontinued operations	—	4,737	(6,463)

Net cash provided by (used in) investing activities	25,467	(45,653)	3,375

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Issuance of Common Stock and treasury stock upon exercise of stock options and upon purchase of ESPP	14,127	24,211	3,877
Purchase of treasury stock	(31,697)	(16,157)	—
Dividend related to the separation of Ceva	—	—	(40,754)

Net cash provided by (used in) financing activities	(17,570)	8,054	(36,877)

Increase (decrease) in cash and cash equivalents	35,290	(3,107)	773
Cash and cash equivalents at the beginning of the year	36,812	39,919	39,146

Cash and cash equivalents at the end of the year	$72,102	$36,812	$39,919

(a) Non-cash transactions:
Non-cash contribution of prepaid offering expenses, property, equipment and inventory, net of assumed liabilities	$—	$—	$7,674

Purchase of property and equipment	$—	$2,504	$—

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$17,149	$1,202	$2,462

The accompanying notes are an integral part of the financial statements.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(the presentation of the numbers in these consolidated notes is in thousands except for share and per share amounts)

NOTE 1:    GENERAL

DSP Group Inc. (“the Company”), a Delaware corporation, and its subsidiaries are fabless semiconductor companies operating in the short-range residential wireless communications market. By combining its proprietary technologies and advanced design methodologies, the Company offers original equipment manufacturers (OEMs) and original design manufacturers (ODMs) complex Integrated Circuit (IC) solutions. The Company’s system-on-a-chip solution includes applications for digital 900MHz, 2.4GHz and 5.8GHz telephony, European Digital Enhanced Cordless Telecommunications (DECT) telephony, and Bluetooth systems for voice, data and video communication in residential and SOHO/SME (small-office home-office and small to medium enterprise) environment. In addition, the Company offers IC products that are used in hand-held Digital Voice Recorders, MP3 players, Voice over Internet Protocols (VoIP) phones, residential gateways, and Integrated Access Devices (IADs).

The Company has five wholly-owned subsidiaries: (1) DSP Group Ltd. (“DSP Group Israel”), an Israeli corporation primarily engaged in research and development, marketing and sales, technical support and certain general and administrative functions; (2) RF Integrated Systems, Inc. (“RF US”), a Delaware corporation primarily engaged in research and development of RF technology for wireless products; (3) Nihon DSP K.K. (“DSP Japan”), a Japanese corporation primarily engaged in marketing and technical support activities; (4) DSP Video Korea Limited (“DSP Korea”), a Korean corporation, incorporated in 2003 and primarily engaged in the design, research and development of video applications, and (5) DSPG Edinburgh Limited (“DSP Scotland”), a Scottish corporation, primarily engaged in development and marketing of DECT based telephony solutions.

Acquisition of Bermai Inc. assets

During October 2004, the Company entered into an asset purchase agreement pursuant to the terms of which the Company acquired substantially all of the assets of Bermai Inc, a US corporation (“Bermai”), for a total consideration of $5,128 including transaction costs. The acquisition was made through a liquidator. Bermai developed an advanced Wi-Fi technology based on the 802.11 protocol that is optimized for quality of service for video streaming applications.

The assets purchased by the Company consisted of property and equipment and intangible assets such as technology and patents used by Bermai in the conduct of its development activities. Bermai was a development stage company and therefore the acquisition does not qualify under EITF 98-3 for business combination accounting and as such the transaction was accounted for as an asset acquisition. The amount of consideration paid was determined based upon arms-length negotiations between the Company, on the one hand, and the liquidator of Bermai, on the other hand.

Based upon an independent valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bermai’s assets as follows:

Tangible assets acquired	$322
Intangible assets:
In process research and development	2,682
Patents	2,124

4,806

Total	$5,128

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value assigned to intangible assets was determined as follows:

1.	The estimated fair value of the acquired in-process research and development technology that had not yet reached technological feasibility and had no alternative future use amounted to $2,682. Technological feasibility or commercial viability of these projects was established on the acquisition date. Accordingly, these amounts were immediately expensed in the Company’s consolidated statement of operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The value of in-process research and development was determined based on discounted cash flows approach that is a form of the income approach )i.e. focuses on the income or cash flow producing capability of the technology in question).

2.	The value assigned to the patents amounted to $2,124, which will be amortized over a period of 4 years, and was determined based on “relief from royalty” approach that is a form of the income approach. The amount amortized during 2004 was $103.

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

The assets purchased by DSP Group Israel consisted of property and equipment, and other assets (including intangible assets such as workforce and intellectual property) used by Teleman in the conduct of its business. The consideration for the assets purchased from Teleman consisted of cash in an aggregate amount of $5,000 and transaction expenses in the amount of approximately $250. $2,100 of the consideration was paid on May 16, 2003, the closing date of the acquisition, $1,450 on May 16, 2004, and the remaining consideration of $1,450 is to be paid on May 16, 2005. The May 16, 2005 installment was recorded at the fair value of $1,443. The amount of consideration was determined based upon arms-length negotiations between the Company, on the one hand, and Teleman and Teleman’s shareholders, on the other hand. In addition, the Company hired 10 engineers that were previously employed by Teleman.

Disposition of assets and combination with Parthus

On November 1, 2002, the Company contributed its DSP cores licensing business (the “Separation”) to Ceva, Inc., one of its then wholly-owned subsidiaries (“Ceva”). Immediately thereafter, Ceva effected a combination (the “Combination”) with Parthus Technologies PLC (“Parthus”).

Under the terms of the Separation, the Company transferred the assets and liabilities of its DSP cores licensing business to Ceva in exchange for Ceva common stock. The Company immediately thereafter distributed all of the Ceva common stock it held to the Company’s stockholders of record on October 31, 2002. Ceva then effected the Combination whereby Ceva combined with Parthus and issued Ceva common stock to the former Parthus shareholders pursuant to a scheme of arrangement. After the Combination, the combined company was renamed ParthusCeva, Inc. and subsequently changed its name to Ceva Inc. (for purposes of discussion in these notes to the consolidated financial statements, the combined company will continue to be referred to as “ParthusCeva”). ParthusCeva’s common stock is quoted on the NASDAQ National Market and listed on the London Stock Exchange. As part of the transaction, the Company contributed to Ceva cash in the amount of

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$40,000, property, equipment, inventory and paid transaction costs in the amount of $7,674 and paid $754 as a tax payment upon the Separation. Parthus also made a $60,000 capital repayment to its shareholders immediately prior to the Combination. The Company received private letter rulings from the U.S. Internal Revenue Service to the effect that, among other things, the Separation was a tax-free transaction to the Company’s stockholders under Section 355 of the U.S. Internal Revenue Code of 1986, as amended, for federal income tax purposes, except with respect to cash distributed in lieu of fractional shares to the Company’s stockholders.

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

As a result of the Separation and Combination, the Company distributed 9,041,851 shares of ParthusCeva’s common stock to its stockholders (representing 50.1% of ParthusCeva after the transaction), and ParthusCeva issued 8,998,887 shares of its common stock to the former Parthus shareholders (representing 49.9% of ParthusCeva after the transaction) and assumed options to purchase approximately 1,644,435 shares of ParthusCeva’s common stock based on Parthus options outstanding as of June 30, 2002. The relative ratio of shares distributed to the Company’s stockholders and shares issued to the former Parthus shareholders, as well as the other material terms of the transactions, were determined pursuant to arms-length negotiations between the parties. Options to purchase Common Stock outstanding under the Company’s stock option plans were also adjusted as of November 1, 2002, to reflect the distribution of assets to ParthusCeva in connection with the Separation. (See also Note 8).

In accounting for the Separation, the Company recorded in the consolidated statements of changes in stockholders’ equity an amount of $48,428 as a deemed dividend in-kind to its stockholders, representing the carrying amount of its investment in Ceva. This dividend in-kind consisted of the cash contribution to Ceva in the amount of $40,000, a tax payment of $754 recorded in the consolidated statements of cash flow and a non-cash contributions of prepaid offering expenses, inventory and property and equipment, net of assumed liabilities, in the amount of $7,674.

The Company’s 2002 financial statements, which include the licensing and technology business of Ceva, have been reclassified to present the assets, liabilities, results of operations and cash flows of Ceva as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). (See also Note 13).

The discontinued operations presented for prior years included the allocation of certain of the Company’s corporate headquarters’ assets, liabilities and expenses related to the licensing and technology business of Ceva.

The income from discontinued operations included the costs directly attributable to the licensing and technology business of Ceva including charges for shared facilities, functions and services used by the licensing

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business. Certain costs and expenses have been allocated based on management’s estimate of the cost of services provided to the licensing and technology business. Such costs included research and development costs and sales expenses.

During the year ended December 31, 2003, the Company collected approximately $4,737 from customers of the DSP cores licensing business that it transferred to Ceva in 2002. This amount was included under cash received from discontinued operations in the Company’s consolidated statements of cash flows.

VoicePump, Inc.

VoicePump, Inc. (“VoicePump”), a wholly-owned subsidiary of the Company, is a U.S. corporation primarily engaged in the design, research and development and marketing of software applications for Voice over Digital Subscriber Line (VoDSL) and Voice over Internet Protocol (VoIP).

The Company’s investment in VoicePump included the excess of its purchase price over the net assets acquired which was attributed to goodwill. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination is not amortized. As a result, the Company ceased amortization of the goodwill related to the acquisition of VoicePump after December 31, 2001. The book value of the goodwill was approximately $5,800 as of that date.

The Company assesses the carrying value of goodwill in accordance with SFAS No. 142, under which goodwill is tested for impairment at least annually or between annual tests in certain circumstances, and written down when impaired. Goodwill attributable to the Company’s reporting unit as defined under SFAS No. 142 was tested for impairment by comparing its fair value with its carrying value.

During the second quarter of 2004, the Company decided to stop developing products targeted at the VoP gateway market and to focus its efforts on VoIP telephony products. As a result of this decision, the Company assessed the carrying value of goodwill associated with VoicePump in accordance with SFAS No. 142. The first step of the goodwill impairment test involved the determination of the fair value of VoicePump using the income approach based on the discounted cash flow model. This evaluation indicated that the carrying amount of VoicePump exceeded its fair value. In accordance with SFAS No. 142, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of the impairment loss. During the second step of the evaluation, the Company allocated the fair value of VoicePump to all of its assets and liabilities (including unrecognized intangible assets) as if VoicePump had been acquired in a business combination. The excess of the fair value of VoicePump over the amounts assigned to its assets and liabilities is the implied fair value of goodwill was estimated to be approximately $1,500. As a result, the Company recorded a charge associated with the impairment of goodwill of VoicePump in the amount of $4,304 in the second quarter of 2004. The expense is included in the Company’s operating expenses for year ended December 31, 2004 under “Impairment of goodwill”.

Due to the reorganization of its activities during December 2004, the Company decided to combine the operations of VoicePump within the consolidated corporate structure and transferred all the remaining operations and sales of VoIP gateway products to the Company and the technology related to future VoIP telephony products to DSP Group Israel. As a result, VoicePump Inc. ceased to operate as a company and its assets were transferred to the Company and DSP Group Israel.

Concentration of other risks

All of the Company’s integrated circuit products are manufactured by independent foundries. While these foundries have been able to adequately meet the demands of the Company’s increasing business, the Company is

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and will continue to be dependent upon these foundries to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company sufficient portion of foundry capacity to meet the Company’s needs in a timely manner. Revenues could be materially and adversely affected should any of these foundries fail to meet the Company’s request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of the Company’s wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia could preclude the Company from obtaining an adequate supply of wafers to fill customers’ orders and could harm the Company’s business, financial position, and results of operations. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which also incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s business condition and results of operations.

The Company sells its products to customers primarily through a network of distributors and representatives. The Company’s largest distributor, Tomen Electronics Corporation (“Tomen Electronics”) sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co. Ltd. (“Panasonic”), has continually accounted for a majority of Tomen Electronics’ sales (see Note 9). The Company’s future performance will depend, in part, on Tomen Electronics’ continued success in marketing and selling its products. The loss of Tomen Electronics as the Company’s distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm the Company’s sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm the Company’s sales and results of operations.

NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with US Generally Accepted Accounting Principles. (“US GAAP”).

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Financial statements in U.S. dollars

All of the revenues of the Company and its subsidiaries are generated in US dollars (“dollar”). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations”. All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses as appropriate, and have not been significant to date for all years presented.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

At December 31, 2004 and 2003, the Company classified its investment in marketable securities as held-to-maturity and available-for-sale.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, and are stated at amortized cost. The cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion and interest are included in financial income, net.

Investment in equity securities of traded companies is classified as available-for-sale and is stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of income.

According to Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities” (“SAB No. 59”), management is required to evaluate each quarter whether a security’s decline in value is other than temporary. In 2002, the Company recognized an other than temporary decline in the carrying value of its available-for-sale securities in the amount of $10,229, which was included in the statements of income as of December 31, 2002 as impairment of available-for-sale marketable securities.

Fair value of financial instruments

The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value of their financial instruments:

The carrying values of cash and cash equivalents, trade receivables and trade payables approximate fair values due to the short-term maturities of these instruments. The carrying value of held-to-maturity marketable securities is based on amortized cost. The fair value of held-to-maturity securities and available-for-sale marketable securities is based on quoted market price (see Notes 3 and 6).

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries periodically evaluate the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its market value.

Cost is determined as follows:

Work in progress—at the cost of raw material and manufacturing.

Finished products—on the basis of direct raw material and manufacturing costs.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20-33
Office furniture and equipment	7-10
Motor vehicles	15
Leasehold improvements	Over the terms of the lease

Intangible assets

Intangible assets are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Patents and work force are amortized over a period of 4 years.

Impairment of long-lived assets

The long-lived assets and certain identifiable intangibles of the Company and its subsidiaries are reviewed for impairment, in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2002, 2003 and 2004, no impairment losses have been identified.

Goodwill

The Company’s investment in VoicePump included the excess of its purchase price over the net assets acquired which was attributed to goodwill. Under SFAS No. 142, goodwill acquired in a business combination is not amortized. As a result, the Company ceased amortization of the goodwill related to the acquisition of VoicePump after December 31, 2001. The book value of the goodwill was approximately $5,800 as of that date.

During 2002 and 2003, the Company performed the required annual impairment tests of goodwill. Based on management projections and using expected future discounted operating cash flows, no indication of goodwill impairment was identified. For a discussion of the impairment tests conducted in 2004 and the results of such tests, see Note 1.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance pay

DSP Group Israel has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Group Israel’s liability is fully provided by monthly accrual and deposits with severance pay funds and insurance policies.

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

Severance expenses for the years ended December 31, 2004, 2003 and 2002, were approximately $285, $882 and $392, respectively.

Revenue recognition

The Company and its subsidiaries generate their revenues from sales of products. The Company and its subsidiaries sell their products through a direct sales force and through a network of distributors and representatives. Revenue is recognized when title to the product passes to the customer, which is generally when the goods are shipped.

Product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and no significant obligations remain.

The terms of Company’s arrangements with customers is “FOB shipping point.” The Company considers that a customer has taken title and assumed the risks and rewards of ownership of the products when the products are shipped.

The Company does not grant any rights of return.

Research and development costs

Research and development costs are charged to the consolidated statement of income as incurred.

Net earnings per share

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the year. Diluted net earnings per share further include the dilutive effect of stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

Options outstanding to purchase approximately 3,963,202, 1,495,279 and 3,825,000 shares of Common Stock for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computation

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of diluted net earnings per share, because option exercise prices were greater than the average market price of the Common Stock and therefore, their inclusion would have been anti-dilutive.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables, long-term lease deposits, and held-to-maturity and available-for-sale marketable securities.

The majority of cash and cash equivalents of the Company and its subsidiaries is invested in U.S. dollar deposits in major U.S. and Israeli banks. Such cash and cash equivalents in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold deposits and investments of the Company and its subsidiaries are financially sound, and accordingly, minimal credit risk exists with respect to these deposits and investments.

A majority of the product sales of the Company and its subsidiaries is to distributors who in turn, sell to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A general and specific allowance for doubtful accounts is determined, based on management’s estimation and historical experience. Under certain circumstances, the Company may require a letter of credit, other collateral or guarantee fees. The Company covers most of its customers’ receivables through credit insurance.

The Company’s held-to-maturity marketable securities include investments in debentures of U.S. corporations, state and political subdivisions. Management believes that those corporations and state institutions are financially sound, the portfolio is well diversified, and accordingly, that minimal credit risk exists with respect to these marketable securities.

Derivative instruments

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, is recognized in current earnings during the period of change.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in New Israeli Shekel (“NIS”) during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to twelve months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

As of December 31, 2004, the Company recorded Accumulated Other Comprehensive Income in the amount of $65 from its put options and forward contracts with respect to anticipated payroll and rent payments expected in 2005. Such amounts will be recorded into earnings in 2005.

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

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended certain provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Pro forma information regarding the Company’s net income and net earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

The fair value of these options is amortized over their vesting period and estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.23%, 2.37% and 3.7% for 2004, 2003 and 2002, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of Common Stock of 0.38 for 2004, 0.44 for 2003 and 0.81 for 2002; and a weighted-average expected life of the option of 2.9 years for 2004, 2003 and 2002.

	Year ended December 31,
	Weighted average fair value of options grants
	2004	2003	2002
Exercise price equals market price on date of grants	$6.73	$5.58	$5.49

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS 123 on its stock-based employee compensation:

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$51,094	$25,355	$15,142
Deduct—stock-based compensation expense determined under fair value method for all awards, net of related tax effects	10,570	9,338	12,712

Pro forma net income	$40,524	$16,017	$2,430

Net earnings per share:
Basic, as reported	$1.79	$0.91	$0.56

Basic, pro forma	$1.42	$0.57	$0.09

Diluted, as reported	$1.70	$0.86	$0.54

Diluted, pro forma	$1.35	$0.54	$0.09

Net income from continuing operations, as reported	$51,094	$25,355	$12,672
Deduct—stock based compensation expenses related to continuing operations determined under fair value method for all awards, net of related tax effect	10,308	8,677	11,145

Pro forma net income from continuing operations	$40,786	$16,678	$1,527

Net earnings per share from continuing operations:
Basic, as reported	$1.79	$0.91	$0.47

Basic, pro forma	$1.43	$0.59	$0.06

Diluted, as reported	$1.70	$0.86	$0.45

Diluted, pro forma	$1.36	$0.56	$0.05

Impact of recently issued accounting standards

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (“FSP”) FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” which defers the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 pending the development of further guidance. The Company will continue to monitor these developments concerning this Issue and are currently unable to determine the impact of EITF 03-1 on its financial position or results of operations.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004 Share-Based Payment (“Statement 123R”), which is a revision of SFAS No. 123. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized in income based on their fair values while Statement

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

123(R) requires all share-based payments to employees to be recognized in income based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at December 31, 2004 and 2003:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	2004	2003	2004	2003	2004	2003
US Government obligations and political subdivisions	$131,999	$99,244	$(1,582)	$(259)	$130,417	$98,985
Corporate obligations	123,856	137,313	(380)	2,012	123,476	139,325

	$255,855	$236,557	$(1,962)	$1,753	$253,893	$238,310

The amortized cost of held-to-maturity debt securities at December 31, 2004, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses), net	Estimated fair value
	2004	2004	2004
Due in one year or less	$60,184	$186	$60,370
Due after one year to five years	195,671	(2,148)	193,523

	$255,855	$(1,962)	$253,893

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were mainly caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at December 31, 2004.

NOTE 4:    INVENTORIES

Inventories are composed of the following:

	December 31,
	2004	2003
Work-in-progress	$4,571	$2,593
Finished products	4,898	5,873

	$9,469	$8,466

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:     PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2004	2003
Cost:
Computers and peripheral equipment	$24,965	$22,896
Office furniture and equipment	954	893
Motor vehicles	154	369
Leasehold improvements	1,957	1,791

	28,030	25,949
Less—accumulated depreciation	21,347	18,841

Depreciated cost	$6,683	$7,108

NOTE 6:     INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies as of December 31, 2004 and 2003:

	Cost		Unrealized gains		Estimated fair value
	2004	2003	2004	2003	2004	2003
AudioCodes Ltd.(1)	$—	$10,726	$—	$35,739	$—	$46,465
Tomen Corporation(2)	—	281	—	392	—	673

	$—	$11,007	$—	$36,131	$—	$47,138

(1)	AudioCodes Ltd.

AudioCodes Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company acquired an approximate 35% ownership in AudioCodes in two separate transactions in 1993 and 1994.

Since April 1, 2001, the Company has not had significant influence over the operating and financial policies of AudioCodes, and thus ceased accounting for this investment under the equity method of accounting. As of April 1, 2001, the investment in AudioCodes was reclassified and accounted for as available-for-sale marketable securities in accordance with SFAS No. 115.

On June 30, 2002, an evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795, which was recorded as “impairment of available-for-sale marketable securities” in the Company’s consolidated statements of income for the year 2002.

As of December 31, 2003, the Company owned approximately 4,500,000 shares of AudioCodes’ ordinary shares.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated balance sheet as of December 31, 2003 included an unrealized gain on available-for-sale marketable securities of $22,516, net of unrealized tax expenses of $15,232, in the investment in AudioCodes.

During the first quarter of 2004, the Company sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25,647, resulting in a capital gain of approximately $20,827. During the second quarter of 2004, the Company sold 801,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $9,600, resulting in a capital gain of approximately $7,670.

During the third quarter of 2004, the Company sold the remaining 1,650,000 shares of AudioCodes ordinary shares for gross proceeds of $19,436, resulting in a capital gain of approximately $15,459. The Company no longer has any equity interest in AudioCodes.

(2)	Tomen Corporation:

In September 2000, the Company invested approximately $485 (50.0 million Yen) in shares of its largest distributor’s parent company, Tomen Ltd. (“Tomen”), a Japanese distributor (see Note 1), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available-for-sale marketable securities.

On December 31, 2002, an evaluation by the Company’s management indicated that the decline in value of Tomen stock was other than temporary in accordance with SAB No. 59. As a result, the Company recognized a loss in its investment in Tomen in the amount of $203, which was recorded as “impairment of available-for-sale marketable securities” in the consolidated statements of income for the year 2002.

During the first quarter of 2004, the Company sold all of its holdings in Tomen for gross proceeds of approximately $773, resulting in a capital gain of approximately $490.

NOTE 7:    INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Year ended December 31,
	2004	2003
Cost:
Patents	$4,009	$1,885
Workforce	570	570

Total	4,579	2,455
Less—accumulated amortization:
Patents	866	291
Workforce	231	88

	1,097	379

Amortized cost	$3,482	$2,076

Intangible assets represent the acquisition of patents and workforce acquired, upon the purchase of substantially all of the assets of Bermai in 2004 and the acquisition of Teleman in 2003. (See Note 1).

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expenses amounted to $718 for the year ended December 31, 2004.

Estimated amortization expenses for the years ended:

Year ended December 31,
2005	$1,145
2006	1,145
2007	765
2008	427

$3,482

NOTE 8:    STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock (the “Preferred Stock”) in one or more series with such designations, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights.

Common stock

Currently, 50,000,000 shares of Common Stock are authorized. Holders of the Common Stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. Subject to the rights of the holders of the Preferred Stock, if any, in the event of liquidation, dissolution or winding up, holders of the Common Stock are entitled to share ratably in all of the Company’s assets. The Company’s Board of Directors may declare a dividend out of funds legally available therefore and, subject to the rights of the holders of the Preferred Stock, if any, the holders of Common Stock are entitled to receive ratably any such dividends.

Holders of Common Stock have no preemptive rights or other subscription rights to convert their shares into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividend policy

As part of the Separation described in Note 1, the Company distributed to its stockholders shares of Ceva’s common stock as a dividend in-kind amounting to $48,428.

At December 31, 2004, the Company had retained earnings of $157,723. The Company has never paid cash dividends on the Common Stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

Share repurchase program

In July 2003, the Company’s Board of Directors approved a share repurchase program for up to 2.5 million shares of Common Stock from time to time on the open market or in privately negotiated transactions. In October 2004, the Board of Directors authorized an additional 2.5 million shares of Common Stock for repurchase under the share repurchase program, increasing the total shares authorized to be repurchased to 9.0 million shares. In

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 and 2003, the Company repurchased 1,577,000 and 746,000 shares, respectively, of the Common Stock at an average purchase price of $20.09 and $21.66 per share, respectively, for an aggregate purchase price of $31,697 and $16,157, respectively. As of December 31, 2004, the balance of the share repurchase program is 3,697,000 shares of Common Stock authorized.

The repurchases of Common Stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6 “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In case the repurchasing cost is lower than the issuance price, the Company credits the difference to additional paid-in capital.

In 2004, 2003 and 2002, the Company issued 145,000, 693,000 and 363,000 shares, respectively, of Common Stock, out of treasury stock, to employees who have exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

Stock purchase plan and stock option plans

The Company has various stock option plans under which employees, consultants, officers, and directors of the Company and its subsidiaries may be granted options to purchase Common Stock. The plans authorize the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the Common Stock on the date the option is granted and non-qualified stock options. It is the Company’s policy to grant options at the fair market value.

Options granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

A summary of the various plans is as follows:

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,130,875 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. As of December 31, 2004, no additional shares of Common Stock are authorized for grant under the Directors’ Plan. The Directors’ Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of Common Stock (the “First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of Common Stock (a “Subsequent Option”) on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of Common Stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months.

Options granted under the Directors’ Plan generally have a term of ten years. 25% of the shares pursuant to the First Option are exercisable after the first year (one-third after the first year for options granted after May

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of Common Stock. The 1998 Plan expires in 2008 and currently provides for the purchase of up to 5,301,881 shares of Common Stock.

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

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months following the year in which the options were granted or the options are vested based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 2,803,416 shares of Common Stock were reserved for issuance as of December 31, 2004 under this plan.

Options under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options under the 2003 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate amount of 700,000 shares of Common Stock for issuance under the ESPP. The ESPP

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 70,000, 52,000 and 49,000 shares issued at a weighted average exercise price of $13.61 $12.40 and $16.98 under the ESPP in 2004, 2003 and 2002, respectively.

Options Granted to New Employees

In order to induce former Bermai employees to join the Company, such employees were granted employment inducement stock options to purchase a total of 239,000 shares of Common Stock. These option grants have an exercise price of $22.67 per share and will vest over a period of four years.

Stock reserved for future issuance

Shares of Common Stock available for future issuance outstanding as of December 31, 2004, are as follows:

In thousands
Employee stock purchase plan	140
Stock options	649
Undesignated Preferred Stock	5,000

5,789

The following is a summary of the Company’s stock options granted among the various plans:

	Year ended December 31,
	2004		2003			2002
	Amount of options In thousands	Weighted average exercise price $	Amount of options In thousands		Weighted average exercise price $	Amount of options In thousands	Weighted average exercise price $
Options outstanding at beginning of year	7,014	20.04	6,308		17.03	5,725	21.91
Changes during the year:
Granted	1,569	23.41	2,482	*	21.68	1,376	19.22
Exercised	(760)	15.81	(1,676)		11.19	(251)	9.42
Forfeited and cancelled	(368)	24.64	(100	)*	18.77	(514)	24.44
Restructuring adjustments(1):
Old exercise price	—	—	—		—	(6,338)	21.52
New exercise price	—	—	—		—	6,338	17.01
Additional grants	—	—	—		—	1,116	17.01
Separation of Ceva’s employees’ options	—	—	—		—	(1,144)	17.41

Options outstanding at end of year	7,455	20.95	7,014		20.04	6,308	17.03

Options exercisable at end of year	3,873	21.03	2,997		21.02	3,147	17.31

*	Excluding options to purchase 876,000 shares of Common Stock that were cancelled and re-granted pursuant to Israeli tax reform.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under the options plans related to Ceva employees post the Separation date:

	Year ended December 31, 2004		Year ended December 31, 2003
	Number of options In thousands	Weighted average exercise price $	Number of options In thousands	Weighted average exercise price $
Options outstanding at the beginning of the year	657	21.03	1,056	17.96
Changes during the year:
Exercised	(86)	13.53	(386)	12.47
Forfeited and cancelled	(25)	31.06	(13)	25.79

Options outstanding at end of year	546	21.75	657	21.03

Options exercisable at end of year	476	21.87	503	20.94

In connection with the Separation, all options to purchase Common Stock held by individuals who continued to work for the Company and its subsidiaries and by individuals who transferred to ParthusCeva, that were outstanding on the date of the Separation and that remained unexercised as of this date, were adjusted as follows:

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

The aggregate intrinsic value of the award immediately after the change is not greater than the aggregate intrinsic value of the award immediately prior to the change.

The ratio of the exercise price per share to the market value per share is not reduced.

The Company granted options to purchase an additional 1,116,000 shares of Common Stock to its continuing employees as part of the adjustment described above. The weighted average exercise price of all the outstanding options was reduced from $21.52 to $17.01 (21%).

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding as of December 31, 2004, have been separated into ranges of exercise price as follows:

	Options outstanding			Options exercisable
Range of exercise price	Outstanding In thousands	Remaining contractual life (years)	Weighted average exercise price	Exercisable In thousands	Remaining contractual life (years)	Weighted average exercise price
$7.76 – $10.87	245	1.15	$7.61	244	1.14	$7.59
$11.26 – $16.81	2,080	4.33	$14.25	1,261	3.99	$14.27
$16.89 – $23.29	2,633	5.05	$19.91	1,099	3.69	$18.86
$23.35 – $34.24	2,798	4.54	$26.77	1,501	3.03	$28.31
$35.17 – $42.73	245	2.44	$36.13	244	2.44	$36.13

	8,001		$20.96	4,349		$21.12

NOTE 9:    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

In prior years, the Company had two reportable segments and thus, the financial statements in prior years included information regarding both reportable segments and geographic areas. After the Separation, the Company has one reportable segment and thus, the financial statements include information regarding geographic areas only.

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2004	2003	2002
Revenue distribution:
United States	$1,238	$1,302	$711
Japan	119,052	119,355	99,795
Europe	1,831	3,063	4,819
Hong Kong	27,700	21,624	11,264
Other	7,690	7,531	8,569

	$157,511	$152,875	$125,158

The following is a summary of long-lived assets within geographic areas based on assets locations:

	December 31,
	2004	2003	2002
Long-lived assets:
United States	$4,270	$6,321	$6,724
Israel	5,563	6,215	3,657
Other	1,832	2,452	113

	$11,665	$14,988	$10,494

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenues from major customers:

	Year ended December 31,
	2004	2003	2002
	%
End customer A*	51%	58%	66%
End customer B*	20%	18%	12%
End customer C	17%	13%	—

*	These revenues were generated through Tomen Electronics, the Company’s largest distributor.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under noncancelable operating leases. The Company has significant leased facilities in Herzelia Pituach, Israel and in California. The lease agreement for the Israeli facilities is effective until November 2008. The Company has various agreements for its facilities in the U.S. terminating in 2005-2009. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2006. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2005. The Company has operating lease agreements for its vehicles, which terminate in 2005 to 2007.

At December 31, 2004, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its vehicles and facilities:

Year ended December 31,
2005	$2,731
2006	2,378
2007	1,348
2008	948
2009	199

$7,604

Claims

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that it may be infringing patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that the Company’s TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of the Company’s TrueSpeech 8.5 licensees, for infringement. During 2002, the Company created a provision, which was included in the costs of revenues, in respect of this legal exposure. The Company and its legal counsel currently believe that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11:    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2004	2003	2002
Domestic taxes:
Federal taxes:
Current	$15,637	$2,259	$1,451
Deferred	(2,929)	(82)	(3,549)

	12,708	2,177	(2,098)

State taxes:
Current	1,159	33	357
Deferred	(132)	(10)	(141)

	1,027	23	216

Foreign taxes:
Current	7,679	3,447	2,976
Deferred	68	(272)	(200)

	7,747	3,175	2,776

Taxes on income	$21,482	$5,375	$894

The tax benefits associated with the exercise of non qualified stock options reduced taxes currently payable by $565 in 2004, $685 in 2003 and $324 in 2002. Such benefits were credited to additional paid-in capital.

b.	Income before taxes is comprised as follows:

	Year ended December 31,
	2004	2003	2002
Domestic	$47,461	$5,155	$(8,249)
Foreign	25,115	25,575	21,815

	$72,576	$30,730	$13,566

c.	The cumulative amount of the undistributed earnings of DSP Group Israel, which is intended to be permanently reinvested and for which U.S. income taxes have not been paid, totaled approximately $37,292 at December 31, 2004. Subsequent to the balance sheet date, the Board of Directors of DSP Group Israel approved the capitalization of such amount.

d.	A reconciliation between the Company’s effective tax rate, assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate, is as follows:

	Year ended December 31,
	2004	2003	2002
Income before taxes on income	$72,576	$30,730	$13,566

Theoretical tax at US statutory tax rate (35%)	$25,402	$10,756	$4,748
State taxes, net of federal benefit	667	16	235
Goodwill impairment	1,506	—	—
Foreign income taxed at rates other than U.S. rate	(5,514)	(5,785)	(4,859)
Other individually immaterial items	(579)	388	770

	$21,482	$5,375	$894

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

e.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2004	2003
Deferred tax assets (short-term):
Tax credit carry forward	$—	$43
Reserves and accruals	1,168	1,220
Other	—	63

Total deferred tax assets and long-term tax assets	$1,168	$1,326

Deferred tax assets (liabilities), net (long-term):
Investment in AudioCodes	$—	$(15,232)
Intangible assets	1,208	272
Other	202	368

Total deferred tax assets (liabilities), net	1,410	(14,592)

Total net deferred tax assets (liabilities)	$2,578	$(13,266)

Management believes that the deferred net tax assets will be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance was not provided. U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $37 million of the undistributed earnings of DSP Group Israel. The Company intends to invest these earnings indefinitely in operations outside the U.S.

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (the “Israeli Law”):

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

Through December 31, 2004, DSP Group Israel has met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments in share capital.

Should DSP Group Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard rate of 35% and could be required to refund tax benefits already received.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

As of December 31, 2004, approximately $8,291 were derived from tax exempt profits earned by DSP Group Israel’s “Approved Enterprises”. The Company has determined that such tax-exempt income will not be distributed as dividends. Accordingly, no deferred income taxes have been provided on income attributable to DSP Group Israel’s “Approved Enterprise.”

If the retained tax-exempt income is distributed in a manner other than in the complete liquidation of the Company, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative tax benefits (currently—10%) and an income tax liability of approximately $829 would be incurred as of December 31, 2004.

Income from DSP Group Israel from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the standard corporate tax rate in Israel of 35%.

By virtue of the Israeli Law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

g.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Group Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years, and accelerated depreciation.

h.	Separation of Ceva, Ltd.:

DSP Group Israel obtained a tax ruling for the tax-exempt treatment of the Separation pursuant to section 105A(a) of the Israeli Income Tax Ordinance (“section 105”). Under section 105 and according to the ruling, the majority of the assets that remain in DSP Group Israel cannot be sold for a two-year period from the date of Separation and is subject to other requirements as determined by law.

As part of the Separation, certain fractions of the approved plans were assigned to Ceva in accordance with the relevant turnover that derives from each activity.

Income from “Alternative plan benefits” is subject to corporate tax income upon distribution to the stockholders. Prior to the Separation, and according to the Income Tax Authority ruling, DSP Group Israel has capitalized all accrued revenues that were accrued until October 30, 2002.

See Note 1 in respect of the ruling obtained from U.S. Internal Revenue Service.

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

i.	Amendment 132 to the Israeli Income Tax Ordinance:

In July 2002, Amendment 132 to the Israeli Income Tax Ordinance (the “2002 Amendment”) was approved by the Israeli parliament and has been effective since January 1, 2003. The principal objectives of the 2002 Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on employment income.

There are no material implications of the 2002 Amendment applicable to the Company, except for certain modifications in the qualified taxation tracks of employee stock options. As a result, in 2003, the Company adopted an Israeli Appendix to the 1993, 1998 and 2001 plans, which complies with the Israeli tax reforms, and established the 2003 Plan.

j.	Reduction in corporate tax rate:

On June 2004, the Israeli Parliament approved an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), which progressively reduces the corporate tax rate from 36% to 35% in 2004 and to a rate of 30% in 2007.

NOTE 12:    NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Year ended December 31,
	2004	2003	2002
Numerator:
Income from continuing operations	$51,094	$25,355	$12,672

Income from discontinued operations of Ceva	$—	$—	$2,470

Net income	$51,094	$25,355	$15,142

Denominator:

Weighted average number of shares of Common Stock outstanding during the year used to compute basic net earnings per share (in thousands)	27,959	27,912	27,070
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,133	1,681	971

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	29,092	29,593	28,041

Basic net earnings per share	$1.79	$0.91	$0.56

Diluted net earnings per share	$1.70	$0.86	$0.54

Basic earnings per share (continuing operations)	$1.79	$0.91	$0.47

Diluted earnings per share (continuing operations)	$1.70	$0.86	$0.45

Basic earnings per share (discontinued operations)	$—	$—	$0.09

Diluted earnings per share (discontinued operations)	$—	$—	$0.09

DSP GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13:    DISCONTINUED OPERATIONS

Pursuant to the Combination Agreement entered into on April 4, 2002, the Company agreed to affect a combination of its DSP cores licensing business (which the Company transferred to Ceva) with the business of Parthus. The Separation and Combination was completed on November 1, 2002. This transaction was accounted for in accordance with Statements of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal or Long Lived Assets”. For more details about the Separation and Combination, see Note 1.

As a result of the Separation and Combination, the results of operations, including revenue, operating expenses, financial income and income taxes of the DSP cores licensing business for the year ended December 31, 2002, have been reclassified in the accompanying statements of income as discontinued operations.

As of the date of Separation, Ceva’s trade receivable remained with the Company.

The results of operations of the DSP cores licensing business transferred to Ceva, which were reported separately as discontinued operations in the statement of income for the year ended December 31, 2002, are summarized as follows:

Year ended December 31, 2002
Revenues	$14,122
Cost of revenues	1,058

Gross profit	13,064

Operating expenses:
Research and development, net	5,208
Selling and marketing	2,436
General and administrative	2,608

Total operating expenses	10,252

Operating income	2,812
Disposal of assets and liabilities	393
Financial income, net	78

Income before taxes on income	3,283
Taxes on income	813

Net income from discontinued operations	$2,470

Net earnings per share for discontinued operations:
Basic	$0.09

Diluted	$0.09

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of DSP GROUP, INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DSP GROUP, INC. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DSP GROUP, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DSP GROUP, INC. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DSP GROUP, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DSP GROUP, INC. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of DSP GROUP, INC. and its subsidiaries and our report dated March 14, 2005 expressed an unqualified opinion thereon.

KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

March 14, 2005

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Index to Financial Statements.

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description

Valuation and Qualifying Accounts	Schedule II
Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global	Exhibit 23.1

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2004.

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

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

Exhibit Number	Description
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

10.3

Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.4

Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.5

Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

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

Exhibit Number	Description
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

10.12	Reserved.

10.13	Reserved.

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

10.16	Reserved.

10.17	Reserved

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

10.22	Reserved.

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

Exhibit Number	Description
10.41

Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.42

Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.43

Employment Agreement, dated June 16, 2004, by and between the Registrant and Inon Beracha (filed as Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.44

Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).†

10.45	Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel.*

10.46

Lease Agreement by and between Mission West Properties, L.P. and DSP Group, Inc., dated April 15, 2004, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California.*

21.1	Subsidiaries of DSP Group.*

23.1	Consent of Kost Forer Gabbay & Kassierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See page 81 of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Executive Officer.*

*	Filed herewith.
†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP Group, Inc.

By:	/s/ ELIYAHU AYALON
Eliyahu Ayalon
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:  March 15, 2005

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

Signature	Title	Date

/s/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ MOSHE ZELNIK Moshe Zelnik	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005

/s/ ZVI LIMON Zvi Limon	Director	March 15, 2005

/s/ YAIR SHAMIR Yair Shamir	Director	March 15, 2005

/s/ YAIR SEROUSSI Yair Seroussi	Director	March 15, 2005

/s/ LOUIS SILVER Louis Silver	Director	March 15, 2005

/s/ PATRICK TANGUY Patrick Tanguy	Director	March 15, 2005

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts	200	218	418
Sales returns reserve	123	—	123
Year ended December 31, 2002:
Allowance for doubtful accounts	418	(79)	339
Sales returns reserve	123	—	123
Year ended December 31, 2003:
Allowance for doubtful accounts	339	369	708
Sales returns reserve	123	—	123
Year ended December 31, 2004:
Allowance for doubtful accounts	708	—	708
Sales return reserve	123	—	123