Form 10-K/A
period 2004-12-31
DSP GROUP INC /DE/
filed 2005-05-02
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). No other changes have been made to the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 15, 2005.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to our executive officers and directors as of April 30, 2005:

Name	Age	Position
Eliyahu Ayalon	62	Executive Chairman of the Board of Directors
Inon Beracha	43	Chief Executive Officer
Boaz Edan	46	Chief Operating Officer
Moshe Zelnik	50	Vice President, Finance, Chief Financial Officer and Secretary
Eli Fogel	57	Senior Vice President and Chief Technology Officer
Zvi Limon(1)(2)	46	Director
Yair Seroussi(2)(3)	49	Director
Yair Shamir(1)(2)	59	Director
Louis Silver(1)(3)	51	Director
Patrick Tanguy(2)(3)	45	Director

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nomination and corporate governance committee

Eliyahu Ayalon joined us in April 1996 as President, Chief Executive Officer and director. In January 2000, Mr. Ayalon was appointed to serve as Chairman of our board. In April 2005, Mr. Ayalon resigned his position as Chief Executive Officer and became our Executive Chairman. Mr. Ayalon is also a member of the board of directors of Ceva, Inc. (f.k.a. ParthusCeva, Inc.), a developer and licensor of DSP cores and related platform-level IP to the semiconductor industry, as of November 2002, and was the Chairman until February 2005. Mr. Ayalon previously served as President and Chief Executive Officer of Mennen from May 1992 to April 1996. Mr. Ayalon is a member of the Board of Governors of the Technion-Israel Institute of Technology.

Inon Beracha joined us in June 2004 as Senior Vice President, Manager of the DECT Division. In April 2005, he was appointed as our Chief Executive Officer. Mr. Beracha was a Co-Founder of Ceragon Networks Ltd., a provider of broadband wireless networking systems, where he served as the company’s Deputy Chief Executive Officer from 1997 to 2004. Prior to co-founding Ceragon, Mr. Beracha was Vice President of the Electronic Research and Development Department of the Israeli Ministry of Defense where he designed, developed and managed the production of wireless communication systems.

Boaz Edan joined us in May 1999 as Vice President, Operations and served as Senior Vice President, Products Division Manager until October 2002 whereby he became our Chief Operating Officer. Mr. Edan previously served as Material Director of Tower Semiconductor Ltd., a foundry manufacturer of semiconductor integrated circuits, from 1996 to May 1999.

Moshe Zelnik joined us in May 1999 as Vice President of Finance, Chief Financial Officer and Secretary. Mr. Zelnik previously served as Senior Vice President and Chief Financial Officer of Mennen from May 1994 to April 1999.

Eli Fogel joined us in July 2003 as Senior Vice President & Chief Technology Officer. Mr. Fogel served as Senior Vice President for Engineering & Chief Technology Officer at DSP Communication from 1996 to 1999 (later on acquired by Intel). At Intel, Mr. Fogel served as the Chief Technology Officer of the Cellular Communication Division.

Zvi Limon has served as one of our directors since February 1999. Since 1998, Mr. Limon has been a partner at Magnum Communications Fund, an investment fund. He served as Chairman of Limon Holdings Ltd., a consulting and investment advisory firm, from October 1993 to July 2000. The Company elected and agreed to nominate Mr. Limon to the board of directors as a representative of Magnum Technology, Ltd. under certain conditions pursuant to the terms of a stock purchase agreement, dated February 11, 1999, with Magnum, filed as an exhibit to our quarterly report on form 10-Q for the quarter ended March 31, 1999. Since November 2002, Mr. Limon is also a member of the board of directors of Ceva, Inc., and of several private companies.

Yair Seroussi has served as one of our directors since February 2003. Mr. Seroussi is currently the Managing Director of Amdeal Holdings Ltd., an entity acting as the advisory director of Morgan Stanley in charge of its activities in Israel since 1993. Since 2002, Mr. Seroussi also has served as Chairman of Eyal Microwave, a designer and manufacturer of microwave applications. Mr. Seroussi also serves as a director of Israel Corp., an Israeli holding company traded on the The Tel-Aviv Stock Exchange, and Aspen Real Estate, a real estate company traded n the The Tel-Aviv Stock Exchange. Mr. Seroussi is also on the Board of Governors of the Hebrew University.

Yair Shamir has served as one of our director since October 1996. He has served as Chairman of VCON Telecommunications, Ltd., a developer and marketer of video conference systems, since 2000 and its Chief Executive Officer from February 1997 to January 2005. From 2000 to present, Mr. Shamir has served as the Chairman of Catalyst Fund L.P., a venture capital firm. From January 2005 to present, Mr. Shamir has also served as the Chairman of Shamir Optical Industry Ltd, a leading designer, manufacturer and distributor of progressive spectacle lenses for presbyopia. Mr. Shamir currently serves as a director of Mercury Interactive, a provider of performance management solutions; and Orckit Communications, Limited, a developer and manufacturer of local loop communications systems.

Louis Silver has served as one of our directors since November 1999. Mr. Silver is currently self-employed. Since November 2002, Mr. Silver is also a member of the board of directors of Ceva, Inc. He served as an advisor and counsel to the Discount Bank & Trust Company, an international bank, from September 1996 to July 2002. From April 1992 to December 1995, Mr. Silver served as Vice President, Secretary and General Counsel of Sapiens International, a provider of enterprise-wide, mission-central business solutions.

Patrick Tanguy has served as one of our directors since November 1999. Since April 2004, Mr. Tanguy has been the President of Monne-Decroix, a real estate development company. He served as Chief Executive Officer of Technal Group, an aluminum building systems company, from 1999 to March 2004. From May 1998 to September 1999, Mr. Tanguy served as a director of Hays DX France, an express transport services company. From August 1993 to April 1998, he served as the Chairman of Groupe DAFSA, a supplier of economic data and financial information about French companies.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The audit committee currently consists of Messrs. Limon, Seroussi, Shamir and Tanguy. The audit committee is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. In addition, the audit committee is responsible for approving the audit and non-audit services performed by our independent auditors and for reviewing and evaluating our accounting principles and our system of internal accounting controls. Additional duties and powers of the audit committee are set forth in its amended and restated charter, which was adopted and approved in November 2002 and further amended in July 2003 and January 2005, and a copy of which is available on our website at www.dspg.com. The audit committee has also established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

After considering transactions and relationships between each member of the audit committee or his immediate family and the company and our subsidiaries and reviewing the qualifications of the members of the audit committee, our board of directors has determined that all current members of the audit committee are (1) “independent” as that term is defined in Section 10A of the Exchange Act; (2) “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers; and (3) financially literate and have the requisite financial sophistication as required by the Nasdaq rules applicable to issuers listed on the Nasdaq National Market.

Furthermore, our board of directors has determined that Mr. Tanguy qualifies as an audit committee financial expert, as defined by the applicable rules of the Exchange Act, pursuant to the fact that, among other things, he is currently the Chief Executive Officer of Monne-Decroix, and was the Chief Executive Officer of Technal Group and in those capacities has acquired the relevant experience and expertise and has the attributes set forth in the applicable rules as being required for an audit committee financial expert.

Item 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation of our Named Executive Officers who are the Chief Executive Officer and our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during the 2004 fiscal year. There were no other executive officers whose total salary and bonus exceeded $100,000 during the 2004 fiscal year. The following table also summarizes the total compensation earned by each Named Executive Officer for our fiscal years 2002, 2003 and 2004.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus(2)	Securities Underlying Options
Eliyahu Ayalon(3) Executive Chairman of the Board	2004 2003 2002	$532,000 607,000 341,653	$500,000 700,000 950,000	— 500,000 250,000	(5)(6) (5)(6)

Inon Beracha(4) Chief Executive Officer	2004 2003 2002	$116,000 — —	$80,000 — —	120,000 — —

Boaz Edan Chief Operating Officer	2004 2003 2002	$227,000 274,000 195,391	$150,000 200,000 200,000	— 300,000 126,515	(5)(6) (5)(6)

Moshe Zelnik Vice President, Finance Chief Financial Officer and Secretary	2004 2003 2002	$162,000 176,000 155,258	$80,000 104,000 104,000	— 70,000 88,560	(5)(6) (5)

(1)	The salaries of officers located in Israel include social benefit payments and car allowances. Social benefits in Israel for the year 2003 include the national insurance payments made by us for income derived from exercise of options and bonus payments in accordance with Israeli law.
(2)	Our executive officers are eligible for annual cash bonuses. Such bonuses are generally based upon achievement of corporate performance objectives determined by the compensation committee. Bonuses are awarded by the compensation committee based upon individual, as well as corporate performance. We pay bonuses in the year following the year the bonuses were earned.
(3)	Mr. Ayalon was our Chief Executive Officer for all of fiscal years 2002, 2003 and 2004 to which the Summary Compensation Table relates. Mr. Ayalon became our Executive Chairman in April 2005. $157,592 of the salary and $199,185 of the bonus for fiscal year 2002 paid by us were related to amounts allocated to services provided by Mr. Ayalon to Ceva, Inc., a predecessor of Ceva, Inc. (f.k.a. ParthusCeva, Inc.) prior to the separation of Ceva, Inc. from us and its subsequent combination with Ceva, Inc. (f.k.a. ParthusCeva, Inc.). The compensation information relating to Mr. Ayalon does not include compensation he receives for his services as Chairman of the board of directors of Ceva, Inc. (f.k.a. ParthusCeva, Inc.) after the separation.
(4)	Mr. Beracha became an executive officer of our company in June 2004, and became our Chief Executive Officer in April 2005. His salary and bonus for 2004 were prorated for the year.
(5)	The Company’s past practice was to grant options to its officers at the beginning of each year. Due to Israeli tax optimization considerations, options to purchase 250,000, 150,000 and 20,000 shares of common stock were granted to Messrs. Ayalon, Edan and Zelnik, respectively, in December 4, 2003 rather than January 2004.
(6)	In March 2005, Messrs. Ayalon and Edan voluntarily surrendered to the Company for cancellation an option to purchase 125,000 and 75,000 shares of common stock, respectively, which was a portion of the option granted to them on December 4, 2003.

We did not include in the foregoing table for each Named Executive Officer the aggregate value of such benefits which cannot be precisely ascertained but which is the lesser of either (a) 10% of the salary and bonus paid to such executive officer, or (b) $50,000.

Option Grants

The following table sets forth certain information with respect to stock options granted to Mr. Beracha during 2004. None of the other Named Executive Officers received an option grant in 2004. Our past practice was to grant options to executive officers at the beginning of each year. Due to Israeli tax optimization considerations, options to purchase 250,000, 150,000 and 20,000 shares of common stock were granted to Messrs. Ayalon, Edan and Zelnik, respectively, on December 4, 2003 rather than January 2004. In March 2005, Messrs. Ayalon and Edan voluntarily surrendered to us for cancellation their option to purchase 125,000 and 75,000 shares of common stock, respectively, which was a portion of the options granted to them in December 2003. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Option Grants in 2004

Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2004(3)	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Inon Beracha(1)(2)	120,000	8.17%	$21.92	July 16, 2011	$1,140,066	$2,591,382

(1)	These options were granted under our 2001 Stock Incentive Plan.
(2)	25% of the shares of common stock subject to the option grant vest on the one-year anniversary of the date of the grant and 6.25% each quarter thereafter.
(3)	Calculated based on options to purchase a total of 1,469,500 shares of our common stock granted to our employees and directors during 2004. The aggregate option number does not include an option to purchase 100,000 shares of our common stock granted to Zvi Limon in 2004 that was voluntarily surrendered to us for cancellation in March 2005.

Option Exercises and Option Values

The following table sets forth information concerning option exercises during 2004 and the aggregate value of unexercised options at December 31, 2004 held by each of the Named Executive Officers.

Aggregated Option Exercises in 2004

and Option Values at December 31, 2004

	Aggregate Option Exercises in 2004		Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
Name	Shares Acquired on Exercise	Value Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eliyahu Ayalon	167,600	1,437,890	619,900	250,000	1,782,218	974,619
Inon Beracha	—	—	—	120,000	—	49,200
Boaz Edan	169,210	1,581,465	210,890	192,810	694,189	749,389
Moshe Zelnik	70,849	648,307	114,961	77,124	247,846	332,474

(1)	Calculated on the basis of the closing price of our common stock as reported on the Nasdaq National Market on December 31, 2004 of $22.33 per share, minus the exercise price.
(2)	Calculated on the basis of the broker’s reported sale price of our common stock subject to the option, minus the exercise price.

Compensation of Directors

Directors who are also employees do not receive any additional compensation for their services as directors. Directors who are not employees receive an annual retainer of $32,000, payable in quarterly installments of $8,000 each. The retainer contemplates attendance at four board meetings per year. Additional board meetings of a face-to-face nature are compensated at a rate of $1,000 per meeting. In addition, committee meetings of a face-to-face nature and on a telephonic basis are compensated at a rate of $1,000 per meeting. All directors are reimbursed for expenses incurred in connection with attending board and committee meetings.

Each of our outside directors is also entitled to participate in our 1993 Director Stock Option Plan. The director option plan provides for the grant of non-statutory options to our non-employee directors. The director option plan is designed to work automatically; however, to the extent administration is necessary, it will be provided by our board of directors. The director option plan provides that each eligible director is granted an option on the date on which he first becomes a director (the “First Option”). Thereafter, each outside director is granted a subsequent option on January 1 of each year if, on such date, he shall have served on our board of directors for at least six months (a “Subsequent Option”). In addition, an additional option (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the board on which he shall have served as a chairperson for at least six months. In May 2004, our board of directors reduced the number of options granted to our directors such that a First Option shall consist of an option grant to purchase 30,000 shares of common stock rather than 60,000 shares previously granted; a Subsequent Option shall consist of an option grant to purchase 15,000 shares of common stock rather than 20,000 shares previously granted; and a Committee Option shall consist of an option grant to purchase 15,000 shares of common stock, rather than 20,000 shares previously granted. All other terms of the director options remained unchanged.

On January 1, 2004, each of Messrs. Limon, Shamir, Seroussi, Silver and Tanguy was granted a Subsequent Option (20,000), at an exercise price of $24.95 per share, under the 1993 Director Stock Option Plan. Additionally, each of Messrs. Limon and Shamir also was granted a Committee Option (20,000) for their services as the chairperson of the audit committee and compensation committee, respectively, at an exercise price of $24.95 per share, under the director option plan.

On January 27, 2004, Mr. Limon, was granted an option to purchase 200,000 shares of common stock, at an exercise price of $27.09 per share, under the 2003 Israeli Share Option plan for his services as the Chairman of our Strategic Planning Committee. On March 9, 2004, Mr. Limon voluntarily surrendered to us for cancellation an option to purchase 100,000 shares of common stock, which was a portion of the option granted to him in January 2004.

Employment Agreements

The following Named Executive Officers have written employment agreements with us: Messrs. Ayalon, Beracha, Edan and Zelnik.

In April 1996, Mr. Ayalon entered into an employment agreement with DSP Group, Ltd., our wholly-owned subsidiary in Israel (“DSP Israel”), pursuant to which Mr. Ayalon was to serve as our President and Chief Executive Officer. The term of the agreement is indefinite. The agreement originally provided for a fixed monthly salary of NIS 47,000 (approximately U.S. $11,217), which has been adjusted from time to time by the board and currently provides for an annual base salary of U.S. $350,000. Mr. Ayalon is also entitled to an annual bonus, the amount of which is determined in the sole discretion of the board. The agreement may be terminated by us or Mr. Ayalon, without cause (as defined in the agreement), upon a six-month advance written notice. Mr. Ayalon’s employment agreement was amended in November 1997 to provide for the following: (i) Mr. Ayalon’s base compensation shall be fixed at the commencement of each year, but shall not be subject to reduction during the term of the agreement, (ii) if Mr. Ayalon terminates the agreement without good reason or if we terminate the agreement for cause, then no further payments shall be made to Mr. Ayalon pursuant to the agreement and he shall be subject to a one-year prohibition against competition in addition to the customary prohibitions against disclosure of trade secrets, (iii) upon our change of control or if the agreement is terminated by Mr. Ayalon for good reason or by us without cause, then all rights of Mr. Ayalon under the agreement would continue for two years and all options held by Mr. Ayalon shall accelerate and immediately vest and be exercisable in whole or in part at any time during the remaining two-year term of the agreement, and (iv) in the event of death or permanent disability of Mr. Ayalon, all options shall accelerate and immediately vest. The board further amended Mr. Ayalon’s agreement in April 2000 to provide that if Mr. Ayalon terminates the agreement voluntarily at any time, provided that he gives a 12-months advance written notice, all options held by Mr. Ayalon shall be fully vested six months after the date of the notice. Additionally, these amendments provided that all vested options held by Mr. Ayalon upon the date of his cessation of employment with us for any reason shall be exercisable for a period of two years. In April 2005, Mr. Ayalon resigned his position as Chief Executive Officer and became our Executive Chairman.

In June 2004, Mr. Beracha entered into an employment agreement with DSP Israel, pursuant to which Mr. Beracha is to serve as our Senior Vice President and DECT Division Manager. The term of the agreement is indefinite. Effective April 1, 2005, and in connection with his appointment as our new Chief Executive Officer, Mr. Beracha’s annual salary was increased to $200,000, subject to adjustment from time to time. Mr. Beracha also is entitled to an annual bonus, the amount of which is determined in our sole discretion. The agreement may be terminated by us or Mr. Beracha upon a 90-days advance written notice. However, we have the right to terminate Mr. Beracha’s employment without prior notice under specified circumstances. In such a case, Mr. Beracha shall be paid the amount due to him under the prior notice period at the rate of his then current salary for such period.

In May 1999, Mr. Edan entered into an employment agreement with DSP Israel, pursuant to which Mr. Edan is to serve as our Vice President of Operations. As of October 2002, Mr. Edan became our Chief Operating Officer and his annual salary was increased to U.S. $160,000, subject to adjustment from time to time. The term of the agreement is indefinite. Mr. Edan also is entitled to an annual bonus, the amount of which is determined in our sole discretion. The agreement may be terminated by us or Mr. Edan upon a 90-day advance written notice. However, we have the right to terminate Mr. Edan’s employment without prior notice. In such a case, Mr. Edan shall be paid the amount due to him under the prior notice period at the rate of his then current salary for such period. In July 2003, we agreed to amend all of Mr. Edan’s outstanding option agreements to provide that in the event of his termination by us without cause, all of his options would vest upon termination and could be exercised for a period of two years following termination. Also, in the event Mr. Edan’s employment was terminated because of his death or permanent disability, all of his options would accelerate and immediately vest.

In May 1999, Mr. Zelnik entered into an employment agreement with DSP Israel, pursuant to which Mr. Zelnik is to serve as our Vice President, Finance and Chief Financial Officer. The term of the agreement is indefinite. Effective April 1, 2005, Mr. Zelnik’s annual salary was increased to $140,000, subject to adjustment from time to time. Mr. Zelnik also is entitled to an annual bonus, the amount of which is determined in our sole discretion. The agreement may be terminated by us or Mr. Zelnik upon a 90-days advance written notice. However, we have the right to terminate Mr. Zelnik’s employment without prior notice under specified circumstances. In such a case, Mr. Zelnik shall be paid the amount due to him under the prior notice period at the rate of his then current salary for such period.

Compensation Committee Interlocks and Insider Participation

Our compensation committee during 2004 consisted of Messrs. Limon, Shamir and Silver; Mr. Shamir served as its Chairman. No member of this committee is a present or former officer or employee of the company or any of our subsidiaries. Mr. Silver is a member of the compensation committee of the board of directors of Ceva, Inc. (f.k.a. ParthusCeva, Inc.), and Mr. Ayalon, our Executive Chairman of the board of directors, is the Chairman of the board of directors of Ceva, Inc. (f.k.a. ParthusCeva, Inc.). Other than as noted with respect to Mr. Ayalon, none of our executive officers served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board or compensation committee.

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

The compensation committee of the Company’s board of directors, which is comprised solely of independent, non-employee board members, has the authority and responsibility to establish the overall compensation strategy for the Company, including salary and bonus levels, administer the Company’s incentive compensation and benefit plans, 401(k) plans, and stock option and purchase plans, and review and make recommendations to the board of directors with respect to the Company’s executive compensation. Messrs. Limon, Shamir and Silver were the members of the compensation committee in fiscal year 2004.

Compensation Policy.    The Company’s compensation policy, as established by the compensation committee, states that the executive officers’ total annual cash compensation should vary with the performance of the Company and that long-term incentives awarded to such officers should be aligned with the interest of the Company’s stockholders. The Company designed its executive compensation program to attract and retain executive officers who will contribute to the Company’s long-term success, to reward executive officers who contribute to the Company’s financial performance and to link executive officer compensation and stockholder interests through the grant of stock options under the 2001 Stock Incentive Plan (the “2001 Stock Plan”).

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

Bonus.    For the fiscal year ended December 31, 2004, the compensation committee evaluated the performance of, and set the bonuses payable to, the Chief Executive Officer and the other executive officers of the Company. The performance factors utilized by the compensation committee in determining whether bonuses should be awarded to the Company’s executive officers included the following: (1) increased sales of the Company’s products and changes in profitability of the Company during fiscal 2004; (2) the officer’s overall individual performance in his position and his relative contribution to the Company’s performance during the year; and (3) the desire of the board of directors to retain the executive officer in the face of considerable competition for executive talent within the industry. The board of directors or the compensation committee in the future may modify the foregoing criteria or select other performance factors with respect to bonuses paid to executive officers for any given fiscal year.

Long-term Incentive Compensation.    The Company believes that stock option grants (1) align executive officer interests with stockholder interests by creating a direct link between compensation and stockholder return; (2) give executive officers a significant, long-term interest in the Company’s success; and (3) help retain key executive officers in a competitive market for executive talent.

The 2001 Stock Plan authorizes the board of directors, or a committee thereof, to grant stock options to employees and consultants of the Company, including the executive officers. Stock option grants are made from time to time to executive officers whose contributions have or will have a significant impact on the Company’s long-term performance. The Company’s determination of whether stock option grants are appropriate is based upon individual performance measures established for each individual on an annual basis. Options are not necessarily granted to each executive officer during each year. Generally, options granted to executive officers vest as to 25% of the grant on the first anniversary of the date of grant with the remaining options vesting quarterly over the next three years and expire seven years from the date of grant. Details on stock options granted to certain executive officers in 2004 are provided in the table entitled “Option Grants in 2004” contained in this proxy statement.

Compensation of Chief Executive Officer.    The board of directors considered the following factors in evaluating the performance of, and setting the bonus compensation for, Mr. Ayalon, the Company’s Chairman of the board and Chief Executive Officer: (1) the changes in the net income of the Company from the prior year, (2) the Company’s stock price, (3) his contribution to an enhanced research and development strategy in response to changing market trends, (4) his contribution to the hiring and retention of top management personnel, and (5) the time and effort that Mr. Ayalon individually applied in connection with the execution of his duties. The compensation committee believes that the salary, bonus and long-term incentive compensation paid to Mr. Ayalon for the fiscal year ended December 31, 2004 were appropriate based on the above criteria.

Compensation Policy Regarding Deductibility.    Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation’s executive officers. The limitation applies only to compensation which is not considered to be performance-based. The 1991 Employee and Consultant Stock Plan (the “1991 Stock Plan”) and the 2001 Stock Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under the respective plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The compensation committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant, and may use such exemptions in addition to the exemption contemplated under the 1991 Stock Plan and the 2001 Stock Plan.

Submitted by the compensation committee:

Zvi Limon

Yair Shamir

Louis Silver

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 1999 and ends on December 31, 2004, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 1999, and the reinvestment of any dividends.

Comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Copyright© 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 1, 2005, by (i) each stockholder known to us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) the Named Exeutive Officers; and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Shares Beneficially Owned(2)	Approximate Percent Beneficially Owned(3)
Citigroup Inc. 399 Park Avenue New York, NY 10043(4)	1,567,666	5.65%
FMR Corp. c/o 82 Devonshire Street Boston, Massachusetts 02109(5)	1,610,370	5.70%
Massachusetts Financial Services Company 500 Boylston Street Boston, Massachusetts 02116(6)	2,023,719	7.17%
Eliyahu Ayalon(7)	753,509	2.60%
Inon Beracha	—	—
Boaz Edan(8)	257,216	*
Moshe Zelnik(9)	106,991	*
Zvi Limon(10)	95,868	*
Yair Seroussi(11)	25,303	*
Yair Shamir(12)	47,752	*
Louis Silver(13)	114,595	*
Patrick Tanguy(14)	101,894	*
All directors and executive officers as a group (10 persons)(15)	1,555,628	5.51%

*	Less than 1%
(1)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o DSP Group, Inc., 3120 Scott Boulevard, Santa Clara, California 95054.
(2)	To our knowledge, except as set forth in the footnotes to this table, and subject to applicable community property laws, each person named in this table has sole voting and investment power with respect to the shares set forth opposite such person’s name.
(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of our common stock, subject to options currently exercisable or that will become exercisable within 60 days of April 1, 2005 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Percentages are based on 28,241,286 shares of our common stock outstanding as of April 1, 2005.
(4)	Citigroup Inc. (“Citigroup”) filed a Schedule 13G, dated February 4, 2005, with the Securities and Exchange Commission, as a reporting group, which included Citigroup Global Markets Holdings Inc. (“CCM Holdings”) and Smith Barney Fund Management LLC (“SB Fund”). Citigroup reported beneficial ownership of 1,567,666 shares which included shares held by CCM Holdings and SB Fund. Citigroup did not break out the number of shares held by either CCM Holdings or SB Fund. The reported address for CCM Holdings is 388 Greenwich Street, New York, NY 10013. The reported address for SB Fund is 333 West 34th Street, New York, NY 10001.
(5)	FMR Corp. filed a Schedule 13G, dated February 14, 2005, with the Securities and Exchange Commission on behalf of itself, Edward C. Johnson, III (Chairman of FMR Corp.) and Abigail P. Johnson ( A director of FMR Corp.). FMR Corp. reported beneficial ownership of 1,610,370 shares.

(6)	Massachusetts Financial Services Company filed a Schedule 13F, dated February 10, 2005, with the Securities and Exchange Commission on behalf of itself. Massachusetts Financial Services Company reported beneficial ownership of 2,023,719 shares.
(7)	Includes 744,900 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(8)	Represents 256,472 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(9)	Represents 106,991 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(10)	Represents 95,868 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(11)	Represents 25,303 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(12)	Represents 47,752 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(13)	Includes 4,000 shares of our common stock held by the Adrienne Silver Trust of which Mr. Silver disclaims beneficial ownership and 110,595 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(14)	Represents 101,894 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.
(15)	See footnotes (7) through (14). Includes 1,542,275 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of April 1, 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,102,507	$22.52	645,042	(1)
Equity compensation plans not approved by security holders(2)	5,898,712	$20.41	144,011

Total	8,001,219	$20.96	789,053	(1)

(1)	The amount includes 140,000 shares of common stock available for future issuance under our 1993 Employee Stock Purchase Plan.
(2)	Neither the 1998 Non-Officer Employee Stock Option Plan nor the 2003 Israeli Share Option Plan was previously approved by our stockholders. The total number of shares of common stock available for the grant of options under the 2003 plan is increased on the first day of each calendar year beginning in 2004 by a number of shares equal to three percent of the number of shares of our common stock outstanding as of such date or a lesser number as determined by the administrator of the plan. Furthermore, we granted stock options to purchase a total of 239,000 shares of common stock outside of stockholder-approved stock option plans in connection with our acquisition of Bermai, Inc., as further discussed below.

The following are descriptions of the material features of the Company’s equity compensation plans that have not been approved by the Company’s stockholders:

1998 Non-Officer Employee Stock Option Plan

The Company’s board of directors adopted the Non-Officer Employee Stock Option Plan (the “Non-Officer Option Plan”) in November 1998. A maximum of 128,126 shares of common stock (post adjustment in connection with the separation of the DSP cores licensing business) is currently available for issuance under the Non-Officer Option Plan. The board of directors, or a committee designated by the board of directors, administers the Non-Officer Option Plan. The administrator has the sole discretion to interpret any provision of the Non-Officer Option Plan, and to determine the terms and conditions of awards of non-qualified stock options under the Non-Officer Option Plan. Options currently may be granted to employees of the Company and any parent or subsidiary of the Company. Officers may not be granted options under the Non-Officer Option Plan. The material features of the Non-Officer Option Plan are summarized below.

Term.    The term of each option shall be stated in the applicable option agreement.

Exercise Price.    The exercise price per share of common stock for an option shall be such price as is determined by the administrator.

Vesting.    Each option shall vest in accordance with a schedule as determined by the administrator.

Early Exercise.    An option may include a provision whereby the participant may elect to exercise any part or all of the option prior to vesting of the option. Any unvested shares received pursuant to such exercise may be subject to a repurchase right in favor of the Company or any other restriction the administrator determines to be appropriate.

Transferability.    Options are transferable to the extent provided in the applicable option agreement.

Termination of Employment.    A participant may not exercise an option after the termination of the participant’s employment, director or consulting relationship with the Company or any parent or subsidiary of the Company, except to the extent specified in the applicable option agreement. Where the option agreement permits the exercise of the option following termination of the participant’s employment or other service relationship with the Company or any parent or subsidiary of the Company, the option shall terminate to the extent not exercised on the last day of the specified period or the last day of the term of the option, which ever occurs first.

Acquisition of the Company.    If the Company is acquired whether by sale, transfer of assets, merger or similar transaction, the administrator shall have the authority to provide for the full automatic vesting and exercisability of one or more outstanding unvested options under the Non-Officer Option Plan on such terms and conditions as the administrator may specify.

Amendment and Termination of the Plan.    The Non-Officer Option Plan will continue until it is terminated by the board of directors. The board may amend the Non-Officer Option Plan at any time or from time to time or may suspend or terminate it, without approval of the stockholders, except as required by law. However, no action by the board of directors or stockholders may alter or impair any option previously granted under the Non-Officer Option Plan. No option may be granted during any suspension of or after termination of the Non-Officer Option Plan.

2003 Israeli Share Option Plan

The board of directors adopted the 2003 Israeli Share Option Plan (the “Israeli Option Plan”) in November 2002. In March 2003, the board adopted and approved an amendment and restatement of the Israeli Option Plan to comply with changes in Israeli tax law. The number of shares of common stock available for issuance under the Israeli Option Plan is currently 17,887 shares plus an annual increase to be added on the first business day of each calendar year equal to three percent of the number of shares of common stock of the Company issued and outstanding as of such date or a lesser number of shares as determined by the board of directors. The board of directors, or a committee designated by the board of directors, administers the Israeli Option Plan. The administrator has the sole discretion to interpret any provision of the Israeli Option Plan and to determine the terms and conditions of the options issued under the Israeli Option Plan. Options currently may be granted to employees and other service providers of the Company and any parent or subsidiary of the Company. The material features of the Israeli Option Plan are summarized below.

Term.    The term of each option shall be stated in the applicable option agreement.

Exercise Price.    The exercise price per share of common stock for an option shall be determined by the administrator and set forth in the applicable option agreement.

Vesting.    Each option shall vest in accordance with a schedule as determined by the administrator.

Transferability.    Options are non-transferable except as provided in the option agreement. During the lifetime of the participant, the option may be exercised only by the participant.

Termination of Employment.    In the event a participant’s employment relationship with the Company or any parent or subsidiary of the Company is terminated other than for cause or as a result of death or disability, the vested portion of the option shall be exercisable for 90 days after the date of termination. In the event a participant’s employment relationship with the Company or any parent or subsidiary of the Company is terminated as a result of death or disability, the vested portion of the option shall be exercisable for 12 months after the date of termination. In the event a participant’s employment relationship with the Company or any parent or subsidiary of the Company is terminated for cause, the option shall immediately terminate and cease to be exercisable. In no event shall an option be exercisable after the expiration date of the option.

Acquisition of the Company.    The terms of an option agreement may provide for the full automatic vesting and exercisability of the option in the event the Company is acquired by sale, transfer of assets, merger or similar transaction.

Amendment and Termination of the Israeli Option Plan.    The Israeli Option Plan will terminate in November 2012. The board of directors may amend the Israeli Option Plan at any time or from time to time or may suspend or terminate it, without approval of the stockholders, except as required by law. However, no action by the board of directors or stockholders may alter or impair any option previously granted under the Israeli Option Plan.

Option Grants to New Employees

In connection with our acquisition of certain assets of Bermai Inc. in October 2004, we offered employment to a number of former Bermai employees. In order to induce the former Bermai employees to join our company, such employees were granted employment inducement stock options to purchase a total of 239,000 shares of common stock. These option grants have an exercise price of $22.67 per share and will vest over a period of four years. The options granted to former Bermai employees generally have the same terms and conditions as the options granted under our 1998 Non-Officer Option Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have entered into indemnification agreements with each of our directors and executive officers. Such agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law.

All transactions between us and our officers, directors, principal stockholders and affiliates have been and will be approved by a majority of our board of directors, including a majority of our disinterested, non-employee directors on the board, and have been or will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Kost, Forer, Gabbay & Kasierer performed services for us in fiscal 2003 and 2004 related to financial statement audit work, quarterly reviews, Forms S-8 reviews, tax services, special projects and other ongoing consulting projects. Fees paid to Kost, Forer, Gabbay & Kasierer in fiscal 2003 and 2004 were as follows:

	2003	2004
Audit Fees(1)	$113,000	$147,000
Audit-Related Fees(2)	$19,500	$18,000
Tax Fees(3)	$118,975	$103,000
All Other Fees(4)	$13,755	$3,000

(1)	Audit fees represent fees for the audit of consolidated financial statements for the fiscal year ended December 31, 2004 and the review of financial statements included in our quarterly reports on Form 10-Q.
(2)	Audit-related fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the provision of the audit services.
(3)	Tax fees represent fees for professional services provided in connection with the preparation of our federal and state tax returns and advisory services for other tax compliance matters.
(4)	All other fees represent fees for professional services associated with the approved enterprise status of our Israeli subsidiary. All other fees in 2003 also represent fees for professional services with respect to the acquisition of Teleman Multimedia Inc.

Audit and Non-Audit Services Pre-Approval Policy

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by Kost, Forer, Gabbay & Kasierer, our independent auditors, must be approved in advance by the audit committee to assure that such services do not impair the auditors’ independence from the company. In January 2004, the audit committee adopted an audit and non-audit services pre-approval policy which sets forth the procedures and conditions pursuant to which audit and non-audit services to be performed by the independent auditors are to be pre-approved. Pursuant to the policy, certain services or category of services described in detail in the policy may be pre-approved generally on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of audit services, audit-related services, tax services and other services. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the independent auditors. The audit committee may also pre-approve particular services on a case-by-case basis. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The audit committee may delegate authority to pre-approve audit and non-audit services to any member of the audit committee, but may not delegate such authority to management. Our independent auditors and Director of Finance are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with the pre-approval policy and the fees for the services performed to date.

The audit committee pre-approved 100% of the audit fees in 2003 and 100% in 2004, 85% of the audit-related fees in 2003 and 100% in 2004, 95% of the tax fees in 2003 and 78% in 2004 and 0% of all other fees in 2003 and 0% in 2004. In total, the audit committee pre-approved 90% of the total fees for fiscal 2003 and 91% in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Copies of these reports are also required to be delivered to us.

We believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 2004, all Reporting Persons complied with all applicable filing requirements, except for the inadvertent late Form 4 filings set forth below:

Reporting Person	Number of Late Filings(1)	Number of Transactions Not Reported on a Timely Basis(1)
Louis Silver	1	1
Patrick Tanguy	1	1
Zvi Limon	2	2
Yair Seroussi	1	1
Yair Shamir	1	1
Boaz Edan	3	27
Moshe Zelnik	3	8

(1)	Includes (a) late reports filed during the fiscal year ended December 31, 2004, which may describe transactions that were not reported on a timely basis during the fiscal year ended December 31, 2004, or prior fiscal years, and (b) the number of transactions that were not reported on a timely basis during the fiscal year ended December 31, 2004, or prior fiscal years.

Code of Business Conduct and Ethics

Our board of directors adopted a code of business conduct and ethics in July 2003 and further amended it in January 2005. This code applies to all of our employees and is posted on our web site at www.dspg.com. The code satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as Nasdaq rules applicable to issuers listed on the Nasdaq National Market. The code, among other things, addresses issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the code is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. Any waivers to the code with respect to our executive officers and directors may be granted only by the audit committee. Any waivers to the code with respect to the remainder of the employees may be granted by the corporate compliance officer, which is currently our Chief Financial Officer. Any waivers to the code and any amendments to the code applicable to our Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller or persons performing similar functions, will be posted on our web site. Our audit committee has also established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Index to Financial Statements.**

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.**

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description

Valuation and Qualifying Accounts	Schedule II
Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global	Exhibit 23.1

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

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

**	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

Exhibit Number	Description
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

Exhibit Number	Description
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

10.44

Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).†

10.45

Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.46

Lease Agreement by and between Mission West Properties, L.P. and DSP Group, Inc., dated April 15, 2004, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

21.1	Subsidiaries of DSP Group (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

23.1

Consent of Kost Forer Gabbay & Kassierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

24.1	Power of Attorney (See page 81 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

32.2	Section 1350 Certification of Chief Executive Officer (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

**	Filed herewith.
†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ MOSHE ZELNIK
Moshe Zelnik Chief Financial Officer

Date:  May 2, 2005