Form 10-Q
period 2005-03-31
DSP GROUP INC /DE/
filed 2005-05-10
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 2, 2005, there were 28,326,616 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,140	$60,827	*
Short-term investments	20,483	14,313	*
Held-to-maturity marketable securities	62,948	60,184
Trade receivables, net	13,537	5,976
Deferred income taxes	1,168	1,168
Other accounts receivable and prepaid expenses	2,476	2,213
Inventories	10,770	9,469

Total current assets	146,522	154,150

PROPERTY AND EQUIPMENT, NET	11,115	6,683

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	205,655	195,671
Long-term prepaid expenses and lease deposits	641	628
Deferred income taxes	1,410	1,410
Severance pay fund	3,868	3,437
Intangible assets, net	3,197	3,482
Goodwill	1,500	1,500

Total assets	$373,908	$366,961

*	Reclassified.

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$12,001	$7,830
Accrued compensation and benefits	6,549	9,421
Income taxes payables	13,394	17,083
Accrued expenses and other accounts payable	12,954	13,353

Total current liabilities	44,898	47,687

LONG-TERM LIABILITIES:
Accrued severance pay	4,056	3,784

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at March 31, 2005 and December 31, 2004; Issued and outstanding shares: none at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at March 31, 2005 and December 31, 2004; Issued and outstanding: 28,241,284 and 27,954,133 shares at March 31, 2005 and December 31, 2004, respectively	28	28
Additional paid-in capital	187,547	187,471
Treasury stock	(24,030)	(29,797)
Accumulated other comprehensive income	17	65
Retained earnings	161,392	157,723

Total stockholders’ equity	324,954	315,490

Total liabilities and stockholders’ equity	$373,908	$366,961

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues	$40,163	$38,708
Costs of revenues	22,244	19,858

Gross profit	17,919	18,850

Operating expenses:
Research and development	9,399	7,554
Sales and marketing	2,886	2,803
General and administrative	1,865	1,806

Total operating expenses	14,150	12,163

Operating income	3,769	6,687
Interest and other income, net	2,272	2,125
Capital gains from sale of available-for-sale marketable securities	—	21,317

Income before taxes on income	6,041	30,129
Taxes on income	1,034	10,015

Net income	$5,007	$20,114

Net earnings per share:
Basic	$0.18	$0.70

Diluted	$0.17	$0.66

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Net cash provided by (used in) operating activities	$(5,518)	$11,949
Investing activities
Purchase of held-to-maturity marketable securities and short-term investments	(26,674)	(49,343)
Proceeds from maturity of held-to-maturity marketable securities and short-term investments	7,402	52,731
Purchases of property and equipment	(5,402)	(376)
Proceeds from sale of available-for-sale marketable securities	—	26,420

Net cash provided by (used in) investing activities	(24,674)	29,432
Financial activities
Issuance of Common Stock and Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	4,505	3,274

Net cash provided by financing activities	4,505	3,274

Increase (decrease) in cash and cash equivalents	$(25,687)	$44,655

Cash and cash equivalents at the beginning of the period	$60,827	$36,812

Cash and cash equivalents at the end of the period	$35,140	$81,467

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended March 31, 2005	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	27,954	$28		$187,471	$(29,797)	$157,723	$65		$315,490
Net income	—	—		—	—	5,007	—	$5,007	$5,007
Unrealized gain from hedging activities, net	—	—		—	—	—	(48)	(48)	(48)

Total comprehensive income								$4,959

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	650	(48)	—		602
Issuance of Treasury Stock upon exercise of stock options by employees	255	(	*	76	5,117	(1,290)	—		3,903

Balance at March 31, 2005	28,241	$28		$187,547	$(24,030)	$161,392	$17		$324,954

Three Months Ended March 31, 2004
Balance at December 31, 2003	28,616	$29		$174,700	$(1,192)	$107,799	$23,045		$304,381
Net income	—	—		—	—	20,114	—	$20,114	20,114
Unrealized gain on available-for-sale marketable securities, net	—	—		—	—	—	(8,719)	(8,719)	(8,719)
Unrealized loss from hedging activities, net	—	—		—	—	—	(199)	(199)	(199)

Total comprehensive income								$11,196

Issuance of Common Stock upon exercise of stock options by employees	178	(	*	2,650	—	—	—		2,650
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	732	(326)	—		406
Issuance of Treasury Stock upon exercise of stock options by employees	19	(	*	—	460	(242)	—		218

Balance at March 31, 2004	28,845	$29		$177,350	$—	$127,345	$14,127		$318,851

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(UNAUDITED)

(U.S. dollars in thousands)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2004.

NOTE B—RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current-year presentation, including the reclassification of auction rate securities (“ARS”) as short-term investments instead of cash and cash equivalents in accordance with guidance issued by the Securities and Exchange Commission. The Company reclassified $11,275 of investments in ARS as of December 31, 2004 that were previously included in cash and cash equivalents as short-term investments. The Company has included purchases and sales of ARS in the Company’s statements of cash flows as a component of investing activities. These reclassifications had no impact on the Company’s results of operations or changes in stockholders’ equity.

NOTE C—INVENTORIES

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

	March 31, 2005	December 31, 2004
Work-in-process	$4,432	$4,571
Finished goods	6,338	4,898

	$10,770	$9,469

NOTE D—NET EARNINGS PER SHARE

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

	Three months ended March 31,
	2005	2004
Net income	$5,007	$20,114
Earnings per share:
Basic	$0.18	$0.70

Diluted	$0.17	$0.66

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share (in thousands)	28,113	28,767

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock) (in thousands)	1,493	1,931

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	29,606	30,698

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of the held-to-maturity securities:

	Amortized Cost		Unrealized Gains		Estimated Fair Value
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Obligations of states and political subdivisions	$145,131	$131,999	$(3,104)	$(1,582)	$142,028	$130,417
Corporate obligations	123,471	123,856	(1,288)	(380)	122,183	123,476

	$268,603	$255,855	$(4,392)	$(1,962)	$264,211	$253,893

The amortized cost of held-to-maturity debt and securities at March 31, 2005 by contractual maturities are shown below:

	Amortized cost	Unrealized gains (losses), net	Estimated fair value
Due in one year or less	$62,948	$(48)	$62,900
Due after one year to five years	205,655	(4,344)	201,311

	$268,603	$(4,392)	$264,211

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were mainly caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at March 31, 2005.

NOTE F—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three months ended March 31, 2004 included the provision for taxes associated with the sale of the AudioCodes stock and Tomen stock at a rate of 40% of the capital gain. Tax provision as a percentage of pre-tax income other than the capital gains associated with the sale of the AudioCodes stock and the Tomen Stock was 17% for both the three months ended March 31, 2005 and 2004.

On March 29, 2005, the Israeli Parliament passed an amendment to the Law For The Encouragement Of Capital Investments, 1959 (the “Law”), which provides expanded tax incentives for future industrial investments and simplified the bureaucratic process for obtaining approval of investments qualifying for tax incentives (the “2005 Amendment”). Under the Law, capital investments in new or expanded production facilities in Israel upon approval by the Israeli government can be designated as an “Approved Enterprise.” An Approved Enterprise may receive cash incentives from the Israeli government or a company may elect an “alterative track” that allows it to forego the cash incentives in favor of certain tax exemptions. The 2005 Amendment primarily relates to the “alternative track” tax incentives which the Company has elected for its Approved Enterprises. Changes include special tax incentives and expedited approval process for companies that make minimum qualifying investments in fixed assets in production facilities located in Israel. The 2005 Amendment became effective on April 1, 2005. The Company is currently evaluating the impact of the 2005 Amendment on its business operations.

NOTE G—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 78% of the Company’s total revenues for the first quarter of 2005 as compared to 80% for the first quarter of 2004. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers of residential wireless products with significant market shares in the U.S. market. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm its sales and results of operations.

NOTE H—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies during the first quarter of 2004:

(1)	AudioCodes Ltd.:

AudioCodes Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company acquired an approximate 35% ownership in AudioCodes in two separate transactions in 1993 and 1994.

As of December 31, 2003, the Company owned approximately 4,500,000 shares of AudioCodes ordinary shares. During the first quarter of 2004, the Company sold 2,000,000 shares of AudioCodes ordinary shares for gross proceeds of approximately $25,647, resulting in a capital gain of approximately $20,827.

During the second quarter of 2004, the Company sold 801,000 shares of AudioCodes ordinary shares for gross proceeds of approximately $9,600, resulting in a capital gain of approximately $7,670. During the third quarter of 2004, the Company sold the remaining 1,650,000 shares of AudioCodes ordinary shares for gross proceeds of $19,436, resulting in a capital gain of approximately $15,459.

The Company no longer has any equity interest in AudioCodes.

(2)	Tomen Corporation:

In September 2000, the Company invested approximately $485 (50.0 million Yen) in shares of its largest distributor’s parent company, Tomen Ltd. (“Tomen”), a Japanese distributor, as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounted for its investment in Tomen in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale marketable securities.

During the first quarter of 2004, the Company sold all of its holdings in Tomen for gross proceeds of approximately $773, resulting in a capital gain of approximately $490.

The Company no longer has any equity interest in Tomen.

NOTE I—DERIVATIVE INSTRUMENTS

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

As of March 31, 2005 and December 31, 2004, the Company recorded comprehensive income amounting to $17 and $65, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2005. Such amounts will be recorded into earnings in the next three quarters of 2005.

NOTE J—CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”). Under APB No. 25, when the exercise price of an employee’s options equals or is higher than the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the three months period ended March 31, 2005 and 2004, respectively: risk-free interest rate of 3.8% and 2.6%; a volatility factor of the expected market price of the Common Stock of 0.40 and 0.39; a dividend yield of 0.0% for both 2005 and 2004; and a weighted-average expected life of the option of 2.9 years for both 2005 and 2004.

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Three months ended March 31,
	2005	2004
Net income as reported	$5,007	$20,114
Deduct: Stock-based compensation expenses determined under fair value method for all awards, net of related tax effects:	2,580	3,596

Pro forma net income	$2,427	$16,518

Earnings per share:
Basic, as reported	$0.18	$0.70

Basic, pro forma	$0.09	$0.57

Diluted, as reported	$0.17	$0.66

Diluted, pro forma	$0.08	$0.54

NOTE L—NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004 Share-Based Payment (“Statement 123R”), which is a revision of SFAS No. 123. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized in income based on their fair values while Statement 123(R) requires all share-based payments to employees to be recognized in income based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for Statement No. 123R. The new rule does not change any of the accounting provisions. As a result, the Company will adopt the accounting provisions of Statement No. 123R as of January 1, 2006. The Company is currently evaluating the impact of applying the various provisions of Statement No. 123R.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that our 2.4GHz and 5.8GHz products will continue to generate a significant portion of our revenue for 2005;

•	Our expectation that our DECT products will drive our growth in 2005 and 2006, and products for home communication, including Bluetooth and Wi-Fi products, will drive our growth in 2007 and beyond;

•	Our belief that the introduction of features such as motion JPEG, polyphonic ringer, color display and other advanced features will also contribute to our growth in future periods;

•	Our expectation that sales to new geographical areas such as Korea, China and domestic Japanese market will increase in future periods;

•	Our belief that sales to our customers in Hong Kong may also increase in future periods;

•	Our expectation that our planned future lines of products will integrate video, voice and data, as well as other communications technologies, and thereby enable us to strengthen our position as a leading supplier of multimedia communications products;

•	Our plan to deliver a motion JPEG video over 2.4GHz for incorporation into a leading U.S. electronic brand;

•	Our belief that our current investment in Wi-Fi technology may allow us to develop products that will improve the quality of voice and video wireless communication in the residence, and may increase our market share in IP phones; and

•	Our expectation that we can capitalize on the industry trend for deployment of broadband to the residence by adding VoIP capabilities to our chipsets designated for cordless phones.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. The reader should also consult the cautionary statements and risk factors included in this Quarterly Report on Form 10-Q in evaluating the forward-looking statements included herein.

Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers that incorporate our chipsets into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and multimedia players, and VoIP and other voice-over-packet applications. Our current primary focus is cordless telephony as sales of our 2.4GHz and 5.8GHz chipsets represented approximately 71% of our total revenues for the first quarter of 2005, with the 5.8GHz chipsets gaining increased sales.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for a wide range of applications for wireless residential markets. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. One additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony, as well as our other advanced features such as conversion of text to speech.

In order to increase our sales volume and expand our business, we recognize that we will need to penetrate new markets. Thus, we introduced our first DECT standard for the European market in 2004, and began delivering initial shipments of these chipsets to our first key customer in the second half of 2004. Our future growth is substantially dependent on our success in penetrating the European DECT market and the general market deployment and acceptance of our DECT products.

In the first quarter of 2005, our revenue grew by 4% in comparison to the same period in 2004, reaching a level of $40.2 million in sales. Our gross profit decreased to a level of 44.6% in the first quarter of 2005 from 48.7% in the same period in 2004. Our operating expenses increased by 16% in the first quarter of 2005 as compared to the same period in 2004. This increase in operating expenses was mainly a result of our significant increase in research and development expenses, which increased by approximately 24% as compared to 2004, primary attributable to hiring new employees and related expenses. As a result, our operating profit decreased by 44% in the first quarter of 2005 as compared to the first quarter of 2004. Our operating profit reached a level of $3.8 million, approximately 9.4% of total revenues, in the first quarter of 2005 as compared to 17.3% in the first quarter of 2004. In order to develop new products and penetrate new markets, we will need to continue to increase our operating expenses, mainly in research and development and applications engineering, for the remainder of 2005 and future periods.

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

During the fourth quarter of 2004, we acquired substantially all of the assets of Bermai Inc. for a total consideration of $5.0 million, plus transaction costs. Bermai developed an advanced Wi-Fi technology based on the 802.11 protocol that is optimized for quality of service for video streaming applications. We plan to leverage this technology to further develop and offer new communications products. We believe the current investment in Wi-Fi technology may allow us to develop products that will improve the quality of residential, wireless video communication, and may increase our market share in IP phones that combine the Wi-Fi communication channel in the same system that connects to a broadband connection feeding VoIP services.

We believe we will be able to expand our portfolio of new technologies targeted at the residential communications market through our acquisition of the video and Wi-Fi technologies of Teleman and Bermai. We believe these strategic acquisitions will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless networking markets. In order to keep pace with competition, market trends and innovation, we are constantly developing new features and applications. For example, we recently announced a plan to deliver a motion JPEG video over 2.4GHz for incorporation into a leading U.S. electronic brand.

Our business operates in a highly competitive environment, characterized by changing standards and rapid introduction of new products. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our traditional products, we may need to offer our products in the future at lower prices than we currently anticipate which may result in lower profits.

In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems in fabrication facilities may increase our raw material costs and thus decrease our gross margins. We must continue to monitor and control costs, improve operating yields and maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, our future growth is also dependent on the continued market deployment and acceptance of our existing 2.4GHz and 5.8GHz digital products as well as our success in penetrating the DECT market. Also, since our products are incorporated into end products of our original equipment manufacturer (OEM) customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

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

In view of the current market trends, our currently planned future products are anticipated to enable connectivity of Bluetooth-enabled cellular phones to fixed-line phones and will also include Wi-Fi capabilities. We are also preparing for the deployment of broadband services to the residence, a current trend in our market, by adding VoIP capabilities to our chipsets designed for cordless phones. Our initial solution for connecting the traditional residential handsets to the public network using Internet protocol through personal computers is based on a universal serial bus (USB) dongle that we recently developed. We believe that these pioneer solutions will allow us to provide the desired flexibility for residential users. We cannot provide any assurances, however, about if and when these and other future features and products we are currently developing will be commercially available and, if and when developed, will achieve market acceptance, and allow us to maintain our market share and future growth.

One additional factor that could affect our results of operations is the potential shift in the U.S. digital telephony market towards DECT products. We were recently informed that at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), FCC authorized the use of the DECT frequency band in the U.S. This allows companies and private households to use the multifunctional DECT technology for various communications. As our DECT chipsets are in the early stage of deployment, we can provide no assurance that we can penetrate any emerging U.S. DECT market. The U.S. market is currently our dominant market. The increase in demand for DECT products in the U.S. and our inability to develop and market new DECT products to compete effectively with the introduction of new products by our competitors may have a material adverse effect on our profits and results of operation.

We believe that our DECT product lines will drive our growth in 2005 and 2006, and products for home communication, including Bluetooth and Wi-Fi products, will contribute to our revenues in 2007 and beyond. We believe that our introduction of additional features, such as motion JPEG, polyphonic ringer, color display and other advanced features, will also contribute to our growth in future periods. However, our ability to expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, you should not rely upon our past operating results as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $40.2 million for the first quarter of 2005 as compared to $38.7 million for the same period in 2004. This increase of 4% in 2005 was primarily as a result of strong demand for our 5.8GHz products. Sales of 5.8GHz products represented approximately 30% and 14% of our total revenues for the first quarters of 2005 and 2004, respectively, representing an increase of 129% in absolute dollar amount. The increase in revenues in the first quarter of 2005, as compared to the same period of 2004, was also a result of sales of our DECT products, as well as increased revenue derived from sales of our VoIP and other IDT chips. The above mentioned increase was partly offset by a decrease in sales of our 2.4GHz chipsets. Revenues from the 2.4GHz products represented 41% and 65% of our revenues for the quarters ended March 31, 2005 and 2004, respectively. As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products. However, the impact of the decline in average selling prices of our products was offset by an increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold. During these comparable periods we were also able to partially offset the decline in average selling price of our products by adding advanced and pioneer features to our products.

Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarters of 2005 and 2004. All export sales are denominated in U.S. dollars. The following table shows the breakdown of net revenues for the periods indicated by geographic location (in thousands):

	Period Ended March 31,
	2005	2004
United States	$636	$315
Japan	$31,242	$31,098
Europe	$265	$594
Hong Kong	$5,490	$5,386
Other	$2,530	$1,315

Total revenues	$40,163	$38,708

During the first quarter of 2005, our OEM customers began shipments of their telephony products to new geographical areas such as Korea, China and the domestic Japanese market. We expect sales to these new geographical areas to increase in future periods.

Sales to our customers in Hong Kong may also increase in future periods in absolute dollars and as a percentage of total revenues. This possible increase is a result of our penetration of new markets and the expansion of our product lines as our new DECT products are anticipated to be sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually.

Significant Customers. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 78% of our total revenues for the first quarter of 2005 as compared to 80% for the same period in 2004. The decrease in 2005 as compared to 2004 was primarily due to a greater volume of total sales in 2005.

The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential wireless products with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Significant Products. Revenues from our 2.4GHz and 5.8GHz digital products represented 71% of total revenues in the first quarter of 2005. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2005 and in future periods. However, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines by penetrating the DECT market and by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit. Gross profit as a percentage of total revenues decreased to 44.6% for the first quarter of 2005 from 48.7% for the first quarter of 2004. The decrease in our gross margin in 2005 as compared to 2004 was primarily due to increased cost of goods expenses due to yield reduction, increased testing expenses related to one of our chips and other expenses related to product malfunction events. During the first quarter of 2005, we were able to offset the continuing decline in the average selling prices of our products with a similar reduction in material, manufacturing, assembly and testing costs.

However, we cannot guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in average selling prices of our processors. As an example, our gross profit for 2004 was 49%. We believe that the 49% gross profit figure is not sustainable for future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs may affect our ability to implement cost reductions. As we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may also increase our raw material costs and thus decrease our gross profit.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce sale prices or increase the cost per product and thus reduce our total gross profit in future periods. As a result, you should not rely on our past gross profit figures as an indication of future results.

Research and Development Expenses. Our research and development expenses increased to $9.4 million in the first quarter of 2005 from $7.6 million in the first quarter of 2004. The increase in 2005 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees and to increased depreciation expenses of our development software and other related expenses. As of March 31, 2005, we had 193 research and development employees, as compared to 144 as of March 31, 2004. Research and development expenses for the first quarter of 2005 included expenses in the amount of $0.3 million related to the amortization of workforce and patents acquired from Teleman in 2003 and from amortization of patents related to the acquisition of Bermai assets in 2004. Amortization expenses for the first quarter of 2004 were $0.15 million.

Our research and development expenses as a percentage of total revenues were 23% for the three months ended March 31, 2005 and 20% for the three months ended March 31, 2004. This increase in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we anticipate that we will need to incur additional expenses and hire additional research and development staff related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are anticipated to increase in the coming quarters of 2005.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses increased slightly to $2.9 million for the first quarter of 2005 from $2.8 million for the first quarter of 2004. This increase was attributed mainly to higher sales commissions paid to our representatives and distributors due to higher levels of revenues for the first quarter of 2005 as well as to higher levels of salary expenses.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three months ended March 31, 2005 and 2004.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses and facilities expenses associated with sales and marketing.

General and Administrative Expenses. Our general and administrative expenses were $1.9 million for the three months ended March 31, 2005, as compared to $1.8 million for the three months ended March 31, 2004. The slight increase was attributed mainly to higher payroll and related expenses due to a greater number of general and administrative employees and due to an increase in accounting and legal expenses, partially offset by a decrease in facilities and bad debt expenses.

General and administrative expenses as percentage of total revenues were 5% for both the first quarter of 2004 and 2005.

General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal fees, as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2005 increased to $2.3 million from $2.1 million for the three months ended March 31, 2004. The increase was primarily due to an increase in the levels of cash, cash equivalents and marketable securities and overall higher market interest rates during the three months ended March 31, 2005, as compared to the same period in 2004. Our total cash, cash equivalents and marketable securities were $324.2 million as of March 31, 2005, compared to $316.8 million as of March 31, 2004.

Capital Gains from Sale of Available-for-Sale Marketable Securities. During the first quarter of 2004, we sold 2,000,000 shares of AudioCodes ordinary shares for gross proceeds of approximately $25.6 million, resulting in a capital gain of approximately $20.8 million. During the first quarter of 2004, we also sold all of our holdings in Tomen Corporation for gross proceeds of approximately $0.7 million, resulting in a capital gain of approximately $0.5 million.

Provision for Income Taxes. Our income tax expenses were $1.0 million and $10.0 million for the three months ended March 31, 2005 and 2004, respectively. The provision for income taxes as a percentage of income before taxes was 17% and 33% for the three months ended March 31, 2005 and 2004, respectively. Provision for income taxes, excluding the tax expenses related to the capital gains from the sale of stock, amounted to $1.5 million for the period ended March 31, 2004, representing 17% of pretax income.

In 2005 and 2004 we benefited for federal tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting 2005 through to 2017.

On March 29, 2005, the Israeli Parliament passed an amendment to the Law For The Encouragement Of Capital Investments, 1959 (the “Law”), which provides expanded tax incentives for future industrial investments and simplified the bureaucratic process for obtaining approval of investments qualifying for tax incentives (the “2005 Amendment”). Under the Law, capital investments in new or expanded production facilities in Israel upon approval by the Israeli government can be designated as an “Approved Enterprise.” An Approved Enterprise may receive cash incentives from the Israeli government or a company may elect an “alterative track” that allows it to forego the cash incentives in favor of certain tax exemptions. The 2005 Amendment primarily relates to the “alternative track” tax incentives which we have elected for its Approved Enterprises. Changes include special tax incentives and expedited approval process for companies that make minimum qualifying investments in fixed assets in production facilities located in Israel. The 2005 Amendment became effective on April 1, 2005. We are currently evaluating the impact of the 2005 Amendment on our business operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first quarter of 2005, we used $5.5 million for our operating activities. We generated $11.9 million of cash and cash equivalents from our operating activities during the first quarter of 2004. The decrease in net cash provided by operating activities in the first quarter of 2005 as compared to the same period in 2004 resulted mainly from the payment of capital gains tax for the sale of AudioCodes shares in 2004, an increase of $7.6 million in account receivables in the first quarter of 2005, and a decrease in net income for the first three months of 2005 compared to the same period in 2004. Net income for the first quarter of 2004, excluding the effect of the capital gains and related taxes, was $7.3 million, as compared to $5.0 million for the same period in 2005. Accounts payable increased by $4.2 million during the first three months of 2005 and increased by 6.2 million for the first three months of 2004. The increase in both periods was mainly a result of an increase in inventory and operating expenses as compared to the respective preceding quarter. Accrued compensation and benefits decreased by $2.9 million and $3.4 million in the first quarters of 2005 and 2004, respectively, due to the payment of annual bonuses to our executive officers and employees. Income tax payable increased by $8.2 million during the first quarter of 2004 due to a tax liability associated with the sale of AudioCodes shares.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2005, we purchased $26.7 million of investments classified as held-to-maturity marketable securities, bank deposits and auction rate securities, as compared to $49.3 million during the first three months of 2004. During the same periods, $7.4 million and $52.7 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of AudioCodes and Tomen stock, amounted to $26.4 million during the first quarter of 2004.

Our capital equipment purchases for the first three months of 2005, consisting primarily of research and development CAD software tools, computers and other peripheral equipment, totaled $5.4 million, as compared to $0.4 million for the first three months of 2004.

Financing Activities. During the first quarter of 2005, we received $4.5 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $3.3 million during the first quarter of 2004. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In 2003, our board authorized the repurchase of an additional 2.5 million shares. In 2004, our board authorized the repurchase of an additional 2.5 million shares. We did not make any repurchases during the first quarter of 2005. Pursuant to our share repurchase program, approximately 3.7 million shares of our common stock remain authorized for repurchase.

At March 31, 2005, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $35.1 million, bank deposits and auction rate securities in the amount of $20.5 million and held-to-maturity marketable securities of approximately $268.6 million. The market value of held-to-maturity securities amounted to $264.2 million.

Our working capital at March 31, 2005 was approximately $101.6 million, and our backlog as of March 31, 2005 was $51.1 million. We believe that our current cash, cash equivalents, bank deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2005. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2005 we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note I to the attached Notes to Consolidated Financial Statement for the period ended March 31, 2005.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 78% and 80% of our total revenues in the first quarter of 2005 and 2004, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprised 89% of our total revenues for the first quarter of 2005. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 71% of our total revenues for the first quarter of 2005. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2005. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our IDT telephony and RF products comprised 89% and 92% of our total revenues for the first quarter of 2005 and 2004, respectively. We have experienced and continue to experience a decrease in the average selling prices of our IDT processors, which we have to date been able to partially offset on an annual basis through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages. However, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors, which could ultimately lead to a decline in revenues and have a negative effect on our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2005. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2005, 215 of our 279 employees were located in Israel, including 145 out of 193 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (34% for 2005) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to expire starting in fiscal year 2005 through 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

Moreover, one additional factor that could affect our results of operations is the potential shift in the U.S. digital telephony market towards DECT products. We were recently informed that at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), FCC authorized the use of the DECT frequency band in the U.S. This allows companies and private households to use the multifunctional DECT technology for various communications. As our DECT chipsets are in the early stage of deployment, we can provide no assurance that we can penetrate any emerging U.S. DECT market. The U.S. market is currently our dominant market. If we are unable to develop and market new DECT products to compete effectively in any emerging U.S. market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in the first quarter of 2005 as well as in fiscal year 2004. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

One additional factor that could affect our results of operations is the potential shift in the U.S. digital telephony market towards 1.9GHz digital products. We were recently informed that at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), FCC authorized the use of the DECT frequency band in the U.S. This allows companies and private households to use the multifunctional DECT technology for various communications. As our DECT chipsets are in the early stage of deployment, we can provide no assurance that we can penetrate any emerging U.S. DECT market. The U.S. market is currently our dominant market. If we are unable to develop and market new DECT products to compete effectively in any emerging U.S. market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected.

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

The Financial Accounting Standards Board recently adopted the previously proposed accounting standard that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of income. We will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding on the date of adoption of the new accounting standard. The new accounting standard is effective for fiscal periods beginning after December 15, 2005, so we are required to implement the standard no later than January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting standard will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings.

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

ITEM 5.	OTHER INFORMATION.

We are holding our 2005 Annual Meeting of Stockholders on July 20, 2005 (the “2005 Annual Meeting”). In 2004, the annual meeting of stockholders was held on May 4, 2004. As the date of the 2005 Annual Meeting is delayed by more than 30 days from the date of our previous annual meeting, in accordance with the applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders of the new meeting date for the 2005 Annual Meeting. We will be mailing the proxy statement and related materials in connection with the 2005 Annual Meeting on or about June 15, 2005. In light of this anticipated mailing schedule, we are hereby notifying our stockholders that May 20, 2005 will be the new date for submitting stockholder proposals for inclusion in our proxy statement for the 2005 Annual Meeting. We believe that such a deadline provides a reasonable time before we begin the mailing of our proxy materials for the 2005 Annual Meeting. Stockholder proposals received by us after May 20, 2005 will be considered untimely and will not be included in our proxy statement for the 2005 Annual Meeting.

ITEM 6.	EXHIBITS.

(a)	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date:	May 10, 2005	By:	/s/ MOSHE ZELNIK

Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)