Form 10-Q
period 2005-06-30
DSP GROUP INC /DE/
filed 2005-08-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, there were 28,653,135 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,362	$60,827	*
Short-term investments	8,475	14,313	*
Held-to-maturity marketable securities	63,432	60,184
Trade receivables, net	18,837	5,976
Deferred income taxes	1,168	1,168
Other accounts receivable and prepaid expenses	1,267	2,213
Inventories	12,539	9,469

TOTAL CURRENT ASSETS	150,080	154,150

PROPERTY AND EQUIPMENT, NET	11,484	6,683

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	212,206	195,671
Long-term prepaid expenses and lease deposits	670	628
Deferred income taxes	1,410	1,410
Severance pay fund	3,920	3,437
Intangible assets, net	2,911	3,482
Goodwill	1,500	1,500

TOTAL ASSETS	$384,181	$366,961

*	Reclassified.

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$15,486	$7,830
Accrued compensation and benefits	7,669	9,421
Income taxes payables	10,579	17,083
Accrued expenses and other accounts payable	10,973	13,353

Total current liabilities	44,707	47,687

LONG-TERM LIABILITIES:
Accrued severance pay	4,110	3,784

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at June 30, 2005 and December 31, 2004; Issued and outstanding shares: none at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at June 30, 2005 and December 31, 2004; Issued and outstanding: 28,382,415 and 27,954,133 shares at June 30, 2005 and December 31, 2004, respectively	28	28
Additional paid-in capital	187,569	187,471
Treasury stock	(21,195)	(29,797)
Accumulated other comprehensive income (loss)	(67)	65
Retained earnings	169,029	157,723

Total stockholders’ equity	335,364	315,490

Total liabilities and stockholders’ equity	$384,181	$366,961

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product revenues and other	$49,047	$44,016	$89,210	$82,724
Cost of product revenues and other	25,990	22,918	48,234	42,776

Gross profit	23,057	21,098	40,976	39,948
Operating expenses:
Research and development	10,542	7,310	19,941	14,864
Sales and marketing	3,290	3,282	6,176	6,085
General and administrative	1,783	1,734	3,648	3,540
Impairment of goodwill	—	4,304	—	4,304

Total operating expenses	15,615	16,630	29,765	28,793

Operating income	7,442	4,468	11,211	11,155
Other income:
Interest and other income, net	2,499	2,159	4,771	4,284
Capital gains	—	7,671	—	28,988

Income before provision for income taxes	9,941	14,298	15,982	44,427
Provision for income taxes	1,693	4,927	2,727	14,942

Net income	$8,248	$9,371	$13,255	$29,485

Net earnings per share:
Basic	$0.29	$0.32	$0.47	$1.02
Diluted	$0.28	$0.30	$0.45	$0.96

Weighted average number of shares used in per share computations of:
Basic	28,328	29,159	28,221	28,963
Diluted	29,718	30,957	29,662	30,827

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$(27)	$9,951
Investing activities:
Purchase of held-to-maturity marketable securities and short term investments	(48,763)	(101,633)
Proceeds from maturity of held-to-maturity marketable securities and short term investments	33,890	60,216
Purchases of property and equipment	(6,866)	(985)
Proceeds from sale of available-for-sale marketable securities	—	26,420
Payment for investment in Teleman Multimedia Inc. assets	(1,450)	(1,450)

Net cash used in investing activities	(23,189)	(17,432)

Financial activities:
Issuance of Common Stock and Treasury Stock for cash upon exercise of options and upon purchase of Common Stock under employee stock purchase plan by employees	6,751	12,283
Net cash provided by financing activities	6,751	12,283

Increase (decrease) in cash and cash equivalents	$(16,465)	$4,802
Cash and cash equivalents at beginning of period	$60,827	$36,812
Cash and cash equivalents at end of period	$44,362	$41,614

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended June 30, 2005	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2005	28,241	$28	$187,547	$(24,030)	$161,392	$17		$324,954
Net income	—	—	—	—	8,248	—	$8,248	8,248
Unrealized loss from hedging activities, net	—	—	—	—	—	(84)	(84)	(84)

Total comprehensive income							$8,164
Issuance of Treasury Stock upon exercise of stock options by employees	141	(*	22	2,835	(611)	—		2,246

Balance at June 30, 2005	28,382	$28	$187,569	$(21,195)	$169,029	$(67)		$335,364

Three Months Ended June 30, 2004
Balance at March 31, 2004	28,845	$29	$177,350	$—	$127,345	$14,127		$318,851
Net income	—	—	—	—	9,371	—	$9,371	9,371
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	(4,274)	(4,274)	(4,274)
Unrealized gain from hedging activities, net	—	—	—	—	—	128	128	128

Total comprehensive income							$5,225
Issuance of Common Stock upon exercise of stock options by employees	554	(*	9,009	—	—	—		9,009

Balance at June 30, 2004	29,399	$29	$186,359	$—	$136,716	$9,981		$333,085

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Six Months Ended June 30, 2005	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	27,954	$28	$187,471	$(29,797)	$157,723	$65		$315,490
Net income	—	—	—	—	13,255	—	$13,255	13,255
Unrealized loss from hedging activities, net	—	—	—	—	—	(132)	(132)	(132)

Total comprehensive income							$13,123
Issuance of Treasury Stock upon exercise of stock options by employees	396	(*	98	7,952	(1,901)	—		6,149
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(*	—	650	(48)	—		602

Balance at June 30, 2005	28,382	$28	$187,569	$(21,195)	$169,029	$(67)		$335,364

Six Months Ended June 30, 2004
Balance at December 31, 2003	28,616	$29	$174,700	$(1,192)	$107,799	$23,045		$304,381
Net income	—	—	—	—	29,485	—	$29,485	29,485
Unrealized gain on available-for-sale marketable securities, net	—	—	—	—	—	(12,993)	(12,993)	(12,993)
Unrealized gain from hedging activities, net	—	—	—	—	—	(71)	(71)	(71)

Total comprehensive income							$16,421
Issuance of Treasury Stock upon exercise of stock options by employees	732	(*	11,659	—	—	—		11,659
Issuance of Common Stock upon purchase of Common Stock under employee stock purchase plan	32	(*	—	732	(326)	—		406
Issuance of Treasury Stock upon exercise of stock options by employees	19	(*	—	460	(242)	—		218

Balance at June 30, 2004	29,399	$29	$186,359	$—	$136,716	$9,981		$333,085

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of DSP Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B—RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current-year presentation, including the reclassification of auction rate securities (“ARS”) as short-term investments instead of cash and cash equivalents in accordance with guidance issued by the Securities and Exchange Commission. The Company reclassified $11.3 million of investments in ARS as of December 31, 2004 that were previously included in cash and cash equivalents as short-term investments. The Company has included purchases and sales of ARS in the Company’s statements of cash flows as a component of investing activities. These reclassifications had no impact on the Company’s results of operations or changes in stockholders’ equity.

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

	June 30, 2005	December 31, 2004
Work-in-process	$6,099	$4,571
Finished goods	6,440	4,898

	$12,539	$9,469

NOTE D—NET EARNINGS PER SHARE

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same period, diluted net earnings per share further included the effect of dilutive stock options outstanding during the period, all in accordance with SFAS No. 128, “Earnings per Share.” The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Unaudited
Net income	$8,248	$9,371	$13,255	$29,485
Earnings per share:
Basic	$0.29	$0.32	$0.47	$1.02
Diluted	$0.28	$0.30	$0.45	$0.96
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	28,328	29,159	28,221	28,963
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	1,390	1,798	1,441	1,864

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	29,718	30,957	29,662	30,827

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES AND BANK DEPOSITS

The following is a summary of the held-to-maturity securities (in thousands):

	Amortized Cost		Unrealized Gains		Estimated Fair Value
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
	Unaudited	Audited	Unaudited	Audited	Unaudited	Audited
Obligations of states and political subdivisions	$155,370	$131,999	$(2,188)	$(1,582)	$153,182	$130,417
Corporate obligations	120,268	123,856	(1,014)	(380)	119,254	123,476

	$275,638	$255,855	$(3,202)	$(1,962)	$272,436	$253,893

The amortized cost of held-to-maturity debt and securities at June 30, 2005 by contractual maturities are shown below (in thousands):

	Amortized cost	Unrealized gains (losses), net	Estimated fair value
Due in one year or less	$63,432	$(240)	$63,192
Due after one year to five years	212,206	(2,962)	209,244

	$275,638	$(3,202)	$272,436

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were mainly caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government, or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investments. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at June 30, 2005.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 77%

and 80% of the Company’s total revenues for the three months ended June 30, 2005 and 2004, respectively. Additionally, Tomen Electronics accounted for 77% and 80% of the Company’s total revenues for the six months ended June 30, 2005 and 2004, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers of residential wireless products with significant market shares in the U.S. market. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

NOTE G—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies during 2004 (in thousands, except share amounts). The Company did not have any activities relating to investments in equity securities during the first six months of 2005.

(1)	AudioCodes Ltd.:

AudioCodes Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. At December 31, 2003, the Company owned 4,451,000 shares of AudioCodes ordinary shares.

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

In September 2000, the Company invested approximately $485 (50.0 million Yen) in shares of Tomen Electronics’ parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounted for its investment in Tomen in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale marketable securities.

During the first quarter of 2004, the Company sold all of its holdings in Tomen for gross proceeds of approximately $773, resulting in a capital gain of approximately $490.

The Company no longer has any equity interest in Tomen.

NOTE H—INCOME TAXES (in thousands)

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision as a percentage of pretax income was 17% for both the three and six months ended June 30, 2005 and 2004, tax provision for the three and six months ended June 30, 2004 also included the provision for taxes associated with the sale of AudioCodes and Tomen stock at a rate of 40% of the capital gain and amounted to $3,068 and $11,585, respectively. See also Note G.

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

On July 25, 2005, the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005 (the “2005 Amendment”), which prescribes, among other things, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 – 31%, in 2007 – 29%, in 2008 – 27%, in 2009 – 26% and in 2010 – 25%. The Company is currently evaluating the impact of the 2005 Amendment on its business operations.

NOTE I—DERIVATIVE INSTRUMENTS (in thousands)

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheets at fair value.

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

As of June 30, 2005 and December 31, 2004, the Company recorded comprehensive income (loss) in the amount of $(67) and $65, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2005 and 2006. Such amounts will be recorded into earnings during the next three fiscal quarters.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Unaudited
Risk free interest	4.1%	3.2%	3.98%	3.2%
Dividend yields	0%	0%	0%	0%
Volatility	0.29	0.30	0.34	0.30
Expected life	2.9	2.9	2.9	2.9

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Unaudited
Net income as reported	$8,248	$9,371	$13,255	$29,485

Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,264	$3,766	$4,844	$7,362

Pro forma net income	$5,984	$5,605	$8,411	$22,123

Basic earnings per share, as reported	$0.29	$0.32	$0.47	$1.02

Pro forma basic earnings per share	$0.21	$0.19	$0.30	$0.76

Diluted earnings per share, as reported	$0.28	$0.30	$0.45	$0.96

Pro forma diluted earnings per share	$0.20	$0.18	$0.28	$0.72

NOTE L—NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004 Share Based Payment (“Statement 123R”)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Generally, the approach in Statement 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized in income based on their fair values while Statement 123R requires all share-based payments to employees to be recognized in income based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for Statement 123R. The new rule does not change any of the accounting provisions. As a result, the Company will adopt the accounting provisions of Statement 123R as of January 1, 2006. The Company is currently evaluating the impact of applying the various provisions of Statement 123R.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that our current products, including 5.8GHz products, the increase in market share of our OEM customers and the penetration of new markets with our DECT products will drive our growth in 2005 and 2006, with our DECT products gaining market share in 2006;

•	Our belief that products for home communication, including Bluetooth and Wi-Fi products, will contribute to our growth in 2007 and beyond;

•	Our belief that the introduction of features such as motion JPEG, polyphonic ringer, color display and other advanced features will also contribute to our growth in future periods;

•	Our expectation that our first shipment of products that include video technologies will occur in the fourth quarter of 2005;

•	Our endeavor to pursue opportunities to introduce our products in new markets, such as China, Korea, South America and domestic Japanese market, as well as our belief that sales to these new markets, particularly Japan, will increase in the future;

•	Our expectation that our planned future lines of products will enable connectivity of Bluetooth-enabled cellular phones to fixed-line phones and will also include Wi-Fi capabilities;

•	Our belief that sales to our customers in Hong Kong may also increase in future periods;

•	Our plan to add VoIP capabilities to our chipsets designed for cordless phones; and

•	Our belief that our strategic acquisition of Teleman and Bermai will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless networking markets.

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

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is cordless telephony with sales of our 2.4GHz and 5.8GHz chipsets representing approximately 75% of our total revenues for the second quarter of 2005 and the 5.8GHz chipsets increasing in sales.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. One additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony, as well as our other advanced features such as conversion of text to speech. However, we need to penetrate new markets and introduce new products to expand our business. We have taken a number of steps in response to these new challenges. First, we introduced our first DECT products for the European market in 2004, and began delivering initial shipments of these products to our first key customer in the second half of 2004. Our future growth is substantially dependent on our success in penetrating the European DECT market and the general market deployment and acceptance of our DECT products. Second, to expand our portfolio of new technologies targeted at the residential communications market, we acquired the video compression and decompression technologies of Teleman Inc. in 2003 and the 802.11 protocol Wi-Fi technologies of Bermai Inc. in 2004. We believe that our first shipment of products that include video technologies will occur in the fourth quarter of 2005. We plan to leverage the Wi-Fi technology acquired from Bermai to develop and offer products for home communication in future years. We believe these strategic acquisitions will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets. Third, we are pursuing opportunities to introduce our products in new markets, such as China, Korea, South America and the domestic Japanese market.

Nonetheless, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset future declines in average selling prices. In order to develop new products and penetrate new markets we will need to continue to increase our operating expenses, mainly in research and development and applications engineering, for the remainder of 2005 and in future periods. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems in fabrication facilities may increase our raw material costs and thus decrease our gross margins. Also, since our products are incorporated into end products of our OEM customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. One additional factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as the Federal Communications Commission (FCC) recently authorized the use of the DECT frequency band in the U.S. The U.S. market is currently our dominant market. An increase in demand for DECT products in the U.S. and our inability to successfully develop and market new DECT products may have a material adverse effect on our profits and results of operation.

In view of the current market trends, our planned future products are anticipated to enable connectivity of Bluetooth-enabled cellular phones to fixed-line phones and will also include Wi-Fi capabilities. We are also preparing for the deployment of broadband services to the residence, a current trend in our market, by adding VoIP capabilities to our chipsets designed for cordless phones. Our initial solution for connecting the traditional residential handsets to the public network using Internet protocol through personal computers is based on a universal serial bus (USB) dongle that we have recently developed. We believe that these pioneer solutions will allow us to provide the desired flexibility for residential users. We cannot provide any assurances, however, about if and when these and other future features and products we are currently developing will be commercially available and, if and when developed, will achieve market acceptance, and allow us to maintain our market share and future growth.

We believe that our current products, including 5.8GHz products, the increase of market share of our OEM customers and the penetration of new markets with our DECT products will drive our growth in 2005 and 2006, with our DECT products gaining market share in 2006, and products for home communication, including Bluetooth and Wi-Fi products, contributing to our revenues in 2007 and beyond. We believe that our introduction of additional features, such as motion JPEG, polyphonic ringer, color display and other advanced features, will also contribute to our growth in future periods. However, our ability to expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating result should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

During the second quarter of 2005, we demonstrated year-over-year revenue growth of 11%. Our net income reached a level of 17% of revenues, resulting in a diluted earning per share of $0.28. Our gross profit decreased to 47% of revenues as compared to 49% of revenues in the second quarter of 2004. Our operating expenses for the second quarter of 2005, which amounted to $15.6 million, decreased by 6% from $16.6 million for the same period in 2004. Our operating expenses for the second quarter of 2004 included an amount of $4.3 million relating to the impairment of goodwill associated with VoicePump, Inc., our wholly-owned subsidiary that sells to the VoIP gateway market, which we acquired in 2003. Research and development expenses increased significantly from $7.3 million in the second quarter of 2004 to $10.5 million in the second quarter of 2005, primary attributed to the hiring of new employees. Total number of employees increased from 232 as of June 30, 2004 to 288 as of June 30, 2005.

Total Revenues. Our total revenues were $49.0 million for the second quarter of 2005, as compared to $44.0 million for the second quarter of 2004. Total revenues for the first half of 2005 increased to $89.2 million from $82.7 million for the same period in 2004. This increase of 11% and 8% in the second quarter and the first half of 2005, respectively, was primarily as a result of strong demand for our 5.8GHz products in both periods. Sales of 5.8GHz products represented approximately 33% and 24% of our total revenues for the second quarter of 2005 and 2004, respectively, representing an increase of 52% in absolute dollars. Sales of 5.8GHz products represented approximately 32% and 19% of our total revenues for the first half of 2005 and 2004, respectively, representing an increase of 78% in absolute dollars. The increase in revenues in the second quarter and the first half of 2005, as compared to the same periods of 2004, was also a result of sales of our DECT products for which we started initial shipments in the fourth quarter of 2004. The above mentioned increase was partly offset by a decrease in sales of our 2.4GHz chipsets. Revenues from the 2.4GHz products represented 42% and 53% of our total revenues for the three months period ended June 30, 2005 and 2004, respectively, and 42% and 58% of our total revenues for the first six months of 2005 and 2004, respectively. As is typical in the consumer semiconductor industry, we experienced pricing pressures for our current products. However, the impact of the decline in average selling prices of our products was offset by a greater increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold. During these comparable periods we were also able to partially offset the decline in average selling price of our products by adding advanced and pioneer features to our products.

Export sales represented approximately 99% of our total revenues for both the second quarter of 2005 and 2004, as well as in the first six months of 2005 and 2004. All export sales are denominated in U.S. dollars. The following table includes the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
United States	$103	$179	$739	$493
Japan	37,640	35,266	68,882	66,355
Europe	367	710	632	1,305
Hong-Kong	8,220	6,583	13,711	11,969
Other	2,717	1,278	5,246	2,602

Total revenues	$49,047	$44,016	$89,210	$82,724

During the first two quarters of 2005, our OEM customers began shipments of their telephony products to new geographic areas such as Korea, China and the domestic Japanese market. We expect sales to these new geographic areas, particularly Japan, to increase in the future.

Sales to our customers in Hong Kong may also increase in future periods in absolute dollars and as a percentage of total revenues as a result of our penetration of new markets and the expansion of our product lines as our new DECT products are anticipated to be sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

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

Significant Customers and Products. Revenues through one distributor, Tomen Electronics, accounted for 77% and 80% of our total revenues for the three months ended June 30, 2005 and 2004, respectively. Additionally, Tomen Electronics accounted for 77% and 80% of our total revenues for the six months ended June 30, 2005 and 2004, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales to Tomen Electronics. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Significant Products. Revenues from our 2.4GHz and 5.8GHz digital products represented 75% of total revenues for the second quarter of 2005. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2005 and in future periods. However, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines by penetrating the DECT market and by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit. Gross profit as a percentage of total revenues decreased to 47% for the second quarter of 2005 from 48% for the second quarter of 2004. Gross profits as a percentage of total revenues decreased to 46% for the six months ended June 30, 2005 from 48% for the same period in 2004. The decrease in our gross margins in both periods in 2005 as compared to the same periods in 2004 was primarily due to increased cost of goods expenses due to increased testing expenses and increased tape out expenses included in cost of goods. The decrease in the six months period ended June 30, 2005 compared with the same period in 2004 was also related to product malfunction events in the first quarter of 2005. During both the first and second quarter of 2005, we were able to offset the continuing decline in the average selling prices of our products with a similar reduction in average costs of product sold.

However, we cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. As an example, our gross profit for fiscal 2004 was 49%. We believe that the 49% gross profit figure is not sustainable for future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions. As we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities may also increase our raw material costs and thus decrease our gross profit.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As a result, you should not rely on our past gross profit figures as an indication of future results.

Research and Development Expenses. Our research and development expenses increased to $10.5 million for the second quarter of 2005 from $7.3 million for the second quarter of 2004. For the first half of 2005, research and development expenses increased to $19.9 million from $14.9 million for the same period in 2004. The increase in 2005 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees and to increased depreciation expenses of our development software and other related expenses. This increase was partially offset by a decrease in tape out expenses in this period. In addition, research and development expenses for the second quarter of 2005 included a payment of $1.2 million related to purchase of software that will be embedded in our future product lines. Research and development expenses for the second quarter and the first six months of 2005 included expenses in the amount of $0.3 million and $0.6 million, respectively, related to the amortization of workforce and patents acquired from Teleman in 2003 and from amortization of patents related to the acquisition of Bermai assets in 2004. Amortization expenses for the second quarter and the first six months of 2004 were $0.15 million and $0.3 million, respectively. As of June 30, 2005, we had 199 research and development employees, as compared to 149 as of June 30, 2004.

Our research and development expenses as a percentage of total revenues were 21% and 17% for the three months ended June 30, 2005 and 2004, respectively, and 22% and 18% for the six months ended June 30, 2005 and 2004, respectively. This increase in research and development expenses as a percentage of total revenues in both comparable periods was due to the significant increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we anticipate that we will need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are anticipated to increase during the remainder of 2005 and in future periods.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses were $3.3 million for the second quarter of 2005 and 2004. For the six months ended June 30, 2005, sales and marketing expenses were $6.2 million as compared to $6.1 million for the same period in 2004. The slight increase for the first half of 2005 was primarily attributed to higher commissions paid to our distributors and representatives as a result of more revenue being generated during the six-month period.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three and six months ended June 30, 2005 and 2004.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $1.8 million for the three months ended June 30, 2005, as compared to $1.7 million for the three months ended June 30, 2004. For the first half of 2005, general and administrative expenses were $3.6 million as compared to $3.5 million for the same period in 2004. The increase was attributed mainly to higher payroll and related expenses.

General and administrative expenses as a percentage of total revenues were 4% for both the three and six months ended June 30, 2005 and 2004.

General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal fees, as well as facilities expenses associated with general and administrative activities.

Impairment of goodwill. During the second quarter of 2004, we recorded an expense of $4.3 million resulting from the impairment of goodwill related to VoicePump. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition from its historical book value of $5.8 million to the estimated fair value of $1.5 million.

Interest and Other Income. Interest and other income, net, for the three months ended June 30, 2005 increased to $2.5 million from $2.2 million for the three months ended June 30, 2004 and increased to $4.8 million for the six months ended June 30, 2005 from $4.3 million for the six months ended June 30, 2004. The increase for both comparative periods was due to an increase in the levels of cash, cash equivalents and marketable securities and overall higher market interest rates during the three and six months ended June 30, 2005, as compared to the same period in 2004. Our total cash, cash equivalents and marketable securities were $328.5 million as of June 30, 2005, compared to $321.5 million as of June 30, 2004.

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

Provision for Income Taxes. Our tax provision for the second quarter of 2005 and for the first half of 2005 was $1.7 million and $2.7 million, respectively. Our tax provision for the second quarter of 2004 and for the first half of 2004 was $4.9 million and $14.9 million, respectively. Tax provision as a percentage of pretax income was 17% for both the three and six months ended June 30, 2005 and 2004, tax provision for the three and six months ended June 30, 2004 also included the provision for taxes associated with the sale of AudioCodes and Tomen stock at a rate of 40% of the capital gain and amounted to $3.1 million and $11.6 million respectively.

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

On July 25, 2005, the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005 (the “2005 Amendment”), which prescribes, among other things, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 - 25%. We are currently evaluating the impact of the 2005 Amendment on our business operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first six months of 2005, we used $27,000 for operating activities. We generated $9.9 million of cash and cash equivalents from our operating activities during the first six months of 2004. Net income for the first six months of 2005 was $13.3 million, as compared to $29.5 million for the same period in 2004. Net income in 2004 included the capital gains resulting from the sale of AudioCodes stock of $29.0 million and the related taxes of $11.6 million, and the goodwill impairment charge associated with VoicePump of $4.3 million. The decrease in net cash from operating activities in the first half of 2005 as compared to the same period in 2004 resulted mainly from the increase in accounts receivables and inventories and from higher tax payments, partially due to the capital gain taxes paid on the sale of AudioCodes stock. Accounts receivables increased by $12.9 million in the first six months of 2005 and by $4.5 million in the same period in 2004. Inventories increase by $3.1 million and $1.7 million in the first half of 2005 and 2004, respectively. Accounts payable increased by $7.7 million during the first six months of 2005 and increased by $2.2 million for the first six months of 2004, the increase in both periods was mainly as a result of an increase in inventory and operating expenses as compared to the respective preceding quarter. Accrued compensation and benefits decreased by $1.8 million during the first half of 2005 and 2004, due to the payment of annual bonuses to our executive officers and employees in those periods.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2005, we purchased $48.8 million of investments classified as held-to-maturity marketable securities and short term investments, as compared to $101.6 million during the first six months of 2004. During the same periods, $33.9 million and $60.2 million, respectively, of investments classified as held-to-maturity marketable securities and short term investments matured.

Our capital equipment purchases for the first six months of 2005, consisting primarily of research and development software tools and computers, totaled $6.9 million, as compared to $1.0 million for the first six months of 2004.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of AudioCodes and Tomen stock, amounted to $26.4 million during the first quarter of 2004. We received the proceeds of $9.6 million resulting from the sale of 801,000 shares of AudioCodes’ ordinary shares that occurred in the second quarter of 2004 during the third quarter of 2004.

As part of our acquisition of Teleman’s assets for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $2.1 million during 2003, as well as $1.45 million during each of the quarters ended June 30, 2005 and 2004.

Financing Activities. During the six months ended June 30, 2005, we received $6.8 million upon the exercise of employee stock options and through purchases made by our employees pursuant to our employee stock purchase plan, as compared to $12.3 million during the six months ended June 30, 2004.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In 2003, our board authorized the repurchase of an additional 2.5 million shares. In 2004, our board authorized the repurchase of an additional 2.5 million shares. We did not make any repurchases during the first half of

2005. Pursuant to our share repurchase program, approximately 3.7 million shares of our common stock remain authorized for repurchase.

At June 30, 2005, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $44.4 million, bank deposits and auction rate securities in the amount of $8.5 million and held-to-maturity marketable securities of approximately $275.6 million. The market value of held-to-maturity securities amounted to $272.4 million.

Our working capital at June 30, 2005 was approximately $105.4 million, and our backlog as of June 30, 2005 was $60.0 million. We believe that our current cash, cash equivalents, bank deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2005. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2005 and 2006, we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to Consolidated Financial Statement for the period ended June 30, 2005.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 77% and 80% of our total revenues in the second quarter of 2005 and 2004, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprised 88% of our total revenues for the second quarter of 2005. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 75% of our total revenues for the second quarter of 2005. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2005. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT products, our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements;

•	entry into new markets, including China, Korea, South America and the domestic Japanese market;

•	mergers and acquisitions by us, our competitors, including the recent disposition by National Semiconductor Corporation of its DECT division, and existing and potential customers; and

•	general economic conditions, including the changing economic conditions in the United States and worldwide.

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

Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors.

Sales of our IDT telephony products comprised 88% of our total revenues for the second quarter of 2005. We have experienced and continue to experience a decrease in the average selling prices of our IDT products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors. As an example, our gross profit for fiscal 2004 was 49%. We believe that the 49% gross profit figure is not sustainable for future periods. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. As we are a fabless company, global market trends such as “over-capacity” problems in fabrication facilities also may increase our raw material costs and thus decrease our gross margin.

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

The manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the foundries we currently use do not achieve the necessary yields or product reliability, our ability to fulfill our customers’ needs could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the second quarter of 2005. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

In order to sustain the future growth of our business, we must penetrate new markets and our new products, such as our DECT products, must achieve widespread market acceptance.

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. Although we are exploring opportunities to expand sales of our products in China, Korea, South America and the domestic Japanese market, there are no assurances that we will gain significant market share in those markets. To further expand our business, we introduced our new DECT product for the European market in 2004, and began delivering initial shipments of these chipsets to our first key customer in the second half of 2004. Our future growth is substantially dependent on our success in penetrating the European DECT market and the general market deployment and acceptance of our DECT products. Furthermore, there is a potential shift in the U.S. digital telephony market towards DECT products. However, there are no assurances that we can successfully develop and market new DECT products targeted at the U.S. market.

There are several emerging market trends that may challenge our ability to continue to grow our business.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2005, 222 of our 288 employees were located in Israel, including 149 out of 199 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products as some of our existing products, such as 900MHz, experienced decreased sales. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include SiTel (formerly National

Semiconductor), Philips, Oki Electronic, Micro Linear and Infineon. Our principal competitors in the VoP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors.

As discussed above, various new developments in the home residential market may require us to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. The expenditure of greater resources to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market may increase our operating expenses and reduce our gross profit. We cannot assure you that we will succeed in developing and introducing new products that are responsive to market demands.

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

The Financial Accounting Standards Board recently adopted the previously proposed accounting standard that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of income. We will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding on the date of adoption of the new accounting standard. The new accounting standard is effective for fiscal periods beginning after June 15, 2005, so we are required to implement the standard no later than January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting standard will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2005	By:	/s/ Moshe Zelnik
Moshe Zelnik, Vice President of Finance, Chief
Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)