Form 10-Q
period 2005-09-30
DSP GROUP INC /DE/
filed 2005-11-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2005, there were 28,555,471 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,019	$60,827	*
Short-term investments	15,040	14,313	*
Held-to-maturity marketable securities	60,176	60,184
Trade receivables, net	21,567	5,976
Deferred income taxes	1,168	1,168
Other accounts receivable and prepaid expenses	1,515	2,213
Inventories	11,795	9,469

TOTAL CURRENT ASSETS	172,280	154,150

PROPERTY AND EQUIPMENT, NET	12,225	6,683

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	203,400	195,671
Long-term prepaid expenses and lease deposits	674	628
Deferred income taxes	1,410	1,410
Severance pay fund	4,117	3,437
Intangible assets, net	2,625	3,482
Goodwill	1,500	1,500

TOTAL ASSETS	$398,231	$366,961

*	Reclassified.

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,811	$7,830
Accrued compensation and benefits	9,017	9,421
Income taxes payables	11,770	17,083
Accrued expenses and other accounts payable	10,154	13,353

Total current liabilities	49,752	47,687

LONG-TERM LIABILITIES:
Accrued severance pay	4,461	3,784

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value -
Authorized shares: 5,000,000 at September 30, 2005 and December 31, 2004; Issued and outstanding shares: none at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value -
Authorized shares: 50,000,000 at September 30, 2005 and December 31, 2004; Issued and outstanding: 28,497,761 and 27,954,133 shares at September 30, 2005 and December 31, 2004, respectively	28	28
Additional paid-in capital	187,642	187,471
Treasury stock	(20,629)	(29,797)
Accumulated other comprehensive income (loss)	(20)	65
Retained earnings	176,997	157,723

Total stockholders’ equity	344,018	315,490

Total liabilities and stockholders’ equity	$398,231	$366,961

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product revenues and other	$55,614	$46,232	$144,824	$128,956
Cost of product revenues and other	29,420	23,401	77,654	66,177

Gross profit	26,194	22,831	67,170	62,779
Operating expenses:
Research and development	10,487	8,463	30,428	23,327
Sales and marketing	3,706	2,929	9,882	9,014
General and administrative	1,904	1,718	5,552	5,258
Impairment of goodwill	—	—	—	4,304

Total operating expenses	16,097	13,110	45,862	41,903

Operating income	10,097	9,721	21,308	20,876
Other income:
Interest and other income, net	2,565	2,069	7,336	6,353
Capital gains	—	15,460	—	44,448

Income before provision for income tax	12,662	27,250	28,644	71,677
Provision for income taxes	2,152	6,870	4,879	21,812

Net income	$10,510	$20,380	$23,765	$49,865
Net earnings per share:
Basic	$0.37	$0.72	$0.84	$1.73
Diluted	$0.35	$0.69	$0.80	$1.64
Weighted average number of shares used in per share computations of:
Basic	28,663	28,411	28,368	28,779
Diluted	30,079	29,358	29,801	30,337

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$15,889	$26,078
Investing activities:
Purchase of marketable securities and bank deposits	(70,555)	(102,183)
Proceeds from sales and maturity of marketable securities and bank deposits	60,528	94,444
Purchases of property and equipment	(8,897)	(1,269)
Proceeds from sale of available-for-sale marketable securities	—	55,457
Payment for investment in Teleman Multimedia Inc. assets	(1,450)	(1,450)

Net cash provided by (used in) investing activities	(20,374)	44,999
Financial activities:
Issuance of Common Stock and Treasury Stock for cash upon exercise of options by employees	13,589	13,252
Purchase of Treasury Stock	(8,912)	(29,869)

Net cash provided by (used in) financing activities	4,677	(16,617)
Increase in cash and cash equivalents	$192	$54,460
Cash and cash equivalents at beginning of period	$60,827	$36,812
Cash and cash equivalents at end of period	$61,019	$91,272

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended September 30, 2005
Balance at June 30, 2005	28,382	$28	$187,569	$(21,195)	$169,029	$(67)		$335,364
Net income	—	—	—	—	10,510	—	$10,510	10,510
Realized gain from hedging activities, net	—	—	—	—	—	47	47	47

Total comprehensive income							$10,557
Issuance of Treasury upon purchase of ESPP shares	42	(*	—	843	(62)	—		781
Purchase of Treasury Stock	(385)	(*	—	(9,521)	—	—		(9,521)
Issuance of Treasury Stock upon exercise of stock options by employees	459	(*	73	9,244	(2,480)	—		6,837

Balance at September 30, 2005	28,498	$28	$187,642	$(20,629)	$176,997	$(20)		$344,018

Three Months Ended September 30, 2004
Balance at June 30, 2004	29,399	$29	$186,359	$—	$136,716	$9,981		$333,085
Net income	—	—	—	—	20,380	—	$20,380	20,380
Realized gain on available-for-sale marketable securities, net	—	—	—	—	—	(9,915)	(9,915)	(9,915)
Realized gain from hedging activities, net	—	—	—	—	—	4	4	4

Total comprehensive income							$10,469
Issuance of common Stock upon purchase of ESPP shares	38	(*	547	—	—	—		547
Purchase of Treasury Stock	(1,487)	(1)	—	(29,868)	—	—		(29,869)
Issuance of Treasury Stock upon exercise of stock options by employees	27	(*	—	550	(128)	—		422

Balance at September 30, 2004	27,977	$28	$186,906	$(29,318)	$156,968	$70		$314,654

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Nine Months Ended September 30, 2005
Balance at December 31, 2004	27,594	$28	$187,471	$(29,797)	$157,723	$65		$315,490
Net income	—	—	—	—	23,765	—	$23,765	23,765
Realized loss from hedging activities, net	—	—	—	—	—	(85)	(85)	85

Total comprehensive income							$23,680
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	74	(*	—	1,493	(110)	—		1,383
Purchase of Treasury Stock	(385)	(*	—	(9,521)	—	—		(9,521)
Issuance of Treasury Stock upon exercise of stock options by employees	855	(*	171	17,196	(4,381)	—		12,986

Balance at September 30, 2005	28,498	$28	$187,642	$(20,629)	$176,997	$(20)		$344,018

Nine Months Ended September 30, 2004
Balance at December 31, 2003	28,616	$29	$174,700	$(1,192)	$107,799	$23,045		$304,381
Net income	—	—	—	—	49,865	—	$49,865	49,865
Realized gain on available-for-sale marketable securities, net	—	—	—	—	—	(22,908)	(22,908)	(22,908)
Realized gain from hedging activities, net	—	—	—	—	—	(67)	(67)	(67)

Total comprehensive income							$26,890
Issuance of Common Stock upon exercise of stock options by employees	732	(*	11,659	—	—	—		11,659
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(*	—	732	(326)	—		406
Issuance of Common Stock upon purchase of Common Stock under ESPP	38	(*	547	—	—	—		547
Purchase of Treasury Stock	(1,487)	(1)	—	(29,868)	—	—		(29,869)
Issuance of Treasury Stock upon exercise of stock options by employees	46	(*	—	1,010	(370)	—		640

Balance at September 30, 2004	27,977	$28	$186,906	$(29,318)	$156,968	$70		$314,654

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS AND PERCENTAGES)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of DSP Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B—RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current-year presentation, including the reclassification of auction rate securities (“ARS”) as short-term investments instead of cash and cash equivalents in accordance with guidance issued by the Securities and Exchange Commission. The Company reclassified $11,300 of investments in ARS as of December 31, 2004 that were previously included in cash and cash equivalents as short-term investments. The Company has included purchases and sales of ARS in the Company’s statements of cash flows as a component of investing activities. These reclassifications had no impact on the Company’s results of operations or changes in stockholders’ equity.

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following):

	September 30, 2005	December 31, 2004
Work-in-process	$7,345	$4,571
Finished goods	4,450	4,898

	$11,795	$9,469

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Unaudited
Net income	$10,510	$20,380	$23,765	$49,865
Earnings per share:
Basic	$0.37	$0.72	$0.84	$1.73
Diluted	$0.35	$0.69	$0.80	$1.64
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	28,663	28,411	28,368	28,779
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	1,416	947	1,433	1,558

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	30,079	29,358	29,801	30,337

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of the held-to-maturity securities:

	Amortized Cost		Unrealized Gains		Estimated Fair Value
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
	Unaudited	Audited	Unaudited	Audited	Unaudited	Audited
Obligations of states and political subdivisions	$161,478	$131,999	$(3,246)	$(1,582)	$158,232	$130,417
Corporate obligations	102,098	123,856	(1,361)	(380)	100,737	123,476

	$263,576	$255,855	$(4,607)	$(1,962)	$258,969	$253,893

The amortized cost of held-to-maturity securities at September 30, 2005 by contractual maturities are shown below:

	Amortized cost	Unrealized gains (losses), net	Estimated fair value
Due in one year or less	$60,176	$(430)	$59,746
Due after one year to five years	203,400	(4,177)	199,223

	$263,576	$(4,607)	$258,969

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were mainly caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government, or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investments. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, these investments were not considered to be other than temporarily impaired at September 30, 2005.

NOTE F—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision as a percentage of pretax income was 17% for both the three and nine months ended September 30, 2005 and 2004, tax provision for the three and six months ended September 30, 2004 also included the provision for taxes associated with the sale of AudioCodes and Tomen stock and amounted to $4,865 and $16,450, respectively. See also Note H.

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

On July 25, 2005, the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other things, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 - 25%.

NOTE G—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 75% of the Company’s total revenues for the three months ended September 30, 2005 and 2004. Additionally, Tomen Electronics accounted for 76% and 78% of the Company’s total revenues for the nine months ended September 30, 2005 and 2004, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

NOTE H—INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

The following is a summary of investments in equity securities of traded companies during 2004. The Company did not have any activities relating to investments in equity securities during the first nine months of 2005.

(1)	AudioCodes Ltd.:

AudioCodes Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. At December 31, 2003, the Company owned 4,451,000 shares of AudioCodes ordinary shares.

During the first quarter of 2004, the Company sold 2,000,000 shares of AudioCodes ordinary shares for gross proceeds of approximately $25,647, resulting in a capital gain of approximately $20,828.

During the second quarter of 2004, the Company sold 801,000 shares of AudioCodes ordinary shares for gross proceeds of approximately $9,600, resulting in a capital gain of approximately $7,670.

During the third quarter of 2004, the Company sold the remaining 1,650,000 shares of AudioCodes ordinary shares for gross proceeds of approximately $19,436, resulting in a capital gain of approximately $15,460.

The Company no longer has any equity interest in AudioCodes.

(2)	Tomen Corporation:

In September 2000, the Company invested approximately $485 ($50,000 Yen) in shares of Tomen Electronics’ parent company, Tomen Ltd. (“Tomen”), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounted for its investment in Tomen in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale marketable securities.

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

As of September 30, 2005 and December 31, 2004, the Company recorded comprehensive income (loss) in the amount of $(20) and $65, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2005 and 2006. Such amounts will be recorded into earnings during the next fiscal quarters.

NOTE J—CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. Also, as is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that the Company may be infringing patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that the Company’s TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of the Company’s TrueSpeech 8.5 licensees, for infringement. The Company was not named in AT&T’s suit against Microsoft. During 2002, the Company created a provision, which was included in the cost of product revenues, in respect of this legal exposure. The Company currently believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on Company.

NOTE K—SHARE REPURCHASE

During the third quarter of 2005, the Company repurchased 385,200 shares of Common Stock at an average purchase price of $24.72 per share, for a total consideration of $9,521,000 out of which $8,913,000 were paid during the quarter.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Unaudited
Risk free interest	3.87%	3.5%	3.90%	3.5%
Dividend yields	0%	0%	0%	0%
Volatility	0.36	0.39	0.36	0.39
Expected life	2.9	2.9	2.9	2.9

The following table illustrates the effect on net income and earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Unaudited
Net income as reported	$10,510	$20,380	$23,765	$49,865

Less - stock-based compensation expense determined under fair value method for all awards, net of related tax effects:	$2,907	$2,922	$7,746	$8,792

Pro forma net income	$7,603	$17,458	$16,019	$41,073

Basic earnings per share, as reported	$0.37	$0.72	$0.84	$1.73

Pro forma basic earnings per share	$0.27	$0.61	$0.56	$1.43

Diluted earnings per share, as reported	$0.35	$0.69	$0.80	$1.64

Pro forma diluted earnings per share	$0. 25	$0.59	$0.54	$1.35

NOTE M—NEW ACCOUNTING PRONOUNCEMENTS

a.

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

Upon adoption, this statement will have a significant impact on the Company’s consolidated financial statements because the Company will be required to expense the fair value of its stock option grants under its employee stock option plans and may be required to expense the fair value of the stock purchases under its stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice. The amounts currently disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of Statement 123R. Compensation expense calculated under Statement 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of Statement 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

b.	In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 (“APB 20”) and FASB Statement No. 3” (“SFAS No. 154”) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that our current products, including 5.8GHz products, the continued shift to digital products, the increase in market share of our OEM customers and the penetration of new markets with our DECT products will drive our growth in 2005 and 2006, with our DECT products gaining market share in 2006;

•	Our belief that products for home communication, including Bluetooth and Wi-Fi products, will contribute to our growth in 2007 and beyond;

•	Our belief that the introduction of features such as video motion JPEG, polyphonic ringe and other advanced features will also contribute to our growth in future periods;

•	Our endeavor to pursue opportunities to introduce our products in new markets, such as China, Korea, South America and domestic Japanese market, as well as our belief that sales to these new markets, particularly Japan, will increase in the future;

•	Our expectation that our planned future lines of products will enable connectivity of Bluetooth-enabled cellular phones to fixed-line phones and will also include Wi-Fi capabilities;

•	Our belief that sales to our customers in Hong Kong may also increase in future periods;

•	Our plan to add VoIP capabilities to our chipsets designed for cordless phones;

•	Our estimate that our gross profit in 2006 will be in the range of 41% to 46%.

•	Our belief that our strategic acquisition of Teleman and Bermai will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets; and

•	Our belief that our current cash, cash equivalents, bank deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated condensed financial statements and notes thereto for the quarter ended September 30, 2005.

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 900MHz, 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is cordless telephony with sales of our 2.4GHz and 5.8GHz chipsets representing approximately 75% of our total revenues for the third quarter of 2005.

During recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Additional factors that contributed significantly to our revenue growth over the past few years are the market acceptance of our multi-handset solutions for cordless telephony, as well as our other advanced features such as conversion of text to speech. However, we need to penetrate new markets and introduce new products to further expand our business. In that regard, the most important step we have taken is the initiation to penetrate the DECT market. We introduced our first DECT products for the European market in 2004, and currently have three customers. Our future growth is substantially dependent on our success in penetrating the European DECT market and the general market deployment and acceptance of our DECT products.

Nonetheless, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and to maintain our current level of gross margin in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication, testing and assembly needs may increase our raw material and production costs and thus decrease our gross margins. Also, since our products are incorporated into end products of our OEM customers, our business is very dependent on their ability to achieve market acceptance of their end products in consumer electronic markets, which are similarly very competitive.

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our revenues derived from, and unit sales of, cordless telephony products, which is currently our primary focus. Our business may also be affected by the outcome of the current competition between cell phone operators and fixed line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. One additional factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as the Federal Communications Commission (FCC) has authorized the use of the DECT frequency band in the U.S. The U.S. market is currently our dominant market. An increase in demand for DECT products in the U.S. and our inability to successfully develop and market new DECT products to address this market may have a material adverse effect on our profits and results of operation.

In view of the current market trends, our planned future products are anticipated to enable connectivity of cellular phones to fixed-line phones and will also include Wi-Fi capabilities. The first line of products that enable convergence of cellular phone to fixed-line phone was recently introduced to the market by two of our customers. The system uses the cordless system based on our chipsets to extend the cellular coverage throughout the residence by turning the cellular phone to an extra line of the cordless system. We are also preparing for the deployment of broadband services to the residence, a current trend in our market, by adding VoIP capabilities to our chipsets designed for cordless phones. Our initial solution for connecting the traditional residential handsets to the public network using Internet protocol through personal computers is based on a universal serial bus (USB) dongle that we have recently developed. We believe that these pioneer solutions will allow us to provide the desired flexibility for residential users. We cannot provide any assurances, however whether these features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.

In order to address these new challenges we are taking several steps as hereby described. First, we are introducing new features to our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. The new features, as discussed above, include a cellular cradle to extend the cellular coverage throughout the residence; a universal serial bus (USB) dongle to connect the residential handsets to the public network using Internet protocol through personal computers, video motion JPEG to add a visual dimension to the cordless phone system, polyphonic ringer and other advanced features. In addition, our long term goal is to leverage the Wi-Fi technology acquired from Bermai to develop and offer products for home communication in future years. We believe the strategic acquisitions we did in 2003 and 2004 of the video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets

We believe that our current products, including 5.8GHz products, the continued shift to digital products, the increase of market share of our OEM customers and the penetration of new markets with our DECT products will drive our growth in 2005 and 2006, with our DECT products gaining market share in 2006. We believe that products for home communication, including Bluetooth and Wi-Fi products, will contribute to our revenues in 2007 and beyond. We further believe that our introduction of additional features, such as video motion JPEG which adds a visual dimension to the cordless phone system that was introduced to the market this quarter, polyphonic ringer and other advanced features, will also contribute to our growth in future periods. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

During the third quarter of 2005, we demonstrated year-over-year revenue growth of 20%. Our gross profit decreased to 47% of revenues as compared to 49% of revenues in the third quarter of 2004. Our operating expenses for the third quarter of 2005, which amounted to $16.1 million, increased by 23% from $13.1 million for the same period in 2004. Our net income reached a level of 19% of revenues, resulting in a diluted earning per share of $0.35.

Total Revenues. Our total revenues were $55.6 million for the third quarter of 2005, as compared to $46.2 million for the third quarter of 2004. Total revenues for the first nine months of 2005 increased to $144.8 million from $128.9 million for the same period in 2004. This increase of 20% and 12% in the third quarter and the first nine months of 2005, respectively, were primarily as a result of strong demand for our 5.8GHz products in both periods. Sales of 5.8GHz products represented approximately 33% and 17% of our total revenues for the third quarter of 2005 and 2004, respectively, representing an increase of 130% in absolute dollars. Sales of 5.8GHz products represented approximately 32% and 18% of our total revenues for the first nine months of 2005 and 2004, respectively, representing an increase of 100% in absolute dollars. The increase in revenues in the third quarter and the first nine months of 2005, as compared to the same periods of 2004, was also a result of sales of our DECT products for which we started initial shipments in the fourth quarter of 2004. The above mentioned increase was partly offset by a decrease in sales of our 2.4GHz chipsets. Revenues from the 2.4GHz products represented 42% and 58% of our total revenues for the three months period ended September 30, 2005 and 2004, respectively, representing a decrease of 13% in absolute dollars. Revenues from the 2.4GHz products represented 42% and 58% of our total revenues for the first nine months of 2005 and 2004, respectively. As is typical in the consumer semiconductor industry, we experienced pricing pressures for our current products. However, the impact of the decline in average selling prices of our products was offset by a greater increase in the number of units sold for the same periods. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold. During these comparable periods we were also able to partially offset the decline in average selling price of our products by adding advanced and pioneer features to our products.

Export sales represented approximately 99% of our total revenues in both the third quarter of 2005 and 2004 as well as in the first nine months of 2005 and 2004. All export sales are denominated in U.S. dollars. The following table includes the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
United States	$126	$525	$879	$1,018
Japan	41,557	34,581	110,447	100,936
Europe	125	344	723	1,850
Hong-Kong	11,201	8,456	24,912	20,225
Other	2,605	2,326	7,863	4,927

Total revenues	$55,614	$46,232	$144,824	$128,956

During 2005, our OEM customers began shipments of their telephony products to new geographic areas such as South America and the domestic Japanese market. We expect sales to these new geographic areas, particularly Japan, to increase in the future.

Sales to our customers in Hong Kong may also increase in future periods in absolute dollars and as a percentage of total revenues as a result of our penetration of new markets and the expansion of our product lines such as our new DECT products are anticipated to be sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

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

Significant Customers. Revenues through one distributor, Tomen Electronics, accounted for 75% of our total revenues for both the three months ended September 30, 2005 and 2004. Additionally, Tomen Electronics accounted for 76% and 78% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.

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

Significant Products. Revenues from our 2.4GHz and 5.8GHz digital products represented 75% of total revenues for the third quarter of 2005. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2005 and in future periods. However, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines by penetrating the DECT market and by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market

Gross Profit. Gross profit as a percentage of total revenues decreased to 47% for the third quarter of 2005 from 49% for the third quarter of 2004. Gross profits as a percentage of total revenues decreased to 46% for the nine months ended September 30, 2005 from 49% for the same period in 2004. The decrease in our gross margins in both periods in 2005 as compared to the same periods in 2004 was primarily due to increased cost of goods expenses mainly due to increased assembly and testing expenses and increased overhead expenses. The decrease in gross margin was also as a result of us not being able to offset the continuing decline in the average selling prices of our products with a similar reduction in average costs of product sold.

In addition, we cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. As an example, our gross profit for the first three quarters of 2005 was 46% and our current estimate is that our gross profit in 2006 will be in the range of 41% to 45%. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross margin in future periods. As we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication, testing and assembly needs may also increase our raw material costs and thus decrease our gross profit.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Moreover, penetration into new competitive markets, such as the European DECT market, could require us to reduce sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products may decrease our gross margin in 2006. As a result, you should not rely on our past gross profit figures as an indication of future results.

Cost of goods sold consists primarily of the costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel. Gross margin is a percentage of revenues calculated as revenue less cost of goods sold.

Research and Development Expenses. Our research and development expenses increased to $10.5 million for the third quarter of 2005 from $8.5 million for the third quarter of 2004. For the first nine months of 2005, research and development expenses increased to $30.4 million from $23.3 million for the same period in 2004. The increase in 2005 was primarily attributed to increased salary expenses, mainly due to a greater number of research and development employees and to increased depreciation expenses of our development software tools and other related expenses. This increase was partially offset by a decrease in tape out expenses in this period. Research and development expenses for the third quarter and the first nine months of 2005 included expenses in the amount of $0.3 million and $0.9 million, respectively, related to the amortization of workforce and patents acquired from Teleman in 2003 and from amortization of patents related to the acquisition of Bermai assets in 2004. Amortization expenses for the third quarter and the first nine months of 2004 were $0.15 million and $0.45 million, respectively. As of September 30, 2005, we had 200 research and development employees, as compared to 167 as of September 30, 2004.

Our research and development expenses as a percentage of total revenues were 19% and 18% for the three months ended September 30, 2005 and 2004, respectively, and 21% and 18% for the nine months ended September 30, 2005 and 2004, respectively. This increase in research and development expenses as a percentage of total revenues in both comparable periods was due to the significant increase in absolute dollars of research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars may increase in future periods.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses were $3.7 million and $2.9 million for the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005, sales and marketing expenses were $9.9 million as compared to $9.0 million for the same period in 2004. The increase for both comparable periods was primarily attributed to higher commissions paid to our distributors and representatives as a result of more revenue being generated during these periods and to an increase in number of sales and application support employees during 2005.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three and nine months ended September 30, 2005 and were 6% and 7% for the three and the nine months ended September 30 2004. The slight increase in the three months period was a result of the increase in absolute dollar amount of sales and marketing expenses.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $1.9 million for the three months ended September 30, 2005, as compared to $1.7 million for the three months ended September 30, 2004. For the first nine months of 2005, general and administrative expenses were $5.6 million as compared to $5.3 million for the same period in 2004. The increase in both periods was attributed mainly to higher payroll and related expenses partly offset by a decrease in allowance for doubtful accounts in the third quarter of 2005.

General and administrative expenses as a percentage of total revenues were 3% and 4% for the three months ended September 30, 2005 and 2004, respectively. General and administrative expenses as a percentage of total revenues were 4% for the nine months ended September 30, 2005 and 2004. The slight decrease in the three months period was a result of the revenue growth in 2005 as compared to 2004, partially offset by the increase in absolute dollar amount of general and administrative expenses.

General and administrative expenses consist mainly of payroll for management and administrative employees, expenses related to investor relations, accounting and legal fees, as well as facilities expenses associated with general and administrative activities.

Impairment of goodwill. During the second quarter of 2004, we recorded an expense of $4.3 million resulting from the impairment of goodwill related to VoicePump. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition from its historical book value of $5.8 million to the estimated fair value of $1.5 million. This amount is included in our operating expenses for the nine months ended September 30, 2004.

Interest and Other Income. Interest and other income, net, was $2.6 million and $2.1 million for the three months ended September 30, 2005 and 2004. Interest and other income, net, increased to $7.3 million for the nine months ended September 30, 2005 from $6.4 million for the nine months ended September 30, 2004. The increase for both comparative periods was mainly due to overall higher market interest rates during the three and nine months ended September 30, 2005, as compared to the same period in 2004. Our total cash, cash equivalents, deposits and marketable securities were $339.6 million as of September 30, 2005, compared to $337.1 million as of September 30, 2004.

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

Provision for Income Taxes. Our tax provision for the third quarter of 2005 and for the first nine months of 2005 was $2.2 million and $4.9 million, respectively. Our tax provision for the third quarter of 2004 and for the first nine months of 2004 was $6.9 million and $21.8 million, respectively. Tax provision as a percentage of pretax income was 17% for both the three and nine months ended September 30, 2005 and 2004. Tax provision for the three and nine months ended September 30, 2004 also included the provision for taxes associated with the sale of AudioCodes and Tomen stock that amounted to $4.9 million and $16.5 million, respectively.

In 2005 and 2004 we benefited for federal tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to expire starting in tax year 2005 through to 2017.

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

On July 25, 2005, the Israeli Parliament passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other things, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 - 25%. We are currently evaluating the impact of the 2005 Amendment on our business operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $15.9 and $26.1 million of cash and cash equivalents from our operating activities during the first nine months of 2005 and 2004, respectively. Net income for the first nine months of 2005 was $23.8 million, as compared to $49.9 million for the same period in 2004. Net income in 2004 included the capital gains resulting from the sale of AudioCodes stock of $44.4 million and the related taxes of $16.5 million, and the goodwill impairment charge associated with VoicePump of $4.3 million. The decrease in net cash from operating activities in the first nine months of 2005 as compared to the same period in 2004 resulted mainly from the increase in accounts receivables and inventories and from higher tax payments, partially due to the capital gain taxes paid on the sale of AudioCodes stock. Accounts receivables increased by $15.6 million in the first nine months of 2005 compared to $0.3 million in the same period in 2004. Inventories increase by $2.3 million in the first nine months of 2005 compared to $0.1 million in the first nine months of 2004 Income tax payables decreased by $5.3 million during the first nine months of 2005 and increased by $11.1 million in the third quarter of 2004. This was partially offset by an increase in account payables in 2005. Accounts payable increased by $10.9 million in the first nine months of 2005 and $2.7 million during the first nine months of 2004. The increase in both periods was mainly as a result of an increase in inventory, production and operating expenses as compared to the respective preceding quarter.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2005, we purchased $70.6 million of investments classified as marketable securities and short term investments, as compared to $102.2 million during the first nine months of 2004. During the same periods, $60.5 million and $94.4 million, respectively, of investments classified as marketable securities and short term investments matured.

Our capital equipment purchases for the first nine months of 2005, consisting primarily of research and development software tools, lab equipment and computers, totaled $8.9 million, as compared to $1.3 million for the first nine months of 2004.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of AudioCodes and Tomen stock, amounted to $55.5 million during the first three quarters of 2004.

As part of our acquisition of Teleman’s assets in 2003 for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $2.1 million during 2003, as well as $1.45 million during the nine months ended September 30, 2005 and the same amount during the nine months ended September 30, 2004.

Financing Activities. During the nine months ended September 30, 2005, we received $13.6 million upon the exercise of employee stock options as compared to $13.3 million during the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, as authorized by our share repurchase program, we repurchased approximately 385,000 shares of our common stock, at an average purchase price of $24.72 per share, for a total aggregate amount of approximately $9.5 million of which $8.9 million was paid during the third quarter and the remaining $0.6 million was paid during the fourth quarter. During the nine months ended September 30, 2004, as authorized by our share repurchase program, we repurchased approximately, 1,487,000 shares of our common stock, at an average purchase price of $20.10 per share, for a total aggregate amount of approximately $29.9 million. As of September 30, 2005 we still have authorization from our board of directors for the repurchase of additional 3.3 million shares.

At September 30, 2005, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $61.0 million, bank deposits and auction rate securities in the amount of $15.0 million and held-to-maturity marketable securities of approximately $263.6 million. The market value of held-to-maturity securities amounted to $259.0 million.

Our working capital at September 30, 2005 was approximately $122.5 million, and our backlog as of September 30, 2005 was $43.9 million. We believe that our current cash, cash equivalents, bank deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note I to the attached Notes to Consolidated Financial Statement for the period ended September 30, 2005.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 75% of our total revenues in the third quarter of 2005 and 2004. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprised 91% of our total revenues for the third quarter of 2005. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 75% of our total revenues for the third quarter of 2005. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2005 and in future years. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our IDT telephony products comprised 91% of our total revenues for the third quarter of 2005. We have experienced and continue to experience a decrease in the average selling prices of our IDT products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability.

Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors. As an example, our gross profit for the first three quarters of 2005 was 46% and our current estimate is that our gross profit in 2006 will be in the range of 41% to 45%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. As we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the third quarter of 2005. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2005, 226 of our 293 employees were located in Israel, including 149 out of 200 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (34% for 2005) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans expires starting in tax year 2005 through 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in the first three quarters of 2005. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products as some of our existing products, such as 900MHz, experienced decreased sales. Revenues from our 2.4 GHz products decreased 13% during the three months ended September 30, 2005 as compared to the same period in 2004. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2005, in open market purchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2005 to July 30, 2005)	—	—	—	3,696,156
Month #2 (August 1, 2005 to August 31, 2005)	—	—	—	3,696,156
Month #3 (September 1, 2005 to September 30, 2005)	385,200	$24.72	9,521,362	3,696,156
TOTAL	385,200	$24.72	9,521,362	3,310,956	(2)

(1)	In July 2003, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 2.5 million shares of our common stock may be repurchased. In October 2004, our Board of Directors approved an increase of 2.5 million shares available for repurchase. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

(2)	The number represents the number of shares of our common stock that remained available for repurchase pursuant to our Board’s authorizations as of September 30, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Stockholders on July 20, 2005. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of two Class II directors was approved as follows:

	In Favor	Against	Abstentions	Non-votes
Yair Seroussi	25,530,911	904,963	0	0
Yair Shamir	25,010,233	1,425,641	0	0

Continuing as directors after the meeting are Eliyahu Ayalon, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver and Patrick Tanguy.

Proposal 2: Ratification of Appointment of Independent Auditors

Kost, Forer & Gabbay, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2005 with 24,269,743 in favor, 2,162,744 against, and 3,387 abstentions.

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

DSP GROUP, INC. (Registrant)

Date: November 9, 2005	By:	/s/ MOSHE ZELNIK
Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)