Form 10-K
period 2005-12-31
DSP GROUP INC /DE/
filed 2006-03-15
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2005 as reported on the NASDAQ National Market, was approximately $553,003,618.09. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, the Registrant had outstanding 30,124,528 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our expectation that our 2.4GHz and 5.8GHz products will continue to generate a significant portion of our revenue for 2006, with greater sales of 5.8GHz products than 2.4GHz products in both absolute dollars and as a percentage of revenues;

•	Our expectation that our DECT products will drive our growth in 2006 and 2007, and products for home communication, including Wi-Fi products, will start to contribute to our growth in 2007 and beyond;

•	Our belief that the successful development of our Wi-Fi chipset may increase our market share in IP phones;

•	Our belief that we are prepared to meet the challenges of the evolving market by our ability to integrate voice, data and video technologies;

•	Our expectation that our currently planned future products will enable connectivity of cellular phones to fixed-line phones and connectivity to a broadband line feeding VoIP with cordless phone capabilities;

•	Our expectation that international sales will continue to account for a significant portion of our net product sales for the foreseeable future and that sales to customers in new geographic areas, including Japan and Hong Kong, may increase in the future;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our belief that our gross profit for 2006 will be in the range of 41% to 44%;

•	Our belief that the development of a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit;

•	Our belief that relations with our employees are good;

•	Our expectation that research and development costs will increase in absolute dollars in 2006; and

•	Our anticipation that our available cash and cash equivalents at December 31, 2005 should be sufficient to finance our operations for both the short and long term.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.    BUSINESS.

Introduction

DSP Group, Inc. is a fabless semiconductor company in the short-range residential wireless communications market. By combining our proprietary technologies and advanced design methodologies, we offer original equipment manufacturers (OEMs) and original design manufacturers (ODMs) complex integrated circuit (IC) solutions. Our chipsets offer solutions for digital 2.4GHz and 5.8GHz telephony, 1.9GHz—Digital Enhanced Cordless Telecommunications (DECT) telephony for European, Latin American and emerging U.S. DECT 6.0 markets, and Bluetooth systems for voice, data and video communication in residential and SOHO/SME (small-office home-office and small to medium enterprise) environment. In addition, we offer IC products that are used in hand-held Digital Voice Recorders (DVRs), MP3 players, Voice over Internet Protocols (VoIP) phones, residential gateways and Integrated Access Devices (IADs). We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

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

Our focus on the design of highly-integrated, mixed-signal devices that combine complex analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our IC products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless applications, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for ODMs to design and market their own end products with maximum differentiation.

In response to the growing trend towards wireless residential connectivity in the past few years, we have developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed technologies, including Direct Sequence Spread Spectrum (DSSS) and Frequency Hopping Spread Spectrum (FHSS), Digital Narrow Band, CMOS, GaAs and SiGe RF chips for 900MHz, 2.4GHz and 5.8GHz telephony, Industry Scientific and Medical (ISM) Band, DECT (1.9 GHz) and Bluetooth (2.4GHz).

We also develop and market embedded, integrated silicon/software solutions for DVRs, DSP CODEC and VoIP applications, as well as other Voice-over-Packet (VoP) applications for gateway and integrated access.

Product Development

We introduced the first Integrated Digital Telephony (IDT) speech processor in 1989. In 1999, we acquired certain technology and products, including intellectual property related to 900MHz spread spectrum cordless telephones, from Advanced Micro Devices. In 2000 we initiated the development of a new line of 900MHz narrow-band cordless products. We entered into mass production of 900MHz narrow-band cordless chipset in 2001. The chipset includes a D36000 fully-featured telephony and baseband device and an integrated RF device. We also completed the design of our advanced chipset for 2.4GHz single handset and multi-handset for the U.S. market in 2001. During the same year, we also developed an integrated CMOS RF device, which was an important step in our development efforts to integrate telephony features, a communications modem and a RF device into an integrated phone-on-a-chip solution.

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

During the second quarter of 2003, we moved into the multimedia communications market by acquiring the assets of Teleman Multimedia Inc., a U.S. corporation. Teleman developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. The device supports compression standards such as MPEG4, JPEG and H.263. Our first line of video products enables the compression and decompression of video signals and may be incorporated into a variety of applications.

Also in 2003, to gain entrance into the European market and increase our leadership position in Asia, we developed the DE56000 chipset family, a universal chipset for the DECT (1.9GHz) market, as well as the U.S. 2.4GHz and 5.8GHz markets. This dual modem device supports low power consumption applications and has Universal Serial Bus (USB) connectivity. The chipset includes a new CMOS DECT RF with external power amplifier device to enable fast time to market.

We further developed a complete chipset for residential voice, data and video wireless solution in 2003. The chipset includes DB56000 baseband device which combines the DE56000 integrated capabilities with ARM7™ processor as well interface capabilities, such as Ethernet and USB, Bluetooth RF CMOS device and DVC21 video processor, to enable the transfer of voice, data and video wirelessly over Bluetooth protocol.

For the growing 5.8GHz market we developed the first generation up-converter solution and are in the process of developing a complete IC device solution to replace the discrete 5.8GHz converter currently used in the market.

In 2004 we completed the development of our chipset for the DECT market. This product line includes the DE56000 baseband processor family, CMOS RF transceiver and SiGe Power Amplifier. The DE56000 chipset family also entered into mass production in the fourth quarter of 2004 for incorporation into products developed for the U.S. 2.4GHz and 5.8GHz markets.

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

We also announced in 2004 the development of an IP cordless phone that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities. In addition, we started the development of a new feature that is anticipated to enable connectivity of cellular phones to residential fixed-line phones.

During 2005, we developed motion JPEG cordless application for slow motion monitoring applications such as door phone, security and baby monitoring, as well as USB Dongle connectivity to a variety of PC instant messaging applications, such as Skype, MSN and GoogleTalk. All these applications, together with cellular connectivity, were incorporated into end products of our customers and these products will enter the market in 2006.

Sales of our 5.8GHz products generated 31%, and 19% of our revenues for 2005, and 2004, respectively. Sales of our 2.4GHz products generated 41% and 56% of our revenues for 2005 and 2004, respectively. We expect these products will continue to generate a significant portion of our revenue for 2006. We started deliveries of DECT products at the end of 2004, and we expect that these products will generate significant growth for our business in 2006 and 2007. We further anticipate that products for home communication, including Wi-Fi products, will start contributing to our growth in 2007 and beyond.

Target Markets and DSP Group Products

Our work in the field of wireless residential technology has yielded various synergistic product families targeted for specific segments of the wireless residential communications market. We believe that we are prepared to meet the exciting challenges of the dynamic and evolving market for short-range multimedia communication and home wireless networking by our ability to integrate voice, data and video technologies.

Products Targeted for Digital Cordless Telephony

To capitalize on the trend of conversion of analog telephony to digital cordless telephony, during the last few years we developed the narrow-band chipset family and EDCT (Enhanced Digital Cordless Telephone) chipset family. Both chipsets integrate the TeakLiteDSPcore® into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility for products incorporating these chipsets range from a basic cordless phone with Caller ID to a fully featured solution that includes the integration of CID type I & II, multi-party hands-free True Full Duplex Speakerphone®; digital telephone answering machine, talking caller ID function, motion JPEG video monitoring function, USB Dongle connectivity to PC instant messaging applications and cellular connectivity, as well as dual line support.

EDCT Chipset Family—chipsets for 2.4GHz FHSS cordless telephones for the ISM Band. The EDCT chipset provides a two-chip solution: the baseband controller (D36000 or DE56000 family) and RF transceiver with integrated power amplifier. For 5.8GHz applications, we provide an additional converter. The system supports up to four handset links to the base station simultaneously, more registered handsets (up to twelve), walkie-talkie mode and a full range of voice enhancing features.

DECT (Digital European Cordless Telephone) Chipset Family—chipsets for DECT (1.9GHz) cordless phones. The DECT chipset provides a three-chip solution: the baseband controller (DE56000 family), RF transceiver and a simple external RF power amplifier designed to boost the output power to the maximum allowed level. The baseband chip combines unique communication technology with the high end telephony features at effective system cost. The DECT chipset supports up to six simultaneous handset links to the base station, multiple ringing handsets and walkie-talkie mode and a full range of voice features. Use of DSP in all our baseband processors enables advanced voice features, such as wideband audio, to be supported in all range of our solutions.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003 and 2004, we developed a video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

Bluetooth Chipset Family—a chipset that includes a baseband controller (DB56000 family) and RF transceiver with integrated power amplifier. The chipset integrates the TeakLiteDSPCore® and ARM7™ into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility is provided for the entire range of products. The Bluetooth chipset supports simultaneous handset links to the base station, multiple ringing handsets, walkie-talkie mode, DECT, Bluetooth and EDCT protocols, as well as new features enabled by Bluetooth such as Bluetooth headset support and Bluetooth wireless data connectivity to other devices. The same device enables connectivity of cellular phones to residential fixed-line phones. The high data rates offered by the Bluetooth link enable wireless data networking and wireless transmission of video within the residence in conjunction with our video compression chip technology.

Video Processor Chip—a chip that is targeted at low bit rate video applications such as those based on H263, JPEG and MPEG4 compression standards. This chip serves as a complete stand-alone system, including direct image sensor and display interfaces as well as an advanced video compression engine. Target applications include video telephony, home security and portable multimedia. The chip can be used in a system with our cordless chipsets to provide wireless video transmission.

Products Targeted for Analog Telephony

We continue to sell stand-alone IDT speech processors to support analog telephones based on Pine and TeakLite DSP core, which provide the following features: TripleRateCoder™, True Full-Duplex SpeakerPhone™, G.723.1, caller ID and call waiting caller ID, call progress tone detection, DTMF signaling, voice prompts, variable speed playback (FlexiSpeech®), voice activity detection (VAD) and voice recognition.

Products Targeted for Voice-over-Packet Market

In 2004 we decided to stop developing products targeted at the VoP gateway market and announced that we are developing an IP cordless phone that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities.

We continue to sell our current line of Voice-over-Packet (VoP) speech co-processors, including VoIP, which are DSP core-based, highly-integrated speech processors targeted at the low to medium density IAD, residential gateway and Internet Protocol (IP) telephony markets. These devices integrate all necessary DSP functionality with built-in analog front-end and support one to four channels of VoIP for use in conjunction with other microprocessors to transmit VoP-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, DSL links, cable networks, other data networks and combined data/voice networks. “Voice-over-IP” refers to the transmission of voice signals over networks using the Internet Protocol (IP), which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications. In 2005 we developed an integrated Cordless over IP telephony system that supports both PSTN line and broadband for the emerging VoIP over IP market.

Products Targeted for the Digital Voice Recorder and Multimedia Market

We have developed a Digital Voice Recorder (DVR) that integrates the TeakLiteDSPCore® to enable many different speech compression rates at the highest possible quality. During 2005 we also developed and released an integrated DVR with MP3 playback and USB Dongle connectivity for voice recording application for personal and business use, as well as for a stand alone MP3 device.

Customers

We sell our products primarily through distributors and representatives, to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, Audioline, Belgacom, Brother, CCT Telecom, Cenix, Deutsche Telecom, France Telecom, General Electric, LG Electronics, Motorola, Olympus, Panasonic, Philips, Pioneer, Samsung, Sanyo, Sharp, Sony, Suncorp, Swisscom, Telecom Italia, Telefonica, Telstra, Thomson, Topcom, Uniden, Verizon, and Yamaha.

International Sales and Operations

Export sales accounted for 99% of our total revenues for 2005, 2004 and 2003. Although all of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 9 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2005, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors and independent OEM representatives. Our sales and marketing team, working out of our sales offices in Santa Clara, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories worldwide where we do not have sales offices, we solely operate through a network of distributors and independent OEM representatives. A significant portion of our worldwide sales is derived from sales through our Japanese distributor, Tomen Electronics. Revenues derived from sales through Tomen Electronics comprised 75% of our total revenues in 2005, 76% in 2004 and 79% in 2003. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 49%, 51% and 58% of our revenue in 2005, 2004 and 2003, respectively. Sales through Tomen Electronics to Uniden represented 18%, 20% and 18% of total revenues for 2005, 2004 and 2003 respectively. Sales to Hong Kong-based CCT Telecom represented 13%, 17% and 13% of total revenues for 2005, 2004 and 2003, respectively.

Moreover, our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. In addition, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations.

Manufacturing and Design Methodology

All of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors and RF devices from TSMC, TriQuint and IBM. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. With the continuing economic recovery, we believe there is a greater demand for foundries which may strain their production capacity. Also, there may be shortages in worldwide foundry capacity due to increased semiconductor demand for other factors. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Moreover, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

We use independent subcontractors, located in Asia, to assemble and test our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test our products at ASE, KYIC, Giga and TSMC and subcontract ASE and SPIL for dies packaging. We have entered into a short-term supply arrangement with ASE pursuant to which it is obligated to provide us with a specified amount of packages and test capacity for a specific period. We may incur charges to ASE if we fail to utilize all the quantities of products reserved for us in accordance with this arrangement, which may increase our operating expenses and adversely affect our gross margin and operating profit. We also entered into a finance lease agreement with ASE in 2006 pursuant to which we will purchase approximately $3.5 million of equipment to be located at ASE’s facilities to support our capacity needs. In consideration for this capital expenditure, ASE agreed to provide us with testing and assembly services at a discount to market price from 2006 through 2009.

Furthermore, our IDT speech processor products require an external component in the finished product to provide flash memory, which are supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of these components could negatively impact sales of our IDT speech processors, which could in turn harm our business, financial condition and results of operations.

Competition

The markets in which we operate are extremely competitive, and we expect that competition will continue to increase. In each of our business activities, we face current and potential competition from competitors that have sometimes significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Our future prospects will depend greatly on our ability to successfully develop and introduce new products that are responsive to market demands. We cannot assure you that we will be able to successfully develop or market new products.

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Atmel, Infineon, Micro Linear, OKI, Philips Semiconductors and Sitel (formerly the DECT division of National Semiconductor). Similar principal competitive factors affect the Voice-over-Packet (VoP) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors. Our principal competitors in the Broadband market include Broadcom, Marvel, Texas Instruments, CSR and Infineon.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. We were able to partially offset price reductions which occurred during 2005 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

Furthermore, due to various new developments in the residential telephony market, we may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit.

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2005, we had a staff of 197 research and development personnel, of which 148 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $40.3 million in 2005, $32.1 million in 2004 and $25.6 million in 2003 on research and development activities.

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

Licenses, Patents and Trademarks

We have been granted 30 United States patents, one Canadian patent, three Israeli patents and two Taiwanese patents, and have 25 patents pending in the United States, one patent pending in Europe, one patent pending in Japan, one patent pending in Korea and eight patents pending in Israel. We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis and in a cost-effective manner will be more important in maintaining our competitive position than the protection of our intellectual property. In addition, we believe that due to rapid technological changes in the residential telephony, computer telephony and personal computer markets, patents and trade secret protection are important but must be supported by other factors, including expanding the knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure you that these measures will be successful.

Backlog

At December 31, 2005, our backlog was approximately $55.2 million compared to approximately $39.9 million at December 31, 2004. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2005, we had 291 employees, including 197 in research and development, 39 in marketing and sales and 55 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience as well as RF chip designers. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relations with our employees are good.

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

Item 1A.    RISK FACTORS.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 75% of our total revenues in 2005, 76% in 2004 and 79% in 2003. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprised 88% of our total revenues for 2005. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 71% of our total revenues for 2005. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues in future years. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements;

•	entry into new markets, including China, Korea, South America and the domestic Japanese market;

•	mergers and acquisitions by us, our competitors, including the recent disposition by National Semiconductor Corporation of its DECT division, and our existing and potential customers; and

•	general economic conditions, including the changing economic conditions in the United States and worldwide.

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

Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses.

Sales of our IDT telephony products comprised 88% of our total revenues for 2005. We have experienced and will continue to experience a decrease in the average selling prices of our IDT products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our IDT processors. As an example, our gross profit for 2005 was 46% and our current estimate is that our gross profit in 2006 will be in the range of 41% to 44%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. For example, our gross profit decreased in 2005 as compared to 2004 primarily due to increased testing and assembly expense. Our gross profit for 2006 will decline further if such expenses continue to rise. Furthermore, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2005. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-

line telephony would reduce our total revenues derived from, and unit sales of, cordless telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT and video products. We cannot assure you that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

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

The possible emerging trend of our OEM customers outsourcing their production may cause our revenue to decline.

We believe there may be an emerging trend of our OEM customers outsourcing their production to third parties. We have invested substantial resources to build relationships with our OEM customers. However the outsourcing companies whom our OEM customers may choose to outsource production may not have prior business relationship with us or may instead have prior or ongoing relationships with our competitors. The emergence of this trend may require us to expend substantial additional resources to build relationships with these outsourcing companies, which would increase our operating expenses. Even if we do expend such resources, there are no assurances that these outsourcing companies will choose to incorporate our chipsets rather than chipsets of our competitors. Our inability to retain an OEM customer once such customer chooses to outsource production would have a material adverse effect on our future revenue.

Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business.

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2005, 227 of our 291 employees were located in Israel, including 148 out of 197 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (34% for 2005) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investments Law came into effect. As a result of the amendment, tax-exempt income generated under the provisions of the new law for investment programs approved after December 31, 2004 will subject us to taxes upon distribution or liquidation and we may be required to record deferred tax liability with respect to such tax-exempt income. The amendment may increase our tax rate in future years.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in 2005. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products as some of our existing products, such as 900MHz and 2.4GHz, experienced decreased sales. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include SiTel (formerly the DECT division of National Semiconductor), Philips, Oki Electronic, Micro Linear and Infineon. Our principal competitors in the VoP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors.

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

Item 1B.     UNRESOLVED STAFF COMMENTS.

None.

Item 2.     PROPERTIES.

Our principal executive offices in the United States are located in Santa Clara, California where we lease approximately 12,000 square feet under a lease that expires in April 2009. Portions of our operations relating to the development of Wi-Fi technology are located in leased facilities in Rancho Cordova, California; Colorado Springs, Colorado; and Minnetonka, Minneapolis. These facilities are leased through 2007 to 2009. Our operations in Israel are located in leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2008. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2006. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2007. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

None.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001, trades on the Nasdaq National Market (Nasdaq symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2005	High	Low
First Quarter	$26.35	$21.07
Second Quarter	$26.40	$22.79
Third Quarter	$25.93	$23.50
Fourth Quarter	$24.47	$22.48

Year Ended December 31, 2004	High	Low
First Quarter	$29.40	$23.07
Second Quarter	$28.47	$24.06
Third Quarter	$27.24	$17.74
Fourth Quarter	$24.28	$18.55

As of March 1, 2006, there were 30,124,528 shares of common stock outstanding, representing approximately 52 holders of record, which we believe represents approximately 11,500 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 24, 2006. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2005 to October 31, 2005)	—	—	—	3,310,956
Month #2 (November 1, 2005 to November 30, 2005)	—	—	—	3,310,956
Month #3 (December 1, 2005 to December 31, 2005)	297,000	—	297,000	3,013,956

TOTAL	297,000	$25.31	297,000	3,013,956

In July 2003 we announced that our board of directors approved a share repurchase program for up to 2.5 million shares of our common stock. As of September 30, 2004, 1.3 million shares of our common stock remained available for repurchase pursuant to our board’s July 2003 authorization. On October 19, 2004, our board approved an increase of 2.5 million shares available for repurchase such that an aggregate of 3.8 million shares of our common stock were then available for repurchase under our share repurchase program. As of December 31, 2005, after giving effect to the repurchases made during 2005, an aggregate of 3.0 million shares of our common stock remains available for repurchase under our share repurchase program.

The repurchase program is affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date. No shares were repurchased outside of the program.

Item 6.    SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The results of operations, including revenue, operating expenses, financial income and taxes on income of the DSP cores licensing business for the years ended December 31, 2002 and 2001, have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheets at December 31, 2002 and 2001 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only the continued operations. The consolidated financial statements for the fiscal years ended December 31, 2005, 2004 and 2003 have been audited by Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2005, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$187,225	$157,511	$152,875	$125,158	$89,430
Cost of revenues	101,074	80,368	83,077	74,412	53,122

Gross profit	86,151	77,143	69,798	50,746	36,308
Operating expenses
Research and development	40,290	32,147	25,599	19,745	21,066
General, administrative, sales and marketing	20,517	18,404	18,930	15,793	14,075
In process research and development write off(*)	—	2,682	2,727	—	—
Impairment of goodwill(*)	—	4,304	—	—	—
Aborted spin-off expenses	—	—	—	865	—

Total operating expenses	60,807	57,537	47,256	36,403	35,141

Operating income (loss)	25,344	19,606	22,542	14,343	1,167
Financial and other income
Interest income, net	10,166	8,522	7,947	9,452	12,522
Capital gains from available-for-sale marketable securities(**)	—	44,448	241	—	278
Impairment of available-for-sale marketable securities	—	—	—	(10,229)	—

Income before taxes on income	35,510	72,576	30,730	13,566	13,967

Taxes on income	6,037	21,482	5,375	894	2,406

Income from continuing operations	$29,473	$51,094	$25,355	$12,672	$11,561

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	28,435	27,959	27,912	27,070	26,641
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	29,843	29,092	29,593	28,041	27,606
Basic net earnings per share	$1.04	$1.79	$0.91	$0.47	$0.43
Diluted net earnings per share	$0.99	$1.70	$0.86	$0.45	$0.42
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$345,216	$330,995	$276,373	$235,982	$249,791
Working capital	$145,745	$106,463	$60,887	$76,556	$109,677
Total assets	$400,005	$366,961	$368,470	$280,072	$312,379
Total stockholders’ equity	$349,134	$315,490	$304,381	$247,718	$278,977

(*)	See note 1 to our consolidated financial statements.
(**)	See note 6 to our consolidated financial statements.

	Year Ended December 31,
Fiscal Years by Quarter Quarterly Data:	2005				2004
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$42,401	$55,614	$49,047	$40,163	$28,555	$46,232	$44,016	$38,708
Gross profit	$18,981	$26,194	$23,057	$17,919	$14,364	$22,831	$21,098	$18,850
Net Income	$5,708	$10,510	$8,248	$5,007	$1,229	$20,380	$9,371	$20,114
Net earnings per share—Basic	$0.20	$0.37	$0.29	$0.18	$0.04	$0.72	$0.32	$0.70
Net earnings per share—Diluted	$0.19	$0.35	$0.28	$0.17	$0.04	$0.69	$0.30	$0.66

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is cordless telephony with sales of our 2.4GHz and 5.8GHz chipsets representing approximately 72% of our total revenues for 2005.

Over recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to capture the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Another factor that contributed to our growth in recent years is our focus on new emerging markets such as the Japanese domestic market, Korea and South America. Additional factors that contributed significantly to our revenue growth over the past few years are the market acceptance of our multi-handset solutions for cordless telephony, as well as our other pioneer features. However, we need to penetrate new markets and introduce new products to further expand our business. In that regard, the most important step we have taken is the decision to penetrate the DECT market. We introduced our first DECT products for the European market in 2004, and currently have three customers incorporating our products in nine consumer brands. Our future growth is dependent on our success in expanding our presence in the European DECT market and the general market deployment and acceptance of our DECT products.

In 2005 our revenues grew by 19% in comparison to 2004, reaching a record level of $187.2 million in sales. The main drivers of this growth were increased sales of our 5.8GHz products, and our penetration of the DECT and the Japanese domestic markets. Our gross profit decreased to a level of 46% in 2005 from 49% in 2004, mainly as a result of increased assembly and testing expenses. Operating expenses increased by 5% in 2005 compared to 2004, reaching a level of $60.8 million. The increase in operating expenses was mainly due to a 25% increase in our research and development expenses in 2005 as compared to 2004. Our operating profit was $25.3 million in 2005, approximately 14% of revenues, compared to $19.6 million in 2004, representing 12% of revenues. As of December 31, 2005, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $50.4 million, short term investments of $37.0 million and marketable securities of approximately $257.7 million, totaling to $345.1 million.

However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Moreover, we must continue to monitor and control our operating costs and our gross margins in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may increase our raw material and production costs and thus decrease our gross margins. Also, since our products are incorporated into end products of original equipment manufacturer (OEM) customers, our business is very dependent on their ability to introduce products that achieve market acceptance in consumer electronic markets, which are equally competitive.

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business may also be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. One additional factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as the Federal Communications Commission (FCC) has authorized the use of the DECT frequency band in the U.S. The U.S. market is currently the dominant market of our customers. An increase in demand for DECT products in the U.S. and our inability to successfully develop and market new DECT products to address this market may have a material adverse effect on our profits and results of operation.

We are taking several steps to address the new challenges and market trends. First, we are introducing new features into our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. The new features include a cellular cradle to extend the cellular coverage throughout the residence by turning the cellular phone into an extra line of the cordless system; a universal serial bus (USB) dongle to connect the residential handsets to the public network using Internet protocol through personal computers; and other pioneer features such as polyphonic ringer. We also have developed technology that allows our customers to add a visual dimension to telephone-based systems. In 2005 our customers introduced the first line of products that incorporate this technology, which products enable security surveillance and baby monitoring, and will enable video communication over PSTN lines in 2006 models. We believe that these pioneer solutions will allow us to provide the desired flexibility for residential users. We cannot provide any assurances, however, that these new features will achieve market acceptance, and allow us to maintain our market share or provide for our future growth.

In addition, our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai to develop and offer products for home communication in future years. We believe the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets.

We believe that our current products, including 5.8GHz products, the new features being added to our existing products, the continued shift from analog to digital products, the increase of market share of our OEM customers in existing and new markets and the penetration of new markets with our DECT products will drive our growth in 2006. We expect that products for home communication, including Wi-Fi products, will start contributing to our revenues in 2007 and beyond. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

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

Management believes that the following accounting policies require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditors and with our audit committee.

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

	The estimate of our tax contingency reserve contains uncertainty because management must use judgment to estimate the exposure associated with our various tax filing positions.	Although management believes that its estimates and judgments about tax contingencies are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material. To the extent we prevail in matters for which reserve has been established, or are required to pay amounts in excess of the reserve, our effective tax rate in a given financial statements period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

Goodwill and Other Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combinations. The goodwill on our balance sheet is a result of our acquisition of VoicePump. The identifiable intangible assets, other than goodwill, included in our balance sheet are workforce and patents acquired from Teleman and Bermai. We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired, we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	In the second quarter of fiscal 2005, we completed our annual impairment testing of goodwill using the methodology described in the notes to the consolidated financial statements, and determined that the goodwill was not impaired. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charge.

Contingencies and Other Accrued Expenses

We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

	A determination of the amount of reserves required, if any, for any contingencies and accruals is made after careful analysis of each individual issue. The required reserves may change due to future developments, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net loss.	If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Inventory Reserves:

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves. We have not made any material changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past three fiscal years.

	Our markdown reserve represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of inventory based upon our assumptions regarding forecasted consumer demand, the promotional environment, inventory aging and technological obsolescence.	If our estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established markdown reserve that could be material.

Results of Operations:

Total Revenues.    Our total revenues were $187.2 million in 2005, $157.5 million in 2004 and $152.9 million in 2003. This represents an increase in revenues of 19% in 2005 as compared to 2004 and 3% in 2004 as compared to 2003. This increase of 19% was primarily as a result of strong demand for our 5.8GHz and DECT products in 2005. Sales of 5.8GHz products represented approximately 31% and 19% of our total revenues for 2005 and 2004, respectively, representing an increase of 95% in absolute dollars. The increase in revenues in 2005, as compared to 2004, was also a result of sales of our DECT products for which we started initial shipments in the fourth quarter of 2004. One additional factor that increased our revenues in 2005 as compared to 2004 was our penetration into new markets such as the Japanese domestic market. The above mentioned increase was partly offset by a decrease in sales of our 2.4GHz chipsets. Revenues from 2.4GHz products represented 41% and 56% of our total revenues for 2005 and 2004, respectively, representing a decrease of 13% in absolute dollars. The 3% increase in 2004 as compared to 2003 was mainly due to an increase in sales of our 5.8GHz products, which increased 245% in 2004. The increase was offset by lower revenues from our 2.4GHz products, which decreased by 14% in 2004 as compared to 2003. We currently expect that this trend of increased sales of 5.8GHz and DECT products versus decreased sales of 2.4GHz products, in both absolute dollars and as a percentage of revenues, will continue throughout 2006.

As is typical in the consumer semiconductor industry, we experienced pricing pressures for our current products. However, the impact of declines in average selling prices of our products was offset by a greater increase in the number of units sold for the same periods. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold. During these comparable periods we were also able to partially offset the decline in average selling price of our products by adding advanced and pioneer features to our products.

Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in 2005, 2004 and 2003. All export sales are denominated in U.S. dollars. The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$1,101	$1,238	$1,302
Japan	141,310	119,052	119,355
Europe	699	1,831	3,063
Hong Kong	33,521	27,700	21,624
Other	10,594	7,690	7,531

Total revenues	$187,225	$157,511	$152,875

During 2005, our OEM customers began shipments of their products to new geographic areas such as South America and the Japanese domestic market. We expect sales to these new geographic areas, particularly Japan, to increase in the future.

Sales to our customers in Hong Kong may also increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our product lines such as our new DECT products that are anticipated to be sold to original design manufacturers (ODMs) that are mainly located in Hong Kong. This trend also can be seen in comparing our revenue distribution is 2005 for which Hong Kong represented 18% of total revenues, representing an increase of 32% in absolute dollars comparing to 2004.

As our products are generally incorporated in consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually.

Significant Customers.    Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 75% of our total revenues in 2005 as compared to 76% of our total revenues in 2004 and 79% in 2003. The decrease in sales to Tomen as a percentage of revenues in both 2005 and 2004 was mainly due to increased volumes of sales to Hong Kong.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen generated approximately 49%, 51% and 58% of total revenues in 2005, 2004 and 2003, respectively. Sales through Tomen Electronics to Uniden represented 18%, 20% and 18% of total revenues for 2005, 2004 and 2003 respectively. Sales to Hong Kong-based CCT Telecom represented 13%, 17% and 13% of total revenues for 2005, 2004 and 2003, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Significant Products.    Revenues from our 2.4GHz and 5.8GHz digital products represented 72% of total revenues in 2005. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2006 and in future periods as we are seeing a continued decline in sales for some of our older products. In addition, we witnessed an increase in sales of multi-hand-set products, in comparison to a decrease in single-hand-set sales. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines by penetrating the DECT market and by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit.    Gross profit as a percentage of revenues was 46% in 2005, 49% in 2004 and 46% in 2003. The decrease in our gross profit in 2005 as compared to 2004 was primarily due to increased cost of goods expenses, mainly due to increased assembly and testing expenses and due to the fact that our chipsets for the DECT market are currently incorporated into high volume basic DECT products that generate lower gross margins. The increased assembly and testing expenses represented approximately 60% of the reduction in gross profit while sales of lower margin DECT products represented approximately 40% of the decrease. The decrease in gross profit was also as a result of our inability to offset the continuing decline in the average selling prices of our products with a similar reduction in average costs of product sold. The increase in gross profit in 2004 as compared to 2003 was mainly due to our ability to offset the continuing decline in the average selling prices of our products with a greater reduction in manufacturing costs and lower other expenses related to cost of goods sold. The reduction in material assembly and testing costs represented approximately 80% of the overall reduction in the average cost per chip while a combination of other factors such as continuing improvements in our yield percentages represented approximately 20% of the overall reduction in the average cost per chip.

We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. As an example, our current estimate is that our gross profit for 2006 will be in the range of 41% to 44%. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross profit in future periods. As we are a fabless company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may also increase our raw material costs and decrease our gross profit.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products will decrease our gross margin in 2006. As a result, our past gross profit figures should not be relied upon as an indication of future performance.

Cost of goods sold consists primarily of the costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Operating expenses

Research and Development Expenses.    Research and development expenses increased to $40.3 million in 2005 from $32.1 million in 2004. Research and development expenses increased to $32.1 million in 2004 from $25.6 million in 2003. The increase in 2005 was primarily attributed to increased salary expenses, mainly due to a greater average number of research and development employees and labor contractors and to increased depreciation expenses of our development software tools and other related expenses. The increase in research and development expenses in 2005 was mainly a result of the initiation of new Wi-Fi projects as part of our strategic acquisition of Bermai assets. This increase was partially offset by a decrease in tape out expenses during the same period. The increase in research and development expenses in 2004 as compared with 2003 was mainly a result of increased payroll expenses mainly due to higher number of research and development employees, as well as a result of increase in tapeout and subcontracting expenses.

Research and development expenses as a percentage of total revenues were 22% in 2005, 20% in 2004 and 17% in 2003. This increase in research and development expenses as a percentage of total revenues in both comparable periods was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are expected to increase in 2006.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $13.1 million in 2005, $11.3 million in 2004 and $12.0 million in 2003. The increase in 2005 was primarily attributed to higher commissions paid to our distributors and representatives as a result of more revenue being generated in 2005 and an increase in the number of sales and application support employees. The decrease in sales and marketing expenses for 2004 as compared with 2003 was primary due to a decrease in sales commissions paid to our representatives and distributors due to lower average commission rates. This was partially offset by higher levels of salary expenses, mainly due to a greater number of application support employees as well as to higher travel and other expenses during 2004.

Sales and marketing expenses as a percentage of total revenues were 7% in both 2005 and 2004 and 8% in 2003. The percentage decrease in 2004 as compared to 2003 was due to an increase in total revenues due to the decrease in absolute dollars of sales and marketing expenses in 2004 as compared with 2003.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $7.4 million in 2005 and $7.1 million in 2004. Our general and administrative expenses increased slightly to $7.1 million in 2004 from $7.0 million in 2003. The increase in 2005 as compared to 2004 was mainly due to an increase in compensation expenses offset by a decrease in allowance for doubtful accounts. The slight increase in 2004 as compared to 2003 was mainly a result of an increase in salary and related expenses and accounting expenses mainly for Sarbanes-Oxley related work offset by a decrease in legal fees and bad debt expenses.

General and administrative expenses as a percentage of total revenues were 4% in 2005, 5% in 2004 and 4% in 2003.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Impairment of goodwill.    During the second quarter of 2004, we recorded an expense of $4.3 million resulting from the impairment of goodwill related to VoicePump, Inc. our wholly owned subsidiary that sells to the VoIP gateway market. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition from its historical book value of $5.8 million to an estimated fair value of $1.5 million.

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

Interest and Other Income (Expense), Net.    Interest and other income, net, were $10.2 million in 2005, $8.5 million in 2004 and $7.9 million in 2003. The increase in 2005 compared with 2004 was mainly due to overall higher market interest rates during 2005, as compared to 2004. The increase in 2004 as compared to 2003 was attributed mainly to higher levels of cash, cash equivalents and marketable securities in 2004 as compared to 2003. Our total cash, cash equivalents, deposits and marketable securities were $345.2 million as of December 31, 2005, $331 million as of December 31, 2004 and $276.4 million as of December 31, 2003.

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

Provision for Income Taxes.    Our tax provision for 2005, 2004 and 2003 was $6.0 million, $21.5 million and $5.4 million, respectively. Tax provision for 2005 was 17% of pretax income. Tax provision for 2004 included the provision for taxes associated with the sale of AudioCodes’ stock at an annual rate of 37% of the capital gain, the provision for taxes associated with the sale of Tomen’s stock at 38% of the capital gain and a tax benefit for in-process research and development associated with the acquisition of Bermai at 35%. Tax provision in 2004 as a percentage of pre-tax income, excluding the capital gains associated with the sale of the AudioCodes stock, the Tomen stock and the tax benefit, was 17%. Tax provision as a percentage of pretax income was 17.4% for 2003.

In 2005, 2004 and 2003 we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2017.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits as a Privileged Enterprise. Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. As a result of the amendment, tax-exempt income generated under the provisions of the new law, will subject us to taxes upon distribution or liquidation and we may be required to record deferred tax liability with respect to such tax-exempt income. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new Privileged Enterprises only and may increase our tax rate in future years.

Liquidity and Capital Resources

Operating Activities.    We generated $25.2 million, $27.4 and $34.5 million of cash and cash equivalents from our operating activities during 2005, 2004 and 2003, respectively.

During 2005 accounts receivables and inventories increased by $11.0 million and $3.2 million, respectively. This was partially offset by an increase in accounts payables and accrued compensation and benefits in the amounts of $5.0 million and $2.1 million, respectively. Cash flows from operating activities for 2005 included the payment of capital gains tax for the sale of the AudioCodes stock in 2004 in the amount of $4.0 million. Cash flows from operating activities for the year ended December 31, 2004 included the payment of approximately $10.4 million of taxes related to the sale of the AudioCodes stock. Excluding these tax payments, cash flows from operating activities would have been $37.8 million. The operating cash flows for 2004, excluding the above-mentioned tax payments represented an increase of $3.3 million from 2003. This increase in cash flows was mainly a result of a $10.0 million decrease in accounts receivable, partly offset by a decrease of $3.4 million in trade payables. Accounts receivables as of December 31, 2005, 2004 and 2003 were $17.0 million, $6.0 million and $15.8 million, respectively, representing days of sales outstanding (DSO) of 36, 19 and 37 days, respectively.

Investing Activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.

In 2005, we purchased $105.1 million of investments classified marketable securities, as compared to $141.2 million in 2004 and $191.9 million in 2003. In addition, $78.1 million of our investments in marketable securities matured in 2005 as compared to $108.2 million in 2004 and $146.4 million in 2003. As of December 31, 2005, the amortized cost of our held-to-maturity marketable securities was $257.7 and their stated market value was $252.7 million, representing an unrealized loss of $5.0 million.

Our capital expenditure amounted to $9.6 million in 2005, $1.8 million in 2004 and $3.2 million in 2003 and were mainly for computer hardware, software and software tools used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, and furniture and fixtures.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of the AudioCodes and Tomen stock, amounted to $55.5 million during 2004 and $0.5 million in 2003.

As part of our acquisition of the Bermai assets in 2004 we paid an aggregate consideration of $5.1 million in cash, including transaction costs of approximately $0.1 million during 2004. As part of our acquisition of Teleman’s assets in 2003 for an aggregate consideration of $5.25 million, including transaction costs of approximately $0.25 million, we paid $1.45 million in 2005 and 2004 and $2.1 million in 2003.

During 2003 we collected approximately $4.7 million from customers of the DSP cores licensing business, a business that was transferred to CEVA, Inc. in connection with its spin-off in November 2002. This amount was included under cash received from discontinued operations in our consolidated statements of cash flows.

Financing Activities.    During 2005, we received $19.6 million upon the exercise of employee stock options and through purchases pursuant to our employee stock purchase plan, as compared to $14.1 million during 2004 and $24.2 million during 2003. We can not predict cash flows from options exercises in future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares.

During 2005, we repurchased approximately 682,200 shares of our common stock at an average purchase price of $24.98 per share for an aggregate amount of approximately $17.0 million. During 2004, we repurchased approximately 1,577,000 shares of our common stock at an average purchase price of $20.09 per share for an aggregate amount of approximately $31.7 million. During 2003, we repurchased approximately 746,000 shares of our common stock at an average purchase price of $21.66 per share for an aggregate amount of approximately $16.2 million.

Pursuant to our share repurchase program, approximately 3.0 million shares of our common stock remain authorized for repurchase as of December 31, 2005.

All accumulated, undistributed earnings of DSP Group Ltd., our wholly-owned Israeli subsidiary, as of October 30, 2002, totaled $81.6 million. In accordance with Israeli law, these capitalized amounts cannot be distributed in the future to us.

At December 31, 2005, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $50.4 million, short term investments of $37.0 million and marketable securities of approximately $257.7 million.

Our working capital at December 31, 2005 was approximately $145.7 million, and our backlog as of December 31, 2005 was $55.2 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2005 (in thousands):

Contractual Obligations	Payment Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Capital Purchase Commitments(1)	297	297	—	—	—
Operating Lease Commitments(2)	6,113	2,907	3,047	159	—
Total Contractual Obligations	6,410	3,204	3,047	159	—

(1)	Represents future payments for development tools purchased in 2003.
(2)	Represents operating lease payments for facilities and vehicles under noncancelable lease agreements (See Note 10 to Notes to Consolidated Financial Statements).

We also entered into a finance lease agreement with ASE in 2006 pursuant to which we will purchase approximately $3.5 million of equipment to be located at ASE’s facilities to support our capacity needs. In consideration for this capital expenditure, ASE agreed to provide us with testing and assembly services at a discount to market price from 2006 through 2009.

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

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2005. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during 2005 and 2006, we instituted a foreign currency cash flow hedging program.

These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2005.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[LOGO OF ERNST & YOUNG]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders of

DSP GROUP, INC. AND ITS SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (“the Company”) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DSP Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed, an unqualified opinion thereon.

/s/    Kost Forer Gabbay & Kasierer

KOST FORER GABBAY & KASIERER

    A Member of Ernst & Young Global

Tel-Aviv, Israel

March 14, 2006

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,460	$60,827	*
Short-term investments	37,053	14,313	*
Held-to-maturity marketable securities	71,875	60,184
Trade receivables, net	16,991	5,976
Deferred income taxes	1,227	1,168
Other accounts receivable and prepaid expenses	1,617	2,213
Inventories	12,686	9,469

TOTAL CURRENT ASSETS	191,909	154,150

PROPERTY AND EQUIPMENT, NET	11,704	6,683

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	185,828	195,671
Long-term prepaid expenses and lease deposits	670	628
Deferred income taxes	1,638	1,410
Severance pay fund	4,419	3,437
Intangible assets, net	2,337	3,482
Goodwill	1,500	1,500

	196,392	206,128

TOTAL ASSETS	$400,005	$366,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$12,753	$7,830
Accrued compensation and benefits	10,736	9,421
Income taxes payables	11,511	17,083
Accrued expenses and other accounts payable	11,164	13,353

TOTAL CURRENT LIABILITIES	46,164	47,687

ACCRUED SEVERANCE PAY	4,707	3,784

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized shares: 5,000,000 at December 31, 2005 and 2004; Issued and outstanding shares: none at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value—Authorized shares: 50,000,000 at December 31, 2005 and 2004; Issued and outstanding: 28,596,340 and 27,954,133 shares at December 31, 2005 and 2004, respectively	29	28
Additional paid-in capital	188,539	187,471
Treasury stock	(19,447)	(29,797)
Accumulated other comprehensive income	45	65
Retained earnings	179,968	157,723

TOTAL STOCKHOLDERS’ EQUITY	349,134	315,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,005	$366,961

*	Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except per share data

	Year ended December 31,
	2005	2004	2003
Revenues	$187,225	$157,511	$152,875
Costs of revenues	101,074	80,368	83,077

Gross profit	86,151	77,143	69,798

Operating expenses:
Research and development	40,290	32,147	25,599
Sales and marketing	13,119	11,292	11,977
General and administrative	7,398	7,112	6,953
Impairment of goodwill	—	4,304	—
In-process research and development write-off	—	2,682	2,727

Total operating expenses	60,807	57,537	47,256

Operating income	25,344	19,606	22,542

Financial and other income:
Interest and other, net	10,166	8,522	7,947
Capital gains from available-for-sale marketable securities	—	44,448	241

Income before taxes on income	35,510	72,576	30,730
Taxes on income	6,037	21,482	5,375

Net income	$29,473	$51,094	$25,355

Net earnings per share:
Basic	$1.04	$1.79	$0.91

Diluted	$0.99	$1.70	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, except share data

	Number of shares of Common stock	Common stock amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at January 1, 2003	27,248	$27		$156,443	$—	$476	$90,772		$247,718
Issuance of treasury stock upon purchase of ESPP shares by employees	28	—	*	—	603	—	(256)		347
Issuance of common stock upon exercise of stock options by employees	1,397	1		17,274	—	—	—		17,275
Issuance of common stock upon purchase of ESPP shares by employees	24	—	*	298	—	—	—		298
Issuance of treasury stock upon exercise of stock options by employees	665	1		—	14,362	—	(8,072)		6,291
Tax benefit related to exercise of stock options	—	—		685	—	—	—		685
Purchase of treasury stock	(746)	—	*	—	(16,157)	—	—		(16,157)
Total comprehensive income:
Net income	—	—		—	—	—	25,355	$25,355	25,355
Unrealized gains on available-for-sale marketable securities, net	—	—		—	—	22,432	—	22,432	22,432
Unrealized gain from hedging activities, net	—	—		—	—	137	—	137	137

Total comprehensive income								$47,924

Balance at December 31, 2003	28,616	29		174,700	(1,192)	23,045	107,799		304,381
Issuance of treasury stock upon purchase of ESPP shares by employees	31	—	*	—	732	—	(326)		406
Issuance of common stock upon exercise of stock options by employees	732	—	*	11,659	—	—	—		11,659
Issuance of common stock upon purchase of ESPP shares by employees	38	—	*	547	—	—	—		547
Issuance of treasury stock upon exercise of stock options by employees	114	—	*	—	2,359	—	(844)		1,515
Tax benefit related to exercise of stock options	—	—		565	—	—	—		565
Purchase of treasury stock	(1,577)	(1)		—	(31,696)	—	—		(31,697)
Total comprehensive income:
Net income	—	—		—	—	—	51,094	$51,094	51,094
Realized gains on available-for-sale marketable securities	—	—		—	—	(22,908)	—	(22,908)	(22,908)
Unrealized loss from hedging activities, net	—	—		—	—	(72)	—	(72)	(72)

Total comprehensive income								$28,114

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands, except share data

	Number of shares of Common stock	Common stock amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at December 31, 2004	$27,954	$28		$187,471	$(29,797)	$65	$157,723		$315,490
Issuance of treasury stock upon purchase of ESPP shares by employees	74	—	*	—	1,493	—	(110)		1,383
Issuance of treasury stock upon exercise of stock options by employees	1,250	1		223	25,895	—	(7,118)		19,001
Tax benefit related to exercise of stock options	—	—		845	—	—	—		845
Purchase of treasury stock	(682)	—	*	—	(17,038)	—	—		(17,038)
Total comprehensive income:
Net income	—	—		—	—	—	29,473	$29,473	29,473
Unrealized loss from hedging activities, net	—	—		—	—	(20)	—	(20)	(20)

Total comprehensive income								$29,453

Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$45	$179,968		$349,134

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$29,473	$51,094	$25,355
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	4,599	2,506	3,224
Increase in deferred income taxes, net	(287)	(1,252)	(272)
Capital gains from available-for-sale marketable securities of traded companies	—	(44,448)	(241)
Amortization of intangible assets	1,145	718	379
Impairment of goodwill	—	4,304	—
In-process research and development write-off	—	2,682	2,727
Accrued interest and amortization of premium on held-to- maturity marketable securities and short term investments	2,437	2,321	1,989
Tax benefit related to exercise of stock options	845	565	685
Decrease (increase) in trade receivables	(11,015)	9,868	(10,971)
Decrease (increase) in other accounts receivable and prepaid expenses	509	(826)	27
Increase in inventories	(3,217)	(1,003)	(1,550)
Increase in long-term prepaid expenses and lease deposits	(42)	(115)	(127)
Increase (decrease) in trade payables	4,990	(3,391)	1,972
Increase in accrued compensation and benefits	2,095	421	4,444
Increase (decrease) in income taxes payable	(5,572)	4,608	3,684
Increase (decrease) in accrued expenses and other accounts payable	(739)	(832)	3,075
Increase (decrease) in accrued severance pay, net	(59)	152	125
Other	—	21	(33)

Net cash provided by operating activities	25,162	27,393	34,492

Cash flows from investing activities:
Purchase of held-to-maturity marketable securities and short-term investments	(105,142)*	(141,173)	(191,882)
Proceeds from maturity of held-to-maturity marketable securities and short-term investments	78,117	108,246	146,395
Purchase of property and equipment	(9,620)	(1,759)	(3,158)
Proceeds from sale of property and equipment	—	—	72
Proceeds from realization of available-for-sale equity securities of traded companies	—	55,456	508
Payment for acquisition of Bermai Inc. assets	—	(5,128)	—
Payment for acquisition of Teleman Multimedia Inc. assets	(1,450)	(1,450)	(2,325)
Cash received from discontinued operations	—	—	4,737

Net cash provided by (used in) investing activities	(38,095)	14,192	(45,653)

*	Reclassified

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options and upon purchase of ESPP	19,604	14,127	24,211
Purchase of treasury stock	(17,038)	(31,697)	(16,157)

Net cash provided by (used in) financing activities	2,566	(17,570)	8,054

Increase (decrease) in cash and cash equivalents	(10,367)	24,015	(3,107)
Cash and cash equivalents at the beginning of the year	60,827	36,812	39,919

Cash and cash equivalents at the end of the year	$50,460	$60,827	$36,812

Non-cash transactions:
Purchase of property and equipment	$—	$—	$2,504

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$10,948	$17,149	$1,202

*	Reclassified

The accompanying notes are an integral part of the financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

The Company has six wholly-owned subsidiaries: (1) DSP Group Ltd. (“DSP Group Israel”), an Israeli corporation primarily engaged in research and development, marketing and sales, technical support and certain general and administrative functions; (2) RF Integrated Systems Inc. (“RF US”), a Delaware corporation primarily engaged in research and development of RF technology for wireless products; (3) Nihon DSP K.K. (“DSP Japan”), a Japanese corporation primarily engaged in marketing and technical support activities; (4) DSP Video Korea Limited (“DSP Korea”), a Korean corporation, primarily engaged in the design, research and development of video applications; (5) DSPG Edinburgh Limited (“DSP Scotland”), a Scottish corporation, primarily engaged in development and marketing of DECT-based telephony solutions; and (6) DSP R&D Ireland (“DSP Ireland”), an Irish corporation primarily engaged in development of a DECT-based telephony solutions.

Acquisition of Bermai Inc. assets

On October 15, 2004, the Company entered into an asset purchase agreement pursuant to the terms of which the Company acquired substantially all of the assets of Bermai Inc., a U.S. corporation (“Bermai”), for a total consideration of $5,128 including transaction costs. The acquisition was made through a liquidator. Bermai developed an advanced Wi-Fi technology based on the 802.11 protocol that is optimized for quality of service for video streaming applications.

The assets purchased by the Company consisted of property and equipment and intangible assets such as technology and patents used by Bermai in the conduct of its development activities. Bermai was a development stage company and, therefore, the acquisition does not qualify under EITF 98-3 for business combination accounting and as such the transaction was accounted for as an asset acquisition. The amount of consideration paid was determined based upon arms-length negotiations between the Company, on the one hand, and the liquidator of Bermai, on the other hand.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon an independent valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Bermai’s assets as follows:

Tangible assets acquired	$322

Intangible assets:
In-process research and development	2,682
Patents	2,124

4,806

Total	$5,128

The value assigned to intangible assets was determined as follows:

1.	The estimated fair value of the acquired in-process research and development technology that had not yet reached technological feasibility and had no alternative future use amounted to $2,682. Technological feasibility or commercial viability of these projects was established on the acquisition date. Accordingly, these amounts were immediately expensed in the Company’s consolidated statement of income in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The value of in-process research and development was determined based on the discounted cash flows approach that is a form of the income approach.

2.	The value assigned to the patents amounted to $2,124, which will be amortized over a period of 4 years, and was determined based on the “relief from royalty” approach that is a form of income approach. The amount amortized during 2005 and 2004 was $531 and $103, respectively.

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

The assets purchased by DSP Group Israel consisted of property and equipment, and other assets (including intangible assets such as workforce and intellectual property) used by Teleman in the conduct of its activities. Teleman was a development stage company and, therefore, the acquisition does not qualify under EITF 98-3 for business combination accounting and as such the transaction was accounted for as an asset acquisition. The consideration for the assets purchased from Teleman consisted of cash in an aggregate amount of $5,000 and transaction expenses in the amount of approximately $250. $2,100 of the consideration was paid on May 16, 2003, the closing date of the acquisition, $1,450 on May 16, 2004, and the remaining consideration of $1,450 was paid on May 16, 2005. The May 16, 2005 installment was recorded at the fair value of $1,443. The amount of consideration was determined based upon arms-length negotiations between the Company, on the one hand, and Teleman, on the other hand. In addition, the Company hired 10 engineers who were previously employed by Teleman.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon an independent valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition of Teleman’s assets as follows:

1.	The estimated fair value of the acquired in-process research and development technology that had not yet reached technological feasibility and had no alternative future use amounted to $2,727. Technological feasibility or commercial viability of these projects was established on the acquisition date. Accordingly, these amounts were immediately expensed in the Company’s consolidated statement of income in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The value of in-process research and development was determined based on the discounted cash flows approach that is a form of income approach.

2.	The value assigned to the patents and workforce amounted to $2,455, which will be amortized over a period of 4 years, and was determined based on the “relief from royalty” approach that is a form of the income approach. The amount amortized during 2005, 2004 and 2003 was $614, $614 and $378, respectively.

VoicePump Inc.

VoicePump, Inc. (“VoicePump”), was a wholly-owned subsidiary of the Company, in the U.S. which primarily engaged in the design, research and development and marketing of software applications for Voice over Digital Subscriber Line (VoDSL) and Voice over Internet Protocol (VoIP).

The Company’s investment in VoicePump included excess of its purchase price over the net assets acquired which was attributed to goodwill. Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in a business combination is not amortized. As a result, the Company ceased amortization of the goodwill related to the acquisition of VoicePump after December 31, 2001. The book value of the goodwill was approximately $5,800 as of that date.

The Company assesses the carrying value of goodwill in accordance with SFAS No. 142, under which goodwill is tested for impairment at least annually, or between annual tests in certain circumstances, and written down when impaired. Goodwill attributable to the Company’s reporting unit as defined under SFAS No. 142 was tested for impairment by comparing its fair value with its carrying value.

During the second quarter of 2004, the Company decided to stop developing products targeted at the VoIP gateway market and to focus its efforts on VoIP telephony products. As a result of this decision, the Company assessed the carrying value of goodwill associated with VoicePump in accordance with SFAS No. 142. The first step of the goodwill impairment test involved the determination of the fair value of VoicePump using the income approach based on the discounted cash flow model. This evaluation indicated that the carrying amount of VoicePump exceeded its fair value. In accordance with SFAS No. 142, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of the impairment loss. During the second step of the evaluation, the Company allocated the fair value of VoicePump to all of its assets and liabilities (including unrecognized intangible assets) as if VoicePump had been acquired in a business combination. The excess of the fair value of VoicePump over the amounts assigned to its assets and liabilities is the implied fair value of goodwill was estimated to be approximately $1,500. As a result, the Company recorded a charge associated with the impairment of goodwill of VoicePump in the amount of $4,304 in the second quarter of 2004. The expense was included in the Company’s operating expenses for year ended December 31, 2004 under “Impairment of goodwill”. For a discussion about the impairment test done in 2005, see note 2.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of other risks

All of the Company’s integrated circuit products are manufactured and tested by independent foundries and test houses. While these foundries and test houses have been able to adequately meet the demands of the Company’s increasing business, the Company is and will continue to be dependent upon these foundries and test houses to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry and test capacity to meet the Company’s needs in a timely manner. Revenues could be materially and adversely affected should any of these foundries and test houses fail to meet the Company’s request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. For example, foundries in Taiwan produce a significant portion of the Company’s wafer supply. As a result, earthquakes, aftershocks or other natural disasters in Asia, could preclude the Company from obtaining an adequate supply of wafers to fill customers’ orders and could harm the Company’s business, financial position, and results of operations. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which also incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s business condition and results of operations.

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

NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Financial statements in U.S. dollars

All of the revenues of the Company and its subsidiaries are generated in U.S. dollars (“dollar”). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company’s management believes that the dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations”. All transaction gains

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash equivalents

The Company and its subsidiaries consider all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents.

Short-term investments

The Company categorizes auction rate securities as available-for-sale short-term investments in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2005 and 2004. See “Reclassifications” in Note 2 for information regarding prior period adjustments to the classification of auction rate securities.

The short-term investments also include bank deposits with original maturities of more than three months and less than one year which presented at cost, including accrued interest.

Marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with SFAS No. 115. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

At December 31, 2005 and 2004, the Company classified its investment in marketable securities as held to maturity.

Debt securities are classified as held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, and are stated at amortized cost. The cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion and interest are included in financial income, net.

Fair value of financial instruments

The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value of their financial instruments:

1.	The carrying values of cash and cash equivalents, short-term investments, trade receivables and trade payables approximate fair values due to the short-term maturities of these instruments.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	The carrying value of held to maturity marketable securities is based on amortized cost. The fair value of held-to-maturity securities is based on quoted market price (see Note 3).

3.	The fair value of derivative instruments is estimated by obtaining quotes from brokers.

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

Finished products—on the basis of raw material and manufacturing costs.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and peripheral equipment	20-33
Office furniture and equipment	7-10
Motor vehicles	15
Leasehold improvements	By the shorter of term of the lease or the useful life of the asset

Intangible assets

Intangible assets are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Patents and work force are amortized over a period of 4 years.

Impairment of long-lived assets

The long-lived assets and certain identifiable intangibles of the Company and its subsidiaries are reviewed for impairment, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005 and 2004, no impairment losses have been identified.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The Company’s investment in VoicePump included the excess of its purchase price over the net assets acquired which was attributed to goodwill. SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment at least annually or between annual tests if certain events or indicators of impairment occur. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount.

During 2005 the Company performed the required annual impairment tests of goodwill. Based on management projections and using expected future discounted operating cash flows, no indication of goodwill impairment was identified. For a discussion of the impairment tests conducted in 2004 and the results of such tests, see Note 1.

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

DSP Korea has a liability for severance pay pursuant to Korean law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Korea’s severance liability has been fully accrued.

Severance expense for the years ended December 31, 2005, 2004 and 2003, was approximately $923, $1,229 and $882, respectively.

Employee benefit plan

The Company has a 401(k) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2005 was $14 ($18 if the employee reached the age of 50 by December 31, 2005). The Company currently offers an employer matching program. This matching contribution currently is 25% of the employee contribution up to a maximum of 1% of the employee’s compensation per year. This matching contribution vests 25% per year over the first 4 years of the employee’s service to the Company.

Revenue recognition

The Company and its subsidiaries generate their revenues from sales of products. The Company and its subsidiaries sell their products through a direct sales force and through a network of distributors and representatives. Revenue is recognized when title to the product passes to the customer.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is reasonably assured, and no significant obligations remain.

Product revenues on shipment to distributors are deferred until the distributors resell the Company’s products to their customers (“sell through”) based upon receipt of reports from the distributors provided that all other revenue recognition criteria are met.

The Company does not grant any rights of return.

Research and development costs

Research and development costs are charged to the consolidated statement of income as incurred.

Net earnings per share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net earnings per share further include the dilutive effect of stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

Options outstanding to purchase 1,620,293, 3,963,202 and 1,495,279 shares of common stock for the years ended December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted net earnings per share, because option exercise prices were greater than the average market price of the common stock and, therefore, their inclusion would have been anti-dilutive.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade receivables, long-term lease deposits, and held-to-maturity marketable securities.

The majority of cash and cash equivalents of the Company and its subsidiaries is invested in U.S. dollar deposits in major U.S. and Israeli banks. Such cash and cash equivalents in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the deposits and investments of the Company and its subsidiaries are financially sound and, accordingly, minimal credit risk exists with respect to these deposits and investments.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A majority of the product sales of the Company and its subsidiaries is to distributors who in turn, sell to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimation and historical experience. Under certain circumstances, the Company may require a letter of credit, other collateral or guarantee fees. The Company covers most of its customers’ receivables through credit insurance.

The Company’s held-to-maturity marketable securities and short term investments include investments in debentures of U.S. corporations, state and political subdivisions. Management believes that those corporations and state institutions are financially sound, the portfolio is well diversified, and accordingly, that minimal credit risk exists with respect to these marketable securities.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in New Israeli Shekel (“NIS”) during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to 12 months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

As of December 31, 2005, the Company recorded accumulated other comprehensive income amounting to $45 from its put options and forward contracts with respect to payroll and rent payments expected in 2006. Such amounts will be recorded into earnings in 2006.

The Company recognized net gains (losses) were immaterial during the years ended December 31, 2005, 2004 and 2003 , related to the put options and forward contracts.

Accounting for stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and FASB interpretation No. 44, “Accounting for Certain Transactions

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock options plans. Under APB No. 25, when the exercise price of an employee’s options equals or is higher than the market price of the common stock on the date of grant, no compensation expense is recognized.

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

The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; for employee stock option plans: risk-free interest rates of 3.97%, 3.23% and 2.37% for 2005, 2004 and 2003, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 0.36, 0.38 and 0.44 for 2005, 2004 and 2003, respectively; and a weighted-average expected life of the option of 3.3, 2.9 and 2.9 years for 2005, 2004 and 2003, respectively. for employee stock purchase plan: risk-free interest rates of 4.36%, 3.23% and 2.37% for 2005, 2004 and 2003, respectively; a dividend yield of 0.0% for each of those years; a volatility factor of the expected market price of the common stock of 0.36, 0.38 and 0.44 for 2005, 2004 and 2003, respectively; and a weighted-average expected life of the option of 1.25 years for each of those years.

	Year ended December 31,
	Weighted average fair value of options grants
	2005	2004	2003
Exercise price equals market price on date of grants	$6.83	$6.73	$5.58

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and net earnings per share, assuming that the Company had applied the fair value recognition provision of SFAS 123 on its stock-based employee compensation:

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$29,473	$51,094	$25,355
Deduct—stock-based compensation expense determined under fair value method for all awards, net of related tax effects	9,899	10,570	9,338

Pro forma net income	$19,574	$40,524	$16,017

Net earnings per share:
Basic, as reported	$1.04	$1.79	$0.91

Basic, pro forma	$0.69	$1.42	$0.57

Diluted, as reported	$0.99	$1.70	$0.86

Diluted, pro forma	$0.66	$1.35	$0.54

Net income from continuing operations, as reported	$29,473	$51,094	$25,355
Deduct—stock based compensation expenses related to continuing operations determined under fair value method for all awards, net of related tax effect	9,899	10,308	8,677

Pro forma net income	$19,574	$40,786	$16,678

Net earnings per share:
Basic, as reported	$1.04	$1.79	$0.91

Basic, pro forma	$0.69	$1.43	$0.59

Diluted, as reported	$0.99	$1.70	$0.86

Diluted, pro forma	$0.66	$1.36	$0.56

Impact of recently issued accounting pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Base Payment” (“FAS 123R”) which revises the previously effective SFAS No. 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged.

The Company has the option to choose either the modified prospective or modified retrospective method. The Company expects to adopt FAS 123R in the first quarter of 2006, using the modified prospective method of adoption which requires that compensation expense be recorded over the expected remaining life of all unvested stock options and for any new grants thereof at the beginning of the first quarter of adoption of FAS 123R. The Company is currently evaluating the impact FAS 123R will have on the Company, and based on their preliminary analysis, expect to incur additional compensation expense as a result of the adoption of this new accounting standard that may be material to the 2006 financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company adopted FAS 123R in prior periods, the impact of that statement would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share of common stock in Note 2 to the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of December 31, 2005, adoption of SFAS No. 154 will not have a material impact on the Company’s financial position or results of operation.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP”). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of other than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity” (“SFAS No. 115”). The FSP replaces the impairment evaluation guidance of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to the existing other-than-temporary impairment guidance. The FSP clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in the FSP is to be applied to reporting periods beginning after December 15, 2005. As of December 31, 2005, the adoption of FSP did not have a material impact on the Company’s financial position or results of operation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current-year presentation, including the reclassification of auction rate securities (“ARS”) as short-term investments instead of cash and cash equivalents in accordance with guidance issued by the Securities and Exchange Commission. The Company reclassified $11,300 of investments in ARS as of December 31, 2004 that were previously included in cash and cash equivalents as short-term investments. The Company has also made corresponding adjustments to its consolidated statements of cash flows for the year ended December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows, or our previously reported consolidated statements of operations for any periods.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3:    MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at December 31, 2005 and 2004:

	Amortized cost		Unrealized losses, net		Estimated fair value
	2005	2004	2005	2004	2005	2004
US government obligations and political subdivisions	$164,257	$131,999	$(3,596)	$(1,582)	$160,661	$130,417
Corporate obligations	93,446	123,856	(1,416)	(380)	92,030	123,476

	$257,703	$255,855	$(5,012)	$(1,962)	$252,691	$253,893

The amortized cost of held-to-maturity debt securities at December 31, 2005, by contractual maturities, are shown below:

	Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$71,875	$—	$(778)	$71,097
Due after one year to five years	185,828	—	(4,234)	181,594

	$257,703	$—	$(5,012)	$252,691

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at December 31, 2005.

NOTE 4:    INVENTORIES

Inventories are composed of the following:

	December 31,
	2005	2004
Work-in-progress	$7,145	$4,571
Finished products	5,541	4,898

	$12,686	$9,469

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:     PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2005	2004
Cost:
Computers and peripheral equipment	$32,690	$24,965
Office furniture and equipment	1,232	954
Motor vehicles	115	154
Leasehold improvements	3,613	1,957

	37,650	28,030
Less—accumulated depreciation	25,946	21,347

Depreciated cost	$11,704	$6,683

NOTE 6:     INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

(1)	AudioCodes Ltd.

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

At June 30, 2002, the evaluation by the Company’s management indicated that the decline in value of AudioCodes’ ordinary shares was other than temporary in accordance with SAB No. 59, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB No. 59”). As a result, the Company recognized a loss in its investment in AudioCodes in the amount of $9,795, which was recorded as “impairment of available-for-sale marketable securities” in the Company’s consolidated statement of income for the year 2002.

As of December 31, 2003, the Company owned approximately 4,500,000 shares of AudioCodes ordinary shares.

The consolidated balance sheet as of December 31, 2003 included an unrealized gain on available-for-sale marketable securities of $22,516, net of unrealized tax expenses of $15,232, in the investment in AudioCodes.

During the first quarter of 2004, the Company sold 2,000,000 shares of AudioCodes’ ordinary shares for gross proceeds of approximately $25,647, resulting in a capital gain of approximately $20,827. During the second quarter of 2004, the Company sold 801,000 of AudioCodes’ ordinary shares for gross proceeds of approximately $9,600, resulting in a capital gain of approximately $7,670.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2004, the Company sold the remaining 1,650,000 of AudioCodes ordinary shares for gross proceeds of $19,436, resulting in a capital gain of approximately $15,459. The Company no longer has any equity interest in AudioCodes.

(2)	Tomen Corporation:

In September 2000, the Company invested approximately $485 (¥ 50.0 million) in shares of its largest distributor’s parent company, Tomen Ltd. (“Tomen”), a Japanese distributor (see Note 1), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounts for its investment in Tomen in accordance with SFAS No. 115 as available for sale marketable securities.

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

NOTE 7:    INTANGIBLE ASSETS, NET

a.	The following table shows the Company’s intangible assets for the periods presented:

	Year ended December 31,
	2005	2004
Cost:
Patents	$4,009	$4,009
Workforce	570	570

	4,579	4,579

Accumulated amortization:
Patents	1,869	866
Workforce	373	231

	2,242	1,097

Amortized cost	$2,337	$3,482

Intangible assets represent the acquisition of patents and workforce acquired, upon the purchase of substantially all of the assets of Bermai in 2004 and the acquisition of Teleman in 2003 (see Note 1).

b.	Amortization expenses amounted to $1,145, $718 and $378 for the year ended December 31, 2005, 2004 and 2003, respectively.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.	Estimated amortization expenses for the years ended:

Year ended December 31,
2006	$1,145
2007	764
2008	428

$2,337

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

Dividend policy

At December 31, 2005, the Company had retained earnings of $179,968. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

Share repurchase program

In July 2003, the Company’s Board of Directors approved a share repurchase program for up to 2.5 million shares of common stock from time to time on the open market or in privately negotiated transactions. In October 2004, the Board of Directors authorized an additional 2.5 million shares of common stock for repurchase under the share repurchase program, increasing the total shares authorized to be repurchased to 9 million shares. In 2005, 2004 and 2003, the Company repurchased 682,000, 1,577,000 and 746,000 shares, respectively, of common stock at an average purchase price of $24.98, $20.09 and $21.66 per share, respectively, for an aggregate purchase price of $17,038, $31,697 and $16,157, respectively. As of December 31, 2005, 3,014,000 shares of common stock remain authorized for repurchase.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In case the repurchasing cost is lower than the issuance price, the Company credits the difference to additional paid-in capital.

In 2005, 2004 and 2003, the Company issued 1,324,000, 145,000 and 693,000 shares, respectively, of common stock, out of treasury stock, to employees who have exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

Stock purchase plan and stock option plans

The Company has various stock option plans under which employees, consultants, officers, and directors of the Company and its subsidiaries may be granted options to purchase common stock. The plans authorize the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted, and non-qualified stock options. It is the Company’s policy to grant options at the fair market value.

Options granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

A summary of the various plans is as follows:

1993 Director stock option plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (“Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,130,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 2005, 253,272 shares of common stock are available for grant under the Directors Plan. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (“First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months.

Options granted under the Directors Plan generally have a term of 10 years. One third of the shares are exercisable after the first year and thereafter one-third at the end of each twelve-month period.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (“the 1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan expires in 2008 and currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2005, 169,610 shares of common stock are available for grant under the Directors Plan.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price of options under the 1998 Plan shall not be less than the fair market value of common stock for nonqualified stock options, as determined by the Board of Directors.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors. Options under the 1998 Plan expire up to seven years after the date of grant.

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (“the 2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011, unless it is terminated by the Board of Directors prior to that date. 1,513,663 shares of common stock are currently reserved for issuance under the 2001 Plan. As of December 31, 2005, 11,770 shares of common stock are available for grant under the Directors Plan.

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

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (“the 2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months following the year in which the options were granted or the options are vested based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 3,642,040 shares of common stock were reserved for issuance as of December 31, 2005 under this plan. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to three percent of the number of shares of common stock outstanding as of such date or a less number of shares determined by the Company’s Board of Directors. As of December 31, 2005, 128,117 shares of common stock are available for grant under the Directors Plan.

Options under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options under the 2003 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan (“ESPP”)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate amount of 700,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may use up to 10% of their salaries to purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 74,000, 70,000, and 52,000 shares issued at a weighted average exercise price of $18.69, $13.61 and $12.40, respectively, under the ESPP in 2005, 2004 and 2003, respectively.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Granted to New Employees

In order to induce former Bermai employees to join the Company, such employees were granted employment inducement stock options to purchase a total of 239,000 shares of common Stock. These option grants have an exercise price of $22.67 per share and will vest over a period of four years.

Stock reserved for future issuance

The number of shares of common stock available for future issuance outstanding at December 31, 2005, is as follows:

In thousands
Employee stock purchase plan	66
Stock options	575
Undesignated Preferred stock	5,000

5,641

The following is a summary of activities relating to the Company’s stock options granted under the Company’s various plans:

	Year ended December 31,
	2005		2004		2003
	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price	Amount of options		Weighted average exercise price
	Thousands		Thousands		Thousands
Options outstanding at beginning of year	7,455	$20.91	7,014	$20.04	6,308		$17.03
Changes during the year:
Granted	1,257	$23.99	1,569	$23.41	2,482	*	$21.68
Exercised	(1,052)	$15.63	(760)	$15.81	(1,676	)*	$11.19
Forfeited and cancelled	(338)	$23.76	(368)	$24.64	(100	)*	$18.77

Options outstanding at end of year	7,322	$22.06	7,455	$20.91	7,014		$20.04

Options exercisable at end of year	4,395	$21.83	3,873	$21.03	2,997		$21.02

*	Excluding options to purchase 876,000 shares of common stock that were cancelled and re-granted pursuant to Israeli tax reform.

On November 1, 2002, the Company contributed its DSP cores licensing business (the “Separation”) to Ceva, Inc., one of its then wholly-owned subsidiaries (“Ceva”). Immediately thereafter, Ceva effected a combination with Parthus Technologies PLC (“Parthus”). The combined company is currently named CEVA, Inc.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities under the Company’s options plans related to the Ceva employees following the separation date:

	Year ended December 31,
	2005		2004		2003
	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price
	Thousands		Thousands		Thousands
Options outstanding at the beginning of the year	546	$21.75	657	$21.03	1,056	$17.96
Changes during the year:
Exercised	(197)	$12.94	(86)	$13.53	(386)	$12.47
Forfeited and cancelled	(7)	$27.21	(25)	$31.06	(13)	$25.79

Options outstanding at end of year	342	$26.74	546	$21.75	657	$21.03

Options exercisable at end of year	304	$26.78	476	$21.87	503	$20.94

(1)	In connection with the separation, all options to purchase common stock held by individuals who continued to work for the Company and its subsidiaries and by individuals who transferred to CEVA, that were outstanding on the date of the separation and that remained unexercised as of this date, were adjusted as follows:

For employees who continued to work for the Company—The exercise price and the number of shares subject to the Company’s options were adjusted to reflect the theoretical reduction in value of the common stock as a result of the Separation, which was calculated based on the theoretical fair market value of the Company and CEVA following the separation.

For employees who transferred to CEVA—The exercise price subject to the Company’s options were adjusted to reflect the theoretical reduction in value of the common stock as a result of the separation, which was calculated based on the theoretical fair market value of the Company and CEVA post the separation.

The Company has accounted for this transaction under FIN No. 44. According to FIN No. 44, at the time of an equity restructuring transaction, the exercise price may be reduced and the number of shares under the award increased, to offset the decrease in the per-share price of the stock underlying the award. There was no accounting consequence for changes made to the exercise price and the number of shares of an outstanding fixed award as a result of an equity restructuring as both of the following criteria were met (i) The aggregate intrinsic value of the award immediately after the change is not greater than the aggregate intrinsic value of the award immediately prior to the change, and (ii) the ratio of the exercise price per share to the market value per share is not reduced.

The Company granted options to purchase an additional 1,116,000 shares of common stock to its continuing employees as part of the adjustment described above. The weighted average exercise price of all the outstanding options was reduced from $21.52 to $17.01 (21%).

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding as of December 31, 2005, have been separated into ranges of exercise price as follows:

	Options outstanding			Options exercisable
Range of exercise price	Outstanding	Remaining contractual life (years)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
	Thousands			Thousands
$ 7.46 – 10.87	86	0.4	$7.54	86	0.4	$7.54
$11.48 – 17.14	1,500	3.4	$14.46	1,204	3.3	$14.48
$17.39 – 25.99	4,467	5.1	$22.43	1,968	4.2	$21.52
$26.20 – 42.73	1,610	1.9	$29.90	1,441	1.6	$30.27

	7,663	4.1	$20.96	4,699	3.1	$22.15

NOTE 9:    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment (see Note 1 for brief description of the Company’s business).

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2005	2004	2003
Revenue distribution:
United States	$1,101	$1,238	$1,302
Japan	141,310	119,052	119,355
Europe	699	1,831	3,063
Hong-Kong	33,521	27,700	21,624
Other	10,594	7,690	7,531

	$187,225	$157,511	$152,875

The following is a summary of long-lived assets within geographic areas based on the assets locations:

	December 31,
	2005	2004	2003
Long-lived assets:
United States	$4,552	$4,270	$6,321
Israel	8,357	5,563	6,215
Other	1,142	1,832	2,452

	$14,051	$11,665	$14,988

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenues from major customers:

	Year ended December 31,
	2005	2004	2003
	%
Customer A*	49%	51%	58%
Customer B*	18%	20%	18%
Customer C	13%	17%	13%

*	These revenues were generated through Tomen Electronics, the Company’s largest distributor.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under noncancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel and in California. The lease agreement for the Israeli facilities is effective until November 2008. The Company has various agreements for its facilities in the U.S. terminating in 2007-2009. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2006. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2007. The Company has operating lease agreements for its motor vehicles, which terminate in 2006 to 2008.

a.	At December 31, 2005, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2006	$2,907
2007	1,835
2008	1,212
2009	159

$6,113

b.	The Company has committed to enter into financial lease agreement with its assembly and testing subcontractor upon which it will purchase approximately 3.5 million dollars worth of equipment to support its capacity needs.

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.

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

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sued Microsoft, one of the Company’s TrueSpeech 8.5 licensees, for infringement. During 2002, the Company created a provision, which was included in the costs of revenues, in respect of this legal exposure. The Company currently believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE 11:    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2005	2004	2003
Domestic taxes:
Federal taxes:
Current	$1,157	$15,637	$2,259
Deferred	(164)	(2,929)	(82)

	993	12,708	2,177

State taxes:
Current	(30)	1,159	33
Deferred	68	(132)	(10)

	38	1,027	23

Foreign taxes:
Current	5,196	7,679	3,447
Deferred	(190)	68	(272)

	5,006	7,747	3,175

Taxes on income	$6,037	$21,482	$5,375

The tax benefits associated with the exercise of non qualified stock options reduced taxes currently payable by $845 in 2005, $565 in 2004 and $685 in 2003. Such benefits were credited to additional paid-in capital.

b.	Income before taxes is comprised as follows:

	Year ended December 31,
	2005	2004	2003
Domestic	$5,030	$47,461	$5,155
Foreign	30,480	25,115	25,575

	$35,510	$72,576	$30,730

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2005	2004	2003
Income before taxes on income	$35,510	$72,576	$30,730

Theoretical tax at U.S. statutory tax rate (35%)	$12,428	$25,402	$10,756
State taxes, net of federal benefit	25	667	16
Goodwill impairment	—	1,506	—
Foreign income taxed at rates other than U.S. rate	(5,662)	(5,514)	(5,785)
Other individually immaterial items	(754)	(579)	388

	$6,037	$21,482	$5,375

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2005	2004
Deferred tax assets (short-term):
Reserves and accruals	$1,227	$1,168

Total deferred tax assets (short-term)	1,227	1,168

Deferred tax assets (long-term):
Intangible assets	1,205	1,208
Other	433	202

Total deferred tax assets (long-term)	1,638	1,410

Total deferred tax assets	$2,865	$2,578

Management believes that the deferred tax assets will be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance was not provided. U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $62,652 of the undistributed earnings of DSP Group Israel. The Company intends to invest these earnings indefinitely in operations outside the U.S.

e.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Israeli Law”):

DSP Group Israel’s production facilities have been granted “Approved Enterprise” status under Israeli law in connection with six separate investment plans.

According to the provisions of such Israeli law, DSP Group Israel has chosen to enjoy the “alternative benefits track” which is a waiver of grants in return for a tax exemption. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight or six years, respectively. The tax benefits under these investment plans are scheduled to gradually expire by 2017.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DSP Group Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, are tax exempt for two and four years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10%—25% (based on the percentage of foreign ownership) for an additional period of eight and six years, respectively.

The third plan, which was completed and commenced operations in 1998 is tax exempt for two years, from the first year it has taxable income and is entitled to a reduced corporate tax rate of 10%—25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

The fourth, fifth and sixth plans were approved in 1998, 2001 and 2003, respectively, which entitle DSP Group Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%—25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

Since DSP Group Israel is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rate and tax exemptions and the computation is made for income derived from each program on the basis and formulas specified in the law and in the approvals.

Through December 31, 2005, DSP Group Israel has met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Group Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate and could be required to refund tax benefits already received.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

As of December 31, 2005, approximately $22,501 was derived from tax exempt profits earned by DSP Group Israel’s “Approved Enterprises”. The Company’s board of directors has determined that such tax-exempt income will not be distributed as dividends and intend to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to DSP Group Israel’s “Approved Enterprise” as the undistributed tax exempt income is essentially permanent in duration.

If the retained tax-exempt income is distributed in a manner other than in the complete liquidation of the Company, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative tax benefits (currently—10%) and an income tax liability of approximately $2,250 would be incurred as of December 31, 2005.

Income in DSP Group Israel from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel.

By virtue of the Israeli law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as an Approved Enterprise, such as provisions generally requiring that at least 25% of the Approved Enterprise’s income will be

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.

However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore DSP Group Israel existing Approved Enterprise will generally not be subject to the provisions of the Amendment. As a result of the amendment, tax-exempt income generated under the provisions of the new law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2005, the Company did not generate income under the provision of the new law.

f.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Group Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years, and accelerated depreciation.

g.	Reduction in Israeli tax rate:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “Approved Enterprise”, as described above) was 36%. In June 2004 and in July 2005, the “Knesset” (Israeli parliament) passed amendments to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 and (No. 147), 2005 respectively, which determine, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2004—35%, 2005—34%, 2006—31%, 2007—29%, 2008—27%, 2009—26% and 2010 and thereafter—25%.

NOTE 12:    NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income	$29,473	$51,094	$25,355

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings per share (in thousands)	28,435	27,959	27,912
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,408	1,133	1,681

Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	29,843	29,092	29,593

Basic net earnings per share	$1.04	$1.79	$0.91

Diluted net earnings per share	$0.99	$1.70	$0.86

Item 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS	AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of DSP GROUP, INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DSP GROUP, INC. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DSP GROUP, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that DSP GROUP, INC. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DSP GROUP, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DSP GROUP, INC. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of DSP GROUP, INC. and its subsidiaries and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 14, 2006	A Member of Ernst & Young Global

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedules and related auditor’s report are filed as part of this Annual Report on
Form 10-K:

Description

Valuation and Qualifying Accounts	Schedule II
Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm	Exhibit 23.1

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2005.

3.	List of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as of April 13, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

3.3	Certificate of Determination of Preference of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6, 1997 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

Exhibit Number	Description
4.2	Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.3	Amendment No. 1, dated May 19, 1999, to the Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

4.4	Letter dated as of March 13, 2001 amending the Amended and Restated Rights Agreement, dated as of November 9, 1998, substituting American Stock Transfer & Trust Company for Norwest Bank Minnesota, N.A. as Rights Agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

10.5	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.6	Investment Agreement, dated June 16, 1994, by and between the Registrant and AudioCodes Ltd. (see Exhibit 10.30 for Appendix B to Investment Agreement) (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.7	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.8	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

10.9	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

Exhibit Number	Description
10.10	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.11	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.12	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.13	Employment Agreement, dated May 1, 1999, by and between the Registrant and Moshe Zelnik (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.14	Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.15	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.16	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.17	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.18	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.19	2003 Israeli Share Option Plan and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.20	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.21	Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of April 4, 2002 (incorporated by reference to Exhibit 2.1 to Ceva, Inc.’s Registration Statement on Form 10 (File No. 000-49842), filed with the Commission on June 3, 2002).

10.22	Amendment No. 1 to Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit 2.2 to Ceva, Inc.’s registration statement on Form S-1 (File No. 333-97353), filed with the Commission on July 30, 2002).

Exhibit Number	Description
10.23	Separation Agreement by and among DSP Group, Inc., DSP Group, Ltd., Ceva, Inc., DSP Ceva, Inc. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.3 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.24	Technology Transfer Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.4 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.25	Technology Transfer Agreement between DSP Group, Ltd. and Corage Ltd., dated as of November 1, 2002 (filed as Exhibit 10.5 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.26	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.6 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.27	Transition Services Agreement between DSP Group, Ltd. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.7 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.28	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.29	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.30	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).†

10.31	Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.32	Lease Agreement by and between Mission West Properties, L.P. and DSP Group, Inc., dated April 15, 2004, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2005, and incorporated herein by reference).

10.34	Employment Agreement, effective as of February 1, 2006, by and between the Registrant and Tal Simchony.*

21.1	Subsidiaries of DSP Group.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See page 80 of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

Exhibit Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Executive Officer.*

*	Filed herewith.
†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ ELIYAHU AYALON
Eliyahu Ayalon Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2006

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

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/S/ MOSHE ZELNIK Moshe Zelnik	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/S/ ZVI LIMON Zvi Limon	Director	March 15, 2006

/S/ YAIR SHAMIR Yair Shamir	Director	March 15, 2006

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 15, 2006

/S/ LOUIS SILVER Louis Silver	Director	March 15, 2006

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 15, 2006

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	418	(79)	339
Sales returns reserve	123	—	123
Year ended December 31, 2003:
Allowance for doubtful accounts	339	369	708
Sales returns reserve	123	—	123
Year ended December 31, 2004:
Allowance for doubtful accounts	708	—	708
Sales returns reserve	123	—	123
Year ended December 31, 2005:
Allowance for doubtful accounts	708	(65)	708
Sales returns reserve	123	—	123