Form 10-Q
period 2006-03-31
DSP GROUP INC /DE/
filed 2006-05-10
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 1, 2006, there were 30,286,773 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,443	$50,460
Short-term investments	40,181	37,053
Held-to-maturity marketable securities	90,948	71,875
Trade receivables, net	22,197	16,991
Deferred income taxes	1,313	1,227
Other accounts receivable and prepaid expenses	3,294	1,617
Inventories	15,869	12,686

TOTAL CURRENT ASSETS	241,245	191,909

PROPERTY AND EQUIPMENT, NET	11,263	11,704

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	176,281	185,828
Long-term prepaid expenses and lease deposits	668	670
Deferred income taxes	1,638	1,638
Severance pay fund	4,670	4,419
Intangible assets, net	2,052	2,337
Goodwill	1,500	1,500

	186,809	196,392

TOTAL ASSETS	$439,317	$400,005

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$19,639	$12,753
Accrued compensation and benefits	6,178	10,736
Income taxes payables	12,318	11,511
Accrued expenses and other accounts payable	10,158	11,164

TOTAL CURRENT LIABILITIES	48,293	46,164

ACCRUED SEVERANCE PAY	4,863	4,707

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value -
Authorized shares: 5,000,000 at March 31, 2006 and December 31, 2005; Issued and outstanding shares: none at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value -
Authorized shares: 50,000,000 at March 31, 2006 and December 31, 2005; Issued and outstanding: 30,240,805 and 28,596,340 shares at March 31, 2006 and December 31, 2005, respectively	30	29
Additional paid-in capital	205,122	188,539
Treasury stock	—	(19,447)
Accumulated other comprehensive income (loss)	(9)	45
Retained earnings	181,018	179,968

TOTAL STOCKHOLDERS’ EQUITY	386,161	349,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,317	$400,005

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues	$51,952	$40,163
Costs of revenues (*)	30,355	22,244

Gross profit	21,597	17,919

Operating expenses:
Research and development (*)	10,901	9,399
Sales and marketing (*)	3,806	2,886
General and administrative (*)	2,800	1,865

Total operating expenses	17,507	14,150

Operating income	4,090	3,769
Interest and other income, net	3,109	2,272

Income before taxes on income	7,199	6,041
Taxes on income (*)	1,561	1,034

Net income	$5,638	$5,007

Net earnings per share:
Basic	$0.19	$0.18

Diluted	$0.18	$0.17

(*)	The above items are inclusive of the following equity-based compensation expenses resulting under SFAS 123(R):

	Three months ended
	2006	2005
Equity-based compensation expense included in “Cost of product revenues and other”	$78	$—
Equity-based compensation expense included in “Research and development”	1,222	—
Equity-based compensation expense included in “Sales and marketing”	268	—
Equity-based compensation expense included in “General and administrative”	925	—
Tax benefit resulting from equity-based compensation expense	(87)	—
Total equity-based compensation expense, net of related taxes	$2,406	$—
Net equity-based compensation expense, per common share
Basic	$0.08	$—
Diluted	$0.08	$—

There was no equity-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) in the first quarter of fiscal 2005 as the Company did not adopt the recognition provisions of SFAS 123(R) until January 1, 2006.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Net cash provided by (used in) operating activities	$4,066	$(5,518)
Investing activities
Purchase of held-to-maturity marketable securities and short-term investments	(23,406)	(26,674)
Proceeds from maturity of held-to-maturity marketable securities and short-term investments	10,500	7,402
Purchases of property and equipment	(795)	(5,402)

Net cash provided used in investing activities	(13,701)	(24,674)
Financial activities
Issuance of Common Stock and Treasury Stock for cash upon exercise of options	26,618	4,505

Net cash provided by financing activities	26,618	4,505

Increase (decrease) in cash and cash equivalents	$16,983	$(25,687)

Cash and cash equivalents at the beginning of the period	$50,460	$60,827

Cash and cash equivalents at the end of the period	$67,443	$35,140

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended March 31, 2006
Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$179,968	$45		$349,134
Net income	—	—		—	—	5,638	—	$5,638	$5,638
Unrealized gain from hedging activities, net	—	—		—	—	—	(54)	(54)	(54)

Total comprehensive income								$5,584

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	40	(	*	—	926	(172)	—		754
Issuance of Treasury Stock upon exercise of stock options by employees	802	(	*	203	18,521	(4,416)	—		14,308
Insurance at Common Stock upon exercise at Stock Option by employees	803	1		13,886	—	—	—		13,887
Equity-based compensation	—	—		2,494	—	—	—		2,494
Balance at March 31, 2006	30,241	$30		$205,122	$—	$181,018	$(9)		$386,161

Three Months Ended March 31, 2005
Balance at December 31, 2004	27,954	$28		$187,471	$(29,797)	$157,723	$65		$315,490
Net income	—	—		—	—	5,007	—	$5,007	$5,007
Unrealized gain from hedging activities, net	—	—		—	—	—	(48)	(48)	(48)

Total comprehensive income								$4,959

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	650	(48)	—		602
Issuance of Treasury Stock upon exercise of stock options by employees	255	(	*	76	5,117	(1,290)	—		3,903

Balance at March 31, 2005	28,241	$28		$187,547	$(24,030)	$161,392	$17		$324,954

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2005.

Equity-Based Compensation Expense :

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans and employee stock purchases under the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2,493, which consisted of equity-based compensation expense related to employee stock options and employee stock purchases of $109. There was no equity-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. See Note K for additional information.

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no equity-based compensation expense was recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. Equity-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for equity-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the equity-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for equity-based awards granted beginning in fiscal 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note K. The Company’s determination of fair value of equity-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”(“SFAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Work-in-process	$10,932	$7,145
Finished goods	4,937	5,541

	$15,869	$12,686

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

	Three months ended March 31,
	2006	2005
Net income	$5,638	$5,007
Earnings per share:
Basic	$0.19	$0.18

Diluted	$0.18	$0.17

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share (in thousands)	29,477	28,113

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock) (in thousands)	1,307	1,493

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	30,784	29,606

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at March 31, 2006 and December 31, 2005:

	Amortized cost		Unrealized losses, net		Estimated fair value
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
US government obligations and political subdivisions	$167,549	$164,257	$(3,880)	$(3,596)	$163,669	$160,661
Corporate obligations	99,680	93,446	(1,559)	(1,416)	98,121	92,030

	$267,229	$257,703	$(5,439)	$(5,012)	$261,790	$252,691

The amortized cost of held-to-maturity debt securities at March 31, 2006, by contractual maturities, are shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$90,948	$—	$(993)	$89,955
Due after one year to five years	176,281	—	(4,446)	171,835

	$267,229	$—	$(5,439)	$261,790

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at March 31, 2006.

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three months ended March 31, 2006 included the tax benefit associated with equity-based compensation expenses in the amount of $86. Tax provision as a percentage of pre-tax income was 22% for the three months ended March 31, 2006 which included the tax benefit and the expenses relating to equity-based compensation, and was 17% for the three months ended March 31, 2005.

On November 10, 2005, the FASB issued SFAS 123(R)-3. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon adoption of SFAS 123(R).

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 68% and 78% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

NOTE G—DERIVATIVE INSTRUMENTS

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

As of March 31, 2006 and December 31, 2005 the Company recorded comprehensive loss of $9 and comprehensive income of $45, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2006. Such amounts will be recorded into earnings in the next three quarters of 2006.

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

NOTE K—ACCOUNTING FOR EQUITY-BASED COMPENSATION –

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used to present the Company’s pro forma information required under SFAS 123. For options granted prior to 2006, the Company did not change its valuation method. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

Grants for Three Months Ended March 31, 2006:

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $10.29 per share using the binomial model with the following weighted-average assumptions (annualized percentages):

Three months ended March 31, 2006
Volatility	42.25%
Risk-free interest rate	4.5%
Dividend yield	0%
Post vesting forfeiture rate	2.36%
Pre vesting forfeiture rate	1.76%
Suboptimal exercise factor	2.67

The Company used its historical stock price data for calculating volatility in accordance with SFAS 123(R), allowing exclusive reliance on historical volatility when the following factors are present: the Company has no reason to believe that its future volatility over the expected or contractual term is likely to differ from the historical measures, the computation of historical volatility uses a simple average calculation method, a sequential period of historical data at least equal to the expected or contractual term of the employee stock option is used and a reasonably sufficient number of price observations are used. As a result of the above-mentioned calculations the weighted-average volatility used in the model is 42.25%.

Prior to the first quarter of fiscal 2006, the Company had used its historical stock price data for calculating volatility in accordance with SFAS 123 for purposes of presenting its pro forma information.

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options. Weighted average interest rate used for the three month ended March 31, 2006 was 4.5%.

The Company is required to assume a dividend yield as an input in the binomial model. The dividend yield assumption is based on the Company’s historical and expectation of future dividend payouts and may be subject to substantial change in the future. The dividend yield used for the three months ended March 31, 2006 was 0%.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the three months ended March 31, 2006 derived from the binomial model was 4.97 years.

Employee Stock Benefit Plans

At March 31, 2006, the Company had five stock option plans and one employee stock purchase plan.

The Company’s aggregate compensation cost for the three months ended March 31, 2006 totaled $2,493. Total income tax benefit recognized in the income statement for the three months ended March 31, 2006 was $87 for the Company’s equity-based compensation arrangements.

Under the Company’s various stock option plans, employees, consultants, officers, and directors of the Company and its subsidiaries may be granted options to purchase common stock. The plans authorize the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted. It is the Company’s policy to grant options at the fair market value. Options granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

The following is a description of the Company’s plans:

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

Options granted under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors. Options granted under the 1998 Plan expire up to seven years after the date of grant.

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

Options granted under the 2001 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options granted under the 2001 Plan expire up to seven years after the date of grant.

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months following the year in which the options were granted or the options are vested based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to three percent of the number of shares of common stock outstanding as of such date or a less number of shares determined by the Company’s Board of Directors. 4,499,930 shares of common stock are currently reserved for issuance under the 2003 Plan.

Options granted under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options granted under the 2003 Plan expire up to seven years after the date of grant.

Options Granted to New Employees

In order to induce former Bermai, Inc. employees to join the Company in connection with the Company’s acquisition of certain Wi-Fi asset of Bermai, such employees were granted employment inducement stock options to purchase a total of 239,000 shares of common Stock. These option grants have an exercise price of $22.67 per share and will vest over a period of four years.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 employee stock purchase plan (the “ESPP”). The Company has reserved an aggregate of 700,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may use up to 10% of their salaries to purchase stock at 85% of the fair market value of the common stock on specified dates via payroll deductions.

The fair value of stock purchase rights granted under the Company’s ESPP is estimated on the date of grant using the Black-Scholes model. Volatility is based on the volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate expected holding period and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

Summary of stock option transactions for all stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*)
Outstanding at January 1, 2006	7,663,464	$22.27
Options granted	175,200	$25.74
Options cancelled/forfeited/expired	127,700	$23.75
Options exercised	1,604,391	$17.57
Outstanding at March 31, 2006	6,106,573	$23.57	4.17	$36,410
Exercisable at March 31, 2006	3,373,387	$24.00	2.88	$20,114

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of March 31, 2006 ($29.01 per share).

Net stock options, after forfeitures and cancellations, granted during the three months ended March 31, 2006 and 2005 represented 0.17% and 0.18%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Net stock options, after forfeitures and cancellations granted during the three months ended March 31, 2006 and March 31, 2005 represented 0.16% and 0.18% of outstanding shares as of the end of each fiscal quarter, respectively.

The Company’s determination of fair value of equity-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. The total estimated grant date fair value of stock options that vested during the three months ended March 31, 2006 was $2,500 which approximates the equity-based compensation expense before taxes due to the monthly vesting for the majority of the Company’s stock option plans. At March 31, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $9,238, which is expected to be recognized over a period of up to 4 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $16,221. The Company recorded cash received from the exercise of stock options of $26,618 and related tax benefits of $87 during the three months ended March 31, 2006.

Additional information about stock options outstanding at March 31, 2006 with exercise prices less than or above $29.01 per share that is, the closing price at March 31, 2006, is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $29.01	2,530,467	$21.06	2,733,186	$23.04	5,263,653	$22.09
Above $29.01	842,920	$32.81	—	—	842,920	$32.81
Total	3,373,387	$24.00	2,733,186	$23.04	6,106,573	$23.57

As equity-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 1.76% in the first quarter of fiscal 2006 based on historical experience (post-vesting forfeitures rate was 2.36% and is included in the valuation above).

Total estimated equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the three months ended March 31, 2006, was comprised as follows:

Three Months Ended March 31, 2006
Cost of goods sold	$78
Research and development	1,222
Selling and Marketing	268
General and Administrative	925

Total equity-based compensation expense before taxes	2,493
Related income tax benefits	(87)

Equity-based compensation expense, net of taxes	$2,406
Net equity-based compensation expense, per common share:
Basic	$0.08
Diluted	$0.08

The Company recorded $230 in equity-based compensation expense during the three months ended March 31, 2006, related to share-based awards granted during fiscal 2006. In addition, for the three months ended March 31, 2006, the adoption of SFAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $87 related to incremental tax benefits from stock options exercised during the period.

Pro Forma Information under SFAS 123(R) for Periods Prior to Fiscal 2006:

As required under SFAS 123(R), the reported net income and earnings per share for the three months ended March 31, 2005 are presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

Three Months Ended March 31, 2005
Net income - as reported	$5,007
Deduction: total equity-based employee compensation expense determined under the fair value method, net of tax	$2,580
Net income - pro forma	$2,427
Basic earnings per share –as reported	$0.18
Basic earnings per share - pro forma	$0.09
Diluted earnings per share - as reported	$0.17
Diluted earnings per share -pro forma	$0.08

The pro forma effects of estimated equity-based compensation expense on net income and earnings per share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

Three Months ended March 31, 2005
Stock Option & Purchase Plans
Volatility	40%
Risk-free interest rate	3.8%
Dividend yield	0%
Expected life (years)	2.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that our 2.4GHz and 5.8GHz products will continue to generate a significant portion of our revenue for 2006;

•	Our expectation that our 5.8GHz and DECT products will drive our growth in 2006, and products for home communication, including Wi-Fi and VoIP products, will start contributing to our revenues in 2007 and beyond;

•	Our expectation that sales to new geographical areas such as domestic Japanese market will increase in future periods;

•	Our belief that sales to our customers in Hong Kong may also increase in future periods;

•	Our expectation that our planned future lines of products will integrate video, voice and data with broadband offerings, and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets;

•	Our estimate that gross margins will be in the range of 40% to 43% for 2006; and

•	Our expectation that our current cash, cash equivalents, cash deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, our dependence on one primary distributor, our OEM relationships and competition, as well as those risks described in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is digital cordless telephony with sales of our DECT, 2.4GHz and 5.8GHz chipsets representing approximately 79% of our total revenues for the first quarter of 2006 and 74% of our total revenues for the first quarter of 2005.

Over recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to capture the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Another factor that contributed to our growth in recent years is our focus on new emerging markets such as the Japanese domestic market. An additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony, as well as our other pioneer features.

However, we recognize a need to penetrate new markets and introduce new products to further expand our business. In that regard, the most important step we have taken is the decision to penetrate the DECT market, introducing our first DECT products for the European market in late 2004. Revenues derived from the sale of DECT products represented 14% of our revenues for the first quarter of 2006 with such sales representing the main driver of our growth in sales as compared to the same period in 2005. Our future growth is also dependent on our success in expanding our presence in the European DECT market and the general market deployment and acceptance of our DECT products.

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

Moreover, we must continue to monitor and control our operating costs and our gross margins in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may increase our raw material and production costs and thus decrease our gross margins. In this regard, we view 2006 as a challenging year for fabless companies as foundries, and assembly and test houses seem to be at their peak capacity cycle. Also, future increases in the pricing of silicon wafers and assembly or testing costs may affect our ability to implement cost reductions and may decrease our gross profit in future periods

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business may also be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. One additional factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as the Federal Communications Commission (FCC) has authorized the use of the DECT frequency band in the U.S. The U.S. market is currently the dominant market of our customers. An increase in demand for DECT products in the U.S. in lieu of our 5.8GHz products, and our inability to successfully develop and market new DECT products to address this market may have a material adverse effect on our profits and results of operation.

We are taking several steps to address the new challenges and market trends. First, we are introducing new features into our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. The new features include a cellular cradle to extend the cellular coverage throughout the residence by turning the cellular phone into an extra line of the cordless system; a universal serial bus (USB) dongle to connect the residential handsets to the public network using Internet protocol through personal computers; and other pioneer features such as polyphonic ringer. We believe that these pioneer solutions will allow us to provide the desired flexibility for residential users. We are also preparing for the deployment of broadband services to the residence, a current trend in our market. We are currently engaged in two specific projects in which we are working with customers on adding VoIP capabilities to our chipsets designed for cordless phones. We cannot provide any assurances, however, that these new features will achieve market acceptance, allow us to maintain our market share or provide for our future growth.

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

We believe that our current products, including DECT and 5.8GHz products, the continued shift from analog to digital products and the penetration of new markets such as the Japanese domestic market, will continue to drive our growth in 2006. We expect that products for home communication, including Wi-Fi and VoIP products, will start contributing to our revenues in 2007 and beyond. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Beginning in fiscal 2006, we adopted SFAS 123(R) on a modified prospective basis, including equity-based compensation expense related to employee stock options and employee stock purchases. Total equity-based compensation expenses amounted to $2.5 million for the first quarter of 2006. As we are using the modified prospective transition method our prior period financial statements have not been restated to reflect the impact of SFAS 123(R), therefore equity-based compensation expenses are not included in our results of operations for the first quarter of 2005. This difference should be noted when comparing our results of operations for these periods.

Total Revenues. Our total revenues were $51.9 million for the first quarter of 2006 as compared to $40.2 million for the same period in 2005. This increase of 29% in 2006 was primarily as a result of strong demand for our DECT and 5.8GHz products. Sales of DECT products were $7.4 million in the first quarter of 2006, representing 14% of total revenues; sales of DECT product in the same period of 2005 were $1.0 million, representing 3% of revenues. Sales of 5.8GHz products represented approximately 36% and 30% of our total revenues for the first quarters of 2006 and 2005, respectively, representing an increase of 54% in absolute dollars. The above mentioned increase was partly offset by a decrease in sales of our 2.4GHz chipsets. Revenues from 2.4GHz products represented 29% and 41% of our revenues for the quarters ended March 31, 2006 and 2005, respectively, a decrease of 9% in absolute dollars. As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products. However, the impact of the decline in average selling prices of our products was offset by an increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold.

Sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarters of 2006 and 2005. All sales are denominated in U.S. dollars. The following table shows the breakdown of net revenues for the periods indicated by geographic location (in thousands):

	Period Ended March 31,
	2006	2005
United States	$125	$636
Japan	$35,408	$31,242
Europe	$311	$265
Hong Kong	$13,628	$5,490
Other	$2,480	$2,530

Total revenues	$51,952	$40,163

Sales to our customers in Hong Kong increased in the first quarter of 2006 as compared to the same period in 2005 and may continue to increase in future periods in absolute dollars and as a percentage of total revenues. This increase is a result of our penetration of new markets and the expansion of our product lines mainly as our new DECT products are sold to original design manufacturers (ODMs) mainly located in Hong Kong.

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

Significant Customers. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 68% of our total revenues for the first quarter of 2006 as compared to 78% for the same period in 2005. The decrease in 2006 as compared to 2005 was primarily due to increased sales to customers in Hong Kong that accounted for 26% and 14% of total revenues in the first quarter of 2006 and 2005, respectively.

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

Significant Products. Revenues from our 5.8GHz and 2.4GHz digital products represented 36% and 29%, respectively, of total revenues in the first quarter of 2006. We believe that sales of 5.8GHz digital products and to a lesser extent 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2006 and in future periods as we are seeing a continued decline in sales for some of our older products. In addition, we witnessed an increase in sales of multi-hand-set products, in comparison to a decrease in sales of single-hand-set products. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. Revenues from our DECT products represented 14% of revenues for the first quarter of 2006. We believe that in order to maintain our growth, we will need to continue increasing our market share in the DECT market and to expand our product lines by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit. Gross profit as a percentage of revenues was 42% in the first quarter of 2006 and 45% in the first quarter of 2005. The decrease in our gross profit in 2006 as compared to 2005 was primarily due to (i) increased cost of goods expenses, mainly due to increased assembly and testing costs, (ii) the continuing decline in the average selling prices of our products, and (iii) the fact that our chipsets for the DECT market are currently incorporated into high volume basic DECT products that generate lower gross margins. The increased assembly and testing expenses and the continuing decline in the average selling prices represented approximately 70% of the reduction in gross profit while sales of lower margin DECT products represented approximately 30% of the decrease.

Our current estimate is that our gross profit for 2006 will be in the range of 40% to 43% with a probable decrease in gross margin in the second half of 2006 as compared to the first half of 2006. Moreover, we cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products.

Our gross profit may decrease further in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross profit in future periods. As we are a fabless company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may also increase our raw material costs and decrease our gross profit. In this regard, we view 2006 as a challenging year for fabless companies as foundries and assembly and test houses seem to be at their peak capacity cycle. One additional step we are taking to offset the expected decrease in gross margins is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. However, we have no assurance that this solution will be accepted by our customers or that it will help us to offset the expected decrease in gross margins.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products decreased our gross margin in 2006 as compared to 2005. As a result, our past gross profit figures should not be relied upon as an indication of future performance.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $10.9 million in the first quarter of 2006 from $9.4 million in the first quarter of 2005. The increase in 2006 was primarily attributed to expenses related to equity-based compensation resulting from the adoption of SFAS 123R on January 1, 2006. Equity-based compensation expenses amounted to $1.2 million in the first quarter of 2006. The increase in research and development expenses was also a result of an increase in tape out expenses in the first quarter of 2006 as compared with the same period in 2005.

Our research and development expenses as a percentage of total revenues were 21% for the three months ended March 31, 2006 and 23% for the three months ended March 31, 2005. This decrease in research and development expenses as a percentage of total revenues was due to the increase in revenues offset by an increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are expected to increase in the remaining quarters of 2006.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.8 million for the first quarter of 2006 from $2.9 million for the first quarter of 2005. This increase was attributed mainly to higher levels of salary expenses, mainly due to a greater number of application support employees as well as to higher related expenses such as travel. The increase is also a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123R. Equity-based compensation expenses amounted to $0.3 million in the first quarter of 2006. One additional factor that increased sales and marketing expenses is the higher sales commissions paid to our representatives and distributors due to higher levels of revenues for the first quarter of 2006.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three months ended March 31, 2006 and 2005.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.8 million for the three months ended March 31, 2006, as compared to $1.9 million for the three months ended March 31, 2005. The increase was attributed mainly to equity-based compensation expenses related to the adoption of SFAS 123R that amounted to $0.9 million in the first quarter of 2006.

General and administrative expenses as percentage of total revenues were 5% for both the first quarter of 2006 and 2005.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2006 increased to $3.1 million from $2.3 million for the three months ended March 31, 2005. The increase was due to an increase in the levels of cash, cash equivalents and marketable securities and overall higher market interest rates during the three months ended March 31, 2006, as compared to the same period in 2005. Our total cash, cash equivalents and marketable securities were $374.9 million as of March 31, 2005, compared to $324.2 million as of March 31, 2005.

Provision for Income Taxes. Our income tax expenses were $1.6 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The provision for income taxes as a percentage of income before taxes was 22% and 17% for the three months ended March 31, 2006 and 2005, respectively. Tax benefit related to the expensing of equity-based compensation amounted to $0.1 million.

In 2006 and 2005 we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2017.

Equity-Based Compensation Expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values. Equity-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2.5 million. There was no equity-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. Upon adoption of SFAS 123(R), we also changed our method of valuation for equity-based awards granted beginning in fiscal 2006 to a exercise multiple-based lattice option-pricing model

(“EMLM”/binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for our presentation of pro forma information required under SFAS 123. The use of EMLM model requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and exercise behavior. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the EMLM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note K to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $4.1 million for the first quarter of 2006. During the first quarter of 2005, we used $5.5 million for our operating activities. The increase in net cash provided by operating activities in the first quarter of 2006 as compared to the same period in 2005 resulted mainly from the increase in net income and from the payment of capital gains tax for the sale of AudioCodes shares in the first quarter of 2005 (in respect to the sale of shares in 2004). Net income, including the net effect of equity-based compensation expenses of $2.5 million and the related tax benefit of $0.1 million, amounted to $5.6 million in the first quarter of 2006 compared with $5.0 million for the first quarter of 2005. The increase is also a result of increase in accounts payable by $6.9 million in the first quarter of 2006 compared with an increase of $4.2 million during the first three months of 2005. The increase in accounts payables in both periods was mainly a result of an increase in inventory and operating expenses as compared to the respective preceding quarter. Accrued compensation and benefits decreased by $3.8 million and $2.9 million in the first quarters of 2006 and 2005, respectively, due to the payment of annual bonuses to our executive officers and employees.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2006, we purchased $23.4 million of investments classified as held-to-maturity marketable securities, bank deposits and auction rate securities, as compared to $26.7 million during the first three months of 2005. During the same periods, $10.5 million and $7.4 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Our capital equipment purchases for the first three months of 2006 consisting primarily of research and development software tools, computers and other peripheral equipment, totaled $0.8 million, as compared to $5.4 million for the first three months of 2005.

Financing Activities. During the first quarter of 2006, we received $26.6 million upon the exercise of employee stock options, as compared to $4.5 million during the first quarter of 2005. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares. Based on these authorizations, approximately 3.0 million shares of our common stock remain authorized for repurchase as of March 31, 2006.

At March 31, 2006, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $67.4 million, short term investments of $40.2 million and marketable securities of approximately $267.2 million.

Our working capital at March 31, 2006 was approximately $192.9 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2006. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2006 we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to Consolidated Financial Statement for the period ended March 31, 2006.

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

ITEM 1A.	RISK FACTORS.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues”; (2) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market”; (3) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses”; (4) changes to the Risk Factor below entitled “Because we depend on independent foundries to manufacture, and assembly and test houses to assemble and test, all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business”; (5) changes to the Risk Factor below entitled “Because the manufacture of our products is complex, the foundries and test houses on which we depend may not achieve the necessary yields or product reliability that our business requires”; and (6) changes to the Risk Factor below entitled “Our future profits may be diminished if the current Israeli tax benefits that we enjoy are reduced or withheld.”

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 68% and 78% of our total revenues in the three months ended March 31, 2006 and 2005, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our Integrated Digital Telephony (IDT) products comprise 89% of our total revenues for the first quarter of 2006. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 29% and 36%, respectively, of our total revenues for the first quarter of 2006. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2006. As a result, any adverse change in the digital IDT market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The IDT market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for IDT processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced and will continue to experience a decrease in the average selling prices. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices. As an example, our gross profit for the first quarter of 2005 was 45% and for the first quarter of 2006 was 42%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. Furthermore, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

Because we depend on independent foundries to manufacture, and assembly and test houses to assemble and test, all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business.

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

Because the manufacture of our products is complex, the foundries and test houses on which we depend may not achieve the necessary yields or product reliability that our business requires.

The manufacture, assembly and testing of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing, assembly or testing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect the manufacturer’s ability to achieve acceptable manufacturing yields and product reliability. If the foundries, assembly and test houses we currently use do not achieve the necessary yields or product reliability, our ability to fulfill our customers’ needs could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations.

Furthermore, there are other significant risks associated with relying on these third-party foundries and test houses, including:

•	risks due to the fact that we have reduced control over production cost, delivery schedules and product quality;

•	less recourse if problems occur as the warranties on wafers or products supplied to us are limited; and

•	increased exposure to potential misappropriation of our intellectual property.

•	increased exposure to potential mistakes at the assembly and testing stage after the completion of previous manufacturing stages.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2006. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2006, 229 of our 290 employees were located in Israel, including 146 out of 193 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We receive certain tax benefits in Israel, particularly as a result of the “Approved Enterprise” status of our facilities and programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate 31% for 2006 and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2017. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

Our success and ability to compete is in part dependent upon our internally-developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants. In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed. However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others. Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary. Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold, including China, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure you that we will be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

A significant portion of our business is conducted outside the United States. Sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in the first quarter of 2006. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

Our adoption of the accounting standard SFAS 123R as of January 1, 2006 requires us to account for share-based compensation transactions using a fair-value-based method and record as compensation expense in our consolidated statement of income the unvested portion of previously granted awards that remain outstanding as of, and new options granted after, January 1, 2006. The adoption of this new accounting standard has had a significant impact on our results of operations as our reported earnings decreased as a result of including these non-cash equity-based compensation expenses. Furthermore, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses or if we are unable to introduce alternative methods of compensation, our ability to recruit, motivate and retain employees may be impaired, which could put us at a significant disadvantage in the employee marketplace relative to our competitors.

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

ITEM 6.	EXHIBITS.

Exhibit 10.35	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.1 to the Company’s Current Report on 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference).

Exhibit 10.36	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to the Company’s Current Report on 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ MOSHE ZELNIK
Moshe Zelnik, Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)