Form 10-Q
period 2006-06-30
DSP GROUP INC /DE/
filed 2006-08-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 1, 2006, there were 29,390,099 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,019	$50,460
Short-term investments	33,098	37,053
Held-to-maturity marketable securities	101,692	71,875
Trade receivables, net	28,216	16,991
Deferred income taxes	1,434	1,227
Other accounts receivable and prepaid expenses	1,734	1,617
Inventories	19,426	12,686

TOTAL CURRENT ASSETS	218,619	191,909

PROPERTY AND EQUIPMENT, NET	11,322	11,704

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	185,016	185,828
Long-term prepaid expenses and lease deposits	706	670
Deferred income taxes	1,638	1,638
Severance pay fund	4,944	4,419
Intangible assets, net	1,766	2,337
Goodwill	1,500	1,500

	195,570	196,392

TOTAL ASSETS	$425,511	$400,005

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$19,032	$12,753
Accrued compensation and benefits	7,364	10,736
Income taxes payables	11,402	11,511
Accrued expenses and other accounts payable	9,691	11,164

TOTAL CURRENT LIABILITIES	47,489	46,164

ACCRUED SEVERANCE PAY	5,170	4,707

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares: 5,000,000 at June 30, 2006 and December 31, 2005; Issued and outstanding shares: none at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at June 30, 2006 and December 31, 2005; Issued and outstanding: 29,331,463 and 28,596,340 shares at June 30, 2006 and December 31, 2005, respectively	29	29
Additional paid-in capital	209,093	188,539
Treasury stock	(24,519)	(19,447)
Accumulated other comprehensive income	347	45
Retained earnings	187,902	179,968

TOTAL STOCKHOLDERS’ EQUITY	372,852	349,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,511	$400,005

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenues and other	$60,737	$49,047	$112,689	$89,210
Cost of product revenues and other	35,632	25,990	65,987	48,234

Gross profit	25,105	23,057	46,702	40,976
Operating expenses:
Research and development	12,409	10,542	23,310	19,941
Sales and marketing	4,070	3,290	7,876	6,176
General and administrative	2,895	1,783	5,695	3,648

Total operating expenses	19,374	15,615	36,881	29,765

Operating income	5,731	7,442	9,821	11,211
Other income:
Interest and other income, net	3,351	2,499	6,460	4,771
Income before provision for income taxes	9,082	9,941	16,281	15,982
Provision for income taxes	1,994	1,693	3,555	2,727

Net income	$7,088	$8,248	$12,726	$13,255
Net earnings per share:
Basic	$0.24	$0.29	$0.43	$0.47
Diluted	$0.23	$0.28	$0.41	$0.45
Weighted average number of shares used in per share computations of:
Basic	29,871	28,328	29,674	28,221
Diluted	30,632	29,718	30,708	29,662

(*) The above items are inclusive of the following equity-based compensation expenses resulting under SFAS 123(R):

Equity-based compensation expense included in “Cost of product revenues and other”	$130	$—	$208	$—
Equity-based compensation expense included in “Research and development”	1,703	—	2,925	—
Equity-based compensation expense included in “Sales and marketing”	354	—	622	—
Equity-based compensation expense included in “General and administrative”	1,171	—	2,096	—
Tax benefit resulting from equity-based compensation expense	(121)	—	(208)	—

Total equity-based compensation expense, net of related taxes	$3,237	$—	$5,643	$—

Net equity-based compensation expense, per common share:
Basic	$0.11	$—	$0.19	$—
Diluted	$0.11	$—	$0.18	$—

There was no equity-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) in the first and second quarters of fiscal 2005 as the Company did not adopt the recognition provisions of SFAS 123(R) until January 1, 2006.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in) operating activities	$6,042	$(27)
Investing activities:
Purchase of held-to-maturity marketable securities and short term investments	(53,534)	(48,763)
Proceeds from maturity of held-to-maturity marketable securities and short term investments	28,081	33,890
Purchases of property and equipment	(2,114)	(6,866)
Payment for investment in Teleman Multimedia Inc. assets	—	(1,450)

Net cash used in investing activities	(27,567)	(23,189)
Financial activities:
Purchase of treasury stock	(24,974)	—
Issuance of Common Stock and Treasury Stock for cash upon exercise of options employees	29,058	6,751

Net cash provided by financing activities	4,084	6,751

Decrease in cash and cash equivalents	$(17,441)	$(16,465)
Cash and cash equivalents at beginning of period	$50,460	$60,827
Cash and cash equivalents at end of period	$33,019	$44,362

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended June 30, 2006	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2006	30,241	$30		$205,122	$—	$181,018	$(9)		$386,161
Net income	—	—		—	—	7,088	—	$7,088	7,088
Unrealized gain from hedging activities, net	—	—		—	—	—	356	356	356

Total comprehensive income								$7,444
Purchase of Treasury Stock	(976)	(1)		—	(24,973)	—	—		(24,974)
Issuance of Common Stock upon exercise of options employees	49	(	*	613	—	—	—		613
Equity Based Compensation	—	—		3,358	—	—	—		3,358
Issuance of Treasury Stock upon exercise of stock options by employees	17	(	*	—	454	(204)	—		250

Balance at June 30, 2006	29,331	$29		$209,093	$(24,519)	$187,902	$347		$372,852

Three Months Ended June 30, 2005
Balance at March 31, 2005	28,241	$28		$187,547	$(24,030)	$161,392	$17		$324,954
Net income	—	—		—	—	8,248	—	$8,248	8,248
Unrealized loss from hedging activities, net	—	—		—	—	—	(84)	(84)	(84)

Total comprehensive income								$8,164
Issuance of Treasury Stock upon exercise of stock options by employees	141	(	*	22	2,835	(611)	—		2,246

Balance at June 30, 2005	28,382	$28		$187,569	$(21,195)	$169,029	$(67)		$335,364

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Six Months Ended June 30, 2006	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$179,968	$45		$349,134
Net income	—	—		—	—	12,726		$12,726	12,726
Unrealized gain from hedging activities, net	—	—		—	—	—	302	302	302

Total comprehensive income								$13,028
Purchase of Treasury Stock	(976)	(1)		—	(24,973)	—	—		(24,974)
Issuance of Common Stock upon exercise of options employees	852	1		14,499	—	—	—		14,500
Equity Based Compensation				5,852					5,852
Issuance of Treasury Stock upon exercise of stock options by employees	819	(	*	203	18,975	(4,620)	—		14,558
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	40	(	*	—	926	(172)	—		754

Balance at June 30, 2006	29,331	$29		$209,093	$(24,519)	$187,902	$347		$372,852

Six Months Ended June 30, 2005
Balance at December 31, 2004	27,954	$28		$187,471	$(29,797)	$157,723	$65		$315,490
Net income	—	—		—	—	13,255	—	$13,255	13,255
Unrealized loss from hedging activities, net	—	—		—	—	—	(132)	(132)	(132)

Total comprehensive income								$13,123
Issuance of Treasury Stock upon exercise of stock options by employees	396	(	*	98	7,952	(1,901)	—		6,149
Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	32	(	*	—	650	(48)	—		602

Balance at June 30, 2005	28,382	$28		$187,569	$(21,195)	$169,029	$(67)		$335,364

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2005.

Equity-Based Compensation Expense:

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and the six months ended June, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and the six months ended June 30, 2006 was $3,358 and $5,851, respectively, which consisted of equity-based compensation expense related to employee stock options and employee stock purchase plans. There was no equity-based compensation expense related to employee stock options and employee stock purchases recognized during the three and the six months ended June 30, 2005. See Note I for additional information.

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no equity-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005, or for the six-months period ended June 30, 2005, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. Equity-based compensation expense recognized in the

Company’s Consolidated Statement of Operations for the three and the six months ended June 30, 2006 included compensation expense for equity-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the equity-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the second quarter and first half of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for equity-based awards granted beginning in fiscal 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. The binomial models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. For additional information, see Note I. The Company’s determination of fair value of equity-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee equity-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Work-in-process	$10,293	$7,145
Finished goods	9,133	5,541

	$19,426	$12,686

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	Unaudited
Net income	$7,088	$8,248	$12,726	$13,255
Earnings per share:
Basic	$0.24	$0.29	$0.43	$0.47
Diluted	$0.23	$0.28	$0.41	$0.45
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	29,871	28,328	29,674	28,221
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	761	1,390	1,034	1,441

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	30,632	29,718	30,708	29,662

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at June 30, 2006 and December 31, 2005:

	Amortized cost		Unrealized losses, net		Estimated fair value
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
US government obligations and political subdivisions	$185,392	$164,257	$(4,144)	$(3,596)	$181,248	$160,661
Corporate obligations	101,316	93,446	(1,562)	(1,416)	99,754	92,030

	$286,708	$257,703	$(5,706)	$(5,012)	$281,002	$252,691

The amortized cost of held-to-maturity debt securities at June 30, 2006, by contractual maturities, are shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$101,692	$—	$(1,024)	$100,668
Due after one year to five years	185,016	—	(4,682)	180,334

	$286,708	$—	$(5,706)	$281,002

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were caused mainly by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the bonds were not considered to be other than temporarily impaired at June 30, 2006.

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three and the six months ended June 30, 2006 included the tax benefit associated with equity-based compensation expenses in the amount of $121 and $208, respectively. Tax provision as a percentage of pre-tax income was 22% for the three and the six months ended June 30, 2006, which included the tax benefit and the expenses relating to equity-based compensation, and was 17% for the three and the six months ended June 30, 2005.

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

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 65% and 77% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively. Additionally, Tomen Electronics accounted for 67% and 77% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

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

As of June 30, 2006 and December 31, 2005, the Company had comprehensive income of $347 and $45, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2006. Such amounts will be recorded into earnings in the next two quarters of 2006.

NOTE H—CONTINGENCIES

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25. “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123. “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used to present the Company’s pro forma information required under SFAS 123. For options granted prior to 2006, the Company did not change its valuation method. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

Grants for the Three and the Six Months Ended June 30, 2006:

The weighted-average estimated fair value of employee stock options and Share Appreciation Rights (SAR) granted during the three and the six months ended June 30, 2006 was $9.29 and $9.4, respectively, per share using the binomial model with the following weighted-average assumptions (annualized percentages):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Volatility	36.44%	37.09%
Risk-free interest rate	4.81%	4.78%
Dividend yield	0%	0%
Post vesting forfeiture rate	1.00%	1.15%
Pre vesting forfeiture rate	8.31%	7.57%
Suboptimal exercise factor	1.65	1.76

The Company used its historical volatility and its implied volatility for calculating volatility in accordance with SFAS 123(R). The computation of volatility uses a combination of historical volatility and implied volatility derived from the company’s exchange traded options with similar characteristics. As a result of the above-mentioned calculations the weighted-average volatility used for the three and the six months ended June 30, 2006 was 36.44% and 37.09%, respectively.

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options. Weighted average interest rate used for the three and the six months ended June 30, 2006 was 4.81% and 4.78%, respectively.

The Company is required to assume a dividend yield as an input in the binomial model. The dividend yield assumption is based on the Company’s historical and expectation of future dividend payouts and may be subject to substantial change in the future. The dividend yield used for the three and the six months ended June 30, 2006 was 0%.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the three and the six months ended June 30, 2006 derived from the binomial model was 4.56 and 4.61 years, respectively.

Employee Stock Benefit Plans

At June 30, 2006, the Company had five stock option plans and one employee stock purchase plan.

During the second quarter, the Company granted to its employees and executive officers a new equity-based award instrument – a net share settled Stock Appreciation Right (SAR) capped with a ceiling.

The Company’s aggregate compensation cost for the three and the six months ended June 30, 2006 totaled $3,358 and $5,851, respectively. Total income tax benefit recognized in the income statement for the three and the six months ended June 30, 2006 was $121 and $208, respectively, for the Company’s equity-based compensation arrangements.

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

The following is a description of the Company’s plans:

1993 Director stock option plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (“Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,380,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (“First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011, unless it is terminated by the Board of Directors prior to that date. 1,526,314 shares of common stock are currently reserved for issuance under the 2001 Plan.

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

During the second quarter of 2006, the Company granted to its employees and executive officers a new equity-based award instrument - a net share settled Stock Appreciation Right (SAR) capped with a ceiling (“SAR” or “Capped SAR”). The SAR unit gives the grantee the right to stock appreciation over a pre-set price during a specified period of time. When the unit is exercised, the appreciation amount is paid by the Company through the issuance of shares of common stock. The ceiling limits the maximum income for each SAR unit.

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

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 employee stock purchase plan (the “ESPP”). The Company has reserved an aggregate of 1,000,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may use up to 10% of their salaries to purchase stock at 85% of the fair market value of the common stock on specified dates via payroll deductions.

The fair value of stock purchase rights granted under the Company’s ESPP is estimated on the date of grant using the Black-Scholes model. Volatility is based on the volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate expected holding period and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

Summary of stock option and SAR unit transactions for all stock option plans:

	Number of Shares/Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*)
Outstanding at April 1, 2006	6,106,573	$23.57
Options granted	81,250	$27.42
SAR units granted (**)	1,304,850	$28.44
Options / SAR units cancelled/forfeited/expired	62,171	$25.42
Options exercised	67,058	$12.89
Outstanding at June 30, 2006	7,363,444	$24.56	4.46	$15,153
Exercisable at June 30, 2006	3,572,389	$24.01	2.77	$10,714

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of June 30, 2006 ($24.85 per share).

(**)	Capped SAR units: according to the terms of the capped SAR, the maximum conversion ratio of units is 50% share per unit exercised.

Net stock options, after forfeitures and cancellations, granted during the three months ended June 30, 2006 and 2005 represented 4.4% and 0.2%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Net stock options, after forfeitures and cancellations granted during the three months ended June 30, 2006 and June 30, 2005 represented 4.5% and 0.2% of outstanding shares as of the end of each fiscal quarter, respectively.

The Company’s determination of fair value of equity-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. The total estimated grant date fair value of stock options that vested during the three and the six months ended June 30, 2006 was $3,358 and $5,581 which approximates the equity-based compensation expense before taxes due to the monthly vesting for the majority of the Company’s stock option plans. At June 30, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $16,782, which is expected to be recognized over a period of up to 4 years. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $949. The Company recorded cash received from the exercise of stock options of $865 and related tax benefits of $121 during the three months ended June 30, 2006. Additional information about stock options outstanding at June 30, 2006 with exercise prices less than or above $24.85 per share that is, the closing price at June 30, 2006, is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares/Units	Weighted Average Exercise Price	Number of Shares/Units	Weighted Average Exercise Price	Number of Shares/Units	Weighted Average Exercise Price
Less than $24.85	1,945,024	$19.34	1,917,667	$22.54	3,862,691	$20.93
Above $24.85	1,627,365	$29.59	1,873,388	$27.68	3,500,753	$28.57
Total	3,572,389	$24.01	3,791,055	$25.08	7,363,444	$24.56

As equity-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeiture rate was estimated to be approximately 8.31% in the second quarter of fiscal 2006 based on historical experience (post-vesting forfeiture rate was 1.00% and is included in the valuation above). Pre-vesting forfeiture rate was estimated to be approximately 7.57% in the first half of fiscal 2006 based on historical experience (post-vesting forfeiture rate was 1.15% and is included in the valuation above).

Total estimated equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and the six months ended June 30, 2006, was comprised as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$130	$208
Research and development	$1,703	$2,925
Selling and Marketing	$354	$622
General and Administrative	$1,171	$2,096

Total equity-based compensation expense before taxes	$3,358	$5,851
Related income tax benefits	(121)	(208)

Equity-based compensation expense, net of taxes	$3,237	$5,643
Net equity-based compensation expense, per common share:
Basic	$0.11	$0.19
Diluted	$0.11	$0.18

The Company recorded $1,569 in equity-based compensation expense during the three months ended June 30, 2006, related to share-based awards granted during the second quarter of 2006. In addition, for the three months ended June 30,

2006, the adoption of SFAS 123(R) resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities of $121 related to incremental tax benefits from stock options exercised during the period.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006:

As required under SFAS 123(R), the reported net income and earnings per share for the three and the six months ended June 30, 2005 are presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts under SFAS 123 are as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income - as reported	$8,248	$13,255
Deduction: total equity-based employee compensation expense determined under the fair value method, net of tax	$2,264	$4,844
Net income - pro forma	$5,984	$8,411
Basic earnings per share - as reported	$0.29	$0.47
Basic earnings per share - pro forma	$0.21	$0.30
Diluted earnings per share - as reported	$0.28	$0.45
Diluted earnings per share - pro forma	$0.20	$0.28

The pro forma effects of estimated equity-based compensation expense on net income and earnings per share for the three and the six months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Volatility	29%	34%
Risk-free interest rate	4.1%	3.98%
Dividend yield	0%	0%
Expected life (years)	2.9	2.9

NOTE J—SHARE REPURCHASE

During the second quarter of 2006, the Company repurchased 976,000 shares of Common Stock at an average purchase price of $25.58 per share, for a total consideration of $24,974.

NOTE K—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company is currently evaluating the impact of the adoption of FIN 48 and has not yet determined what impact, if any, it will have on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our expectation that our DECT products will be the main driver of our growth in 2006 and 2007.

•	Our expectation that sales of our 2.4GHz, 5.8GHz and DECT products and continued penetration of new markets, such as the Japanese domestic market, will drive our growth in 2006.

•	Our expectation that products for home communication, including Wi-Fi and VoIP products, will start contributing to our revenues in 2007 and beyond;

•	Our expectation that the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets;

•	Our expectation that our 2.4GHz and 5.8GHz products will continue to generate a significant portion of our revenue for 2006 and in future periods;

•	Our expectation that sales to our customers in Hong Kong may increase in absolute dollars and as a percentage of total revenues in future periods;

•	Our expectation that our research and development expenses in absolute dollars will increase in the remaining two quarters of 2006; and

•	Our expectation that our current cash, cash equivalents, cash deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is digital cordless telephony with sales of our DECT, 2.4GHz and 5.8GHz chipsets representing approximately 82% and 81% of our total revenues for the second quarter and the first six months of 2006, respectively; and 80% and 77% of our total revenues for the second quarter and first six months of 2005, respectively.

In recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to capture the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Another factor that contributed to our growth in recent years is our focus on new emerging markets such as the Japanese domestic market. An additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony.

However, in recognition of the need to penetrate new markets and introduce new products to further expand our business, we decided to penetrate the DECT market, introducing our first DECT products for the European market in late 2004. Revenues derived from the sale of DECT products represented 17% of our revenues for the second quarter of 2006 and sales of DECT represent the main driver of our growth in sales as compared to the same period in 2005. Our future growth is also dependent on our success in expanding our presence in the European DECT market and the general market deployment and acceptance of our DECT products as these products are expected to be the main driver of our growth in 2006 and 2007.

However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Also, since our products are incorporated into end products of original equipment manufacturer (OEM) customers, our business is very dependent on their ability to introduce products that achieve market acceptance in consumer electronic markets, which are equally competitive. Moreover, we are currently witnessing a move of manufacturing activities from large system suppliers in the US, Japan and Europe to Southeast Asia, a trend that could also adversely affect our business.

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

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of cordless telephony products, which are currently our primary focus. Our business may also be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results.

We are taking several steps to address the new challenges and market trends. First, we are introducing new features into our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. The new features include a cellular cradle to extend the cellular coverage throughout the residence by turning the cellular phone into an extra line of the cordless system; a universal serial bus (USB) dongle to connect the residential handsets to the public network using Internet protocol through personal computers; and other pioneer features such as polyphonic ringer. We believe that these pioneer solutions could allow us to provide the desired flexibility for residential users. We are also preparing for the deployment of broadband services to the residence, a current trend in our market. We are currently engaged in two projects in which we are working with customers designing cordless phones that incorporate VoIP chipsets. We cannot provide any assurances, however, that these new features will achieve market acceptance, allow us to maintain our market share or provide for our future growth.

One additional factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as the Federal Communications Commission (FCC) has authorized the use of the DECT frequency band in the U.S. (DECT 6.0). The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this market may have a material adverse effect on our profits and results of operations.

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

We believe that our current products, including DECT, 2.4GHz and 5.8GHz products and our continued penetration of new markets, such as the Japanese domestic market, will drive our growth in 2006. We expect that products for home communication, including VoIP and Wi-Fi products will start contributing to our revenues in 2007 and beyond. However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Beginning in fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on a modified prospective basis, including equity-based compensation expense related to employee stock options and employee stock purchases. Total equity-based compensation expenses amounted to $3.4 million and $5.9 million for the second quarter and the first six months of 2006, respectively. As we are using the modified prospective transition method, our prior period financial statements have not been restated to reflect the impact of SFAS 123(R); therefore equity-based compensation expenses are not included in our results of operations for the second quarter and the first six month of 2005. This difference should be noted when comparing our results of operations for these periods.

Total Revenues. Our total revenues were $60.7 million for the second quarter of 2006 as compared to $49.0 million for the same period in 2005. Our revenues were $112.7 million in the first 6 months of 2006 as compared to $89.2 million for the same period in 2005. This increase of 24% and 26% for the three and the six months ended June 30,

2006, respectively, as compared to the same period in 2005, was primarily as a result of strong demand for our DECT and 5.8GHz products. Sales of DECT products were $10.3 million and $17.7 million for the second quarter and first six months of 2006, respectively, representing 17% and 16% of total revenues, respectively. Sales of DECT product for the second quarter and first six months of 2005 were $2.0 million and $3.0 million, respectively, representing 4% of revenues for both periods in 2005. Sales of 5.8GHz products for the second quarter of 2006 and 2005 were $21.8 million and $16.3 million, respectively, representing approximately 36% and 33% of our total revenues, respectively, an increase of 33% in absolute dollars comparing sales for the second quarter of 2006 in relation to sales for the second quarter of 2005. Sales of 5.8GHz products for the first two quarters of 2006 and 2005 were $40.4 million and $28.4 million, respectively, representing approximately 36% and 32% of our total revenues, respectively, an increase of 42% in absolute dollars comparing sales for the first two quarters of 2006 in relation to the first two quarters of 2005. The above mentioned increases were partially offset by a decrease in sales of our 2.4GHz chipsets. Revenues from 2.4GHz products for the second quarter of 2006 and 2005 were $17.9 million and $20.7 million, respectively, representing approximately 29% and 42% of our total revenues, respectively, a decrease of 14% in absolute dollars comparing sales for the second quarter of 2006 in relation to sales for the second quarter of 2005. Revenues from 2.4GHz products for the first two quarters of 2006 and 2005 were $32.9 million and $37.1 million, respectively, representing approximately 29% and 42% of our total revenues, respectively, a decrease of 11% in absolute dollars comparing sales for the first two quarters of 2006 in relation to the first two quarters of 2005. As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products during the second quarter of 2006. However, the impact of the decline in average selling prices of our products was offset by an increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold.

Sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first and second quarters of 2006 and 2005. All sales are denominated in U.S. dollars. The following table shows the breakdown of net revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	$323	$103	$448	$739
Japan	39,765	37,640	75,175	68,882
Europe	458	367	799	632
Hong-Kong	16,747	8,220	30,344	13,711
Other	3,444	2,717	5,923	5,246

Total revenues	$60,737	$49,047	$112,689	$89,210

Sales to our customers in Hong Kong increased in the second quarter and in the first six months of 2006 as compared to the same periods in 2005 and may continue to increase in future periods in absolute dollars and as a percentage of total revenues. This increase was a result of our penetration of new markets and the expansion of our product lines, specifically our new DECT products, which are sold to original design manufacturers (ODMs) located mainly in Hong Kong.

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

Significant Customers. Revenues through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 65% and 77% of our total revenues for the three months ended June 30, 2006 and 2005, respectively. Additionally, Tomen Electronics accounted for 67% and 77% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. The decrease in 2006 as compared to 2005 was primarily due to increased sales to customers in Hong Kong.

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

Significant Products. Revenues from our 5.8GHz and 2.4GHz digital products represented 36% and 29%, respectively, of total revenues for the first and second quarter of 2006. We believe that sales of 5.8GHz digital products and to a lesser extent 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2006 and in future periods as we are seeing a continued decline in sales for some of our older products. In addition, we witnessed an increase in sales of multi-hand-set products, in comparison to a decrease in sales of single-hand-set products. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. Revenues from our DECT products represented 17% and 16% of revenues for the second quarter and first six months of 2006 and represent the main driver of our growth in 2006. We believe that in order to maintain our growth, we will need to continue increasing our market share in the DECT market and to expand our product lines by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit. Gross profit as a percentage of revenues was 41% for the second quarter of 2006 and 47% for the second quarter of 2005. Gross profit as a percentage of revenues was 41% for the first half of 2006 and 46% for the first half of 2005. The decrease in our gross profit for the second quarter and the first half of 2006 as compared to the same periods in 2005 was primarily due to (i) increased cost of goods expenses, mainly due to increased assembly and testing costs, (ii) the continued decline in the average selling prices of our products, and (iii) the fact that our chipsets for the DECT market are currently incorporated into high volume basic DECT products that generate lower gross margins. The increased assembly and testing expenses and the continued decline in the average selling prices of our products in the aggregate represented approximately 60% and 75% of the reduction in gross profit for the three and the six months ended June 30, 2006, respectively. Sales of lower margin DECT products represented approximately 40% and 35%, f the reduction in gross profit for the three and the six months ended June 30, 2006, respectively. The decrease in both comparable periods in 2006 was also attributed to expenses related to equity-based compensation resulting from the adoption of SFAS 123(R) on January 1, 2006. Equity-based compensation expenses included in cost of goods amounted to $0.1 million and $0.2 million for the second quarter and the first six months of 2006, respectively.

Our gross profit may decrease further in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross profit in future periods. As we are a fabless company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may also increase our raw material costs and decrease our gross profit. In this regard, we view 2006 as a challenging year for fabless companies as foundries and assembly and test houses seem to be at their peak capacity cycle. One additional step we are taking to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. However, we have no assurance that this solution will be accepted by our customers or that it will help us to offset the expected decrease in gross profit.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce the sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products decreased our gross margin for the second quarter and the first half of 2006 as compared to the same periods in 2005. As a result, our past gross profit figures should not be relied upon as an indication of future performance.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $12.4 million for the second quarter of 2006 from $10.5 million for the second quarter of 2005. Research and development expenses increased to $23.3 million for the first six months of 2006 from $19.9 million for the first six months of 2005. The increase for the second quarter and the first half of 2006 was primarily attributed to expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $1.7 million and $2.9 million for the second quarter and the first six months of 2006, respectively. The increase in research and development expenses also was a result of an increase in tape out expenses for the first and second quarters of 2006 as compared to the same periods in 2005.

Our research and development expenses as a percentage of total revenues were 20% and 21% for the three months ended June 30, 2006 and 2005, respectively, and 21% and 22% for the six months ended June 30, 2006 and 2005, respectively. This slight decrease in research and development expenses as a percentage of total revenues was due to the increase in total revenues offset by an increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are expected to increase in the remaining two quarters of 2006.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $4.1 million and $3.3 million for the second quarter of 2006 and 2005, respectively. For the six months ended June 30, 2006, sales and marketing expenses were $7.9 million as compared to $6.2 million for the same period in 2005. This increase was attributed mainly to higher levels of salary and labor expenses, mainly due to a greater number of application support employees and contractors. The increase also was a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $0.4 million and $0.6 million for the three and the six months ended June 30, 2006, respectively.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three and six months ended June 30, 2006 and 2005.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.9 million for the three months ended June 30, 2006, as compared to $1.8 million for the three months ended June 30, 2005. For the first half of 2006, general and administrative expenses were $5.7 million as compared to $3.6 million for the same period in 2005. The increase was attributed mainly to equity-based compensation expenses related to the adoption of SFAS 123(R) that amounted to $1.2 million and $2.1 million for the second quarter and first six months of 2006, respectively.

General and administrative expenses as percentage of total revenues were 5% and 4% for the second quarter of 2006 and 2005, respectively. General and administrative expenses as percentage of total revenues were 5% and 4% for the first six months of 2006 and 2005, respectively. The increase in general and administrative expenses as a percentage of total revenues for both comparable periods was a result of the increase in absolute dollar amount of general and administrative expenses.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended June 30, 2006 increased to $3.4 million from $2.5 million for the three months ended June 30, 2005 and increased to $6.5 million for the six months ended June 30, 2006 from $4.8 million for the six months ended June 30, 2005. The increase was due to an increase in the levels of cash, cash equivalents and marketable securities and overall higher market interest rates during the three and the six months ended June 30, 2006, as compared to the same periods in 2005. Our total cash, cash equivalents and marketable securities were $352.8 million as of June 30, 2006, compared to $328.5 million as of June 30, 2005.

Provision for Income Taxes. Our tax provision for the second quarter of 2006 and for the first half of 2006 was $2.0 million and $3.6 million, respectively. Our tax provision for the second quarter of 2005 and for the first half of 2005 was $1.7 million and $2.7 million, respectively. The provision for income taxes as a percentage of income before taxes was 22% and 17% for the three months ended June 30, 2006 and 2005, respectively. The provision for income taxes as a percentage of income before taxes was 22% and 17% for the six months ended June 30, 2006 and 2005, respectively. The increase in provision for income taxes as a percentage of pretax income in both periods was a result of expenses related to SFAS 123(R) that are not deductible for taxes. Tax benefit related to the expensing of equity-based compensation amounted to $0.1 million and $0.2 million for the second quarter and first half of 2006, respectively.

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

Equity-Based Compensation Expense. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values. Equity-based compensation expense recognized under SFAS 123(R) for the three and the six months ended June 30, 2006 was $3.4 million and $5.9 million, respectively. There was no equity-based compensation expense related to employee stock options and employee stock purchases recognized during the three and the six months ended June 30, 2005. Upon adoption of SFAS 123(R), we also changed our method of valuation for equity-based awards granted beginning in fiscal

2006 to a exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for our presentation of pro forma information required under SFAS 123. The use of EMLM model requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and exercise behavior. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the EMLM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note I to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $6.0 million for the first six months of 2006. During the first half of 2005, we used $27,000 for our operating activities. The increase in net cash provided by operating activities in the first half of 2006 as compared to the same period in 2005 resulted mainly from the increase in net income and from the payment of capital gains tax for the sale of AudioCodes shares in the first quarter of 2005 (in respect to the sale of these shares in 2004). Net income for the first half of 2006 includes the non-cash net effect of equity-based compensation expenses of $5.9 million and the related tax benefit of $0.2 million. The increase in net cash provided by operating activities was offset by an increase in inventory for the first half of 2006. Inventories increased by $6.7 million for the first half of 2006 compared to $3.1 million for the same period of 2005.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2006, we purchased $53.5 million of investments classified as held-to-maturity marketable securities and short term investments, as compared to $48.8 million during the first six months of 2005. During the same periods, $28.1 million and $33.9 million, respectively, of investments classified as held-to-maturity marketable securities and short term investments matured.

Our capital equipment purchases for the first six months of 2006, consisting primarily of research and development software tools and computers, totaled $2.1 million, as compared to $6.9 million for the first six months of 2005.

As part of our acquisition of Teleman’s assets for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $2.1 million during 2003, as well as $1.45 million during each of the quarters ended June 30, 2005 and 2004.

Financing Activities. During the first half of 2006, we received $29.1 million upon the exercise of employee stock options, as compared to $6.8 million during the first half of 2005. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares. During the second quarter of 2006, we repurchased 976,400 shares of Common Stock at an average purchase price of $25.58 per share, for a total consideration of $25 million. An aggregate of 2,037,556 shares of our common stock remain authorized for repurchase as of June 30, 2006.

At June 30, 2006, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $33.0 million, short term investments of $33.1 million and marketable securities of approximately $286.7 million. Market value of marketable securities as of June 30, 2006 was $281.0 million.

Our working capital at June 30, 2006 was approximately $171.1 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in the remaining of 2006. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2006 we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to Consolidated Financial Statement for the period ended June 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2006, in open market purchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2006 to April 30, 2006)	—	—	—	3,013,956
Month #2 (May 1, 2006 to May 31, 2006)	976,400	$25.58	976,400	3,013,956
Month #3 (June 1, 2006 to June 30, 2006)	—	—	—	2,037,556
TOTAL	976,400	$25.58	976,400	2,037,556	(2)

(1)	In March 1999, our board of directors authorized a repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, we announced that our board approved an increase of 2.5 million shares for repurchase. In October 2004, our board approved another increase of 2.5 million shares for repurchase. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

(2)	The number represents the number of shares of our common stock that remained available for repurchase pursuant to our Board’s authorizations as of June 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than: (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues”; (2) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market”; (3) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses”; (4) changes to the Risk Factor below entitled “In order to sustain the future growth of our business, we must penetrate new markets and our new products, such as our DECT products, must achieve widespread market acceptance”; (5) addition of the Risk Factor below entitled “Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on the growth of our business”; (6) addition of the Risk Factor below entitled “We are dependent on a small number of customers and distributors, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes”; and (7) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business”.

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 65% and 77% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively. Additionally, Tomen Electronics accounted for 67% and 77% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

We generate a significant amount of our total revenues from the sale of cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive telephony market.

Sales of our cordless telephony products comprise majority of our total revenues for the first two quarters of 2006. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 29% and 36%, respectively, of our total revenues for the second quarter of 2006. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2006. As a result, any adverse change in the digital cordless telephony market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The cordless telephony market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

In addition, we believe new developments in the home residential market may adversely affect the revenues we derive from our cordless telephony products. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, may reduce the market for products using fixed-line telephony. This decrease in demand would reduce our revenues derived from, and unit sales of, our cordless telephony products.

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

We have experienced and will continue to experience a decrease in the average selling prices. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices. As an example, our gross profit for the second quarter of 2005 was 47% and for the second quarter of 2006 was 41%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. Furthermore, as we are a fabless company, global market trends such as “over-

capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the second quarter of 2006. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products in China, Korea, South America and the domestic Japanese market. We anticipate that Hong Kong and the domestic Japanese market will be the geographic drivers of our business in the near future. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets.

Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. In consideration of this, we introduced our new DECT product for the European market in 2004. Sale of DECT products represented approximately 17% of our total revenues for the second quarter of 2006. We anticipate that sales of DECT products to the European market will be the main driver of our business in the near future. However, there are no assurances that we will successfully penetrate the competitive European DECT market or that our DECT products will achieve general market deployment and acceptance.

Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products decreased our gross margin in 2006 as compared to 2005. Also, the development of new products has increased our research and development expenses for which we may not be able to recoup if these products do not achieve general market acceptance.

Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business.

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz, we believe there may be a potential shift in the U.S. market towards DECT products. In 2005, at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), the FCC authorized the use of the DECT frequency band in the U.S. This FCC decision allows companies and households to use the multifunctional DECT technology for various communication needs and may lead to the expansion of the U.S. DECT market (DECT 6.0). However, we can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover, as our DECT chipsets are in the early stages of deployment, we can provide no assurance that our chipsets will be acceptable to our OEM customers. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer. However, there are no assurances that we can successfully develop and market DECT products that are targeted at the DECT 6.0 market.

We are dependent on a small number of OEM customers, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

We sell our products to a limited number of OEM customers through a network of distributors and OEM representatives. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM may purchase from us. For example, it was recently announced that Uniden Corporation, a

Japanese OEM with principal operations in Japan acquired a significant equity stake in SunCorp Technologies Limited, an OEM located in Southeast Asia. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers can have a material adverse effect on our results of operations.

Also, with the shift of manufacturing facilities to Southeast Asia, the mix of potential OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors and any consolidation of the OEM industry will further reduce the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins

There are several emerging market trends that may challenge our ability to continue to grow our business.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2006, 228 of our 302 employees were located in Israel, including 144 out of 203 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, including the current conflict with Lebanon, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues in the second quarter of 2006. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. This will require us to expend greater research and development resources, and may require us to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our cordless telephony products, this effort may not continue to be successful. Also, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition. In case our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

Newly adopted accounting standard that requires companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

Our adoption of the accounting standard SFAS 123(R) as of January 1, 2006 requires us to account for share-based compensation transactions using a fair-value-based method and record as compensation expense in our consolidated statement of income the unvested portion of previously granted awards that remain outstanding as of, and new options granted after, January 1, 2006. The adoption of this new accounting standard has had a significant impact on our results of operations as our reported earnings decreased as a result of including these non-cash equity-based compensation expenses. Furthermore, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses or if we are unable to introduce alternative methods of compensation, our ability to recruit, motivate and retain employees may be impaired, which could put us at a significant disadvantage in the employee marketplace relative to our competitors.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 2006 Annual Meeting of Stockholders on May 24, 2006. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of one Class III director was approved as follows:

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Patrick Tanguy	24,565,594	1,420,887	0	0

Continuing as directors after the meeting are Eliyahu Ayalon, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver and Patrick Tanguy.

Proposal 2: Approval of the 1993 Director Stock Option Plan

Amendment and restatement of the 1993 Director Stock Option Plan to increase the number of shares of common stock authorized thereunder by 250,000 shares was approved with 14,382,979 in favor, 7,908,621 against, 197,053 abstentions and 3,497,828 broker non-votes.

Proposal 3: Approval of the 1993 Employee Stock Purchase Plan

Amendment and restatement of the 1993 Employee Stock Purchase Plan to increase the number of shares of common stock authorized thereunder by 300,000 shares was approved with 17,686,898 in favor, 4,602,574 against, 199,181 abstentions and 3,497,828 broker non-votes.

Proposal 4: Ratification of Appointment of Independent Auditors

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2006 with 24,269,743 in favor, 2,162,744 against, 3,387 abstentions and 0 broker non-votes.

ITEM 6.	EXHIBITS.

Exhibit 10.37	Stock Appreciation Right Agreement by and between the Company and Eliyahu Ayalon (filed as Exhibit 99.1 to the Company’s Current Report on 8-K filed with the Commission on June 5, 2006, and incorporated herein by reference).

Exhibit 10.38	Stock Appreciation Right Agreement by and between the Company and Boaz Edan (filed as Exhibit 99.2 to the Company’s Current Report on 8-K filed with the Commission on June 5, 2006, and incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2006	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)