Form 10-Q
period 2006-09-30
DSP GROUP INC /DE/
filed 2006-11-08
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 1, 2006, there were 29,050,620 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,877	$50,460
Short-term investments	23,253	37,053
Held-to-maturity marketable securities	105,829	71,875
Trade receivables, net	26,525	16,991
Deferred income taxes	1,560	1,227
Other accounts receivable and prepaid expenses	2,723	1,617
Inventories	15,404	12,686

TOTAL CURRENT ASSETS	212,171	191,909

PROPERTY AND EQUIPMENT, NET	13,578	11,704

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	197,887	185,828
Long-term prepaid expenses and lease deposits	710	670
Deferred income taxes	1,638	1,638
Severance pay fund	5,290	4,419
Intangible assets, net	1,480	2,337
Goodwill	1,500	1,500

	208,505	196,392

TOTAL ASSETS	$434,254	$400,005

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,863	$12,753
Accrued compensation and benefits	7,528	10,736
Income taxes payables	11,919	11,511
Accrued expenses and other accounts payable	8,846	11,164

TOTAL CURRENT LIABILITIES	47,156	46,164

ACCRUED SEVERANCE PAY	5,713	4,707

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares: 5,000,000 at September 30, 2006 and December 31, 2005; Issued and outstanding shares: none at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at September 30, 2006 and December 31, 2005; Issued and outstanding: 29,296,591 and 28,596,340 shares at September 30, 2006 and December 31, 2005, respectively	29	29
Additional paid-in capital	212,070	188,539
Treasury stock	(25,037)	(19,447)
Accumulated other comprehensive income	252	45
Retained earnings	194,071	179,968

TOTAL STOCKHOLDERS’ EQUITY	381,385	349,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,254	$400,005

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenues and other	$63,875	$55,614	$176,565	$144,824
Cost of product revenues and other	37,689	29,420	103,676	77,654

Gross profit	26,186	26,194	72,889	67,170
Operating expenses:
Research and development	12,242	10,487	35,553	30,428
Sales and marketing	4,357	3,706	12,233	9,882
General and administrative	2,771	1,904	8,466	5,552

Total operating expenses	19,370	16,097	56,252	45,862

Operating income	6,816	10,097	16,637	21,308
Other income:
Interest and other income, net	3,372	2,565	9,832	7,336
Income before provision for income taxes	10,188	12,662	26,469	28,644
Provision for income taxes	2,136	2,152	5,691	4,879

Net income	$8,052	$10,510	$20,778	$23,765
Net earnings per share:
Basic	$0.28	$0.37	$0.70	$0.84
Diluted	$0.27	$0.35	$0.68	$0.80
Weighted average number of shares used in per share computations of:
Basic	29,279	28,663	29,543	28,368
Diluted	29,748	30,079	30,388	29,801

(*) The above items are inclusive of the following equity-based compensation expenses resulting under SFAS 123(R):

Equity-based compensation expense included in “Cost of product revenues and other”	$126	$—	$335	$—
Equity-based compensation expense included in “Research and development”	1,653	—	4,578	—
Equity-based compensation expense included in “Sales and marketing”	344	—	966	—
Equity-based compensation expense included in “General and administrative”	854	—	2,950	—
Tax benefit resulting from equity-based compensation expense	(126)	—	(335)	—

Total equity-based compensation expense, net of related taxes	$2,851	$—	$8,494	$—

Net equity-based compensation expense, per common share:
Basic	$0.1	$—	$0.29	$—
Diluted	$0.1	$—	$0.28	$—

There was no equity-based compensation expense related to employee stock options and employee stock purchases under
SFAS 123(R) in the third quarter and first nine months of fiscal 2005 as the Company did not adopt the recognition provisions of SFAS 123(R) until January 1, 2006.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$25,073	$15,889
Investing activities:
Purchase of held-to-maturity marketable securities and short term investments	(91,781)	(70,555)
Proceeds from maturity of held-to-maturity marketable securities and short term investments	59,101	60,528
Purchases of property and equipment	(6,336)	(8,897)
Payment for investment in Teleman Multimedia Inc. assets	—	(1,450)

Net cash used in investing activities	(39,016)	(23,374)
Financial activities:		—
Purchase of treasury stock	(31,465)	(8,912)
Issuance of Common Stock and Treasury Stock for cash upon exercise of options by employees	31,825	13,589

Net cash provided by financing activities	360	4,677

(Decrease) Increase in cash and cash equivalents	$(13,583)	$192
Cash and cash equivalents at beginning of period	$50,460	$60,827
Cash and cash equivalents at end of period	$36,877	$61,019

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended September 30, 2006
Balance at June 30, 2006	29,331	$29		$209,093	$(24,519)	$187,902	$347		$372,852
Net income	—	—		—	—	8,052	—	$8,052	8,052
Unrealized gain from hedging activities, net	—	—		—	—	—	(95)	(95)	(95)

Total comprehensive income								$7,957
Purchase of Treasury Stock	(271)	(	*	—	(6,492)	—	—		(6,492)
Equity Based Compensation	—	—		2,977	—	—	—		2,977
Issuance of Treasury Stock upon Purchase of ESPP shares	40	(	*	—	1,014	(266)	—		748
Issuance of Treasury Stock upon exercise of stock options by employees	197	(	*	—	4,960	(1,617)	—		3,343

Balance at September 30, 2006	29,297	$29		$212,070	$(25,037)	$194,071	$252		$381,385

Three Months Ended September 30, 2005
Balance at June 30, 2005	28,382	$28		$187,569	$(21,195)	$169,029	$(67)		$335,364
Net income	—	—		—	—	10,510	—	$10,510	10,510
Realized gain from hedging activities, net	—	—		—	—	—	47	47	47

Total comprehensive income								$10,557
Issuance of Treasury upon purchase of ESPP shares	42	(	*	—	843	(62)	—		781

purchase of Treasury Stock	(385)	(	*	—	(9,521)	—	—		(9,521)

Issuance of Treasury Stock upon exercise of stock options by employees	459	(	*	73	9,244	(2,480)	—		6,837

Balance at September 30, 2005	28,498	$28		$187,642	$(20,629)	$176,997	$(20)		$344,018

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Nine Months Ended September 30, 2006
Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$179,968	$45		$349,134
Net income	—	—		—	—	20,778		$20,778	20,778
Unrealized gain from hedging activities, net	—	—		—	—	—	207	207	207

Total comprehensive income								$20,985
Purchase of Treasury Stock	(1,247)	(1)		—	(31,465)	—	—		(31,466)
Issuance of Common Stock upon exercise of options employees	852	(	*	14,499	—	—	—		14,499
Equity Based Compensation				8,829					8,829
Issuance of Treasury Stock upon purchase of ESPP shares	80	(	*	—	1,939	(437)	—		1,502
Issuance of Treasury Stock upon exercise of stock options by employees	1,016	1		203	23,936	(6,238)	—		17,902

Balance at September 30, 2006	29,297	$29		$212,070	$(25,037)	$194,071	$252		$381,385

Nine Months Ended September 30, 2005
Balance at December 31, 2004	27,954	$28		$187,471	$(29,797)	$157,723	$65		$315,490
Net income	—	—		—	—	23,765	—	$23,765	23,765
Realized loss from hedging activities, net	—	—		—	—	—	(85)	(85)	85

Total comprehensive income								$23,680
Issuance of Treasury Stock upon purchase of ESPP shares	74	(	*	—	1,493	(110)	—		1,383
Purchase of Treasury stock	(385)	(	*	—	(9,521)	—			(9,521)
Issuance of Treasury Stock upon exercise of stock options by employees	855	(	*	171	17,196	(4,381)			12,986

Balance at September 30, 2005	28,498	$28		$187,642	$(20,629)	$176,997	$(20)		$344,018

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2005.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $2,977 and $8,829, respectively, which consisted of equity-based compensation expense related to employee stock options and employee stock purchase plans. There was no equity-based compensation expense related to employee stock options and employee stock purchases recognized during the three and the nine months ended September 30, 2005. See Note I for additional information.

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no equity-based compensation expense was recognized in the Company’s Consolidated Statement of Income for the year ended December 31, 2005, nor in the nine-month period ended September 30, 2005, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock on the date of grant.

Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest during the period. Equity-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2006 included compensation expense for equity-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the equity-based payment awards granted subsequent to January 1, 2006 based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the third quarter and first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company also changed its method of valuation for equity-based awards granted beginning in fiscal 2006 to a lattice-binomial option-pricing model (“lattice-binomial model”) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. The binominal models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. For additional information, see Note I. The Company’s determination of fair value of equity-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Work-in-process	$4,689	$7,145
Finished goods	10,715	5,541

	$15,404	$12,686

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net earnings per share further include the effect of dilutive stock options outstanding during the period, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	Unaudited
Net income	$8,052	$10,510	$20,778	$23,765
Earnings per share:
Basic	$0.28	$0.37	$0.70	$0.84
Diluted	$0.27	$0.35	$0.68	$0.80
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	29,279	28,663	29,543	28,368
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	469	1,416	845	1,433

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	29,748	30,079	30,388	29,801

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at September 30, 2006 and December 31, 2005:

	Amortized cost		Unrealized losses, net		Estimated fair value
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
US government obligations and political subdivisions	$192,368	$164,257	$(2,620)	$(3,596)	$189,748	$160,661
Corporate obligations	111,348	93,446	(873)	(1,416)	110,475	92,030

	$303,716	$257,703	$(3,493)	$(5,012)	$300,223	$252,691

The amortized cost of held-to-maturity debt securities at September 30, 2006, by contractual maturities, are shown below:

	Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$105,829	$—	$(828)	$105,001
Due after one year to five years	197,887	—	(2,665)	195,222

	$303,716	$—	$(3,493)	$300,223

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were caused mainly by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the held-to-maturity marketable securities were not considered to be other than temporarily impaired at September 30, 2006.

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three and nine months ended September 30, 2006 included the tax benefit associated with equity-based compensation expenses in the amount of $126 and $335, respectively. Tax provision as a percentage of pre-tax income was 21% and 22% for the three and nine months ended September 30, 2006, which included the tax benefit and expenses related to equity-based compensation. Tax provision as a percentage of pre-tax income was 17% for the three and nine months ended September 30, 2005.

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

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 70% and 75% of the Company’s total revenues for the three months ended September 30, 2006 and 2005, respectively. Additionally, Tomen Electronics accounted for 68% and 76% of the Company’s total revenues for the nine months ended September 30, 2006 and 2005, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

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

As of September 30, 2006 and December 31, 2005, the Company had comprehensive income of $252 and $45, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2006. Such amounts will be recorded into earnings in the last quarter of 2006.

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R). SFAS 123(R) establishes accounting for stock based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied APB 25 and related Interpretations and provided the required pro forma disclosures of SFAS 123. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). Upon adoption of SFAS 123(R), the Company also changed its method of valuation for share-based awards granted beginning in fiscal 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used to present the Company’s pro forma information required under SFAS 123. For options granted prior to 2006, the Company did not change its valuation method. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

Grants for Three and the nine Months Ended September 30, 2006:

The weighted-average estimated fair value of employee stock options and Share Appreciation Rights (“SAR”) granted during the three and the nine months ended September 30, 2006 was $8.58 and $9.35, respectively, per share using the binomial model with the following weighted-average assumptions (annualized percentages):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Volatility	43.86%	37.53%
Risk-free interest rate	5.24%	4.79%
Dividend yield	0%	0%
Post vesting forfeiture rate	0.86%	0.95%
Pre vesting forfeiture rate	14.34%	8.91%
Suboptimal exercise factor	1.67	1.65

The Company used its historical volatility and its implied volatility for calculating volatility in accordance with SFAS 123(R). The computation of volatility uses a combination of historical volatility and implied volatility derived from the company’s exchange traded options with similar characteristics. As a result of the above-mentioned calculations the weighted-average volatility used for the three and nine months ended September 30, 2006 was 43.86% and 37.53%, respectively.

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options. Weighted average interest rate used for the three and nine months ended September 30, 2006 was 5.24% and 4.79%, respectively.

The Company is required to assume a dividend yield as an input in the binomial model. The dividend yield assumption is based on the Company’s historical and expectation of future dividend payouts and may be subject to substantial change in the future. The dividend yield used for the three and nine months ended September 30, 2006 was 0%.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e. the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the three and the nine months ended September 30, 2006 derived from the binomial model was 4.56 and 4.60 years, respectively.

Employee Stock Benefit Plans

At September 30, 2006, the Company had five stock option plans and one employee stock purchase plan.

The Company’s aggregate compensation cost for the three and nine months ended September 30, 2006 totaled $2,977 and $8,829, respectively. Total income tax benefit recognized in the income statement for the three and nine months ended September 30, 2006 was $126 and $335, respectively, for the Company’s equity-based compensation arrangements.

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

The following is a description of the Company’s plans:

1993 Director stock option plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (“Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,380,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (“First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months. Options granted under the Directors Plan generally have a term of 10 years. One third of the shares are exercisable after the first year and thereafter one-third at the end of each twelve-month period. As of September 30 2006, 383,272 shares of common stock remain available for grant under the Directors Plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan expires in 2008 and currently provides for the purchase of up to 5,062,881 shares of common stock. As for September 30 2006, 83,180 shares of common stock left available for grant that plan under that plan.

Options granted under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors. Options granted under the 1998 Plan expire up to seven years after the date of grant.

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011, unless it is terminated by the Board of Directors prior to that date. 1,526,314 shares of common stock are were approved for issuance under the 2001 Plan. As for September 30, 2006 174,421 shares of common stock left available for grant under that plan.

Options granted under the 2001 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options granted under the 2001 Plan expire up to seven years after the date of grant.

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months following the year in which the options were granted or the options are vested based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to three percent of the number of shares of common stock outstanding as of such date or a less number of shares determined by the Company’s Board of Directors. 4,499,930 shares of common stock were reserved for issuance under the 2003 Plan. As for September 30, 2006, 501,435 shares of common stock left available for grant under that plan.

Options granted under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Board of Directors. Options granted under the 2003 Plan expire up to seven years after the date of grant.

During 2006 the company granted to its employees and executives a new equity based award instrument - a net share settled Share Appreciation Right (SAR) capped with a ceiling (“SAR” or “Capped SAR”). The SAR unit gives right to stock appreciation over a pre-set price during a specified period of time. When the unit is exercised, the appreciation amount is paid by the issuance of shares. The ceiling limits the maximum income for each SAR unit.

Options Granted to New Employees

In order to induce former Bermai, Inc. employees to join the Company in connection with the Company’s acquisition of certain Wi-Fi asset of Bermai, such employees were granted employment inducement stock options to purchase a total of 239,000 shares of common Stock. These option grants have an exercise price of $22.67 per share and vest over a period of four years.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 employee stock purchase plan (the “ESPP”). The Company reserved an aggregate of 1,000,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may use up to 10% of their salaries to purchase stock at 85% of the fair market value of the common stock on specified dates via payroll deductions. As for September 30 2006, 286,000 shares of common stock left available for grant under that plan.

The fair value of stock purchase rights granted under the Company’s ESPP is estimated on the date of grant using the Black-Scholes model. Volatility is based on the volatility of the Company’s stock during the accrual period. The Company uses historical data to estimate expected holding period and the U.S. Treasury yield for the risk-free interest rate for the contractual period.

Summary of stock option and SAR units’ transactions for all stock option plans:

	Number of Shares/Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding at Jul 1, 2006	7,363,444	$24.56
Options granted	4,000	$24.96
SAR units granted (**)	95,500	$24.01
Options / SAR units cancelled/forfeited/expired	265,553	$25.12
Options exercised	196,504	$17.01
Outstanding at September 30, 2006	7,000,887	$24.74	4.25	$8,325
Exercisable at September 30, 2006	3,740,928	$24.12	2.76	$7,090

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of September 29, 2006 ($22.85 per share).

(**)	Capped SAR units: according to the terms of the capped SAR, the maximum conversion ratio of units is 50% share per unit exercised.

Net stock options, after forfeitures and cancellations, granted during the three months ended September 30, 2006 and 2005 represented -0.6% and 2.7%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Net stock options, after forfeitures and cancellations granted during the three months ended September 30, 2006 and September 30, 2005 represented -0.6% and 2.7% of outstanding shares as of the end of each fiscal quarter, respectively.

As of September 30, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $14,031, which is expected to be recognized over a period of up to 4 years. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 was $1,377. The Company recorded cash received from the exercise of stock options of $3,343 (including $575 to be received in Oct 2006 for the end of September stock option exercise) and related tax benefits of $126 during the three months ended September 30, 2006. Additional information about stock options outstanding at September 30, 2006 with exercise prices less than or above $22.85 per share that is, the closing price at September 30, 2006, is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares/Units	Weighted Average Exercise Price	Number of Shares/Units	Weighted Average Exercise Price	Number of Shares/Units	Weighted Average Exercise Price
Less than $22.85	1,272,803	$17.28	520,599	$20.48	1,793,402	$18.21
Above $22.85	2,468,125	$27.64	2,739,360	$26.41	5,207,485	$26.99
Total	3,740,928	$24.12	3,259,959	$25.46	7,000,887	$24.74

As equity-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the third quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 14.34% in the third quarter of fiscal 2006 based on historical experience (post-vesting forfeitures rate was 0.86% and is included in the valuation above). Pre-vesting forfeitures were estimated to be approximately 8.91% in the nine months ended September 30, 2006 based on historical experience (post-vesting forfeitures rate was 0.95% and is included in the valuation above).

Total estimated equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended September 30, 2006, was comprised as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$126	$335
Research and development	$1,653	$4,578
Selling and Marketing	$344	$966
General and Administrative	$854	$2,950
Total equity-based compensation expense before taxes	$2,977	$8,829
Related income tax benefits	(126)	(335)
Equity-based compensation expense, net of taxes	$2,851	$8,494
Net equity-based compensation expense, per common share:
Basic	$0.1	$0.29
Diluted	$0.1	$0.28

The Company recorded $88 in equity-based compensation expense during the three months ended September 30, 2006, related to share-based awards granted during the third quarter 2006.

Pro Forma Information under SFAS 123(R) for Periods Prior to Fiscal 2006:

As required under SFAS 123(R), the reported net income and earnings per share for the three and nine months ended September 30, 2005 are presented below to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income - as reported	$10,510	$23,765
Deduction: total equity-based employee compensation expense determined under the fair value method, net of tax	$2,907	$7,746
Net income - pro forma	$7,603	$16,019
Basic earnings per share –as reported	$0.37	$0.84
Basic earnings per share -pro forma	$0.27	$0.56
Diluted earnings per share - as reported	$0.35	$0.80
Diluted earnings per share -pro forma	$0.25	$0.54

The pro forma effects of estimated equity-based compensation expense on net income and earnings per share for the three and nine months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Volatility	36%	36%
Risk-free interest rate	3.87%	3.90%
Dividend yield	0%	0%
Expected life (years)	2.9	2.9

NOTE J—SHARE REPURCHASE

During the third quarter of 2006, the Company repurchased 271,000 shares of Common Stock at an average purchase price of $23.96 per share, for a total consideration of $6,492.

NOTE K—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company is currently evaluating the impact of the adoption of FIN 48 and has not yet determined what impact, if any, it will have on the Company’s financial statements.

NOTE L—SUBSEQUENT EVENTS

After completion of the third quarter of 2006, the Company repurchased 632,000 shares of Common Stock at an average purchase price of $21.72 per share, for a total consideration of $13,729.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our belief that our DECT products will be the main driver of our growth in 2006 and 2007.

•	Our belief that sales of our 2.4GHz, 5.8GHz and DECT products and continued penetration of new markets, such as the Japanese domestic market, will drive our growth in 2006.

•	Our belief that our DECT products and our products for home communication, including VoIP products, will contribute to our revenue growth in 2007;

•	Our belief that the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets;

•	Our belief that our 5.8GHz products and to a lesser extent our 2.4GHz products will continue to generate a significant percentage of our revenues for 2006 and in future periods;

•	Our belief that sales to our customers in Hong Kong may increase in absolute dollars and as a percentage of total revenues in future periods;

•	Our belief that our research and development expenses in absolute dollars may increase in the last quarter of 2006 and in 2007; and

•	Our belief that our current cash, cash equivalents, cash deposits and marketable securities, and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the residential wireless telecommunication market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is digital cordless telephony with sales of our DECT, 2.4GHz and 5.8GHz chipsets representing approximately 81% of our total revenues for the third quarter and the first nine months of 2006; and 81% and 79% of our total revenues for the third quarter and first nine months of 2005, respectively.

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

However, in recognition of the need to penetrate new markets and introduce new products to further expand our business, we decided to penetrate the DECT market, introducing our first DECT products for the European market in late 2004. Revenues derived from the sale of DECT products represented 19% of our revenues for the third quarter of 2006 and sales of DECT represent the main driver of our growth in sales as compared to the same period in 2005. Our future growth is also dependent on our success in expanding our presence in the European DECT market and the general market deployment and acceptance of our DECT products as these products are expected to be the main driver of our growth in 2006 and 2007.

However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Also, since our products are incorporated into end products of original equipment manufacturer (OEM) customers, our business is very dependent on their ability to introduce products that achieve market acceptance in consumer electronic markets, which are equally competitive. As an example, during the third quarter of 2006 we received updated forecast from one of our large OEM customers indicating a significant reduction in its sales for the fourth quarter of 2006 resulting from its inability to maintain its historical market share of the customer base.

Moreover, we must continue to monitor and control our operating costs and our gross margins in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may increase our raw material and production costs and thus decrease our gross margins. Also, future increases in the pricing of silicon wafers and assembly or testing costs may affect our ability to implement cost reductions and may decrease our gross profit in future periods. Moreover, we are currently witnessing a move of manufacturing activities from large system suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that could also adversely affect our business.

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of cordless telephony products, which are currently our primary focus. Our business may also be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. Another factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as the Federal Communications Commission (FCC) has authorized the use of the DECT frequency band in the U.S. (DECT 6.0). The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this market may have a material adverse effect on our profits and results of operations.

We are taking several steps to address the new challenges and market trends. First, we are introducing new features into our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. The new features include a cellular cradle to extend the cellular coverage throughout the residence by turning the cellular phone into an extra line of the cordless system; a universal serial bus (USB) dongle to connect the residential handsets to the public network using Internet protocol through personal computers; and other pioneer features such as polyphonic ringer. We believe that these pioneer solutions could allow us to provide the desired flexibility for residential users. We are also preparing for the deployment of broadband services to the residence, a current trend in our market. We are currently engaged in two projects in which we are working with customers designing cordless phones that incorporate VoIP chipsets. We cannot provide any assurances, however, that these new features and our two projects relating to VoIP chipsets will achieve market acceptance, allow us to maintain our market share or provide for our future growth.

We believe our current products, including DECT, 2.4GHz and 5.8GHz products, and our continued penetration of new markets, such as the Japanese domestic market will drive our growth in 2006. We believe that our DECT products and our products for home communication, including VoIP products, will contribute to our revenue growth in 2007. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai to develop and offer products for home communication in future years. We believe the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets.

However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Beginning in fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) on a modified prospective basis, including equity-based compensation expense related to employee stock options and employee stock purchases. Total equity-based compensation expenses amounted to $3.0 million and $8.8 million for the third quarter and the first nine months of 2006, respectively. As we are using the modified prospective transition method, our prior period financial statements have not been restated to reflect the impact of SFAS 123(R); therefore equity-based compensation expenses are not included in our results of operations for the third quarter and the first nine month of 2005. This difference should be noted when comparing our results of operations for these periods.

Total Revenues. Our total revenues were $63.9 million for the third quarter of 2006 as compared to $55.6 million for the same period in 2005. Our revenues were $176.6 million in the first 9 months of 2006 as compared to $144.8 million for the same period in 2005. This increase of 15% and 22% for the three and nine months ended September 30, 2006, respectively, as compared to the same period in 2005, was primarily as a result of strong demand for our DECT and 5.8GHz products. Sales of DECT products were $11.9 million and $29.6 million for the third quarter and first nine months of 2006, respectively, representing 19% and 17% of total revenues, respectively. Sales of DECT product for the third quarter and first nine months of 2005 were $3.6 million and $6.8 million, respectively, representing 6% and 5% of total revenues, respectively. Sales of 5.8GHz products for the third quarter of 2006 and 2005 were $18.4 million and $18.3 million, respectively, representing approximately 29% and 33% of our total revenues, respectively, an increase of 1% in absolute dollars when comparing sales for the third quarter of 2006 to sales for the third quarter of 2005. Sales of

5.8GHz products for the first three quarters of 2006 and 2005 were $58.8 million and $46.7 million, respectively, representing approximately 33% and 32% of our total revenues, respectively, an increase of 26% in absolute dollars when comparing sales for the first three quarters of 2006 to the first three quarters of 2005. The above mentioned increases were partially offset by a decrease in sales of our 2.4GHz chipsets. Revenues from 2.4GHz products for the third quarter of 2006 and 2005 were $21.7 million and $23.3 million, respectively, representing approximately 34% and 42% of our total revenues, respectively, a decrease of 7% in absolute dollars when comparing sales for the third quarter of 2006 to sales for the third quarter of 2005. Revenues from 2.4GHz products for the first three quarters of 2006 and 2005 were $54.7 million and $60.5 million, respectively, representing approximately 31% and 42% of our total revenues, respectively, a decrease of 10% in absolute dollars when comparing sales for the first three quarters of 2006 to the first three quarters of 2005. We cannot provide any assurances that the expected continued decline in sales of our 2.4GHz products will be compensated with a corresponding increase in sales of 5.8GHz and DECT products in future periods.

As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products during the first three quarters of 2006. However, the impact of the decline in average selling prices of our products was offset by an increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold.

Sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% and 99% of our total revenues for the first three quarters of 2006 and 2005, respectively. All sales are denominated in U.S. dollars. The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	$94	$126	$541	$879
Japan	44,503	41,557	119,678	110,447
Europe	135	125	934	723
Hong-Kong	16,751	11,201	47,095	24,912
Other	2,392	2,605	8,317	7,863

Total revenues	$63,875	$55,614	$176,565	$144,824

Sales to our customers in Hong Kong increased in the third quarter and the first nine months of 2006 as compared to the same periods in 2005 and may continue to increase in future periods in absolute dollars and as a percentage of total revenues. This increase was a result of our penetration of new markets and the expansion of our product lines, specifically our new DECT products, which are sold to original design manufacturers (ODMs) located mainly in Hong Kong. The increase in our sales to Japan resulted partially from the increase in our sales to the Japanese domestic market in 2006 as compared to 2005.

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

Significant Customers. Revenues through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 70% and 75% of our total revenues for the three months ended September 30, 2006 and 2005, respectively. Additionally, Tomen Electronics accounted for 68% and 76% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. The decrease in 2006 as compared to 2005 was primarily due to increased sales to customers in Hong Kong.

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

Significant Products. Revenues from our 5.8GHz and 2.4GHz digital products represented 33% and 31%, respectively, of total revenues for the first three quarters of 2006. We believe that sales of 5.8GHz digital products and to a lesser extent 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2006 and in future periods as we are seeing a continued decline in sales for some of our older products. In addition, we witnessed an increase in sales of multi-hand-set products, in comparison to a decrease in sales of single-hand-set products. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. Revenues from our DECT products represented 19% and 17% of revenues for the third quarter and first nine months of 2006, respectively, and represent the main driver of our growth in 2006. We believe that in order to maintain our growth, we will need to continue increasing our market share in the DECT market and to expand our product lines by developing a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market.

Gross Profit. Gross profit as a percentage of revenues was 41% for the third quarter of 2006 and 47% for the third quarter of 2005. Gross profit as a percentage of revenues was 41% for the first nine months of 2006 and 46% for the first nine months of 2005. The decrease in our gross profit for the third quarter and the first nine months of 2006 as compared to the same periods in 2005 was primarily due to (i) increased cost of goods expenses, mainly due to increased assembly and testing costs, (ii) the continued decline in the average selling prices of our products, and (iii) the fact that our chipsets for the DECT market are currently incorporated into high volume basic DECT products that generate lower gross margins. The increased assembly and testing expenses and the continued decline in the average selling prices of our products in the aggregate represented approximately 70% and 65% of the reduction in gross profit for the three and nine months ended September 30, 2006, respectively. Sales of lower margin DECT products represented approximately 30% and 35%, of the reduction in gross profit for the three and nine months ended September 30, 2006, respectively. The decrease in both comparable periods in 2006 was also attributed to expenses related to equity-based compensation resulting from the adoption of SFAS 123(R) on January 1, 2006. Equity-based compensation expenses included in cost of goods amounted to $0.1 million and $0.3 million for the third quarter and the first nine months of 2006, respectively.

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

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Moreover, penetration of new competitive markets, such as the European DECT market, could require us to reduce the sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products decreased our gross margin for the third quarter and the first nine months of 2006 as compared to the same periods in 2005. As a result, our past gross profit figures should not be relied upon as an indication of future performance.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $12.2 million for the third quarter of 2006 from $10.5 million for the third quarter of 2005. Research and development expenses increased to $35.6 million for the first nine months of 2006 from $30.4 million for the first nine months of 2005. The increase for the third quarter and the first nine months of 2006 was primarily attributed to expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $1.7 million and $4.6 million for the third quarter and the first nine months of 2006, respectively. The increase in research and development expenses also was a result of an increase in tape out expenses for the first nine months of 2006 as compared to the same period in 2005.

Our research and development expenses as a percentage of total revenues were 19% for the three months ended September 30, 2006 and 2005, and 20% and 21% for the nine months ended September 30, 2006 and 2005, respectively. This slight decrease in research and development expenses as a percentage of total revenues was due to the increase in total revenues offset by an increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars may increase in the last quarter of 2006 and in 2007.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $4.4 million and $3.7 million for the third quarter of 2006 and 2005, respectively. For the nine months ended September 30, 2006, sales and marketing expenses were $12.2 million as compared to $9.9 million for the same period in 2005. This increase was attributed mainly to higher levels of salary and labor expenses, mainly due to a greater number of application support employees and contractors. The increase also was a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $0.3 million and $1 million for the three and nine months ended September 30, 2006, respectively.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three and nine months ended September 30, 2006 and 2005.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.8 million for the three months ended September 30, 2006, as compared to $1.9 million for the three months ended September 30, 2005. For the first nine months of 2006, general and administrative expenses were $8.5 million as compared to $5.6 million for the same period in 2005. The increase was attributed mainly to equity-based compensation expenses related to the adoption of SFAS 123(R) that amounted to $0.9 million and $3 million for the third quarter and first nine months of 2006, respectively.

General and administrative expenses as percentage of total revenues were 4% and 3% for the third quarter of 2006 and 2005, respectively. General and administrative expenses as percentage of total revenues were 5% and 4% for the first nine months of 2006 and 2005, respectively. The increase in general and administrative expenses as a percentage of total revenues for both comparable periods was a result of the increase in absolute dollar amount of general and administrative expenses mainly due to the adoption of SFAS 123(R).

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended September 30, 2006 increased to $3.4 million from $2.6 million for the three months ended September 30, 2005 and increased to $9.8 million for the nine months ended September 30, 2006 from $7.3 million for the nine months ended September 30, 2005. The increase was due to an increase in the levels of cash, cash equivalents and marketable securities and overall higher market interest rates during the three and the nine months ended September 30, 2006, as compared to the same periods in 2005. Our total cash, cash equivalents and marketable securities were $363.8 million as of September 30, 2006, compared to $339.6 million as of September 30, 2005.

Provision for Income Taxes. Our tax provision for the third quarter and first nine months of 2006 was $2.1 million and $5.7 million, respectively. Our tax provision for the third quarter and first nine months of 2005 was $2.2 million and $4.9 million, respectively. The provision for income taxes as a percentage of income before taxes was 21% and 17% for the three months ended September 30, 2006 and 2005, respectively. The provision for income taxes as a percentage of income before taxes was 22% and 17% for the nine months ended September 30, 2006 and 2005, respectively. The increase in provision for income taxes as a percentage of pretax income in both periods was a result of expenses related to SFAS 123(R) that are not deductible for taxes. Tax benefit related to the expensing of equity-based compensation amounted to $0.1 million and $0.3 million for the third quarter and first nine months of 2006, respectively.

In 2006 and 2005 we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to nine separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional nine or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2017.

Equity-Based Compensation Expense. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values. Equity-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $3 million and $8.8 million, respectively. There was no equity-based compensation expense related to employee stock options and employee stock purchases recognized during the three and the nine months ended September 30, 2005. Upon adoption of SFAS 123(R), we also changed our method of valuation for equity-based awards granted beginning in fiscal 2006 to a exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for our presentation of pro forma information required under SFAS 123. The use of EMLM model requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and exercise behavior. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the EMLM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note I to the Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $25.1 million and $15.9 for the first nine months of 2006 and 2005, respectively. The increase in net cash provided by operating activities in the first nine months of 2006 as compared to the same period in 2005 resulted mainly from the increase in net income and from the payment of capital gains tax for the sale of AudioCodes shares in the first quarter of 2005 (in respect to the sale of these shares in 2004). Net income for the first nine months of 2006 included the non-cash net effect of equity-based compensation expenses of $8.8 million and the related tax benefit of $0.3 million.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2006, we purchased $91.8 million of investments classified as held-to-maturity marketable securities and short term investments, as compared to $70.6 million during the first nine months of 2005. During the same periods, $59.1 million and $60.5 million, respectively, of investments classified as held-to-maturity marketable securities and short term investments matured.

Our capital equipment purchases for the first nine months of 2006, consisting primarily of research and development software tools, computers and testing equipments, totaled $6.3 million, as compared to $8.9 million for the first nine months of 2005.

As part of our acquisition of Teleman’s assets for an aggregate consideration of $5.25 million in cash, including transaction costs of approximately $0.25 million, we paid $2.1 million during 2003, as well as $1.45 million during 2005 and 2004.

Financing Activities. During the first nine months of 2006, we received $31.8 million upon the exercise of employee stock options, as compared to $13.6 million during the first nine months of 2005. We cannot predict cash flows from option exercises for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares. During the third quarter of 2006, we repurchased 271,000 shares of common stock at an average price of $23.96 per share, representing a total repurchase of $6.5 million. During the first nine months of 2006, we repurchased 1,247,400 shares of Common Stock at an average purchase price of $25.23 per share, for a total consideration of $31.5 million. An aggregate of 1,766,556 shares of our common stock remain authorized for repurchase as of September 30, 2006.

After completion of the third quarter of 2006, we repurchased 632,000 shares of common stock at an average purchase price of $21.72 per share, for a total consideration of $13.7 million.

At September 30, 2006, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $36.9 million, short term investments of $23.3 million and marketable securities of approximately $303.7 million. Market value of marketable securities as of September 30, 2006 was $300.2 million.

Our working capital at September 30, 2006 was approximately $165 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses for the remainder of 2006. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2006 we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to Condensed Consolidated Financial Statement for the period ended September 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to repurchases of our common stock during the three months ended September 30, 2006, in open market purchases.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2006 to July 31, 2006)	—	—	—	2,037,556
Month #2 (August 1, 2006 to August 31, 2006)	271,000	$23.96	271,000	1,766,556
Month #3 (September 1, 2006 to September 30, 2006)	—	—	—	1,766,556

TOTAL	271,000	$23.96	271,000	1,766,556	(2)

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

(2) The number represents the number of shares of our common stock that remained available for repurchase pursuant to our Board’s authorizations as of September 30, 2006.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than (1) changes to the Risk Factor below entitled “Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products”; and (2) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market”.

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 70% and 75% of our total revenues for the three months ended September 30, 2006 and 2005, respectively. Additionally, Tomen Electronics accounted for 68% and 76% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win,” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-win. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations. As an example, during the third quarter of 2006 we received updated forecast from one of our large OEM customers indicating a significant reduction in its sales for the fourth quarter of 2006 resulting from its inability to maintain its historical market share of the customer base.

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive telephony market.

Sales of our digital cordless telephony products comprise majority of our total revenues for the first nine months of 2006. Specifically, sales of our 2.4GHz and 5.8GHz products comprised 34% and 29%, respectively, of our total revenues for the third quarter of 2006. We expect that our 2.4GHz and 5.8GHz products will continue to account for a substantial portion of our revenues for the remainder of 2006. As a result, any adverse change in the digital cordless telephony market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The cordless telephony market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Moreover, in recent years we benefited from the shift from analog based to digital based systems. The erosion of this trend or alternatively a reverse shift from digital to analog based systems could also materially adversely effect our revenues.

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

We have experienced and will continue to experience a decrease in the average selling prices. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices. As an example, our gross profit for the third quarter of 2005 was 47% and for the third quarter of 2006 was 41%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. Furthermore, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, sales, primarily consisting of IDT speech processors shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the third quarter of 2006. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. In consideration of this, we introduced our new DECT product for the European market in 2004. Sale of DECT products represented approximately 19% of our total revenues for the third quarter of 2006. We anticipate that sales of DECT products to the European market will be the main driver of our business in the near future. However, there are no assurances that we will successfully penetrate the competitive European DECT market or that our DECT products will achieve general market deployment and acceptance.

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

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz, we believe there may be a potential shift in the U.S. market towards DECT products. In 2005, at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), the FCC authorized the use of the DECT frequency band in the U.S. This FCC decision allows companies and households to use the multifunctional DECT technology for various communication needs and may lead to the expansion of the U.S. DECT market (DECT 6.0). However, we can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover, we can provide no assurance that our DECT chipsets will be acceptable to our OEM customers. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer. However, there are no assurances that we can successfully develop and market DECT products that are targeted at the DECT 6.0 market.

We are dependent on a small number of OEM customers, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

We sell our products to a limited number of OEM customers through a network of distributors and OEM representatives. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM may purchase from us. For example, Uniden Corporation, a Japanese OEM with principal operations in Japan acquired a significant equity stake in SunCorp Technologies Limited, an OEM located in Southeast Asia. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers can have a material adverse effect on our results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2006, 236 of our 314 employees were located in Israel, including 148 out of 209 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, including the current conflict with Lebanon, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues in the third quarter of 2006. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

DSP GROUP, INC. (Registrant)

Date: November 8, 2006	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)