Form 10-K
period 2006-12-31
DSP GROUP INC /DE/
filed 2007-03-16
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2006 as reported on the NASDAQ Global Market, was approximately $512,733,778. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, the Registrant had outstanding 28,464,691 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2006 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

i

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our expectation that our 2.4GHz, 5.8GHz and DECT products will continue to generate a significant portion of our revenue for 2007;

•	Our expectation that products for home communication, including Wi-Fi products, will start to contribute to our growth in 2008 and beyond;

•	Our belief that we are prepared to meet the challenges of the evolving market by our ability to integrate voice, data and video technologies;

•	Our belief that our pioneer solutions could allow us to provide the desired flexibility for residential users;

•	Our belief that our DECT products and VoIP products will contribute to our revenue growth in 2007;

•

Our expectation that the trend of increased sales of 5.8GHz and DECT products versus decreased sales of 2.4GHz products, in both absolute dollars and as a percentage of revenues, will continue throughout 2007;

•

Our expectation that international sales will continue to account for a significant portion of our net product sales for the foreseeable future and that sales to customers in new geographic areas, particularly Japan, to increase in the future;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our belief that our gross profit for 2007 will be in the range of 38% to 42%;

•	Our belief that relations with our employees are good;

•	Our expectation that the VoIP project that was recently announced by Panasonic is expected to begin shipments in the second half of 2007;

•	Our expectation that research and development costs will increase in absolute dollars in 2007; and

•	Our anticipation that our available cash and cash equivalents at December 31, 2006 should be sufficient to finance our operations for both the short and long term.

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

In response to the growing trend towards wireless residential connectivity in the past few years, we have developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed technologies, including Direct Sequence Spread Spectrum (DSSS) and Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal-Oxide Semiconductor (CMOS), gallium arsenide (GaAs) technology and silicon germanium (SiGe) radio frequency (RF) chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) Band, DECT (1.9GHz) and Bluetooth (2.4GHz).

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

Also in 2003, to gain entry into the European market and increase our leadership position in Asia, we developed the DE56000 chipset family, a universal chipset for the DECT (1.9GHz) market, as well as the U.S. 2.4GHz and 5.8GHz markets. This dual modem device supports low power consumption applications and has Universal Serial Bus (USB) connectivity. The chipset includes a new CMOS DECT RF with external power amplifier device to enable fast time to market.

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

During 2006 we introduced to the market our short wave (SW) radio technology in the 5.8GHz radio chip. The new product achieves improved sensitivity. We have used the technology to introduce a DECT solution covering 1.7-1.9GHz bands, with superior channel capacity for voice and data.

During October 2004, we acquired substantially all of the assets of Bermai Inc., a U.S. corporation. Bermai developed an advanced Wi-Fi technology, including MAC and RF devices based on the 802.11 protocol, which is optimized for quality of service for video streaming applications. The incorporation of this acquired Wi-Fi technology into our existing technology will enable us to develop low power, cost optimized solutions for residential voice, video and data communication over broadband. We are now in the process of developing a Wi-Fi chipset and multimedia processor—a chipset that is targeted for voice, video and data communication over the Wi-Fi channel to enable products that improves the quality of video wireless communication in the residence. We believe the successful development of this chipset may increase our market share in IP phones that combine the Wi-Fi communication channel in the same system that connects to a broadband connection feeding VoIP. During 2006, we continued the Wi-Fi product development, and demonstrated audio streaming, and Internet radio over a Wi-Fi connection.

We also announced in 2004 the development of an Internet Protocol (IP) cordless phone that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities. In addition, we started the development of a new feature that is anticipated to enable connectivity of cellular phones to residential fixed-line phones.

During 2005, we developed motion JPEG cordless application for slow motion monitoring applications, such as door phone, security and baby monitoring, as well as USB Dongle connectivity to a variety of PC instant messaging applications, such as Skype, MSN and GoogleTalk. All these applications, together with cellular connectivity, were incorporated into end products of our customers and these products entered into the market in 2006.

Sales of our 5.8GHz products generated 31% of our revenues for both 2006 and 2005 and 19% for 2004. Sales of our 2.4GHz products generated 31%, 42% and 56% of our revenues for 2006, 2005 and 2004, respectively. We expect these products will continue to generate a significant portion of our revenue for 2007. We started deliveries of DECT products at the end of 2004. In 2006 DECT generated 18% of our sales versus 6% in 2005, and we expect that these products will continue to generate significant growth for our business in 2007. We further anticipate that products for home communication, including Wi-Fi products, will start contributing to our growth in 2008 and beyond.

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

Products Targeted for Digital Cordless Telephony

To capitalize on the trend of conversion of analog telephony to digital cordless telephony, we developed a narrow-band chipset family and EDCT (Enhanced Digital Cordless Telephone) chipset family. Both chipsets integrate the TeakLiteDSPcore® into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility for products incorporating these chipsets range from a basic cordless phone with Caller ID to a fully featured solution that includes the integration of CID type I & II, multi-party hands-free True Full Duplex Speakerphone®; digital telephone answering machine, talking caller ID function, motion JPEG video monitoring function, USB Dongle connectivity to PC instant messaging applications and cellular connectivity, as well as dual line support.

EDCT Chipset Family—chipsets for 2.4GHz FHSS cordless telephones for the ISM Band. The EDCT chipset provides a two-chip solution: the baseband controller (D36000 or DE56000 family) and RF transceiver with integrated power amplifier. For 5.8GHz applications, we provide an additional converter, replaced later on by highly integrated single chip CMOS transceiver and integrated GaAs Front-End ICs. The system supports up to four handset links to the base station simultaneously, practically unlimited number of registered handsets, walkie-talkie mode and a full range of voice enhancing features.

DECT Chipset Family—chipsets for DECT (1.9GHz) cordless phones. The DECT chipset provides a three-chip solution: the baseband controller (DE56000 family), RF transceiver and a simple external RF power amplifier designed to boost the output power to the maximum allowed level. The baseband chip combines unique communication technology with the high end telephony features at effective system cost. The current DECT chipset supports up to six simultaneous handset links to the base station, and a full range of voice features. Use of DSP in all our baseband processors enables advanced voice features, such as wideband audio (High Definition Voice), to be supported in all range of our solutions. During 2006 we released a RF transceiver, which in addition to providing outstanding performance characteristics, allows simultaneous support of up to 12 handset links and supports emerging next generation DECT standard—CAT-iq—which is aimed at the globalized DECT market.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003 and 2004, we developed a video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

Bluetooth Chipset Family—a chipset that includes a baseband controller (DB56000 family) and RF transceiver with integrated power amplifier. The chipset integrates the TeakLiteDSPCore® and ARM7™ into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of applications. Software and hardware compatibility is provided for the entire range of products. The Bluetooth chipset supports five simultaneous handset links to the base station, eighteen ringing handsets, walkie-talkie and data transfer mode, DECT, Bluetooth and EDCT protocols, Ethernet connectivity, as well as new features enabled by Bluetooth such as Bluetooth headset support and Bluetooth wireless data connectivity to other devices. The same device enables connectivity of cellular phones to residential fixed-line phones and allows the answering of cellular calls via fixed-line phones. The high data rates offered by the Bluetooth link enable wireless data networking and wireless transmission of video call in conjunction with our video compression chip technology, within the residence and remotedly over Public Switch Telephone Network (PSTN).

Video Processor Chip—a chip that is targeted at low bit rate video applications such as those based on H.263, JPEG and MPEG4 compression standards. This chip includes a complete stand-alone system, including direct image sensor and display interfaces as well as an advanced video compression engine. Target applications include video telephony, home security and portable multimedia. The chip can be used in a system with our cordless chipsets to provide wireless video transmission.

Products Targeted for Analog Telephony

We continue to sell stand-alone speech processors to support analog telephones based on TeakLite DSP core, which provide the following features: TripleRateCoder™, True Full-Duplex SpeakerPhone™, Caller ID and Call Waiting caller ID, call progress tone detection, DTMF signaling, voice prompts, variable speed playback (FlexiSpeech®), voice activity detection (VAD) and voice recognition. In 2006, analog RF IC control has been added to the IC functionality, thus enabling entire system functionality support on a single chip solution.

Products Targeted for Voice-over-Packet Market

In 2004 we decided to stop developing products targeted at the VoP gateway market and announced that we are developing an IP cordless phone that is anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities.

We continue to sell our current line of Voice-over-Packet (VoP) speech co-processors, including VoIP, which are DSP core-based, highly-integrated speech processors targeted at the low to medium density IAD, Residential Gateway and Voice over Internet Protocol (VoIP) telephony markets. These devices integrate all necessary DSP functionality with built-in analog front-end and support one to four channels of VoIP and FAX over IP for use in conjunction with other microprocessors to transmit VoP-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, DSL links, cable networks, other data networks and combined data/voice networks. “Voice-over-IP” refers to the transmission of voice signals over networks using the IP, which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

In 2005 we developed an integrated Cordless over IP telephony system that supports both PSTN line and broadband for the emerging VoIP residential market, supporting SIP protocol together with advanced TR-069 protocol, thereby enabling telecommunication operators’ remote control and remote upgrade of VoIP products.

Products Targeted for the Digital Voice Recorder and Multimedia Market

We have developed a DVR that integrates the TeakLiteDSPCore® to enable many different speech compression rates at the highest possible quality. During 2005 we also developed and released an integrated DVR with MP3 playback and USB Dongle connectivity for voice recording application for personal and business use.

Customers

We sell our products primarily through distributors and representatives, and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, Alcotel, Audioline, Belgacom, Brother, CCT Tech, Deutsche Telekom, France Telecom, Gaoxinqi, GE, Hagenuk, LG Electronics, Matsushita, Motorola, NEC, NTT, Olympus, Panasonic, Philips, Pioneer, Sagem, Samsung, Sanyo, Sharp, Sony, SunCorp, Swisscom, Telecom Italia, Telefonica, Telstra, Thomson, Topcom, Uniden, Verizon and Yamaha.

International Sales and Operations

Export sales accounted for 100% of our total revenues for 2006 and 99% for 2005 and 2004. Although all of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 9 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2006, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors and independent OEM representatives. Our sales and marketing team, working out of our sales offices in Santa Clara, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and independent OEM representatives. A significant portion of our worldwide sales is derived from sales through our Japanese distributor, Tomen Electronics. Revenues derived from sales through Tomen Electronics comprised 66% of our total revenues in 2006, 75% in 2005 and 76% in 2004. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 39%, 49% and 51% of our revenue in 2006, 2005 and 2004, respectively. Sales through Tomen Electronics or directly to Uniden represented 14%, 18% and 20% of total revenues for 2006, 2005 and 2004, respectively. Sales to Hong Kong-based CCT Telecom represented 17%, 13% and 17% of total revenues for 2006, 2005 and 2004, respectively. Sales to Hong Kong-based SunCorp represented 11%, 5% and 0% of total revenues for 2006, 2005 and 2004, respectively. Moreover, our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. In addition, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products could also materially harm our sales and results of operations.

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

Manufacturing and Design Methodology

All of our manufacturing occurs at independent foundries. We contract fabrication services for speech and telephony processors and RF devices mainly from TSMC, TriQuint and IBM. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. With the continuing economic recovery, we believe there is a greater demand for foundries which may strain their production capacity. Also, there may be shortages in worldwide foundry capacity due to increased semiconductor demand for other factors. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Moreover, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

We use independent subcontractors, located in Asia, to assemble and test our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test our products at ASE, KYEC, Giga and TSMC and subcontract ASE and SPIL for dies packaging. We entered into an agreement with ASE in 2006 pursuant to which we purchased $3.5 million of equipment to be located at ASE’s facilities to support our capacity needs. In consideration for this capital expenditure, ASE agreed to provide us with testing and assembly services at a discount to market price from 2006 through 2009.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Atmel, Infineon, NXP, OKI, and Sitel. Similar principal competitive factors affect the Voice-over-Packet (VoP) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoP market include Broadcom, AudioCodes, Texas Instruments, Infineon and other vendors. Our principal competitors in the Broadband market include Broadcom, Marvel, Texas Instruments, CSR and Infineon.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. We were able to partially offset price reductions which occurred during 2006 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

In recent years, due to various new developments in the residential telephony market, we also may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit.

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes mainly from mobile telephony, including emerging dual-mode mobile Wi-Fi phones, but also from other innovative applications, such as Skype. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2006, we had a staff of 210 research and development personnel, of which 152 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $47.5 million in 2006, $40.3 million in 2005 and $32.1 million in 2004 on research and development activities.

As noted above, due to various new developments in the home residential market, including the rapid deployment of new communication access methods and the rise of alternative technologies accelerating the decline of the fixed-line telephony market, we will be required to expand our current product lines and develop products and services targeted at a wider multimedia market. We will need to continue to invest in research and development and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new trends in our industry.

Licenses, Patents and Trademarks

We have been granted 44 United States patents, one Canadian patent, three Israeli patents and two Taiwanese patents, and have 36 patents pending in the United States and the rest of the world. We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Backlog

At December 31, 2006, our backlog was approximately $57.9 million compared to approximately $55.2 million at December 31, 2005. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2006, we had 319 employees, including 210 in research and development, 45 in marketing and sales and 64 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor, software and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly-qualified engineers with digital signal processing experience as well as RF chip designers. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that our relations with our employees are good.

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

Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 66% of our total revenues in 2006, 75% in 2005 and 76% in 2004. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products.

Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 39%, 49% and 51% of our revenues in 2006, 2005 and 2004. Sales through Tomen Electronics or directly to Uniden represented 14%, 18% and 20% of total revenues for 2006, 2005 and 2004, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers—Panasonic, Uniden, CCT and SunCorp—derived from sales through Tomen Electronics or directly to the customers, accounted for 81% of total revenues in 2006, 85% in 2005 and 88% in 2004. In addition to Panasonic and Uniden mentioned above, sales to Hong Kong-based CCT Telecom represented 17%, 13% and 17% of total revenues for 2006, 2005 and 2004, respectively, and sales to Hong Kong-based SunCorp represented 11%, 5% and 0% of total revenues for 2006, 2005 and 2004 respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule.

Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. As an example, during the third quarter of 2006, we received updated forecast from one of our large OEM customers indicating a significant reduction in its sales for the fourth quarter of 2006 resulting from its inability to maintain its historical market share of the customer base. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market.

Sales of our digital cordless telephony products comprised a majority of our total revenues for 2006. Specifically, sales of our 2.4GHz, 5.8GHz and DECT products comprised 80% of our total revenues for 2006 and 78% in 2005. We expect that our 2.4GHz and 5.8GHz products, especially our 5.8GHz products, will continue to account for a substantial portion of our revenues in future years. As a result, any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Moreover, in recent years, we benefited from the shift from analog-based to digital-based systems. The erosion of this trend or alternatively a reverse shift from digital-based to analog-based systems could materially adversely effect our revenues.

In addition, we believe new developments in the home residential market may adversely affect the revenues we derive from our digital cordless telephony products. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, may reduce the market for products using fixed-line telephony. This decrease in demand would reduce our revenues derived from, and unit sales of, our digital cordless telephony products.

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

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross profit for 2006 was 41% and our current estimate is that our gross profit in 2007 will be in the range of 38% to 42%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. Furthermore, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for 2006. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Korea, South America and the domestic Japanese market. We anticipate that Hong Kong and the domestic Japanese market will be the geographic drivers of our business in the near future. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets.

Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. In consideration of this, we introduced our new DECT product for the European market in 2004. Sale of DECT products represented approximately 18% of our total revenues for 2006. We anticipate that sales of DECT products to the European market will be the main driver of our business in the near future. However, there are no assurances that we will successfully penetrate the competitive European DECT market or that our DECT products will achieve general market deployment and acceptance.

Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods. As an example, the fact that our chipsets are currently incorporated in high volume basic DECT products decreased our gross margin in 2006 as compared to 2005.

Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business.

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz products, we believe there may be a potential shift in the U.S. market towards DECT products. In 2005, at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), the FCC authorized the use of the DECT frequency band in the U.S. This FCC decision allows companies and households to use the multifunctional DECT technology for various communication needs and may lead to the expansion of the U.S. DECT market (DECT 6.0). However, we can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover we can provide no assurance that our DECT 6.0 chipsets will be acceptable to our OEM customers or that OEM customers to whom we sale DECT 6.0 chipsets will gain significant market share. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer.

We are dependent on a small number of OEM customers, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

We sell our products to a limited number of OEM customers through a network of distributors and OEM representatives. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. This trend also may promote the consolidation of

OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations.

Also, with the shift of manufacturing facilities to Southeast Asia, the mix of potential OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors and any consolidation of the OEM industry will further reduce the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

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

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes mainly from mobile telephony, including emerging dual-mode mobile Wi-Fi phones, but also from other innovative applications, such as Skype. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2006, 245 of our 319 employees were located in Israel, including 152 out of 210 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.

Our facilities in Israel have been granted Approved Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (31% for 2006) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2015. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (31% for 2006). We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

As a result of the amendment, tax-exempt income generated under the provisions of the amended law will subject us to taxes upon dividend distribution or complete liquidation. We may be required to record deferred tax liability with respect to such tax-exempt income. If our board of directors decides to distribute dividend attributable to the amendment period, we will be required to pay additional taxes at a rate of 10%—25%, based on the percentage of foreign ownership of our company, on all distributions.

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

We are exposed to the credit risk of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis. We expect demand for enhanced open credit terms, for example, longer payment terms, to continue and believe that such arrangements are a competitive factor in obtaining business. Although we monitor and attempt to mitigate credit risks, including through insurance coverage from time to time, there can be no assurance that our efforts will be effective. Moreover, even if we attempt to mitigate credit risks through insurance coverage, such coverage may not be sufficient to cover all of our losses and we would be subject to a deductible under any insurance coverage. Although any losses to date relating to credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues in 2006. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include SiTel (formerly the DECT division of National Semiconductor), NXP, Oki Electronic, Micro Linear and Infineon. Our principal competitors in the VoP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors.

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

Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future.

We are subject to rules and regulations of federal and state regulatory authorities, the Nasdaq Global Market and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of our assessment and the internal control over financial reporting, has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

An unfavorable government review of our federal income tax returns or changes in our effective tax rates could adversely affect our operating results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

In addition, we are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax returns for 2003 and 2004 have been selected for audit by the Internal Revenue Service. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying Consolidated Financial Statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

The recognition of expenses under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) could adversely affect our earnings and the price of our common stock.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. We will adopt FIN 48 in the first quarter of 2007. We are currently evaluating the impact on our financial statements of adopting FIN 48, which could result in the future in charges to earnings, increases in future effective tax rates, and/or increases in future inter-period effective tax rate volatility, all of which could have a material adverse affect on our net income.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

Our principal executive offices in the United States are located in Santa Clara, California where we lease approximately 12,000 square feet under a lease that expires in April 2009. Portions of our operations relating to the development of Wi-Fi technology are located in leased facilities in Rancho Cordova, California; Colorado Springs, Colorado; and Bloomington, Minnesota. These facilities are leased through 2007 to 2010. Our operations in Israel are located in leased facilities, with the primary leased facility located in Herzelia Pituach, Israel. These facilities are leased through November 2008. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2008. The Company’s subsidiary in Korea has a lease agreement for its facilities that terminates in 2007. The Company’s subsidiary in Scotland has a lease agreement for its facilities that terminates in 2007, but we currently anticipate that such leases will be extended upon termination. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the Nasdaq Global Market (Nasdaq symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq Global Market:

Year Ended December 31, 2006	High	Low
First Quarter	$30.80	$24.49
Second Quarter	$28.99	$22.82
Third Quarter	$25.74	$22.03
Fourth Quarter	$24.55	$19.74

Year Ended December 31, 2005	High	Low
First Quarter	$26.35	$21.07
Second Quarter	$26.40	$22.79
Third Quarter	$25.93	$23.50
Fourth Quarter	$24.47	$22.48

As of March 1, 2007, there were 28,464,691 shares of common stock outstanding, representing approximately 50 holders of record, which we believe represents approximately 7,770 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 14, 2007. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2006 to October 31, 2006)	300,000	$21.62	300,000	1,466,556
Month #2 (November 1, 2006 to November 30, 2006)	695,000	$21.44	695,000	771,556
Month #3 (December 1, 2006 to December 31, 2006)	—	—	—	771,556

TOTAL	995,000	$21.49	995,000	771,556

In July 2003, we announced that our board of directors approved a share repurchase program for up to 2.5 million shares of our common stock. On October 19, 2004, our board approved an increase of 2.5 million shares available for repurchase. As of December 31, 2006, after giving effect to the prior repurchases, an aggregate of 771,556 shares of our common stock remains available for repurchase under our share repurchase program.

On January 24, 2007, our board of directors approved an increase of additional 3.0 million shares available for repurchase under our share repurchase program.

The repurchase program is affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date. No shares were repurchased outside of the program.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Stock Performance Graph shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2001 and ends on December 31, 2006, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2001, and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among DSP Group, Inc., The S & P 500 Index

And The S & P Information Technology Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The results of operations, including revenue, operating expenses, financial income and taxes on income of the DSP cores licensing business for the year ended December 31, 2002, have been reclassified in the accompanying statements of operations as discontinued operations. Our balance sheet at December 31, 2002 reflect the assets and the liabilities of the DSP cores licensing business as assets and liabilities of discontinued operations within current assets and liabilities. Thus, the financial information presented herein includes only the continued operations. The consolidated financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 have been audited by Kost, Forer, Gabbay and Kasierer, a member of Ernst & Young Global. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2006, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$216,948	$187,225	$157,511	$152,875	$125,158
Cost of revenues	128,559	101,074	80,368	83,077	74,412

Gross profit	88,389	86,151	77,143	69,798	50,746
Operating expenses
Research and development	47,525	40,290	32,147	25,599	19,745
General, administrative, sales and marketing	27,443	20,517	18,404	18,930	15,793
In process research and development write off(*)	—	—	2,682	2,727	—
Impairment of goodwill(*)	—	—	4,304	—	—
Aborted spin-off expenses	—	—	—	—	865

Total operating expenses	74,968	60,807	57,537	47,256	36,403

Operating income	13,421	25,344	19,606	22,542	14,343
Financial and other income
Interest income, net	13,198	10,166	8,522	7,947	9,452
Capital gains from available-for-sale marketable securities(**)	—	—	44,448	241	—
Impairment of available-for-sale marketable securities	—	—	—	—	(10,229)

Income before taxes on income	26,619	35,510	72,576	30,730	13,566

Taxes on income	4,240	6,037	21,482	5,375	894

Income from continuing operations	$22,379	$29,473	$51,094	$25,355	$12,672

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	29,343	28,435	27,959	27,912	27,070
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	30,049	29,843	29,092	29,593	28,041
Basic net earnings per share	$0.76	$1.04	$1.79	$0.91	$0.47
Diluted net earnings per share	$0.74	$0.99	$1.70	$0.86	$0.45
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$348,882	$345,216	$330,995	$276,373	$235,982
Working capital	$169,760	$145,745	$106,463	$60,887	$76,556
Total assets	$413,988	$400,005	$366,961	$368,470	$280,072
Total stockholders’ equity	$366,749	$349,134	$315,490	$304,381	$247,718

(*)	See note 1 to our consolidated financial statements.
(**)	See note 6 to our consolidated financial statements.

	Year Ended December 31,
Fiscal Years by Quarter	2006				2005
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$40,383	$63,875	$60,737	$51,953	$42,401	$55,614	$49,047	$40,163
Gross profit	$15,501	$26,186	$25,105	$21,597	$18,981	$26,194	$23,057	$17,919
Net Income	$1,600	$8,053	$7,088	$5,638	$5,708	$10,510	$8,248	$5,007
Net earnings per share—Basic	$0.06	$0.28	$0.24	$0.19	$0.20	$0.37	$0.29	$0.18
Net earnings per share—Diluted	$0.06	$0.27	$0.23	$0.18	$0.19	$0.35	$0.28	$0.17

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the short-range residential wireless communications market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Voice-over-Internet-Protocol (VoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is digital cordless telephony with sales of our DECT, 2.4GHz and 5.8GHz chipsets representing approximately 80% of our total revenues for 2006.

In recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the recent shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Another factor that contributed to our growth in recent years is our focus on new emerging markets such as the Japanese domestic market and the DECT market. An additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony. In recognition of the need to penetrate new markets and introduce new products to further expand our business, we decided to penetrate the DECT market, introducing our first DECT products for the European market in late 2004. Revenues derived from the sale of DECT products represented 18% of our revenues for 2006, representing the key driver of our growth, as compared to 2005. Our future growth also is dependent on our success in expanding our presence in the European DECT market and the general market deployment and acceptance of our DECT products as these products are expected to be key drivers of our growth in 2007.

In 2006 our revenues grew by 16% in comparison to 2005, reaching a record level of $216.9 million in sales. The main drivers of this growth were increased sales of our DECT and 5.8GHz products and increased sales to the Japanese domestic market, partially offset by decreased sales of our 2.4GHz products. Our gross margin decreased to a level of 41% of total revenues in 2006 from 46% in 2005, primarily due to (i) increased cost of goods expenses, mainly due to increased assembly and testing costs, (ii) the continued decline in the average selling prices of our products and (iii) the fact that our chipset for the DECT market were incorporated into high volume DECT products that generate lower gross margins. Operating expenses increased by 23% in 2006 compared to 2005, reaching a level of $75.0 million. The increase in operating expenses was mainly the result of expenses related to equity-based compensation resulting from the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Equity-based compensation expense (net of tax benefit) amounted to $11.6 million in 2006. Our operating profit was $13.4 million in 2006, approximately 6% of revenues, compared to $25.3 million in 2005, representing 14% of revenues. The decrease in operating profit was primarily attributable to expenses related to equity-based compensation expense under SFAS 123(R). As of December 31, 2006, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $37.3 million, short term investments of $22.7 million and marketable securities of approximately $288.8 million, totaling to $348.9 million.

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

Moreover, we must continue to monitor and control our operating costs and our gross margins in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may increase our raw material and production costs and thus decrease our gross margins. Also, future increases in the pricing of silicon wafers and assembly or testing costs may affect our ability to implement cost reductions and may decrease our gross profit in future periods. Moreover, we are currently witnessing a move of manufacturing activities from large system suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

There are also several emerging market trends that challenge our continued business growth potential. We believe that new developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business may also be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. As a result, a decline in the use of fixed-line telephony for residential communication would adversely affect our financial condition and operating results. Another factor that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as during 2006 the Federal Communications Commission (FCC) authorized the use of the DECT frequency band in the U.S. (DECT 6.0). The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this market may have a material adverse effect on our profits and results of operations.

We are taking several steps to address the new challenges and market trends. We are preparing for the deployment of broadband services to the residence, a current trend in our market. We are currently engaged in two projects with customers designing cordless phones that incorporate VoIP chipsets, one of which is with a large European operator whom we already have started shipments in 2006 and the other of which was recently announced by Panasonic and is expected to begin shipments in the second half of 2007.

We also are introducing new features into our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. The new features include a cellular cradle to extend the cellular coverage throughout the residence by turning the cellular phone into an extra line of the cordless system and other pioneer features such as polyphonic ringer. We believe that these pioneer solutions could allow us to provide the desired flexibility for residential users.

We believe that our DECT products and VoIP products will contribute to our revenue growth in 2007 as the present business environment reflects a continued decrease in sales of 2.4GHz products and a tough price competition for 5.8GHz products. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. (Bermai) to develop and offer products for home communication in future years. We believe the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management believes that the following accounting policies require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditors and audit committee.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combinations. The goodwill on our balance sheet is a result of our acquisition of VoicePump, Inc. (VoicePump). The identifiable intangible assets, other than goodwill, included in our balance sheet are workforce and patents acquired from Teleman Multimedia Inc. and Bermai.

We review goodwill and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the other intangible assets may be impaired, we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. We also review the allocations made to reporting units, when applicable. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	In the second quarter of fiscal 2006, we completed our annual impairment testing of goodwill using the methodology described in the notes to the consolidated financial statements, and determined that the goodwill was not impaired. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charge.

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

	A determination of the amount of reserves required, if any, for any contingencies and accruals is made after careful analysis of each individual issue. The required reserves may change due to future developments, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net losses.	If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

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

Equity-based compensation expense:

We account for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured on the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. We utilize the accelerated method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated method also adds a level of complexity in estimating forfeitures. If employees leave early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

	Determining the fair value of share-based awards on the grant date requires the exercise of judgment, including the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.	Although management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

Results of Operations:

Total Revenues.    Our total revenues were $216.9 million in 2006, $187.2 million in 2005 and $157.5 million in 2004. This represents an increase in revenues of 16% in 2006 as compared to 2005 and 19% increase in 2005 as compared to 2004. The increase of 16% in 2006 was primarily as a result of strong demand for our 5.8GHz and DECT products in 2006. Sales of 5.8GHz products represented approximately 31% of our total revenues for 2006 and 2005, representing an increase of 18% in absolute dollars and representing an increase of 6% out of the total 16% increase in 2006 revenues as compared to 2005. The increase in revenues in 2006, as compared to 2005, was also a result of sales of our DECT products for which we started initial shipments in the fourth quarter of 2004. Sales of DECT products represented approximately 18% and 6% of our total revenues for 2006 and 2005, respectively, representing an increase of 264% in absolute dollars and representing an increase of 15% out of the total 16% increase in 2006 revenues as compared 2005. This increase in sales of our DECT products was mainly from customers based in Hong Kong. One additional factor that contributed to our revenue growth in 2006 as compared to 2005 is the increase in sales to the Japanese domestic market that accounted for 10% and 4% of our total revenues for 2006 and 2005, respectively.

The above mentioned increase in 2006 was partially offset by a decrease in sales of our 2.4GHz chipsets. Revenues from 2.4GHz products represented 31% and 42% of our total revenues for 2006 and 2005, respectively, representing a decrease of 14% in absolute dollars and representing a decrease of 5% out of the total 16% increase in 2006 revenues as compared to 2005. The 19% increase in 2005 as compared to 2004 was mainly due to an increase in sales of our 5.8GHz products, which increased by 95% (in absolute dollars) in 2005. The increase was offset by lower revenues from our 2.4GHz products, which decreased by 13% (in absolute dollars) in 2005 as compared to 2004. We currently expect that this trend of increased sales of 5.8GHz and DECT products versus decreased sales of 2.4GHz products, in both absolute dollars and as a percentage of revenues, will continue throughout 2007.

As is typical in the consumer semiconductor industry, we experienced pricing pressures for our current products. However, the impact of declines in average selling prices of our products was offset by a greater increase in the number of units sold for the same periods. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold. During the 2004 through 2006 comparable periods we also were able to partially offset the decline in average selling price of our products by adding advanced and pioneer features to our products.

Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues in 2006 and 99% of total revenues in 2005 and 2004. All export sales are denominated in U.S. dollars. The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$789	$1,101	$1,238
Japan	144,821	141,310	119,052
Europe	1,035	699	1,831
Hong Kong	59,854	33,521	27,700
Other	10,449	10,594	7,690

Total revenues	$216,948	$187,225	$157,511

During 2006, our OEM customers continued shipments of their products to new geographic areas such as South America, China and the Japanese domestic market. We expect sales to these new geographic areas, particularly Japan, to increase in the future.

Sales to our customers in Hong Kong increased in 2006 as compared to 2005, representing 14% out of the total 16% increase in 2006 sales as compared to 2005 and a 79% increase in absolute dollars. We anticipate that sales to our Hong Kong-based customers may continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products, which are sold to original design manufacturers (ODMs) that are mainly located in Hong Kong. The increase in our sales to Japan resulted partially from the increase in our sales to the Japanese domestic market in 2006 as compared to 2005, representing a 213% increase in absolute dollars, partially offset by decrease in sales to Panasonic and Uniden of 8% in absolute dollars. Total increase in sales to the Japanese market represented 2% out of the total 16% increase in 2006 sales as compared to 2005.

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

Significant Customers.    Revenues derived from sales to our customers through our largest distributor, Tomen Electronics, accounted for 66% of our total revenues in 2006 as compared to 75% in 2005 and 76% in 2004. The decrease in sales to Tomen Electronics as a percentage of revenues in both 2006 and 2005 was mainly due to increased volumes of sales to customers based in Hong Kong.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 39%, 49% and 51% of total revenues in 2006, 2005 and 2004, respectively. Sales through Tomen Electronics or directly to Uniden represented 14%, 18% and 20% of total revenues for 2006, 2005 and 2004, respectively. Sales to Hong Kong-based CCT Telecom represented 17%, 13% and 17% of total revenues for 2006, 2005 and 2004, respectively. Sales to Hong Kong-based SunCorp represented 11%, 5% and 0% of total revenues for 2006, 2005 and 2004, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations. Furthermore, as a significant amount of our revenues are derived from a limited number of customers, the loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Significant Products.    Revenues from our 2.4GHz, 5.8GHz and DECT digital telephony products represented 80% of total revenues in 2006. We believe that sales of these product lines will continue to represent a substantial percentage of our revenues in 2007 and in future periods as we are seeing a continued decline in sales for some of our older products. For the long-term, we believe that the rapid deployment of new communication access methods, the projected lack of growth in fixed-line telephony, and the rise of alternative technologies, including mobile telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. We believe that in order to maintain our growth, we will need to expand our product lines, increase our DECT market share and develop a portfolio of “system-on-a-chip” solutions that will integrate video, voice, and data, as well as communications technologies in a broader multimedia market, such as VoIP, and voice and video over Wi-Fi products.

Gross Profit.    Gross profit as a percentage of revenues was 41% in 2006, 46% in 2005 and 49% in 2004. The decrease in our gross profit in 2006 as compared to 2005 was primarily due to (i) increased cost of goods expenses, mainly due to increased assembly and testing costs, (ii) the continued decline in the average selling prices of our products and (iii) the fact that our chipsets for the DECT market were incorporated into high volume DECT products that generate lower gross margins. The increased assembly and testing expenses and continued decline in the average selling prices of our products in the aggregate represented approximately 60% of the reduction in gross profit while sales of lower margin DECT products represented approximately 40% of the decrease. The decrease in gross profit was also a result of our inability to offset the continuing decline in the average selling prices of our products with a similar reduction in average costs of product sold. The decrease in gross profit in 2005 as compared to 2004 was mainly due to the same reasons cited above, which caused the reduction of gross profit in 2005.

We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. As an example, our current estimate is that our gross profit for 2007 will be in the range of 38% to 42%. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. Also, future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross profit in future periods.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. As an example, the fact that our DECT chipsets are currently incorporated in high volume basic DECT products decreased our gross margin in 2006. As a result, our past gross profit figures should not be relied upon as an indication of future performance.

Cost of goods sold consists primarily of the costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Operating expenses

Research and Development Expenses.    Research and development expenses increased to $47.5 million in 2006 from $40.3 million in 2005. Research and development expenses increased to $40.3 million in 2005 from $32.1 million in 2004. The increase in research and development expenses in 2006 as compared with 2005 was mainly a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $6.4 million for 2006. The increase in research and development expenses was also a result of an increase in tape out expenses in 2006 as compared to 2005. The increase in research and development expenses in 2005 as compared with 2004 was mainly a result of increased salary expenses mainly due to greater number of research and development employees and labor contractors and to increased depreciation expenses of our development software tools and other related expenses. The increase in research and development expenses in 2005 was mainly a result of the initiation of new Wi-Fi projects as part of our strategic acquisition of the Bermai assets. This increase was partially offset by decrease in tape out expenses during the same period.

Research and development expenses as a percentage of total revenues were 22% in 2006 and 2005 and 20% in 2004. The increase in research and development expenses as a percentage of total revenues in 2005 compared to 2004 was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are expected to increase in 2007.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $16.3 million in 2006, $13.1 million in 2005 and $11.3 million in 2004. The increase in 2006 was primarily attributed to higher levels of salary and labor expenses, mainly due to a greater number of application support employees and contractors. The increase in sales and marketing expenses was also a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $1.3 million in 2006. The increase in sales and marketing expenses for 2005 as compared with 2004 was primary due to higher commissions we paid as a result of more revenues being generated in 2005 and an increase in the number of sales and application support employees.

Sales and marketing expenses as a percentage of total revenues were 8% in 2006 and 7% in both 2005 and 2004.

Sales and marketing expenses consist mainly of sales commissions payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $11.1 million in 2006 and $7.4 million in 2005. Our general and administrative expenses increased slightly to $7.4 million in 2005 from $7.1 million in 2004. The increase in 2006 as compared to 2005 was mainly due to expenses related to equity-based compensation resulting from the adopting of SFAS 123(R). Equity-based compensation expenses amounted to $4.0 million in 2006. The increase in 2005 as compared to 2004 was due to an increase in compensation expenses, offset by a decrease in allowance for doubtful accounts.

General and administrative expenses as a percentage of total revenues were 5% in 2006, 4% in 2005 and 5% in 2004.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Impairment of goodwill.    During the second quarter of 2004, we recorded an expense of $4.3 million resulting from the impairment of goodwill related to VoicePump, our wholly owned subsidiary, that sold products targeted at the VoIP gateway market. As a result of our decision to stop developing products targeted at this market and to focus our efforts on VoIP telephony products, we wrote down the value of goodwill associated with the VoicePump acquisition from its historical book value of $5.8 million to an estimated fair value of $1.5 million.

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

Interest and Other Income (Expense), Net.    Interest and other income, net, were $13.2 million in 2006, $10.2 million in 2005 and $8.5 million in 2004. The increase in 2006 compared with 2005 was mainly due to an increase in the levels of cash, cash equivalents and marketable securities and overall higher market interest rates during 2006 as compared to 2005. The increase in 2005 as compared to 2004 was mainly due to overall higher market interest rates during 2005. Our total cash, cash equivalents, deposits and marketable securities were $348.9 million as of December 31, 2006, $345.2 million as of December 31, 2005 and $331 million as of December 31, 2004.

Capital Gains from Sale of Available-for-Sale Marketable Securities.    During the first quarter of 2004, we sold 2.0 million shares of the ordinary shares of AudioCodes Ltd. (AudioCodes) for gross proceeds of approximately $25.6 million, resulting in a capital gain of approximately $20.8 million. During the second quarter of 2004, we sold an additional 0.8 million shares of AudioCodes’ stock for gross proceeds of approximately $9.6 million, resulting in a capital gain of approximately $7.7 million. In the third quarter of 2004, we sold the remaining 1.65 million shares of AudioCodes’ stock for gross proceeds of approximately $19.4 million, resulting in a capital gain of approximately $15.5 million. We no longer have any equity interest in AudioCodes.

During the first quarter of 2004, we sold all of our holdings in Tomen Corporation for gross proceeds of approximately $0.7 million, resulting in a capital gain of approximately $0.5 million. We no longer have any equity interest in Tomen Corporation.

Provision for Income Taxes.    Our tax provision for 2006, 2005 and 2004 was $4.2 million, $6.0 million and $21.5 million, respectively. Tax provision for 2006 was 16% of pretax income. Excluding the effect of SFAS 123(R), tax provisions for 2006 was 12% of pretax income. The decrease in tax expenses in 2006 comparing to 2005 was mainly the result of tax benefit resulting from a tax relief approval we received from the Israeli authorities relating to the years 2005 and 2006.

Tax provision for 2005 was 17% of pretax income. Tax provision for 2004 included the provision for taxes associated with the sale of AudioCodes’ stock at an annual rate of 37% of the capital gain, the provision for taxes associated with the sale of Tomen’s stock at 38% of the capital gain and a tax benefit for in-process research and development associated with the acquisition of Bermai at 35%. Tax provision in 2004 as a percentage of pre-tax income, excluding the capital gains associated with the sale of AudioCodes’ stock, the Tomen Corporation stock and the tax benefit, was 17%.

In 2006, 2005 and 2004, we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%—25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2015.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (31% for 2006). We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

As a result of the amendment, tax-exempt income generated under the provisions of the amended law will subject us to taxes upon dividend distribution or complete liquidation. We may be required to record deferred tax liability with respect to such tax-exempt income. If our board of directors decides to distribute dividend attributable to the amendment period, we will be required to pay additional taxes at a rate of 10%—25%, based on the percentage of foreign ownership of our Company, on all distributions. As of December 31, 2006, we did not generate income under the provision of the new law.

Liquidity and Capital Resources

Operating Activities.    We generated $30.3 million, $25.2 and $27.4 million of cash and cash equivalents from our operating activities during 2006, 2005 and 2004, respectively.

During 2006, trade receivables, other accounts receivables and inventories increased by $4.5 million, $2.3 million and $1.7 million, respectively. The operating cash flow for 2006 represented an increase of $5.1 million from 2005; this increase in cash flows was mainly the result of higher net income in 2006 (excluding non-cash equity-based compensation expenses). Cash flows from operating activities for 2005 included the payment of capital gains tax for the sale of AudioCodes’ stock in 2004 in the amount of $4.0 million. Cash flows from operating activities for the year ended December 31, 2004 included the payment of approximately $10.4 million of taxes related to the sale of AudioCodes’ stock. Excluding these tax payments, cash flows from operating activities would have been $37.8 million. Accounts receivables as of December 31, 2006, 2005 and 2004 were $21.5 million, $17.0 million and $6.0 million, respectively, representing days of sales outstanding (DSO) of 49, 36 and 19 days, respectively.

Investing Activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.

In 2006, we purchased $108.9 million of investments classified as marketable securities, as compared to $105.1 million in 2005 and $141.2 million in 2004. In addition, $91.1 million of our investments in marketable securities matured in 2006 as compared to $78.1 million in 2005 and $108.2 million in 2004. As of December 31, 2006, the amortized cost of our held-to-maturity marketable securities was $288.8 and their stated market value was $285.8 million, representing an unrealized loss of $3.0 million.

Our capital expenditure amounted to $6.9 million in 2006, $9.6 million in 2005 and $1.8 million in 2004 and was mainly for computer hardware, software and software tools used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, furniture and fixtures. The above capital expenditure includes the cost associated with the finance lease agreement we entered into with ASE in 2006 pursuant to which we purchased $3.5 million of equipment to be located at ASE’s facilities to support our capacity needs.

Cash proceeds from the sale of available-for-sale marketable securities, consisting of the AudioCodes and Tomen stock, amounted to $55.5 million during 2004.

As part of our acquisition of the Bermai assets in 2004, we paid an aggregate consideration of $5.1 million in cash, including transaction costs of approximately $0.1 million during 2004. As part of our acquisition of Teleman’s assets in 2003 for an aggregate consideration of $5.25 million, including transaction costs of approximately $0.25 million, we paid $1.45 million in 2005 and 2004 and $2.1 million in 2003.

Financing Activities.    During 2006, we received $33.6 million upon the exercise of employee stock options as compared to $19.6 million during 2005 and $14.1 million during 2004. We cannot predict cash flows from options exercises in future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares and in January 2007 of an additional 3.0 million shares.

During 2006, we repurchased approximately 2,242,000 shares of our common stock at an average purchase price of $23.57 per share for an aggregate amount of approximately $52.8 million. During 2005, we repurchased approximately 682,200 shares of our common stock at an average purchase price of $24.98 per share for an aggregate amount of approximately $17.0 million. During 2004, we repurchased approximately 1,577,000 shares of our common stock at an average purchase price of $20.09 per share for an aggregate amount of approximately $31.7 million.

Pursuant to our share repurchase program, approximately 771,556 million shares of our common stock remain authorized for repurchase as of December 31, 2006. The number of shares authorized for repurchase after giving affect to the January 2007 board approval is 3.8 million.

All accumulated, undistributed earnings of DSP Group Ltd., our wholly-owned Israeli subsidiary, as of October 30, 2002, totaled $81.6 million. In accordance with Israeli law, these capitalized amounts cannot be distributed in the future to us.

At December 31, 2006, we had cash and cash equivalents totaling approximately $37.3 million, short term investments of $22.7 million and marketable securities of approximately $288.8 million.

Our working capital at December 31, 2006 was approximately $169.8 million, and our backlog as of December 31, 2006 was $57.9 million. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

In addition, as part of our business strategy, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors—We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.”

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2006 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments(1)	6,043	2,982	2,941	120	—
Total Contractual Obligations	6,043	2,982	2,941	120	—

(1)	Represents operating lease payments for facilities and vehicles under noncancelable lease agreements (See Note 10 to Notes to Consolidated Financial Statements).

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

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2007. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments denominated in NIS during 2005 and 2006, we instituted a foreign currency cash flow hedging program.

These option contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2006.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders of

DSP GROUP, INC. AND ITS SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (“the Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006, the Company adopted Financial Accounting Standard Board Statement No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DSP Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed, an unqualified opinion thereon.

KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

Tel-Aviv, Israel

March 14, 2007

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,344	$50,460
Short-term investment	22,698	37,053
Held-to-maturity marketable securities	109,472	71,875
Trade receivables, net	21,489	16,991
Deferred income taxes	1,516	1,227
Other accounts receivable and prepaid expenses	4,049	1,617
Inventories	14,366	12,686

TOTAL CURRENT ASSETS	210,934	191,909

PROPERTY AND EQUIPMENT, NET	12,644	11,704

LONG-TERM ASSETS:
Long-term held-to-maturity marketable securities	179,368	185,828
Long-term prepaid expenses and lease deposits	672	670
Deferred income taxes	1,987	1,638
Severance pay fund	5,689	4,419
Intangible assets, net	1,194	2,337
Goodwill	1,500	1,500

	190,410	196,392

TOTAL ASSETS	$413,988	$400,005

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$12,205	$12,753
Accrued compensation and benefits	9,215	10,736
Income taxes payables	10,359	11,511
Accrued expenses and other accounts payable	9,395	11,164

TOTAL CURRENT LIABILITIES	41,174	46,164

ACCRUED SEVERANCE PAY	6,065	4,707

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized shares: 5,000,000 at December 31, 2006 and 2005; Issued and outstanding shares: none at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value—Authorized shares: 50,000,000 at December 31, 2006 and 2005; Issued and outstanding: 28,377,838 and 28,596,340 shares at December 31, 2006 and 2005, respectively	28	29
Additional paid-in capital	216,041	188,539
Treasury stock	(44,546)	(19,447)
Accumulated other comprehensive income	28	45
Retained earnings	195,198	179,968

TOTAL STOCKHOLDERS’ EQUITY	366,749	349,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,988	$400,005

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2006	2005	2004
Revenues	$216,948	$187,225	$157,511
Costs of revenues(1)	128,559	101,074	80,368

Gross profit	88,389	86,151	77,143

Operating expenses:
Research and development(2)	47,525	40,290	32,147
Sales and marketing(3)	16,306	13,119	11,292
General and administrative(4)	11,137	7,398	7,112
Impairment of goodwill	—	—	4,304
In-process research and development write-off	—	—	2,682

Total operating expenses	74,968	60,807	57,537

Operating income	13,421	25,344	19,606

Financial and other income:
Interest and other, net	13,198	10,166	8,522
Capital gains from available-for-sale marketable securities	—	—	44,448

Income before taxes on income	26,619	35,510	72,576
Taxes on income(5)	4,240	6,037	21,482

Net income	$22,379	$29,473	$51,094

Net earnings per share:
Basic	$0.76	$1.04	$1.79

Diluted	$0.74	$0.99	$1.70

Weighted average number of shares used in per share computations of:
Basic	29,343	28,435	27,959

Diluted	30,049	29,843	29,092

(1)	Includes equity-based compensation expense in the amount of $461, $0, $0, for the year ended December 31, 2006, 2005 and 2004, respectively.
(2)	Includes equity-based compensation expense in the amount of $6,353, $0, $0, for the year ended December 31, 2006, 2005 and 2004, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,319, $0, $0, for the year ended December 31, 2006, 2005 and 2004, respectively.
(4)	Includes equity-based compensation expense in the amount of $3,990, $0, $0, for the year ended December 31, 2006, 2005 and 2004, respectively.
(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $490, $0, $0 for the year ended December 31, 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of Common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at January 1, 2004	28,616	$29	$174,700	$(1,192)	$23,045	$107,799		$304,381
Issuance of treasury stock upon purchase of ESPP shares by employees	31	*)—	—	732	—	(326)		406
Issuance of common stock upon exercise of stock options by employees	732	*)—	11,659	—	—	—		11,659
Issuance of common stock upon purchase of ESPP shares by employees	38	*)—	547	—	—	—		547
Issuance of treasury stock upon exercise of stock options by employees	114	*)—	—	2,359	—	(844)		1,515
Tax benefit related to exercise of stock options	—	—	565	—	—	—		565
Purchase of treasury stock	(1,577)	(1)	—	(31,696)	—	—		(31,697)
Total comprehensive income:
Net income	—	—	—	—	—	51,094	$51,094	51,094
Realized gains on available-for-sale marketable securities	—	—	—	—	(22,908)	—	(22,908)	(22,908)
Unrealized loss from hedging activities, net	—	—	—	—	(72)	—	(72)	(72)

Total comprehensive income							$28,114

Balance at December 31, 2004	27,954	28	187,471	(29,797)	65	157,723		315,490
Issuance of treasury stock upon purchase of ESPP shares by employees	74	*)—	—	1,493	—	(110)		1,383
Issuance of treasury stock upon exercise of stock options by employees	1,250	1	223	25,895	—	(7,118)		19,001
Tax benefit related to exercise of stock options	—	—	845	—	—	—		845
Purchase of treasury stock	(682)	*)—	—	(17,038)	—	—		(17,038)
Total comprehensive income:
Net income	—	—	—	—	—	29,473	$29,473	29,473
Unrealized loss from hedging activities, net	—	—	—	—	(20)	—	(20)	(20)

Total comprehensive income							$29,453

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of Common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income	Total stockholders’ equity
Balance at December 31, 2005	28,596	29	188,539	(19,447)	45	179,968		349,134
Issuance of treasury stock upon purchase of ESPP shares by employees	80	*)—	—	1,939	—	(438)		1,501
Issuance of common stock upon exercise of stock options by employees	852	1	14,499	—				14,500
Issuance of treasury stock upon exercise of stock options by employees	1,092	*)—	203	25,810	—	(6,711)		19,302
Tax benefit related to exercise of stock options	—	—	675	—	—	—		675
Purchase of treasury stock	(2,242)	(2)	2	(52,848)	—	—		(52,848)
Equity-based compensation expenses resulting from FAS 123(R)	—	—	12,123	—	—	—	—	12,123
Total comprehensive income:	—	—
Net income	—	—	—	—	—	22,379	$22,379	22,379
Unrealized loss from hedging activities, net	—	—	—	—	(17)	—	(17)	(17)

Total comprehensive income							$22,362

Balance at December 31, 2006	28,378	$28	$216,041	$(44,546)	$28	$195,198		$366,749

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$22,379	$29,473	$51,094
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	6,001	4,599	2,506
Stock-based compensation expenses related to employees’ stock options	12,123	—	—
Increase in deferred income taxes, net	(639)	(287)	(1,252)
Capital gain from available-for-sale marketable securities of traded companies	—	—	(44,448)
Amortization of intangible assets	1,143	1,145	718
Impairment of goodwill	—	—	4,304
In-process research and development write-off	—	—	2,682
Accrued interest and amortization of premium on held-to-maturity marketable securities and short-term investments	1,105	2,437	2,321
Tax benefit related to exercise of stock options	—	845	565
Decrease (increase) in trade receivables	(4,498)	(11,015)	9,868
Decrease (increase) in other accounts receivable and prepaid expenses	(2,291)	509	(826)
Increase in inventories	(1,680)	(3,217)	(1,003)
Increase in long-term prepaid expenses and lease deposits	(2)	(42)	(115)
Increase (decrease) in trade payables	(548)	4,990	(3,391)
Increase (decrease) in accrued compensation and benefits	(19)	2,095	421
Increase (decrease) in income taxes payable	(1,120)	(5,572)	4,608
Decrease in accrued expenses and other accounts payable	(1,768)	(739)	(832)
Increase (decrease) in accrued severance pay, net	88	(59)	152
Other	—	—	21

Net cash provided by operating activities	30,274	25,162	27,393

Cash flows from investing activities:
Purchase of held-to-maturity marketable securities and short-term investments	(108,885)	(105,142)	(141,173)
Proceeds from maturity of held-to-maturity marketable securities and short-term investments	91,080	78,117	108,246
Purchase of property and equipment	(6,941)	(9,620)	(1,759)
Proceeds from realization of available-for-sale equity securities of traded companies	—	—	55,456
Payment for acquisition of Bermai Inc. assets	—	—	(5,128)
Payment for acquisition of Teleman Multimedia Inc. assets	—	(1,450)	(1,450)

Net cash provided by (used in) investing activities	(24,746)	(38,095)	14,192

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options	33,561	19,604	14,127
Purchase of treasury stock	(52,848)	(17,038)	(31,697)
Tax benefit related to exercise of stock options	643	—	—

Net cash provided by (used in) financing activities	(18,644)	2,566	(17,570)

Increase (decrease) in cash and cash equivalents	(13,116)	(10,367)	24,015
Cash and cash equivalents at the beginning of the year	50,460	60,827	36,812

Cash and cash equivalents at the end of the year	$37,344	$50,460	$60,827

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$7,286	$10,948	$17,149

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE	1:- GENERAL

DSP Group Inc. (the “Company”), a Delaware corporation, and its subsidiaries are fabless semiconductor companies operating in the short-range residential wireless communications market. By combining its proprietary technologies and advanced design methodologies, the Company offers original equipment manufacturers (OEMs) and original design manufacturers (ODMs) complex Integrated Circuit (IC) solutions. The Company’s system-on-a-chip solution includes applications for digital 900MHz, 2.4GHz and 5.8GHz telephony, European Digital Enhanced Cordless Telecommunications (DECT) telephony, and Bluetooth systems for voice, data and video communication in residential and SOHO/SME (small-office home-office and small to medium enterprise) environments. In addition, the Company offers IC products that are used in hand-held Digital Voice Recorders, MP3 players, Voice over Internet Protocols (VoIP) phones, residential gateways, and Integrated Access Devices (IADs).

The Company has six wholly-owned subsidiaries: (1) DSP Group Ltd. (“DSP Group Israel”), an Israeli corporation primarily engaged in research and development, marketing and sales, technical support and certain general and administrative functions; (2) RF Integrated Systems Inc. (“RF US”), a Delaware corporation primarily engaged in research and development of RF technology for wireless products; (3) Nihon DSP K.K. (“DSP Japan”), a Japanese corporation primarily engaged in marketing and technical support activities; (4) DSP Video Korea (“DSP Korea”), a Korean corporation, incorporated in 2003 and primarily engaged in the design, research and development of video applications; (5) DSPG Edinburgh Limited (“DSP Scotland”), a Scottish corporation, primarily engaged in development and marketing of DECT-based telephony solutions and (6) DSP R&D Ireland, an Irish corporation primarily engaged in development of a DECT-based telephony solutions.

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

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based upon an independent valuation of tangible and intangible assets acquired, the Company allocated $2,682 of the total consideration for the acquisition of Bermai’s assets to in process research and development, $2,124 to patents and $322 to tangible assets.

The value assigned to the patents acquired in the Bermai acquisition is amortized over a period of four years. The amount amortized during 2006, 2005 and 2004, was $531, $531 and $103, respectively.

VoicePump Inc.

VoicePump, Inc. (“VoicePump”) was a wholly-owned subsidiary of the Company and a U.S. corporation primarily engaged in the design, research and development and marketing of software applications for Voice over Digital Subscriber Line (VoDSL) and Voice over Internet Protocol (VoIP). VoicePump, as a legal entity, was dissolved in January 2005, and its assets were transferred to the Company and DSP Group Israel.

The Company’s investment in VoicePump includes the excess of its purchase price over the net assets acquired which was attributed to goodwill.

During the second quarter of 2004, the Company decided to stop developing products targeted at the VoIP gateway market and to focus its efforts on VoIP telephony products. As a result of this decision, the Company assessed the carrying value of goodwill associated with VoicePump in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The first step of the goodwill impairment test involved the determination of the fair value of VoicePump using the income approach based on the discounted cash flow model. This evaluation indicated that the carrying amount of VoicePump exceeded its fair value. In accordance with SFAS No. 142, if the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of the impairment loss. During the second step of the evaluation, the Company allocated the fair value of VoicePump to all of its assets and liabilities (including unrecognized intangible assets) as if VoicePump had been acquired in a business combination. The excess of the fair value of VoicePump over the amounts assigned to its assets and liabilities is the implied fair value of goodwill was estimated to be approximately $1,500. As a result, the Company recorded a charge associated with the impairment of goodwill of VoicePump in the amount of $4,304 in the second quarter of 2004. The expense was included in the Company’s operating expenses for the year ended December 31, 2004, under “Impairment of goodwill.” For a discussion about the impairment test done in 2006, see Note 2.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

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

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations.” All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses as appropriate, and have not been significant to date for all years presented.

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

Short-term investments

The Company categorizes auction rate securities as available-for-sale short-term investments in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no unrealized gains or losses related to these securities were recognized during the years ended December 31, 2006, 2005 and 2004.

The short-term investments also include bank deposits with original maturities of more than three months and less than one year which are presented at cost, including accrued interest.

Marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115. Management determines the appropriate classification of the Company’s investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

At December 31, 2006 and 2005, the Company classified its investment in marketable securities as held-to-maturity.

Debt securities are classified as held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, and are stated at amortized cost. The cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, accretion and interest are included in financial income, net.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment” (“FSP 115-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1 which the Company adopted in 2003. The adoption of FSP 115-1 by the Company on January 1, 2006 did not impact its financial position or results of operations.

Fair value of financial instruments

The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments:

1.	The carrying values of cash and cash equivalents, trade receivables and trade payables approximate fair values due to the short-term maturities of these instruments.

2.	The carrying value of held-to-maturity marketable securities is based on amortized cost. The fair value of held-to-maturity securities is based on the quoted market price (see Note 3).

3.	The fair value of derivative instruments is estimated by obtaining quotes from brokers.

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company and its subsidiaries periodically evaluate the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are recorded when required to write-off inventory according to its market value.

Cost is determined as follows:

Work in progress—on the basis of raw material and manufacturing costs on an average basis.

Finished products—on the basis of raw material and manufacturing costs on an average basis.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and equipment	20-33
Office furniture and equipment	7-10
Motor vehicles	15
Leasehold improvements	Over the shorter of the related lease period or the life of the asset

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets

Intangible assets are amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Intangible assets are amortized over a period of four years.

Impairment of long-lived assets

The long-lived assets and certain identifiable intangibles of the Company and its subsidiaries are reviewed for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006 and 2005, no impairment losses have been identified.

Goodwill

The Company’s investment in VoicePump included the excess of its purchase over the net assets acquired which was attributed to goodwill. SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment at least annually or between annual tests if certain events or indicators of impairment occur. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount.

During 2006 and 2005, the Company performed the required annual impairment tests of goodwill. Based on management projections and using expected future discounted operating cash flows, no indication of goodwill impairment was identified. For a discussion of the impairment tests conducted in 2004 and the results of such tests, see Note 1.

Severance pay

DSP Group Israel has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Group Israel’s liability is fully provided by monthly accrual and deposits with severance pay funds and insurance policies.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

DSP Korea has a liability for severance pay pursuant to Korean law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Korea’s severance liability has been fully accrued.

Severance expense for the years ended December 31, 2006, 2005 and 2004, was approximately $1,358, $923 and $1,229, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee benefit plan

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2006 was $15 ($20, if the employee reached the age of 50 by December 31, 2006). The Company currently offers an employer matching program. This matching contribution currently is 25% of the employee contribution up to a maximum of 1% of the employee’s compensation per year. This matching contribution vests 25% per year over the first four years of the employee’s service to the Company.

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

Product revenues on shipment to distributors are deferred until the distributors resell the Company’s products to the end-customers (“sell through”) based upon receipt of reports from the distributors, provided all other revenue recognition criteria are met.

The Company does not grant any rights of return.

Warranty

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2006, 2005 and 2004.

Research and development costs

Research and development costs are charged to the consolidated statement of income as incurred.

Stock based compensation

At December 31, 2006, the Company has five stock-based employee compensation plans, which are described more fully in Note 8. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). No stock-based employee compensation cost was recognized in the statement of income for the years ended December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2006 included: (a) compensation cost for all

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before taxes on income and net income for the year ended December 31, 2006, were $12,123 and $11,633 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006, were $0.40 and $0.39 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $643 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Year ended December 31,
	2005	2004
Net Income, as reported	29,473	51,094
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,899	10,570

Pro forma net income	19,574	40,524

Earnings per share
Basic—as reported	$1.04	$1.79

Basic—pro forma	$0.69	$1.42

Diluted—as reported	$0.99	$1.70

Diluted—pro forma	$0.66	$1.35

The pro forma effects of estimated equity-based compensation expense on net income and earnings per share for the two years ended December 31, 2005 and 2004 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

	Year ended December 31,
	2005	2004
Volatility	36%	38%
Risk-free interest rate	3.97%	3.23%
Dividend yield	0%	0%
Expected life (years)	2.9-3.3	2.9-3.3

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $12,066, which is expected to be recognized over a period of up to four years. The total intrinsic value of stock options exercised during 2006 was $18,768. The Company recorded cash received from the exercise of stock options of $33,561 and related tax benefits of $675 during the year ended December 31, 2006.

Net earnings per share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share further include the dilutive effect of stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

Options outstanding to purchase 3,499,165, 1,620,293 and 3,963,202 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted net earnings per share, because option exercise prices were greater than the average market price of the common stock and, therefore, their inclusion would have been anti-dilutive.

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

The majority of cash and cash equivalents of the Company and its subsidiaries is invested in U.S. dollar deposits with major U.S. and Israeli banks. Such cash and cash equivalents in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the deposits and investments of the Company and its subsidiaries are financially sound and, accordingly, minimal credit risk exists with respect to these deposits and investments.

A majority of the product sales of the Company and its subsidiaries is to distributors who in turn, sell to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A general and specific allowance for doubtful accounts is determined, based on management’s estimation and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its customer receivables through credit insurance. Allowance for doubtful accounts amounted to $0 and $50 as of December 31, 2006 and 2005, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s held-to-maturity marketable securities include investments in debentures of U.S. corporations, state and political subdivisions. Management believes that those corporations and state institutions are financially sound, the portfolio is well diversified and, accordingly, that minimal credit risk exists with respect to these marketable securities.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in new Israeli shekels (“NIS”) during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to 12 months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

As of December 31, 2006, the Company recorded accumulated other comprehensive income amounting to $28 from its put options and forward contracts with respect to payroll and rent payments expected in 2007. Such amounts will be recorded under earnings in 2007.

The Company’s recognized net gains (losses) were immaterial during the years ended December 31, 2006, 2005 and 2004, related to the put options and forward contracts.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainly in Income Taxes” (“FIN 48”), which applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is recorded and recognition should be at the highest amount that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period, unless a significant change occurs in an interim period. Differences between the amount recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently evaluating the impact of the adoption of FIN 48 and has not yet determined what impact, if any, it will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements,” “(SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of SFAS No. 157.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006. The adoption of SAB 108 did not have any effect on the Company’s consolidated financial statements.

NOTE 3:-    MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at December 31, 2006 and 2005:

	Amortized cost		Unrealized losses, net		Estimated fair value
	2006	2005	2006	2005	2006	2005
US government obligations and political subdivisions	$180,684	$164,257	$(2,225)	$(3,596)	$178,459	$160,661
Corporate obligations	108,156	93,446	(775)	(1,416)	107,381	92,030

	$288,840	$257,703	$(3,000)	$(5,012)	$285,840	$252,691

The amortized cost of held-to-maturity debt securities at December 31, 2006, by contractual maturities, are shown below:

	Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$109,472	$1	$(789)	$108,684
Due after one year to five years	179,368	76	(2,288)	177,156

	$288,840	$77	$(3,077)	$285,840

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 for less than 12 months amounted to $347 and for 12 months or greater amounted to $2,730.

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the investments were not considered to be other-than-temporarily impaired at December 31, 2006.

NOTE 4:-    INVENTORIES

Inventories are composed of the following:

	December 31,
	2006	2005
Work-in-progress	$5,248	$7,145
Finished products	9,118	5,541

	$14,366	$12,686

NOTE 5:-    PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2006	2005
Cost:
Computers and equipment	$39,317	$32,690
Office furniture and equipment	1,322	1,232
Motor vehicles	102	115
Leasehold improvements	3,850	3,613

	44,591	37,650
Less—accumulated depreciation	31,947	25,946

Depreciated cost	$12,644	$11,704

Depreciation expenses amounted to $6,001, $4,599 and $2,506 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6:-    INVESTMENTS IN EQUITY SECURITIES OF TRADED COMPANIES

a.	AudioCodes Ltd.

AudioCodes Ltd. (“AudioCodes”) is an Israeli corporation primarily engaged in the design, research, development, manufacturing and marketing of hardware and software products that enable simultaneous transmission of voice and data over networks. The Company acquired an approximate 35% ownership in AudioCodes in two separate transactions in 1993 and 1994.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

b.	Tomen Corporation:

In September 2000, the Company invested approximately $485 (¥50.0 million) in shares of its largest distributor’s parent company, Tomen Ltd. (“Tomen”), a Japanese distributor (see Note 1), as part of a long strategic relationship. Tomen’s shares are traded on the Japanese stock exchange. The Company accounted for its investment in Tomen in accordance with SFAS No. 115 as available for sale marketable securities.

During the first quarter of 2004, the Company sold all of its holdings in Tomen for gross proceeds of approximately $773, resulting in a capital gain of approximately $490.

NOTE 7:-    INTANGIBLE ASSETS, NET

a.	The following table shows the Company’s intangible assets for the periods presented:

	December 31,
	2006	2005
Cost:
Patents	$4,009	$4,009
Workforce	570	570

	4,579	4,579

Accumulated amortization:
Patents	2,870	1,869
Workforce	515	373

	3,385	2,242

Amortized cost	$1,194	$2,337

Intangible assets mainly represent patents acquired-upon the purchase of substantially all of the assets of Bermai in 2004 and the acquisition of Teleman Multimedia Inc. in 2003. Neither of these acquisitions qualified under EITF 98-3 for business combination accounting.

b.	Amortization expenses amounted to $1,143, $1,145 and $718 for the years ended December 31, 2006, 2005 and 2004, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.	Estimated amortization expenses for the years ended:

Year ended December 31,
2007	$766
2008	428

$1,194

NOTE 8:-    STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. No shares of preferred stock are currently outstanding.

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

Dividend policy

At December 31, 2006, the Company had retained earnings of $195,198. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

Share repurchase program

In October 2004, the Board of Directors authorized 2.5 million shares of common stock for repurchase under the share repurchase program, increasing the total shares authorized to be repurchased to 9 million shares. In 2006, 2005 and 2004, the Company repurchased 2,242,000, 682,000 and 1,577,000 shares, respectively, of common stock at an average purchase price of $23.57, $24.98 and $20.09 per share, respectively, for an aggregate purchase price of $52,848, $17,038 and $31,697, respectively. As of December 31, 2006, 772,000 shares of common stock remain authorized for repurchase.

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In the case where the repurchasing cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, 2005 and 2004, the Company issued 1,172,000, 1,324,000 and 145,000 shares, respectively, of common stock, out of treasury stock, to employees who have exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

Options granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant. A summary of the various plans is as follows:

During 2006, the Company granted its employees, including executive officers, a new equity-based award instrument—a net Share Appreciation Right (“SAR”), capped with a ceiling, under its various stock option plans. The SAR unit confers the right to stock appreciation over a preset price during a specified period of time. When the unit is exercised, the appreciation amount is paid by the issuance of shares. The ceiling limits the maximum income for each SAR unit. A SAR is considered as an equity instrument as it is a net share settled award capped with a ceiling. The Company measures these awards under SFAS 123(R).

1993 director stock option plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,380,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (the “First Option”).

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

Options granted under the Directors Plan generally have a term of 10 years. One-third of the shares are exercisable after the first year and thereafter one-third at the end of each twelve-month period.

As of December 31, 2006, 383,272 shares of common stock remain available for grant under that plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan expires in 2008 and currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2006, 130,712 shares of common stock remain available for grant under that plan.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price of options under the 1998 Plan shall not be less than the fair market value of common stock for nonqualified stock options, as determined by the Company’s Board of Directors.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors. Options under the 1998 Plan expire up to seven years after the date of grant.

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011. 1,526,314 shares of common stock are currently reserved for issuance under the 2001 Plan. As of December 31, 2006, 204,421 shares of common stock remain available for grant under that plan.

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

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months from the date of grant of the options, or the vesting of the options based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 4,499,930 shares of common stock were reserved for issuance as of December 31, 2006 under this plan. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to 3% of the number of shares of common stock outstanding as of such date, or a lower number of shares determined by the Company’s Board of Directors. As of December 31, 2006, 516,667 shares of common stock remain available for grant under the 2003 Plan. The 2003 Plan expires in 2013.

Options under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Board of Directors. Options under the 2003 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate amount of 1,000,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 80,000, 74,000 and 70,000, shares issued at a weighted average exercise price of $18.85, $18.69 and $13.61 under the ESPP in 2006, 2005 and 2004, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock reserved for future issuance

The following table summarizes the number of outstanding shares of common stock available for future issuance at December 31, 2006:

In thousands
Employee stock purchase plan	286
Stock options	1,235
Undesignated preferred stock	5,000

6,521

The following is a summary of activities relating to the Company’s stock options and SARs granted among the Company’s various plans:

	Year ended December 31,
	2006		2005		2004
	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price
	In thousands		In thousands		In thousands
Options outstanding at beginning of year	7,664	$22.27	8,001	$20.97	7,671	$20.12
Changes during the year:
Granted	1,768	$27.50	1,257	$23.99	1,569	$23.41
Exercised	(1,944)	$17.39	(1,249)	$15.20	(846)	$15.58
Forfeited and cancelled	(1,023)	$25.79	(345)	$23.83	(393)	$25.05

Options outstanding at end of year	6,465	$24.61	7,664	$22.27	8,001	$20.97

Options exercisable at end of year	3,411	$23.67	4,699	$22.15	4,349	$21.12

As of December 31, 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $12,066, which is expected to be recognized over a period of up to four years.

As of December 31, 2006, outstanding SARs were 1,465 and the calculation of shares to be settled based on the share price of the Company’s common stock as of December 29, 2006 ($21.70 per share) were 19.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options and SARs outstanding as of December 31, 2006, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years)	Aggregate intrinsic value(*)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Aggregate intrinsic value(*)	Weighted average exercise price
	Thousands				Thousands
$11.48 – 14.15	426	2.21		$12.52	426	2.21		$12.52
$15.18 – 19.97	554	3.1		$17.60	439	2.93		$17.39
$20.06 – 28.72	4,730	5.35		$25.19	1,791	4.33		$23.95
$30.23 – 42.73	755	0.47		$32.97	755	0.47		$32.97

	6,465		6,435	$24.61	3,411		6,004	$23.67

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of December 29, 2006 ($21.70 per share).

The weighted-average estimated fair value of employee stock options and SARs granted during the 12 months ended December 31, 2006, was $9.31, per share using the binomial model with the following weighted-average assumptions (annualized percentages):

Year ended December 31, 2006
Volatility	37.78%
Risk-free interest rate	4.79%
Dividend yield	0%
Pre-vest cancellation rate*)	7.31%
Post-vest cancellation rate**)	1.08%
Suboptimal exercise factor***)	1.73
Expected life	4.64 years

*)	The pre-vest cancellation rate was calculated on an annual basis, the rate presented here is that of the total cancellations from grant.
**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.
***)	The ratio of the stock price to strike price at the time of exercise of the option.

The Company used its historical volatility and its implied volatility for calculating volatility in accordance with SFAS 123(R). The computation of volatility uses a combination of historical volatility and implied volatility derived from the company’s exchange traded options with similar characteristics. As a result of the above-mentioned calculations, the weighted-average volatility used for the 12 months ended December 31, 2006 was 37.78%.

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options. Weighted average interest rate used for the 12 months ended December 31, 2006 was 4.79%.

The Company is required to assume a dividend yield as an input in the binomial model. The dividend yield assumption is based on the Company’s historical and expectation of future dividend payouts and may be subject to substantial change in the future. The dividend yield used for the twelve months ended December 31, 2006 was 0%.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the 12 months ended December 31, 2006 derived from the binomial model was 4.64 years.

As equity-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 7.31% in the twelve months ended December 31, 2006, based on historical experience (post-vesting forfeitures rate was 1.08% and is included in the valuation above).

The Company’s aggregate compensation cost for the 12 months ended December 31, 2006 totaled $12,123 thousand. The total income tax benefit recognized in the income statement for the 12 months ended December 31, 2006, was $490, for the Company’s equity-based compensation arrangements.

The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized for 12 months ended December 31, 2006, was comprised as follows:

Year ended December 31, 2006
Cost of goods sold	$461
Research and development	6,353
Sales and Marketing	1,319
General and administrative	3,990

Total equity-based compensation expense before taxes	$12,123

Related income tax benefits	$(490)
Equity-based compensation expense, net of taxes	11,634

Net equity-based compensation expense, per share of common stock:
Basic	$0.40

Diluted	$0.39

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested shares	Shares	Weighted average grant date fair value
	(In thousands)	$
Non-vested at January 1, 2006	2,965	7.02

Granted	1,768	8.78
Vested	(1,266)	(7.19)
Forfeited	(413)	(6.81)

Non-vested at December 31, 2006	3,054	8.40

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $12,066 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over the period from 2007 through 2010.

NOTE 9:-    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2006	2005	2004
Revenue distribution:
United States	$789	$1,101	$1,238
Japan	144,821	141,310	119,052
Europe	1,035	699	1,831
Hong-Kong	59,854	33,521	27,700
Other	10,449	10,594	7,690

	$216,948	$187,225	$157,511

The following is a summary of long-lived assets within geographic areas based on the assets locations:

	December 31,
	2006	2005	2004
Long-lived assets:
United States	$4,834	$6,042	$4,270
Israel	7,367	8,357	5,563
Other	3,137	1,142	1,832

	$15,338	$15,541	$11,665

The following is a summary of revenues from major customers:

	Year ended December 31,
	2006	2005	2004
	%
Customer A*)	39%	49%	51%
Customer B*)	14%	18%	20%
Customer C	17%	13%	17%
Customer D	11%	5%	—

*)	These revenues were generated through Tomen Electronics, the Company’s largest distributor.

NOTE 10:-    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel and in California. The lease agreement for the Israeli facilities is effective until November 2008. The Company has various agreements for its

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities in the U.S. terminating in 2007-2010. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2008. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2007. The Company has operating lease agreements for its motor vehicles, which terminate in 2007 to 2009.

At December 31, 2006, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2007	$2,982
2008	2,247
2009	694
2010	120

$6,043

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.	From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and, from time to time may be, notified of claims that it may be infringing on patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that the Company’s TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of the Company’s TrueSpeech 8.5 licensees, for infringement. The Company was not named in AT&T’s suit against Microsoft. During 2002, the Company recorded a provision, which was included in the costs of revenues, in respect of this legal exposure. The Company and its legal counsel currently believe that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11:-    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2006	2005	2004
Domestic taxes:
Federal taxes:
Current	$2,669	$1,157	$15,637
Deferred*)	131	(164)	(2,929)

	2,800	993	12,708

State taxes:
Current	171	(30)	1,159
Deferred	(419)	68	(132)

	(248)	38	1,027

Foreign taxes:
Current	2,039	5,196	7,679
Deferred	(351)	(190)	68

	1,688	5,006	7,747

Taxes on income	$4,240	$6,037	$21,482

*)	Including $490 in 2006 related to tax benefit resulting from equity-based compensation expenses.

The tax benefits associated with the exercise of non qualified stock options reduced taxes currently payable by $675 in 2006, $845 in 2005 and $565 in 2004. Such benefits were credited to additional paid-in capital.

b.	Income before taxes is comprised as follows:

	Year ended December 31,
	2006	2005	2004
Domestic	$5,972	$5,030	$47,461
Foreign	20,647	30,480	25,115

	$26,619	$35,510	$72,576

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2006	2005	2004
Income before taxes on income	$26,619	$35,510	$72,576

Theoretical tax at U.S. statutory tax rate (35%)	$9,317	$12,428	$25,402
State taxes, net of federal benefit	51	25	667
Goodwill impairment	—	—	1,506
Foreign income taxed at rates other than the U.S. rate	(8,431)	(5,662)	(5,514)
Nondeductible equity-based compensation expenses	3,753	—	—
Other individually immaterial items	(450)	(754)	(579)

	$4,240	$6,037	$21,482

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2006	2005
Deferred tax assets (short-term):
Reserves and accruals	$989	$1,227
Stock-based compensation	490	—
Other	37	—

Total deferred tax assets (short-term)	1,516	1,227

Deferred tax assets (long-term):
Intangible assets	1,373	1,205
Other	614	433

Total deferred tax assets (long-term)	1,987	1,638

Total deferred tax assets	$3,503	$2,865

Management believes that the deferred net tax assets will be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance was not provided. U.S. income taxes and foreign withholding taxes were not provided for a cumulative total of $92,857 of the undistributed earnings of DSP Group Israel. The Company intends to invest these earnings indefinitely in operations outside the U.S.

e.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Israeli Law”):

DSP Group Israel’s production facilities have been granted “Approved Enterprise” status under Israeli Law in connection with six separate investment plans.

According to the provisions of such Israeli Law, DSP Group Israel has chosen to enjoy the “alternative benefits track” which is a waiver of grants in return for a tax exemption. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of six or eight years, respectively. The tax benefits under these investment plans expire starting from 2005 through 2015.

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

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since DSP Group Israel is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rates and tax exemptions and the computation is made for income derived from each program on the basis and formulas specified in the law and in the approvals.

Through December 31, 2006, DSP Group Israel met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Group Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate and could be required to refund tax benefits already received.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production, or 14 years from receipt of approval.

As of December 31, 2006, approximately $31,185 was derived from tax exempt profits earned by DSP Group Israel’s “Approved Enterprises.” The Company’s Boards of Director has determined that such tax-exempt income will not be distributed as dividends and intend to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to DSP Group Israel’s “Approved Enterprise” as the undistributed tax exempt income is essentially permanent in duration.

If the retained tax-exempt income is distributed in a manner other than on the complete liquidation of the Company, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative tax benefits (currently—10%) and an income tax liability of approximately $3,465 would be incurred as of December 31, 2006.

Income in DSP Group Israel from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel.

By virtue of the Israeli Law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” during the first five tax years from the beginning of such use.

On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as an Approved Enterprise, such as provisions generally requiring that at least 25% of the Approved Enterprise’s income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits. The Company believes that it is currently in compliance with these requirements. However, if the Company fails to meet these requirements, it would be subject to corporate tax in Israel at the regular statutory rate (31% for 2006).

However, the Investment Law provides that terms and benefits included in any letter of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, DSP Group Israel’s existing Approved Enterprises will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the new law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record a deferred tax liability with respect to such tax-exempt income. As of December 31, 2006, the Company did not generate income under the provision of the new law.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

f.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Group Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years, and accelerated depreciation.

g.	Reduction in Israeli tax rate:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “Approved Enterprise,” as described above) was 36%. In June 2004 and in July 2005, the “Knesset” (Israeli parliament) passed amendments to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 and (No. 147), 2005 respectively, which determine, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2004—35%, 2005—34%, 2006—31%, 2007—29%, 2008—27%, 2009—26% and 2010 and thereafter—25%.

NOTE 12:-    NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income	$22,379	$29,473	$51,094

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings per share (in thousands)	29,343	28,435	27,959
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	706	1,408	1,133

Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	30,049	29,843	29,092

Basic net earnings per share	$0.76	$1.04	$1.79

Diluted net earnings per share	$0.74	$0.99	$1.70

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Item 9B.	OTHER INFORMATION.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors of DSP GROUP, INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DSP GROUP, INC. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DSP GROUP, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that DSP GROUP, INC. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, DSP GROUP, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DSP GROUP, INC. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of DSP GROUP, INC. and its subsidiaries and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel March 14, 2007	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain relationships of our directors and executive officers and related transactions, as well ad director independence information, will be presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement. Such information is incorporated herein by reference.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2006.

3.	List of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, Effective as of July 19, 1999.*

3.3	Amended and Restated Bylaws, as of April 13, 2000 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

3.4	Certificate of Determination of Preference of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6, 1997 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

Exhibit Number	Description
4.2	Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.3	Amendment No. 1, dated May 19, 1999, to the Amended and Restated Rights Agreement, dated as of November 9, 1998, between the Registrant and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

4.4	Letter dated as of March 13, 2001 amending the Amended and Restated Rights Agreement, dated as of November 9, 1998, substituting American Stock Transfer & Trust Company for Norwest Bank Minnesota, N.A. as Rights Agent (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of February 2, 1999, by and between the Registrant and Magnum Technology Limited (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference).

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.2	Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders Held on May 24, 2006, and incorporated herein by reference).††

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).††

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).††

10.5	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders Held on May 24, 2006, and incorporated herein by reference).††

10.6	Investment Agreement, dated June 16, 1994, by and between the Registrant and AudioCodes Ltd. (see Exhibit 10.30 for Appendix B to Investment Agreement) (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.7	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.8	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).††

10.9	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

Exhibit Number	Description
10.10	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).††

10.11	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.12	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.13	Reserved.

10.14	Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).††

10.15	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzlia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.16	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).††

10.17	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.18	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.19	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.20	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.21	Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of April 4, 2002 (incorporated by reference to Exhibit 2.1 to Ceva, Inc.’s Registration Statement on Form 10 (File No. 000-49842), filed with the Commission on June 3, 2002).

10.22	Amendment No. 1 to Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit 2.2 to Ceva, Inc.’s registration statement on Form S-1 (File No. 333-97353), filed with the Commission on July 30, 2002).

Exhibit Number	Description
10.23	Separation Agreement by and among DSP Group, Inc., DSP Group, Ltd., Ceva, Inc., DSP Ceva, Inc. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.3 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.24	Technology Transfer Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.4 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.25	Technology Transfer Agreement between DSP Group, Ltd. and Corage Ltd., dated as of November 1, 2002 (filed as Exhibit 10.5 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.26	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.6 to Ceva, Inc.’s Current Report on 8-K filed with the Commission on November 13, 2002, and incorporated herein by reference).

10.27	Reserved.

10.28	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.29	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.30	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).†

10.31	Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).††

10.32	Lease Agreement by and between Mission West Properties, L.P. and DSP Group, Inc., dated April 15, 2004, relating to the Registrant’s facility located at 3120 Scott Boulevard in Santa Clara, California (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed with the Commission on July 21, 2005, and incorporated herein by reference).††

10.34	Employment Agreement, effective as of February 1, 2006, by and between the Registrant and Tal Simchony (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006, and incorporated herein by reference).††

10.35	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference).

10.36	Stock Appreciation Right Agreement with Eliyahu Ayalon, dated July 2, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on 8-K filed with the Commission on July 5, 2006, and incorporated herein by reference).††

10.37	Stock Appreciation Right Agreement with Boaz Edan, dated July 2, 2006 (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed with the Commission on July 5, 2006, and incorporated herein by reference).††

Exhibit Number	Description
21.1	Subsidiaries of DSP Group.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See page 83 of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.
††	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ ELIYAHU AYALON
Eliyahu Ayalon Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eliyahu Ayalon and Dror Levy or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/S/ DROR LEVY Dror Levy	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/S/ ZVI LIMON Zvi Limon	Director	March 16, 2007

/S/ YAIR SHAMIR Yair Shamir	Director	March 16, 2007

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 16, 2007

/S/ LOUIS SILVER Louis Silver	Director	March 16, 2007

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 16, 2007

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	708	—	708
Sales returns reserve	123	—	123
Year ended December 31, 2005:
Allowance for doubtful accounts	708	(658)	50
Sales returns reserve	123	—	123
Year ended December 31, 2006:
Allowance for doubtful accounts	50	(50)	0
Sales returns reserve	123	(23)	100