Form 10-Q
period 2007-03-31
DSP GROUP INC /DE/
filed 2007-05-08
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 1, 2007, there were 28,494,060 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,168	$37,344
Short-term investments	30,687	22,698
Marketable securities	103,372	109,472
Trade receivables, net	26,069	21,489
Deferred income taxes	1,503	1,516
Other accounts receivable and prepaid expenses	5,199	4,049
Inventories	12,648	14,366

TOTAL CURRENT ASSETS	214,646	210,934

PROPERTY AND EQUIPMENT, NET	13,779	12,644

LONG-TERM ASSETS:
Marketable securities	186,066	179,368
Long-term prepaid expenses and lease deposits	689	672
Deferred income taxes	2,562	1,987
Severance pay fund	5,905	5,689
Intangible assets, net	908	1,194
Goodwill	1,500	1,500

	197,630	190,410

TOTAL ASSETS	$426,055	$413,988

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$20,177	$12,205
Accrued compensation and benefits	6,429	9,215
Income taxes payables	12,238	10,359
Accrued expenses and other accounts payable	8,714	9,395

TOTAL CURRENT LIABILITIES	47,558	41,174

ACCRUED SEVERANCE PAY	6,246	6,065

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value -
Authorized shares: 5,000,000 at March 31, 2007 and December 31, 2006; Issued and outstanding shares: none at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value -
Authorized shares: 50,000,000 at March 31, 2007 and December 31, 2006;
Issued and outstanding: 28,471,168 and 28,377,838 shares at March 31, 2007 and December 31, 2006, respectively	28	28
Additional paid-in capital	220,194	216,041
Treasury stock	(42,372)	(44,546)
Accumulated other comprehensive income	22	28
Retained earnings	194,379	195,198

TOTAL STOCKHOLDERS’ EQUITY	372,251	366,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$426,055	$413,988

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues	$49,288	$51,952

Costs of revenues (1)	30,001	30,355

Gross profit	19,287	21,597

Operating expenses:
Research and development (2)	12,757	10,901
Sales and marketing (3)	4,197	3,806
General and administrative (4)	3,596	2,800

Total operating expenses	20,550	17,507

Operating income	(1,263)	4,090
Interest and other income, net	3,652	3,109

Income before taxes on income	2,389	7,199
Taxes on income (5)	1,025	1,561

Net income	$1,364	$5,638

Net earnings per share:
Basic	$0.05	$0.19

Diluted	$0.05	$0.18

(1)	Includes equity-based compensation expense in the amount of $166 and $78 for the three months ended March 31, 2007 and 2006, respectively.
(2)	Includes equity-based compensation expense in the amount of $2,088 and $1,222 for the three months ended March 31, 2007 and 2006, respectively.
(3)	Includes equity-based compensation expense in the amount of $440 and $268 for the three months ended March 31, 2007 and 2006, respectively.
(4)	Includes equity-based compensation expense in the amount of $1,460 and $925 for the three months ended March 31, 2007 and 2006, respectively.
(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $185 and $87 for the three months ended March 31, 2007 and 2006, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$7,122	$4,066
Investing activities
Purchase of marketable securities and short-term investments	(49,287)	(23,406)
Proceeds from maturity of marketable securities and short-term investments	40,300	10,500
Purchases of property and equipment	(1,212)	(795)

Net cash used in investing activities	(10,199)	(13,701)
Financial activities
Issuance of Common Stock and Treasury Stock for cash upon exercise of options	901	26,618

Net cash provided by financing activities	901	26,618

Increase (decrease) in cash and cash equivalents	$(2,176)	$16,983

Cash and cash equivalents at the beginning of the period	$37,344	$50,460

Cash and cash equivalents at the end of the period	$35,168	$67,443

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended March 31, 2006
Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$179,968	$45		$349,134
Net income	—	—		—	—	5,638	—	$5,638	5,638
Unrealized gain from hedging activities, net	—	—		—	—	—	(54)	(54)	(54)

Total comprehensive income								$5,584

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	40	(	*	—	926	(172)	—		754
Issuance of Treasury Stock upon exercise of stock options by employees	802	(	*	203	18,521	(4,416)	—		14,308
Insurance at Common Stock upon exercise at stock option by employees	803	1		13,886	—	—	—		13,887
Equity-based compensation	—	—		2,494	—	—	—		2,494
Balance at March 31, 2006	30,241	$30		$205,122	$—	$181,018	$(9)		$386,161

Three Months Ended March 31, 2007
Balance at December 31, 2006	28,378	$28		$216,041	$(44,546)	$195,198	$28		$366,749
Net income	—	—		—	—	1,364	—	$1,364	1,364
Unrealized gain from hedging activities, net	—	—		—	—	—	(6)	(6)	(6)

Total comprehensive income								$1,358

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	44	(	*	—	1,029	(214)	—		815
Issuance of Treasury Stock upon exercise of stock options by employees	49	(	*	—	1,145	(484)	—		661
Equity based compensation	—	—		4,153	—	—	—		4,153
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – See note E)	—	—		—	—	(1,485)	—		(1,485)
Balance at March 31, 2007	28,471	$28		$220,194	$(42,372)	$194,379	$22		$372,251

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2006.

FIN 48 - Uncertainty in income taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Work-in-process	$6,271	$5,248
Finished goods	6,377	9,118

	$12,648	$14,366

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net earnings per share further include the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with SFAS No. 128, “Earnings per Share.” The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended March 31,
	2007	2006
Net income	$1,364	$5,638
Earnings per share:
Basic	$0.05	$0.19

Diluted	$0.05	$0.18

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share (in thousands)	28,455	29,477

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock) (in thousands)	236	1,307

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	28,691	30,784

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of held-to-maturity securities at March 31, 2007 and December 31, 2006:

	Amortized cost		Unrealized losses, net		Estimated fair value
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
US government obligations and political subdivisions	$165,874	$180,684	$(1,619)	$(2,225)	$164,255	$178,459
Corporate obligations	123,564	108,156	(412)	(775)	123,152	107,381

	$289,438	$288,840	$(2,031)	$(3,000)	$287,407	$285,840

The amortized cost of held-to-maturity debt securities at March 31, 2007, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses)		Estimated fair value
		Gains	(Losses)
Due in one year or less	$103,372	$—	$(610)	$102,762
Due after one year to five years	186,066	143	(1,564)	184,645

	$289,438	$143	$(2,174)	$287,407

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in held-to-maturity marketable securities were caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. government or an agency of the U.S. government or were issued by highly rated corporations. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until maturity, the held-to-maturity marketable securities were not considered to be other than temporarily impaired at March 31, 2007.

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three months ended March 31, 2007 and March 31, 2006 included the tax benefit associated with equity-based compensation expenses in the amount of $185 and $87, respectively. Tax provision as a percentage of pre-tax income was 43% for the three months ended March 31, 2007. Tax provision as a percentage of pre-tax income was 22% for the three months ended March 31, 2006.

In June 2006, FASB issued FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $1,485 (including interest in the amount of $240) associated with the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. As of January 1, 2007, the gross amount of unrecognized tax benefits was $11,466.

The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. The Company had $1,228 in interest related to unrecognized tax benefits accrued as of January 1, 2007. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Currently the Company’s U.S. federal income tax returns for 2003 and 2004 are under examination. The last examination conducted by U.S. tax authorities prior to the current examination was in respect to the Company’s U.S. federal income tax returns for 1998.

With respect to DSP Group Ltd., the Company’s Israeli subsidiary, the Company is no longer subject to income tax audits for years before 2004.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 49% and 68% of the Company’s total revenues for the three months ended March 31, 2007 and 2006, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

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

As of March 31, 2007 and December 31, 2006, the Company recorded comprehensive income of $22 and $28, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2007. Such amounts will be recorded into earnings in the second quarter of 2007.

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

NOTE K—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R). SFAS 123(R) establishes accounting for equity-based awards exchanged for employee services. Accordingly, equity-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied APB 25 and related Interpretations and provided the required pro forma disclosures required under SFAS 123. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased or cancelled after the effective date of SFAS 123(R). Upon adoption of SFAS 123(R), the Company also changed its method of valuation for equity-based awards granted beginning in fiscal year 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used to present the Company’s pro forma information required under SFAS 123. For options granted prior to 2006, the Company did not change its valuation method. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

Grants for Three months Ended March 31, 2007 and March 31, 2006:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended March 31, 2007 and March 31, 2006 was $7.67 and $10.29, per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Volatility	37.70%	42.25%
Risk-free interest rate	4.88%	4.5%
Dividend yield	0%	0%
Pre-vest cancellation rate	2.69%	1.76%
Post-vest cancellation rate	0.46%	2.36%
Suboptimal exercise factor	1.69	2.67

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended March 31, 2007 and 2006 derived from the binomial model was 5.47 and 4.97 years, respectively.

Pre-vesting forfeitures were estimated to be approximately 2.69% and 1.76% for the three months ended March 31, 2007 and 2006, respectively, based on historical experience. Post-vesting forfeitures rate was 0.46% and 2.36% for the three months ended March 31, 2007 and 2006, respectively, and is included in the valuation above.

Employee Stock Benefit Plans

As of March 31, 2007, the Company had five stock option plans and one employee stock purchase plan. As of March 31, 2007, approximately 242,000 shares of Common Stock remain available for grant under the Company’s employees stock purchase plan and approximately 1,416,000 shares of Common Stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Shares/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding at January 1, 2007	6,465,381	$24.61
Options granted	180,950	$21.69
SAR units granted (**)	1,340,150	$21.68
Options / SAR units cancelled/forfeited/expired	219,722	$27.50
Options exercised	49,146	$13.45
Outstanding at March 31, 2007(***)	7,717,613	$24.02	4.69	$3,294
Exercisable at March 31, 2007(****)	3,651,769	$23.61	3.00	$3,271

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common Stock as of March 31, 2007 ($19.0 per share).

(**)	Each SAR grant is convertible for a maximum number of shares of the Company’s Common Stock equal to 50% of the SAR units subject to the grant.
(***)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 6,349,588 shares of the Company’s Common Stock.
(****)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount can be exercised for a maximum of 3,629,269 shares of the Company’s Common Stock.

Additional information about stock options outstanding at March 31, 2007 with exercise prices less than or above $19.0 per share (the closing price of the Company’s Common Stock at March 31, 2007) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares/ SAR Units	Weighted Average Exercise Price	Number of Shares/ SAR Units	Weighted Average Exercise Price	Number of Shares/ SAR Units	Weighted Average Exercise Price
Less than $19.0	824,716	$15.03	41,991	$18.44	866,707	$15.20
Above $19.0	2,827,053	$26.12	4,023,853	$24.45	6,850,906	$25.14

Total	3,651,769	$23.61	4,065,844	$24.39	7,717,613	$24.02

The Company’s aggregate compensation cost for the three months ended March 31, 2007 and 2006 totaled $4,154 and $2,493, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity based compensation awards for the three months ended March 31, 2007 and 2006, was $185 and $87, respectively.

As of March 31, 2007, there was $19,408 of total unrecognized compensation cost related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized over the period from 2007 through 2011.

NOTE L—NEW ACCOUNTING PRONOUNCMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods thereafter. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•

Our expectation that sales from 5.8GHz products and, to a lesser extent, 2.4GHz products, will continue to represent a significant percentage of our revenue for the remainder of 2007 and in future periods;

•	Our belief that our DECT and CoIP products will contribute to our revenue in 2007 and increase as a percentage of total revenues in 2007 as compared to 2006;

•	Our expectation that the CoIP project that was recently announced by Panasonic is expected to begin shipments in the second half of 2007;

•

Our belief that our future growth will be dependent on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products;

•	Our expectation that research and development costs will increase in absolute dollars in 2007;

•	Our expectation that our gross margin in second half of 2007 will be in the range of 40% to 42%; and

•	Our anticipation that our available cash and cash equivalents at March 31, 2007 should be sufficient to finance our operations for both the short and long term.

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

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the short-range residential wireless communications market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Cordless-over-Internet-Protocol (CoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is digital cordless telephony with sales of our CoIP, DECT, 2.4GHz and 5.8GHz chipsets representing approximately 84% of our total revenues for the first quarter of 2007.

In recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Another factor that contributed to our growth in recent years is our focus on new emerging markets such as the Japanese domestic market and the DECT market. An additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony. In recognition of the need to penetrate new markets and introduce new products to further expand our business, we decided to penetrate the DECT market, introducing our first DECT products for the European market in late 2004. Revenues derived from the sale of DECT products represented 16% of our revenues for the first quarter of 2007. In addition to the sale of DECT products, sales of our CoIP products, which we also consider to be a key product line with respect to our 2007 revenues, increased significantly during the first quarter of 2007 and exceeded our combined revenues for all three quarters of CoIP sales in 2006. We believe our future growth will be dependent on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products.

For the first quarter of 2007, our revenues decreased by 5% in comparison to 2006, reaching a level of $49.3 million in sales. This decrease was mainly the result of decreased sales of our 2.4GHz products, partially offset by increased sales of our 5.8GHz, DECT and CoIP products. Our gross margin decreased to a level of 39% of total revenues for the first quarter of 2007 from 41% for the first quarter of 2006, primarily due to the continued decline in the average selling prices of our products. Operating expenses increased by 17% in 2007 compared to 2006, reaching a level of $20.6 million. The increase in operating expenses was mainly the result of an increase in expenses related to equity-based compensation resulting from the implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Equity-based compensation expense (net of tax benefit) amounted to $4.0 million for the first quarter of 2007 as compared to $2.4 million for the same period in 2006. The increase also was the result of an increase in salary and labor expenses related to research and development for the first quarter of 2007 as compared to the same period in 2006. Our operating loss was $1.3 million for the first quarter of 2007, approximately 2.6% of revenues, compared to $4.1 million operating profit for the same period in 2006, representing 8% of revenues. The operating loss for the first quarter of 2007 was primarily attributable to (i) an increase in expenses related to equity-based compensation under SFAS 123(R), (ii) the decline in revenues and gross margins, and (iii) the increase in salaries and labor expenses related to research and development. As of March 31, 2007, our principal source of liquidity consisted of cash and cash equivalents totaling approximately $35.2 million, short term investments of $30.7 million and marketable securities of approximately $289.4 million, totaling to $355.3 million.

However, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. We expect pricing pressures relating to the average selling prices of our products to continue throughout 2007. In order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. Our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Also, since our products are incorporated into end products of original equipment manufacturer (OEM) customers, our business is very dependent on their ability to introduce products that achieve market acceptance in consumer electronic markets, which are equally competitive.

Moreover, we must continue to monitor and control our operating costs and our gross margins in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may increase our raw material and production costs and thus decrease our gross margins. Also, future increases in the pricing of silicon wafers and assembly or testing costs may affect our ability to implement cost reductions and may decrease our gross profit in future periods. Moreover, we are currently witnessing a move of manufacturing activities from large system suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business. In order to partially offset these factors, we are implementing cost improvement plans designed by our engineers to reduce the cost of testing, and offer our customers more cost effective products. We believe these measures will allow us to increase our gross margin to a range of 40% to 42% for the second half of 2007.

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

We are taking several steps to address the new challenges and market trends. We are preparing for the deployment of broadband services to the residence, a current trend in our market. We currently are engaged in two projects with customers designing cordless phones that incorporate CoIP chipsets, one of which is with a large European operator whom we already have started shipments in 2006 and the other of which is with Panasonic and is expected to begin shipments in the second half of 2007. Moreover, we recently announced that during the first quarter of 2007 we achieved two new design wins with additional customers for our CoIP products.

We also are introducing new features into our existing products and are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products.

We believe our market is undergoing a transition whereby the residential communications technology, currently characterized mainly by wireless voice communication, is moving towards voice communication over IP networks and ultimately the convergence of voice, video and data communications. We believe that our DECT and CoIP products will contribute to our revenues in 2007 and increase as a percentage of total revenues in 2007 in comparison to 2006 as the present business environment reflects a continued decrease in sales of our 2.4GHz products and intense pricing pressures for our 5.8GHz products. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication in future years. We believe the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets.

However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $49.3 million for the first quarter of 2007 as compared to $51.9 million for the same period in 2006. This decrease of 5% in 2007 was primarily as a result of a decrease in sales of our 2.4GHz products, partially offset by increased sales of our 5.8GHz, DECT and CoIP products. Sales of DECT products were $7.9 million in the first quarter of 2007, representing 16% of total revenues. Sales of DECT product in the same period of 2006 were $7.4 million, representing 14% of total revenues. Sales of 5.8GHz products represented approximately 40% and 36% of our total revenues for the first quarters of 2007 and 2006, respectively, representing an increase of 6% in absolute dollars. Sales of 2.4GHz products represented 21% and 30% of our total revenues for the first quarters of 2007 and 2006, respectively, representing a decrease of 34% in absolute dollars. As is typical in the semiconductor consumer industry, we experienced pricing pressures for our current products. However, the impact of the decline in average selling prices of our products was partially offset by an increase in the number of units sold for the same period. We cannot provide any assurances, however, that we will be able to offset future declines in average selling prices with an increase in the number of units sold.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Period Ended March 31,
	2007	2006
United States	$151	$125
Japan	$34,520	$35,408
Europe	$76	$311
Hong Kong	$12,761	$13,628
Other	$1,780	$2,480

Total revenues	$49,288	$51,952

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

Significant Customers. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 49% of our total revenues for the first quarter of 2007 as compared to 68% for the same period in 2006. The decrease was primarily due to a shift from sales to one of our significant customers through Tomen for most of 2006 to direct sales to that customer in 2007.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 31% and 44% of our revenues for the three months ended March 31, 2007 and 2006, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Sales through Tomen Electronics or directly to Uniden represented 22% and 17% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. In addition sales to Hong Kong-based CCT Telecom represented 12% and 16% of total revenues for the three months ended March 31, 2007 and 2006, respectively, and sales to Hong Kong-based SunCorp represented 13% and 9% of total revenues for the three months ended March 31, 2007 and 2006, respectively.

Significant Products. Sales from our 5.8GHz and 2.4GHz digital products represented 40% and 21%, respectively, of total revenues for the first quarter of 2007. We believe that sales of 5.8GHz digital products and, to a lesser extent, 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2007 and in future periods. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. Revenues from our DECT and CoIP products represented 16% and 7%, respectively, of total revenues for the first quarter of 2007.

Gross Profit. Gross profit as a percentage of revenues was 39% for the first quarter of 2007 and 42% for the first quarter of 2006. The decrease in our gross profit was primarily due to the continuing decline in the average selling prices of our products and to the difference in mix of products between comparable periods.

Our gross profit may decrease further in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Future increases in the pricing of silicon wafers or other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross profit in future periods. As we are a fabless company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may also increase our raw material costs and decrease our gross profit. One approach we are using to offset the expected decrease in gross margins is to offer our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans designed by our engineers to reduce cost of testing and offer our customers more cost effective products. However, we can provide no assurances that this solution will be accepted by our customers or that it will help us offset the expected decrease in gross margins.

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

Research and Development Expenses. Our research and development expenses increased to $12.8 million for the first quarter of 2007 from $10.9 million for the first quarter of 2006. The increase in 2007 was primarily attributed to an increase in expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $2.1 million for the first quarter of 2007 as compared to $1.2 million for the first quarter of 2006. The increase in research and development expenses was also a result of an increase in salary and labor expenses for the first quarter of 2007 as compared with the same period in 2006.

Our research and development expenses as a percentage of total revenues were 26% for the three months ended March 31, 2007 and 21% for the three months ended March 31, 2006. This increase in research and development expenses as a percentage of total revenues was due to the decrease in revenues along with the increase absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are expected to increase for the remaining quarters of 2007.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $4.2 million for the first quarter of 2007 from $3.8 million for the first quarter of 2006. This increase was attributed mainly to higher levels of salary expenses mainly due to a greater number of sales and marketing employees. The increase is also a result of increase in expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $0.4 million for the first quarter of 2007 as compared to $0.3 million for the first quarter of 2006. The increase in our sales and marketing expenses was partially offset by a decrease in commission paid to our sales representatives due to lower level of revenues for the first quarter of 2007 and a decrease in the average commission paid to our sales representatives.

Our sales and marketing expenses as a percentage of total revenues were 9% and 7% for the three months ended March 31, 2007 and 2006, respectively. This increase in sales and marketing expenses as a percentage of total revenues was due to the decrease in revenues along with the increase in absolute dollars of the sales and marketing expenses.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.6 million for the three months ended March 31, 2007, as compared to $2.8 million for the three months ended March 31, 2006. The increase was attributed mainly to an increase in equity-based compensation expenses related to the adoption of SFAS 123(R) that amounted to $1.5 million for the first quarter of 2007 as compared to $0.9 million for the first quarter of 2006. One additional factor that increased general and administrative expenses was higher legal and accounting expenses for the first quarter of 2007 as compared to 2006.

General and administrative expenses as a percentage of total revenues were 7% and 5% for the first quarters of 2007 and 2006. This increase in general and administrative expenses as a percentage of total revenues was due to the decrease in revenues along with the increase in absolute dollars of the general and administrative expenses.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2007 increased to $3.7 million from $3.1 million for the three months ended March 31, 2006. The increase was due to overall higher market interest rates during the three months ended March 31, 2007, as compared to the same period in 2006. Our total cash, cash equivalents and marketable securities were $355.3 million as of March 31, 2007, compared to $374.9 million as of March 31, 2006. The decrease was primarily due to the use of cash for stock repurchases during 2006.

Provision for Income Taxes. Our income tax expenses were $1 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. The provision for income taxes as a percentage of income before taxes was 43% and 22% for the three months ended March 31, 2007 and 2006, respectively. The increase in the provision for income taxes as a percentage of pretax income for the first quarter of 2007 was mainly the result of an increase in expenses related to SFAS 123(R), which expenses were associated mainly with our Israeli employees and were not deductible for tax purposes. Tax benefit related to the expensing of equity-based compensation amounted to $0.2 million for the three months ended March 31, 2007 as compared to $0.1 million for the three months ended March 31, 2006.

In 2007 and 2006, we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2015.

On April 1, 2005, an amendment to the Israeli Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplified the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (29% for 2007). We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index. As of January 1, 2007, we started to generate income under the provision of the amendment.

Equity-Based Compensation Expense. On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Equity-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 were $4.2 million and $2.5 million, respectively. Upon adoption of SFAS 123(R), we also changed our method of valuation for equity-based awards granted beginning in fiscal 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (Black-Scholes model) which was previously used for our presentation of pro forma information required under SFAS 123. The use of EMLM model requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and exercise behavior. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the EMLM model change significantly, equity-based compensation expense may differ materially in the future from that recorded in the current period. See Note K to the Notes to the Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $7.1 million and $4.1 million for the first quarters of 2007 and 2006, respectively. The increase in net cash provided by operating activities in the first quarter of 2007 as compared to the same period in 2006 resulted mainly from the decrease in inventory by $1.7 million during the first quarter of 2007 compared with an increase in inventory of $3.2 million during the first quarter of 2006. The increase in cash from operating activities was also a result of the decrease in accrued compensation and benefits by $2.0 million and $3.8 million for the first quarters of 2007 and 2006, respectively, due to the payment of annual bonuses to our executive officers and employees. This was partially offset by the decrease in net income for the comparable periods.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2007, we purchased $49.3 million of investments classified as held-to-maturity marketable securities, bank deposits and auction rate securities, as compared to $23.4 million during the first three months of 2006. During the same periods, $40.3 million and $10.5 million, respectively, of investments classified as held-to-maturity marketable securities matured.

Our capital equipment purchases for the first three months of 2007, consisting primarily of research and development software tools, computers and other peripheral equipment, totaled $1.2 million, as compared to $0.8 million for the first three months of 2006.

Financing Activities. During the first quarter of 2007, we received $0.9 million upon the exercise of employee stock options, as compared to $26.6 million during the first quarter of 2006. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock, which authorization was increased by an additional 2.5 million shares of our common stock in July 2003, 2.5 million additional shares in October 2004, and 3.0 million additional shares in January 2007. Based on these authorizations, approximately 3.8 million shares to our common stock remain authorized for repurchase as of March 31, 2007.

In March 31, 2007, we had cash and cash equivalents totaling approximately $35.2 million, short term investments of $30.7 million and marketable securities of approximately $289.4 million.

Our working capital at March 31, 2007 was approximately $167.1 million. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors — We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2007. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to partially protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2007 we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2007.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues”; (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers”; (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of Integrated Digital Telephony (IDT) products and our business and operating results may be materially adversely affected if we do not continue to succeed in the highly competitive IDT market”; (4) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses”; (5) changes to the Risk Factor below entitled “In order to sustain the future growth of our business, we must penetrate new markets and our new products, such as our DECT products, must achieve widespread market acceptance”; (6) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business”; and (7) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.”

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 49% and 68% of our total revenues for the three months ended March 31, 2007 and 2006 respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 31% and 44% of our revenues for the three months ended March 31, 2007 and 2006, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – Panasonic, Uniden, CCT and SunCorp – derived from sales through Tomen Electronics or directly to the customers, accounted for 78% and 86% of total revenues for the three months ended March 31, 2007 and 2006, respectively. In addition to Panasonic mentioned above, sales to Uniden represented 22% and 17% of total revenues for the three months ended March 31, 2007 and 2006, respectively;

sales to Hong Kong-based CCT Telecom represented 12% and 16% of total revenues for the three months ended March 31, 2007 and 2006, respectively; and sales to Hong Kong-based SunCorp represented 13% and 9% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first quarter of 2007. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 84% and 80% of our total revenues for the first quarters of 2007 and 2006, respectively. Sales of our 5.8GHz and 2.4GHz products represented 40% and 21%, respectively, of our total revenues for the first quarter of 2007, and 36% and 30%, respectively, of our total revenues for the first quarter of 2006. We expect that our 5.8GHz products and, to a lesser extent, our 2.4GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2007 and future years. As a result, any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Moreover, in recent years, we benefited from the shift from analog-based to digital-based systems. The erosion of this trend or alternatively a reverse shift from digital-based to analog-based systems could materially adversely affect our revenues.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT and CoIP products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements;

•	entry into new markets, including China, Korea, South America and the domestic Japanese market;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including the changing economic conditions in the United States and worldwide.

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

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for the first quarter of 2007 was 39%. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes, mix of products sold, increases in the pricing of silicon wafers, and increases in other production costs, including testing and assembly. Furthermore, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first quarter of 2007. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. In consideration of this, we introduced our new DECT product for the European market in 2004. Sale of DECT products represented approximately 16% of our total revenues for the first quarter of 2007. We anticipate that sales of DECT products to the European market will be a key driver of our business in the near future. However, there are no assurances that we will successfully penetrate the competitive European DECT market or that our DECT products will achieve general market deployment and acceptance.

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

We believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT, CoIP and video products. We cannot assure you that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2007, 250 of our 320 employees were located in Israel, including 157 out of 210 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (29% for 2007) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2015. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition. On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (29% for 2007). We could also be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first quarter of 2007. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

DSP GROUP, INC.
(Registrant)

Date: May 8, 2007	By:	/s/ Dror Levy
Dror Levy, Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)