Form 10-Q
period 2007-06-30
DSP GROUP INC /DE/
filed 2007-08-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 1, 2007, there were 28,228,143 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,365	$37,344
Short-term investments	21,171	22,698
Marketable securities	191,491	109,472
Trade receivables, net	30,560	21,489
Deferred income taxes	2,520	1,516
Other accounts receivable and prepaid expenses	5,127	4,049
Inventories	10,908	14,366

TOTAL CURRENT ASSETS	322,142	210,934

PROPERTY AND EQUIPMENT, NET	12,831	12,644

LONG-TERM ASSETS:
Marketable securities	80,634	179,368
Long-term prepaid expenses and lease deposits	704	672
Deferred income taxes	2,977	1,987
Severance pay fund	5,894	5,689
Intangible assets, net	693	1,194
Goodwill	1,500	1,500

	92,402	190,410

TOTAL ASSETS	$427,375	$413,988

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,828	$10,950
Accrued compensation and benefits	7,690	9,215
Income taxes payables	13,105	10,359
Accrued expenses and other accounts payable	10,064	10,650

TOTAL CURRENT LIABILITIES	49,687	41,174

ACCRUED SEVERANCE PAY	6,198	6,065

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares: 5,000,000 at June 30, 2007 and December 31, 2006; Issued and outstanding shares: none at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at June 30, 2007 and December 31, 2006; Issued and outstanding: 28,163,429 and 28,377,838 shares at June 30, 2007 and December 31, 2006, respectively	28	28
Additional paid-in capital	223,902	216,041
Treasury stock	(47,544)	(44,546)
Accumulated other comprehensive income (loss)	(1,533)	28
Retained earnings	196,637	195,198

TOTAL STOCKHOLDERS’ EQUITY	371,490	366,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,375	$413,988

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$52,436	$60,737	$101,723	$112,689
Cost of revenues (1)	31,233	35,632	61,233	65,987

Gross profit	21,203	25,105	40,490	46,702

Operating expenses:
Research and development (2)	12,465	12,409	25,221	23,310
Sales and marketing (3)	4110	4,070	8.307	7,876
General and administrative (4)	3,328	2,895	6,925	5,695

Total operating expenses	19,903	19,374	40,453	36,881

Operating income	1,300	5,731	37	9,821
Interest and other income, net	2,927	3,351	6,579	6,460

Income before taxes on income	4,227	9,082	6,616	16,281
Taxes on income (5)	1,263	1,994	2,288	3,555

Net income	$2,964	$7,088	$4,328	$12,726

Net earnings per share:
Basic	$0.10	$0.24	$0.15	$0.43

Diluted	$0.10	$0.23	$0.15	$0.41

(1)	Includes equity-based compensation expense in the amount of $166 and $130 for the three months ended June 30, 2007 and 2006, respectively, and equity-based compensation expense in the amount of $332 and $208 for the six months ended June 30, 2007 and 2006, respectively.
(2)	Includes equity-based compensation expense in the amount of $1,929 and $1,703 for the three months ended June 30, 2007 and 2006, respectively, and equity-based compensation expense in the amount of $4,017 and $2,925 for the six months ended June 30, 2007 and 2006, respectively.
(3)	Includes equity-based compensation expense in the amount of $447 and $354 for the three months ended June 30, 2007 and 2006, respectively, and equity-based compensation expense in the amount of $887 and $622 for the six months ended June 30, 2007 and 2006, respectively.
(4)	Includes equity-based compensation expense in the amount of $1,165 and $1,171 for the three months ended June 30, 2007 and 2006, respectively, and includes equity-based compensation expense in the amount of $2,625 and $2,096 for the six months ended June 30, 2007 and 2006, respectively.
(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $158 and $121 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the figures include tax benefit resulting from equity-based compensation expense in the amount of $343 and $208, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$14,630	$6,042
Investing activities
Purchase of marketable securities and short-term investments	(56,675)	(53,534)
Proceeds from maturity of marketable securities and short-term investments	71,790	28,081
Purchases of property and equipment	(1,747)	(2,114)

Net cash provided by (used in) investing activities	13,368	(27,567)
Financial activities
Purchase of treasury stock	(7,730)	(24,974)
Issuance of common stock and treasury stock for cash upon exercise of options	2,753	29,058

Net cash provided by (used in) financing activities	(4,977)	4,084

Increase (decrease) in cash and cash equivalents	$23,021	$(17,441)

Cash and cash equivalents at the beginning of the period	$37,344	$50,460

Cash and cash equivalents at the end of the period	$60,365	$33,019

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended June 30, 2006	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2006	30.241	$30		$205,122	$—	$181,018	$(9)		$386,161
Net income	—	—		—	—	7,088	—	$7,088	7,088
Unrealized gain (loss) from hedging activities, net	—	—		—	—	—	356	356	356

Total comprehensive income								$7,444
Purchase of treasury stock	(976)	(1)		—	(24,973)	—	—		(24,974)
Equity-based compensation	—	—		3,358	—	—	—		3,358
Exercise of employees options	49	(	*	613	—	—	—		613
Insurance of treasury stock upon exercise of stock option by employees	17	(	*	—	454	(204)	—		250

Balance at June 30, 2006	29,331	$29		$209.093	$(24,519)	$187,902	$347		$372,852

Three Months Ended March 31, 2007
Balance at December 31, 2006	28,471	$28		$220,194	$(42,372)	$194,379	$22		$372,251
Net income	—	—		—	—	2,964	—	$2,964	2,964
Unrealized (loss) gain from hedging activities, net							(154)	(154)	(154)
Unrealized (loss) gain marketable securities	—	—		—	—	—	(1,401)	(1,401)	(1,401)

Total comprehensive income								$1,409
Purchase of treasury stock	(421)	(	*	—	(7,730)	—	—		(7,730)
Equity-based compensation	—	—		3,708	—	—	—		3,708
Issuance of treasury stock upon exercise of stock options by employees	113	(	*	—	2,558	(706)	—		1,852

Balance at June 30, 2007	28,163	$28		$223,902	$(47,544)	$196,637	$(1,533)		$371,490

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Six Months Ended June 30, 2006	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$179,968	$45		$349,134
Net income	—	—		—	—	12,726		$12,726	12,726
Unrealized gain from hedging activities, net	—	—		—	—	—	302	302	302

Total comprehensive income								$13,028
Purchase of treasury stock	(976)	(1)		—	(24,973)	—	—		(24,974)
Issuance of common stock upon exercise of options employees	852	1		14,499	—	—	—		14,500
Equity-Based Compensation	—	—		5,852	—	—	—		5,852
Issuance of treasury stock upon exercise of stock options by employees	819	(	*	203	18,975	(4,620)	—		14,558
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	40	(	*	—	926	(172)	—		754

Balance at June 30, 2006	29,331	$29		$209,093	$(24,519)	$187,902	$347		$372,852

Six Months Ended June 30, 2007
Balance at December 31, 2006	28,378	$28		$216,041	$(44,546)	$195,198	$28		$366,749
Net income	—	—		—	—	4,328	—	$4,328	4,328
Unrealized (loss) gain from hedging activities,							(160)	(160)	(160)

Unrealized (loss) gain from marketable securities	—	—		—	—	—	(1,401)	(1,401)	(1,401)

Total comprehensive income								$2,767
Purchase of treasury stock	(421)	(	*		(7,730)	—	—		(7,730)
Equity-Based Compensation	—	—		7,861	—	—	—		7,861
Issuance of treasury stock upon exercise of stock options by employees	162	(	*	—	3,703	(1,190)	—		2,513
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	44	(	*	—	1,029	(214)	—		815
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – See note E)	—	—		—	—	(1,485)	—		(1,485)

Balance at June 30, 2007	28,163	$28		$223,902	$(47,544)	$196,637	$(1,533)		$371,490

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2006.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Work-in-process	$4,847	$5,248
Finished goods	6,061	9,118

	$10,908	$14,366

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	Unaudited
Net income	$2,964	$7,088	$4,328	$12,726
Earnings per share:
Basic	$0.10	$0.24	$0.15	$0.43
Diluted	$0.10	$0.23	$0.15	$0.41
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	28,257	29,871	28,356	29,674
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	212	761	224	1,034

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	28,469	30,632	28,580	30,708

NOTE D—INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

During the second quarter of 2007, marketable securities were classified as available for sale due to the anticipated sale of certain marketable securities in connection with the Company’s anticipated acquisition of the cordless and VoIP terminals business of NXP B.V. (see note M). Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. Prior to the second quarter of 2007, marketable securities were classified as held-to-maturity as the Company previously had the positive intent and ability to hold the securities to maturity and were stated at amortized cost.

The following is a summary of marketable securities at June 30, 2007 and December 31, 2006:

	Amortized cost		Unrealized losses, net		Other than temporary loss		Estimated fair value
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
US government obligations and political subdivisions	$156,524	$180,684	$(1,017)	$(2,225)	$(510)	$—	$154,997	$178,459
Corporate obligations	117,998	108,156	(384)	(775)	(486)	—	117,128	107,381
	$274,522	$288,840	$(1,401)	$(3,000)	$(996)	$—	$272,125	$285,840

The amortized cost of marketable securities at June 30, 2007, by contractual maturities or anticipated date of sale, is shown below:

	Amortized cost	Unrealized losses	Other than temporary loss	Estimated fair value
Due in one year or less	$192,820	$(333)	$(996)	$191,491
Due after one year to five years	81,702	(1,068)	—	80,634
	$274,522	$(1,401)	$(996)	$272,125

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The Company recorded other than temporary losses in the amount of $996 on its investments in marketable securities, with related tax benefit in the amount of $339, in the condensed consolidated statements of income as of June 30, 2007 due to the anticipated sale of certain marketable securities in connection with the anticipated acquisition of the cordless and VoIP terminals business of NXP B.V. (see note M).

The unrealized losses on the Company’s investments in all types of securities are due to interest rate increases. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2007.

NOTE E—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three and six months ended June 30, 2007 included the tax benefit associated with equity-based compensation expenses in the amount of $158 and $343, respectively. Tax provision for the three and six months ended June 30, 2006 included the tax benefit associated with equity-based compensation expenses in the amount of $121 and $208, respectively. Tax provision as a percentage of pre-tax income was 30% and 35% for the three and six months ended June 30, 2007, respectively. Tax provision as a percentage of pre-tax income was 22% for both the three and six months ended June 30, 2006.

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

The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. The Company had $1,228 in interest related to unrecognized tax benefits accrued as of January 1, 2007. The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Currently the Company’s U.S. federal income tax returns for 2003 and 2004 are under examination. The last examination conducted by the U.S. tax authorities prior to the current examination was in respect to the Company’s U.S. federal income tax returns for 1998.

With respect to DSP Group Ltd., the Company’s Israeli subsidiary, the Company is no longer subject to income tax examinations for years before 2004.

NOTE F—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 50% and 65% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively. Additionally, Tomen Electronics accounted for 50% and 67% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 33% and 32% of the Company’s revenues for the three and six months ended June 30, 2007, respectively. Sales to Panasonic through Tomen Electronics generated approximately 45% of the Company’s revenues for the both three and six months ended June 30, 2006. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations.

Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 19% and 10% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively. Sales to Uniden represented 20% and 13% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively. Sales to Hong Kong-based CCT Telecom represented 16% and 15% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively. Sales to CCT Telecom represented 14% and 16% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively. Sales to Hong Kong-based SunCorp represented 12% of the Company’s total revenues for both the three months ended June 30, 2007 and 2006. Sales to SunCorp represented 12% and 11% of the Company’s total revenues for the six months ended June 30, 2007 and 2006.

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

As of June 30, 2007 and December 31, 2006, the Company recorded comprehensive (loss) and income of $(133) and $28, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2007. Such amounts will be recorded into earnings during the remainder of 2007.

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

NOTE K—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for equity-based awards exchanged for employee services. Accordingly, equity-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied APB 25, “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures required under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased or cancelled after the effective date of SFAS 123(R). Upon adoption of SFAS 123(R), the Company also changed its method of valuation for equity-based awards granted beginning in fiscal year 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used to present the Company’s pro forma information required under SFAS 123. For options granted prior to 2006, the Company did not change its valuation method. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

Grants for Three months Ended June 30, 2007 and June 30, 2006:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended June 30, 2007 and 2006 was $6.20 and $9.29 per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended June 30, 2007	Three months ended June 30, 2006
Volatility	32.48%	36.44%
Risk-free interest rate	4.73%	4.81%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.58%	2.02%
Post-vest cancellation rate	1.12%	1.00%
Suboptimal exercise factor	1.64	1.65

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended June 30, 2007 and 2006 derived from the binomial model was 4.60 and 4.56 years, respectively.

Pre-vesting forfeitures were estimated to be approximately 3.58% and 2.02% for the three months ended June 30, 2007 and 2006, respectively, based on historical experience. Post-vesting forfeitures rate was 1.12% and 1.00% for the three months ended June 30, 2007 and 2006, respectively, and is included in the valuation above.

Employee Stock Benefit Plans

As of June 30, 2007, the Company had five stock option plans and one employee stock purchase plan. As of June 30, 2007, approximately 242,000 shares of Common Stock remain available for grant under the Company’s employees stock purchase plan and approximately 1,980,000 shares of Common Stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding at April 1, 2007	7,717,613	$24.02

Options granted	4,000	$18.97

SAR units granted (**)	34,000	$19.96

Options / SAR units cancelled/forfeited/expired	(825,979)	$30.30

Options exercised	(113,440)	$16.33

Outstanding at June 30, 2007(***)	6,816,194	$23.37	4.87	$4,212

Exercisable at June 30, 2007(****)	3,360,066	$22.74	3.62	$4,091

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common Stock as of June 30, 2007 ($20.47 per share).
(**)	Each SAR grant is convertible for a maximum number of shares of the Company’s Common Stock equal to 50% of the SAR units subject to the grant.
(***)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 5,481,863 shares of the Company’s Common Stock.
(****)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount can be exercised for a maximum of 3,186,969 shares of the Company’s Common Stock.

Additional information about stock options outstanding at June 30, 2007 with exercise prices less than or above $20.47 per share (the closing price of the Company’s Common Stock at June 30, 2007) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Less than $20.47	860,332	$15.71	79,917	$18.96	940,249	$15.99
Above $20.47	2,499,734	$25.15	3,376,211	$24.10	5,875,945	$24.55

Total	3,360,066	$22.74	3,456,128	$23.98	6,816,194	$23.37

The Company’s aggregate compensation cost for the three months ended June 30, 2007 and 2006 totaled $3,708 and $3,358, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation awards for the three months ended June 30, 2007 and 2006, was $158 and $121, respectively.

The Company’s aggregate compensation cost for the six months ended June 30, 2007 and 2006 totaled $7,862 and $5,852, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation award for the six months ended June 30, 2007 and 2006 was $343 and $208, respectively.

As of June 30, 2007, there was $15,826 of total unrecognized compensation cost related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized over the period from 2007 through 2011.

NOTE L—NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE M—ACQUISITION OF THE CORDLESS AND VOIP TERMINALS BUSINESS OF NXP B.V.

On May 12, 2007, the Company entered into an offer letter with NXP to acquire its cordless and VoIP terminals business, currently part of NXP’s Mobile and Personal Business Unit. In connection with the acquisition, the Company agreed to pay $270 million, consisting of $200 million in cash and $70 million in the issuance of the Company’s common stock on the basis of the average closing price per share for its common stock on NASDAQ Global Select Market during the twenty business days ending on the fifth business day prior to the closing of the transaction. The Company also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance. The proposed acquisition does not require approval of the Company’s stockholders. The Company filed its Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice and early termination of the applicable waiting period has been granted. Subject to customary closing conditions, the transaction is expected to close in the third quarter of 2007, although there are no assurances the acquisition will be consummated at that time, if at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our pending acquisition of the cordless and VoIP terminals business of NXP B.V.;

•

Our expectation that sales from 5.8GHz products and, to a lesser extent, 2.4GHz products, will continue to represent a significant percentage of our revenue for the remainder of 2007 and in future periods. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the latter half of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products;

•	Our belief that our DECT and CoIP products will contribute to our revenue in 2007 and increase as a percentage of total revenues in 2007 as compared to 2006;

•

Our belief that our future growth will be dependent on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products;

•	Our expectation that research and development costs will increase in the remaining two quarters of 2007;

•	Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication;

•

Our belief that the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets;

•	Our belief that the market will become more price sensitive in the latter half of 2007 due to the lack of new model launches and market anticipation of next generation products;

•	Our belief that price competition may also cause a shift in sales from digital-based products to analog-based products in the latter half of 2007;

•	Our current forecast that third quarter 2007 sales will be lower than second quarter 2007 sales; and

•

Our anticipation that our available cash and cash equivalents at June 30, 2007 should be sufficient to finance our operations for both the short and long term; although the use of our existing liquidity resources for the acquisition of NXP B.V.’s cordless and VoIP terminals business is expected to materially decrease our current levels of cash, investments and securities.

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

Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Acquisition of the Cordless and VoIP Terminals Business of NXP B.V.

On May 12, 2007, we entered into an offer letter with NXP B.V. to acquire its cordless and VoIP terminals business, currently part of NXP’s Mobile and Personal Business Unit. In connection with the acquisition, we agreed to pay $270 million, consisting of $200 million in cash and $70 million in the issuance of our common stock on the basis of the average closing price per share for our common stock on NASDAQ Global Select Market during the twenty business days ending on the fifth business day prior to the closing of the transaction. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance. The proposed acquisition does not require our stockholders’ approval. We filed our Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice and early termination of the applicable waiting period has been granted. Subject to customary closing conditions, the transaction is expected to close in the third quarter of 2007, although there are no assurances the acquisition will be consummated at that time, if at all.

Information contained in this Quarterly Report, including forward looking information and discussions about market trends, should be read in light of the proposed acquisition of NXP’s cordless and VoIP terminals business.

Business

Our business model is relatively straightforward. DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the short-range residential wireless communications market. Our chipsets incorporate advanced technologies, such as DSP processors, communications technologies, highly advanced radio frequency (RF) devices and in-house developed Cordless-over-Internet-Protocol (CoIP) hardware and software technologies. Our products include 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), including DECT 6.0, 2.4GHz and 5.8GHz chipsets for cordless telephones, Bluetooth for voice, data and video communication, solutions for digital voice recorders and VoIP and other voice-over-packet applications. Our current primary focus is digital cordless telephony with sales of our CoIP, DECT, 2.4GHz and 5.8GHz chipsets representing approximately 84% of our total revenues for the first half of 2007.

In recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market. We believe we were able to penetrate the residential wireless telephony market and increase our market share and customer base by taking advantage of the market transformation from analog-based to digital-based technologies for telephony products, the earlier shift from 900MHz to 2.4GHz technologies, and the shift from 2.4GHz to 5.8GHz technologies. Our focus on the convergence of these trends has allowed us to offer products with more features, and better range, security and voice quality. Another factor that contributed to our growth in recent years is our focus on new emerging markets such as the Japanese domestic market and the DECT market. An additional factor that contributed significantly to our revenue growth over the past few years is the market acceptance of our multi-handset solutions for cordless telephony. In recognition of the need to penetrate new markets and introduce new products to further expand our business, we decided to penetrate the DECT market, introducing our first DECT products in late 2004. Revenues derived from the sale of DECT products represented 18% of our total revenues for the first half of 2007. In addition to the sale of DECT products, sales of our CoIP products, which we also consider to be a key product line with respect to our 2007 revenues, increased significantly during the first half of 2007 to 7% of our total revenues for the first half of 2007 and exceeded our combined revenues for all three quarters of CoIP sales in 2006. We believe our future growth will be dependent on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products.

For the first half of 2007, our revenues decreased by 10% in comparison to 2006, reaching a level of $101.7 million of sales. This decrease was mainly the result of decreased sales of our 2.4GHz and 5.8GHz products, partially offset by increased sales of our DECT and CoIP products. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease in the latter half of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products and increase in quantities of DECT 6.0 and the U.S. market . Our gross margin decreased to a level of 40% of total revenues for the first half of 2007 from 41% for the first half of 2006, primarily due to the continued decline in the average selling prices of our products. We had no operating income for the first half of 2007, compared to $9.8 million of operating profit for the same period in 2006, representing 8.7% of revenues. The decrease in operating income for the first half of 2007 was primarily attributable to (i) an increase in expenses related to equity-based compensation under SFAS 123(R), (ii) the decline in revenues and gross margins, and (iii) the increase in salaries and labor expenses related to research and development. Operating expenses increased by 10% in 2007 as compared to 2006, reaching a level of $40.5 million. The increase in operating expenses was mainly the result of an increase in expenses related to equity-based compensation resulting from the implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Equity-based compensation expense (net of tax benefit) amounted to $7.5 million for the first half of 2007 as compared to $5.6 million for the same period in 2006. The increase also was the result of an increase in salary and labor expenses related to research and development for the first half of 2007 as compared to the same period in 2006.

As of June 30, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $60.4 million, short term investments of approximately $21.2 million and marketable securities of approximately $272.1 million, totaling to $353.7 million. We anticipate that the acquisition of NXP’s cordless and VoIP terminals business will be partially financed using our existing liquidity resources, and therefore the acquisition is expected to materially decrease our current levels of cash, investments and securities.

Our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. We expect pricing pressures relating to the average selling prices of our products to continue during the remainder of 2007 and we expect the market will become more price sensitive in the latter half of 2007 due to the market anticipation of next generation of VoIP and Multimedia over Wi-Fi products. We believe price competition also has caused and will continue to cause a shift in sales from digital-based products to analog-based products in the latter half of 2007, a trend that could also harm our revenues and future growth. Therefore, in order to penetrate new markets and maintain our market share with our existing products, we may need to offer our products in the future at lower prices which may result in lower profits. We also must continue to monitor and control our operating costs and our gross margins in order to offset future declines in average selling prices. In addition, as we are a fabless semiconductor company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may increase our raw material and production costs and thus decrease our gross margins. Also, future increases in the pricing of silicon wafers and assembly or testing costs may affect our ability to implement cost reductions and may decrease our gross profit in future periods. Moreover, we are currently witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business. In order to partially offset these factors, we are implementing cost improvement plans designed by our engineers to reduce testing costs and offer our customers more cost effective products.

Moreover, our future growth is dependent not only on the continued success of our existing products but also the successful introduction of new products. Since our products are incorporated into end products of original equipment manufacturer (OEM) customers, our business is very dependent on their ability to introduce products that achieve market acceptance in consumer electronic markets, which are equally competitive.

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

Another market trend that could affect the results of our operations is the potential shift in the U.S. digital telephony market towards DECT products as during 2006 the Federal Communications Commission (FCC) authorized the use of the DECT frequency band in the U.S. (DECT 6.0). The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this market may have a material adverse effect on our profits and results of operations.

We are taking several steps to address the new challenges and market trends. We are preparing for the deployment of broadband services to the residence, a current trend in our market. We currently are engaged in two projects with customers designing cordless phones that incorporate CoIP chipsets, one of which is with a large European operator whom we already have started shipments in 2006 and the other of which is with Panasonic and is expected to begin shipments in the second half of 2007. We also are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products.

We believe our market is undergoing a transition whereby the residential communications technology, currently characterized mainly by wireless voice communication, is moving towards voice communication over IP networks and ultimately the convergence of voice, video and data communications. We believe that our DECT and CoIP products will contribute to our revenues in 2007 and increase as a percentage of total revenues in 2007 in comparison to 2006. We also believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the latter half of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication. We believe the strategic acquisitions we made in 2003 and 2004 of various video and Wi-Fi technologies will enable us to integrate voice, data and video technologies with broadband offerings and prepare us for the dynamic and evolving nature of the short-range multimedia communication and home wireless markets.

However, our ability to introduce new products and expand into new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $52.4 million for the second quarter of 2007 as compared to $60.7 million for the same period in 2006. Our revenues were $101.7 million for the first 6 months of 2007 as compared to $112.7 million for the same period in 2006. This decrease of 14% and 10% for the three and the six months ended June 30, 2007, respectively, as compared to the same periods in 2006, was primarily as a result of a decrease in the sales of our 2.4GHz and 5.8GHz products partially offset by increased sales of our CoIP products. Sales of DECT products were $10.2 million and $18.1 million for the second quarter and first six months of 2007, respectively, representing 19% and 18% of total revenues, respectively. Sales of DECT product for the second quarter and first six months of 2006 were $10.3 million and $17.7 million, respectively, representing 17% and 16% of revenues respectively. Sales of 5.8GHz products for the second quarter of 2007 and 2006 were $17.5 million and $21.8 million, respectively, representing approximately 33% and 36% of our total revenues, respectively, a decrease of 20% in absolute dollars comparing sales for the second quarter of 2007 in relation to sales for the second quarter of 2006. Sales of 5.8GHz products for the first half of 2007 and 2006 were $37.2 million and $40.4 million, respectively, representing approximately 37% and 36% of our total revenues, respectively, a decrease of 8% comparing sales for the first half of 2007 in relation to the first half of 2006. Sales of 2.4GHz products for the second quarter of 2007 and 2006 were $12.7 million and $17.9 million, respectively, representing approximately 24% and 29% of our total revenues, respectively, a decrease of 29% in absolute dollars comparing sales for the second quarter of 2007 in relation to sales for the second quarter of 2006. Revenues from 2.4GHz products for the first half of 2007 and 2006 were $22.8 million and $32.9 million, respectively, representing approximately 22% and 29% of our total revenues, respectively, a decrease of 31% in absolute dollars comparing sales for the first half of 2007 in relation to the first half of 2006. Revenues from CoIP products for the first half of 2007 and 2006 were $6.9 million and $0 million, respectively, representing approximately 7% and 0% of our total revenues, respectively.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	$84	$323	$235	$448
Japan	35,191	39,765	69,711	75,175
Europe	135	458	211	799
Hong-Kong	15,010	16,747	27,789	30,344
Other	2,016	3,444	3,777	5,923

Total revenues	$52,436	$60,737	$101,723	$112,689

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. The magnitude of this trend varies annually. However, our current forecast is a decrease in the third quarter 2007 sales as compared to the second quarter 2007 sales.

Significant Customers. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 50% and 65% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. Additionally, Tomen Electronics accounted for 50% and 67% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 as compared to 2006 was primarily due to a shift from sales to one of our significant customers through Tomen for most of 2006 to direct sales to that customer in 2007, as well as an absolute decrease in sales to Tomen in 2007 as compared to 2006.

The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential wireless products with significant market share in the U.S. market. Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 33% and 32% of our revenues for the three and six months ended June 30, 2007, respectively. Sales to Panasonic through Tomen Electronics generated approximately 45% of our revenues for the both three and six months ended June 30, 2006. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations. Sales to Uniden through Tomen Electronics or directly to Uniden represented 19% and 10% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. Sales to Uniden represented 20% and 13% of our total revenues for the six months ended June 30, 2007 and 2006. In addition, sales to Hong Kong-based CCT Telecom represented 16% and 15% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. Sales to CCT Telecom represented 14% and 16% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. Sales to Hong Kong-based SunCorp represented 12% of our total revenues for both the three months ended June 30, 2007 and 2006. Sales to SunCorp represented 12% and 11% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.

Significant Products. Revenues from our 5.8GHz and 2.4GHz digital products represented 37% and 22%, respectively, of total revenues for the first and second quarter of 2007. We believe that sales of 5.8GHz digital products and to a lesser extent 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2007 and in future periods. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the latter half of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our 2.4GHz and 5.8GHz products. Also, price competition, resulting in a shift in sales from digital-based products to analog-based products, could harm our revenues for 2.4GHz and 5.8GHz products. Revenues from our DECT products represented 19% and 18% of total revenues for the second quarter and first six months of 2007, respectively. Revenues from our CoIP products represented 6% and 7% of revenues for the second quarter and first six months of 2007, respectively.

Gross Profit. Gross profit as a percentage of revenues was 40% for the second quarter of 2007 and 41% for the second quarter of 2006. Gross profit as a percentage of revenues was 40% for the first half of 2007 and 41% for the first half of 2006. The decrease in our gross profit for the second quarter and the first half of 2007 as compared to the same periods in 2006 was primarily due to the continued decline in the average selling prices of our products and to the decline in total revenues and the difference in mix of products between comparable periods.

Our gross profit may decrease further in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Future increases in the pricing of silicon wafers or in other production costs, such as testing and assembly, may affect our ability to implement cost reductions and may decrease our gross profit in future periods. As we are a fabless company, global market trends such as “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs) may also increase our raw material costs and decrease our gross profit. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans designed by our engineers to reduce cost of testing and offer our customers more cost effective products. However, we can provide no assurance that this solution will be accepted by our customers or that it will help us to offset the expected decrease in gross margins.

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

Research and Development Expenses. Our research and development expenses increased slightly to $12.5 million for the second quarter of 2007 from $12.4 million for the second quarter of 2006. Research and development expenses increased to $25.2 million for the first six months of 2007 from $23.3 million for the first six months of 2006. The increase for the second quarter and the first half of 2007 was primarily attributed to the increase in expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $1.9 million and $4.0 million for the second quarter and the first six months of 2007, respectively, compared to $1.7 million and $2.9 million for the second quarter and the first six months of 2006, respectively. The increase in research and development expenses also was a result of an increase in salary and labor expenses for the second quarter and the six months ended June 30, 2007 as compared to the same periods in 2006, which was partially offset by a decrease in other project related expenses in 2007 as compared to the same periods in 2006.

Our research and development expenses as a percentage of total revenues were 24% and 20% for the three months ended June 30, 2007 and 2006, respectively, and 25% and 21% for the six months ended June 30, 2007 and 2006, respectively. This increase in research and development expenses as a percentage of total revenues was due to the decrease in total revenues along with the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. As a result, our research and development expenses in absolute dollars are expected to increase in the remaining two quarters of 2007.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $4.1 million for the second quarter of 2007 and 2006. For the six months ended June 30, 2007, sales and marketing expenses were $8.3 million as compared to $7.9 million for the same period in 2006. This increase was attributed mainly to higher levels of salary and labor expenses, mainly due to a greater number of sales and marketing employees and contractors. The increase also was a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $0.4 million and $0.9 million for the three and the six months ended June 30, 2007, respectively, compared to $0.4 million and $0.6 million for the three and the six months ended June 30, 2006, respectively. The increase in our sales and marketing expenses was partially offset by a decrease in commission paid to our sales representatives due to lower level of revenues for the second quarter and for the first six months ended June 30, 2007 and a decrease in the average commission paid to our sales representatives.

Our sales and marketing expenses as a percentage of total revenues were 8% and 7% for the three months ended June 30, 2007 and 2006, respectively. Our sales and marketing expenses as a percentage of total revenues also were 8% and 7% for the six months ended June 30, 2007 and 2006, respectively.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.3 million for the three months ended June 30, 2007, as compared to $2.9 million for the three months ended June 30, 2006. For the first half of 2007, general and administrative expenses were $6.9 million as compared to $5.7 million for the same period in 2006. The increase for the six months ended June 30, 2007 is mainly attributable to an increase in equity-based compensation expenses related to the adoption of SFAS 123(R) that amounted to $2.6 million for the first six months of 2007, compared to $2.1 million for the six months ended June 30, 2006. One additional factor that increased general and administrative expenses was higher legal and accounting expenses for the second quarter and the first six months of 2007, as compared to 2006.

General and administrative expenses as percentage of total revenues were 6% and 5% for the second quarter of 2007 and 2006, respectively. General and administrative expenses as percentage of total revenues were 7% and 5% for the first six months of 2007 and 2006, respectively. The increase in general and administrative expenses as a percentage of total revenues for both comparable periods was a result of the increase in absolute dollar amount of general and administrative expenses, along with the decrease in revenues.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended June 30, 2007 decrease to $2.9 million from $3.4 million for the three months ended June 30, 2006 and increased to $6.6 million for the six months ended June 30, 2007 from $6.5 million for the six months ended June 30, 2006. The decrease in the second quarter and the relative small increase for the six months ended June 30, 2007 was due to an other than temporary loss of $1.0 million related to investments in certain marketable securities, offset partially by the overall higher market interest rates during the three and the six months ended June 30, 2007, as compared to the same periods in 2006. The other than temporary loss recorded in 2007 is a result of the anticipated realization of losses from the sale of certain marketable securities as part of the anticipated acquisition of NXP’s cordless and VoIP terminals business. Our total cash, cash equivalents and marketable securities were $353.7 million as of June 30, 2007, compared to $352.8 million as of June 30, 2006.

Provision for Income Taxes. Our tax provision for the second quarter of 2007 and for the first half of 2007 was $1.3 million and $2.3 million, respectively. Our tax provision for the second quarter of 2006 and for the first half of 2006 was $2.0 million and $3.6 million, respectively. The provision for income taxes as a percentage of income before taxes was 30% and 22% for the three months ended June 30, 2007 and 2006, respectively. The provision for income taxes as a percentage of income before taxes was 35% and 22% for the six months ended June 30, 2007 and 2006, respectively. The increase in provision for income taxes as a percentage of pretax income in both periods was a result of an increase in expenses related to SFAS 123(R) that are not deductible for tax purposes (in countries other than US). Tax benefit related to the expensing of equity-based compensation amounted to $0.2 million and $0.3 million for the second quarter and first half of 2007, respectively, compared to $0.1 million and $0.2 million for second quarter and the first half of 2006 respectively.

In 2007 and 2006 we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $14.6 million and $6.0 million for the first six months of 2007 and 2006, respectively. The increase in net cash provided by operating activities in the first half of 2007 as compared to the same period in 2006 resulted mainly from the decrease in inventory by $3.5 million during the first half of 2007 compared with an increase in inventory of $6.7 million during the first half of 2006. The increase in cash from operating activities was also a result of the decrease in accrued compensation and benefits by $0.7 million and 2.6 million for the first half of 2007 and 2006, respectively, due to the payment of annual bonuses to our executive officers and employees. In addition, the increase was also a result of the increase in accounts receivable by $9.1 million and $11.2 for the first half of 2007 and 2006, respectively, due to higher level of sales in the first half of 2007 compared to 2006. Those factors were partially offset by the decrease in net income in the first half of 2007 as compared to the same period in 2006.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2007, we purchased $56.7 million of marketable securities and short term investments, as compared to $53.5 million during the first six months of 2006. During the same periods, $71.8 million and $28.1 million, respectively, of marketable securities and short term investments matured.

Our capital equipment purchases for the first six months of 2007, consisting primarily of research and development software tools and computers, totaled $1.7 million, as compared to $2.1 million for the first six months of 2006.

Financing Activities. During the first half of 2007, we received $2.8 million upon the exercise of employee stock options, as compared to $29.1 million during the first half of 2006. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares. In January 2007 our board authorized the repurchase of an additional 3.0 million shares. During the second quarter of 2007, we repurchased 421,000 shares of Common Stock at an average purchase price of $18.35 per share, for a total consideration of approximately $7.7 million. We have 3,350,377 shares of our common stock remain authorized for repurchase as of June 30, 2007.

In June 30, 2007, we had cash and cash equivalents of approximately $60.4 million, short term investments of $21.2 million and marketable securities of approximately $272.1 million. We anticipate that the acquisition of NXP’s cordless and VoIP terminals business will be partially financed using our existing liquidity resources, and therefore the acquisition is expected to materially decrease our current levels of cash investments and securities.

Our working capital at June 30, 2007 was approximately $272.5 million compared to $171.1 as of June 30, 2006. The increase was mainly due to the reclassification of long term marketable securities to short term marketable securities due to the anticipated sale of certain of our marketable securities in connection with our acquisition of NXP’s cordless and VoIP terminals business. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See the section of the risk factors entitled “Risks Related to the Proposed Acquisition” and the risk factor entitled “We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on an available for sale basis. The Company has the intent to hold these investments until the recovery of fair value.

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in the remaining of 2007. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2007 we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to Condensed consolidated Financial Statement for the period ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock in open market purchases during the three months ended June 30, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2007 to April 30, 2007)	—	—	—	3,771,556
Month #2 (May 1, 2007 to May 31, 2007)	421,179	$18.35	421,179	3,350,377
Month #3 (June 1, 2007 to June 30, 2007)	—	—	—	3,350,377
TOTAL	421,179	$18.35	421,179	3,350,377	(2)

(1)	In March 1999, our board of directors authorized a repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, we announced that our board approved an increase of 2.5 million shares for repurchase. In October 2004, our board approved another increase of 2.5 million shares for repurchase. In January 2007, our board approved another increase of 3.0 million shares for repurchase. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.
(2)	The number represents the number of shares of our common stock that remained available for repurchase pursuant to our Board’s authorizations as of June 30, 2007.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (1) the section of the risk factors entitled “RISKS RELATED TO THE PROPOSED ACQUISITION”; (2) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues”; (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers”; (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if the overall cordless digital market decreases”; (5) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses”; (6) changes to the Risk Factor below entitled “In order to sustain the future growth of our business, we must penetrate new markets and our new products, such as our DECT products, must achieve widespread market acceptance”; (7) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business”; (8) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes”; (9) changes to the Risk Factor below entitled “Because the markets in which we compete are highly competitive, and many of our competitors have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share”; and (10) changes to the Risk Factor below entitled “Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.”

RISKS RELATED TO THE PROPOSED ACQUISITION

Our business and results of operations may be affected by the proposed acquisition.

On May 12, 2007, we entered into an offer letter with NXP B.V. to acquire its cordless and VoIP terminals business, currently part of NXP’s Mobile and Personal Business Unit. In connection with the acquisition, we agreed to pay $270 million, consisting of $200 million in cash and $70 million in the issuance of our common stock on the basis of the average closing price per share for our common stock on NASDAQ Global Select Market during the twenty business days ending on the fifth business day prior to the closing of the transaction. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance. The proposed acquisition could have an adverse effect on our business in the near term if current and prospective customers and strategic partners are reluctant to enter into new agreements with us due to uncertainty about the direction of the company after the acquisition. Also, our earnings may decrease due to the amortization of intangible assets and write-off of in-process research and development in connection with the acquisition. In addition, the process of integrating NXP’s cordless and VoIP terminals business into our company may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. The diversion of management’s and employees’ attention from our day-to-day business, including implementation of strategic initiatives, may cause disruptions among our relationships with customers and strategic partners, all of which could detract from our ability to generate revenue and implement strategic initiatives. Furthermore, even if the acquisition is completed, we cannot assure you that the proposed benefits of the acquisition can be achieved or achieved at the level currently anticipated. Our results of operations after the acquisition could be below the expectations of market analysts, which could cause a decline in our stock price. Moreover, the acquisition would dilute our stockholders’ equity as we intend to issue common stock equal to the value of $70 million as partial consideration for the acquisition. All of the forward-looking statements made in this quarterly report with respect to our business, results of operations and financial condition are necessarily influenced, and would be materially affected, by our proposed acquisition of NXP’s cordless and VoIP terminals business.

If the conditions to the proposed acquisition are not met, the acquisition may not occur.

The consummation of the proposed acquisition is subject to a number of conditions. We have no assurances that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed acquisition will not occur or will be delayed, and the market price of our stock may decline.

Failure to complete the proposed acquisition may negatively affect our future business and operations.

If the acquisition is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•	activities relating to the proposed acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the acquisition does not occur;

•	market price of our common stock could decline following an announcement that the acquisition has been abandoned;

•	we would remain liable for its costs related to the acquisition, such as legal and accounting fees; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

In addition to the above risks, the proposed acquisition may intensify the risks related to our business set forth below.

RISKS RELATED TO THE BUSINESS

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 50% and 67% of our total revenues for the six months ended June 30, 2007 and 2006 respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 32% and 45% of our revenues for the six months ended June 30, 2007 and 2006, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – Panasonic, Uniden, CCT and SunCorp – derived from sales through Tomen Electronics or directly to the customers, accounted for 79% and 84% of total revenues for the six months ended June 30, 2007 and 2006, respectively. In addition to Panasonic mentioned above, sales to Uniden represented 20% and 13% of total revenues for the six months ended June 30, 2007 and 2006, respectively; sales to Hong Kong-based CCT Telecom represented 14% and 16% of total revenues for the six months ended June 30, 2007 and 2006, respectively; and sales to Hong Kong-based SunCorp represented 12% and 11% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first half of 2007. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 84% and 81% of our total revenues for the first half of 2007 and 2006, respectively. Sales of our 5.8GHz and 2.4GHz products represented 37% and 22%, respectively, of our total revenues for the first half of 2007, and 36% and 29%, respectively, of our total revenues for the first half of 2006. We expect that our 5.8GHz products and, to a lesser extent, our 2.4GHz products, will continue to account for a substantial portion of our revenues for the remainder of 2007 and future years. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the latter half of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

Moreover, due to the increased price competition in the cordless telephony market, we are currently witnessing a shift in sales from digital-based to analog-based systems, a trend that could materially adversely affect our revenues.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. For example, export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first half of 2007. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. In consideration of this, we introduced our new DECT product in 2004. Sales of DECT products represented approximately 18% of our total revenues for the first half of 2007. We anticipate that sales of DECT products to the European market will be a key driver of our business in the near future. However, there are no assurances that we will successfully penetrate the competitive European DECT market or that our DECT products will achieve general market deployment and acceptance.

Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reduce our total gross profit in future periods.

Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business.

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz products, we believe there may be a potential shift in the U.S. market towards DECT products. In 2006, at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), the FCC authorized the use of the DECT frequency band in the U.S. This FCC decision allows companies and households to use the multifunctional DECT technology for various communication needs and may lead to the expansion of the U.S. DECT market (DECT 6.0). However, we can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover we can provide no assurance that our DECT 6.0 chipsets will be acceptable to our OEM customers or that the OEM customers to whom we sale DECT 6.0 chipsets will gain significant market share. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2007, 247 of our 316 employees were located in Israel, including 150 out of 200 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first half of 2007. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products as some of our existing products, such as 900MHz, 2.4GHz and 5.8GHz, experienced decreased sales. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

The Company held its 2007 Annual Meeting of Stockholders on May 14, 2007. The Company had 28,464,691 shares of common stock outstanding at the close of business on March 23, 2007, the record date. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of one Class I directors was approved as follows:

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Eliyahu Ayalon	25,589,901	781,064	0	0
Zvi Limon	24,943,415	427,550	0	0
Louis Silver	24,633,428	737,537	0	0

Continuing as directors after the meeting are Eliyahu Ayalon, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver and Patrick Tanguy.

Proposal 2: Ratification of Appointment of Independent Auditors

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2007 with 24,723,120 in favor, 634,232 against, 10,899 abstentions and 0 broker non-votes.

ITEM 6. EXHIBITS.

Exhibit 2.1	Offer letter, dated as of May 12, 2007, by and between NXP B. V. and DSP Group, Inc. (incorporated herein by reference to Exhibit 2.1 filed by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2007	By:	/s/ Dror Levy
Dror Levy, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)