Form 10-Q
period 2007-09-30
DSP GROUP INC /DE/
filed 2007-11-09
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 1, 2007, there were 32,426,210 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,192	$37,344
Short-term investments	1,576	22,698
Marketable securities	68,254	109,472
Trade receivables, net	42,833	21,489
Deferred income taxes	2,638	1,516
Other accounts receivable and prepaid expenses	22,564	4,049
Inventories	16,352	14,366

TOTAL CURRENT ASSETS	192,409	210,934

PROPERTY AND EQUIPMENT, NET	14,926	12,644

LONG-TERM ASSETS:
Marketable securities	50,996	179,368
Long-term prepaid expenses and lease deposits	699	672
Deferred income taxes	4,916	1,987
Severance pay fund	6,311	5,689
Intangible assets, net	100,874	1,194
Goodwill	145,555	1,500

	309,351	190,410

TOTAL ASSETS	$516,686	$413,988

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$20,329	$10,950
Accrued compensation and benefits	10,193	9,215
Accrued restructuring liability	7,000	—
Income taxes payables	12,532	10,359
Accrued expenses and other accounts payable	16,792	10,650

TOTAL CURRENT LIABILITIES	66,846	41,174

Accrued severance pay	6,650	6,065
Accrued pensions, net	1,663	—

TOTAL LONG TERM LIABILITIES	8,313	6,065

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares: 5,000,000 at September 30, 2007 and December 31, 2006; Issued and outstanding shares: none at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at September 30, 2007 and December 31, 2006; Issued and outstanding: 32,421,148 and 28,377,838 shares at September 30, 2007 and December 31, 2006, respectively	32	28
Additional paid-in capital	298,173	216,041
Treasury stock	(45,954)	(44,546)
Accumulated other comprehensive income	569	28
Retained earnings	188,707	195,198

TOTAL STOCKHOLDERS’ EQUITY	441,527	366,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$516,686	$413,988

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$61,866	$63,875	$163,590	$176,565
Cost of revenues (1)	37,201	37,689	98,434	103,676

Gross profit	24,665	26,186	65,156	72,889

Operating expenses:
Research and development (2)	13,874	12,242	39,095	35,553
Sales and marketing (3)	4,680	4,357	12,987	12,233
General and administrative (4)	3,271	2,771	10,196	8,466

In process R&D write-off	10,120	—	10,120	—

Amortization of intangibles and other assets	3,057	—	3,057	—

Total operating expenses	35,002	19,370	75,455	56,252

Operating (loss) income	(10,337)	6,816	(10,299)	16,637
Interest and other income, net	2,569	3,372	9,148	9,832

Income (Loss) before taxes	(7,768)	10,188	(1,151)	26,469
Tax expenses (benefit) on income (5)	(272)	2,136	2,016	5,691

Net (loss) income	$(7,496)	$8,052	$(3,167)	$20,778

Net (loss) earnings per share:
Basic	$(0.25)	$0.28	$0.11	$0.70

Diluted	$(0.25)	$0.27	$0.11	$0.68

(1)	Includes equity-based compensation expense in the amount of $143 and $126 for the three months ended September 30, 2007 and 2006, respectively, and equity-based compensation expense in the amount of $475 and $335 for the nine months ended September 30, 2007 and 2006, respectively (2) Includes equity-based compensation expense in the amount of $1,450 and $1,653 for the three months ended September 30, 2007 and 2006, respectively, and equity-based compensation expense in the amount of $5,467 and $4,578 for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Includes equity-based compensation expense in the amount of $329 and $344 for the three months ended September 30, 2007 and 2006, respectively, and equity-based compensation expense in the amount of $1,216 and $966 for the nine months ended September 30, 2007 and 2006, respectively.

(4)	Includes equity-based compensation expense in the amount of $958 and $854 for the three months ended September 30, 2007 and 2006, respectively, and includes equity-based compensation expense in the amount of $3,583 and $2,950 for the nine months ended September 30, 2007 and 2006, respectively.

(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $113 and $126 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the figures include tax benefit resulting from equity-based compensation expense in the amount of $456 and $335, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Nine Months ended September 30,
	2007	2006
Net cash provided by operating activities	$23,159	$25,073
Investing activities
Purchase of marketable securities and short-term investments	(56,675)	(91,781)
Proceeds from maturity and sale of marketable securities and short-term investments	242,681	59,101
Proceeds from sale of property and equipment	46	—
Purchases of property and equipment	(2,613)	(6,336)
Acquisition of the cordless and VoIP Terminals business of NXP B.V (1)	(201,081)	—

Net cash used in investing activities	(17,642)	(39,016)
Financial activities
Purchase of treasury stock	(7,730)	(31,465)
Issuance of common stock and treasury stock for cash upon exercise of options	3,055	31,825

Net cash provided by (used in) financing activities	(4,675)	360

Increase (decrease) in cash and cash equivalents	$842	$(13,583)

Cash erosion due to exchange rate differences	6	—

Cash and cash equivalents at the beginning of the period	$37,344	$50,460

Cash and cash equivalents at the end of the period	$38,192	$36,877

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”).

The net fair value of the assets acquired and the liabilities assumed, on the date of the Acquisition, was as follows:

Working capital, excluding cash and cash equivalents	19,294
Pension liability	(1,630)
Property and equipment, net	2,716
Technology	75,580
Backlog	4,820
In process research and development	10,120
Customers relations	22,151
Trademarks	590
Goodwill	143,712

277,353
Issuance of shares	(71,396)
Unpaid transaction costs	(4,876)

201,081

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended September 30, 2006	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2006	29,331	$29		$209,093	$(24,519)	$187,902	$347		$372,852
Net income	—	—		—	—	8,052	—	$8,052	8,052
Unrealized gain from hedging activities, net	—	—		—	—	—	(95)	(95)	(95)

Total comprehensive income								$7,957
Purchase of Treasury Stock	(271)	(	*	—	(6,492)	—	—		(6,492)
Equity-based Compensation	—	—		2,977	—	—	—		2,977
Issuance of Treasury Stock upon Purchase of ESPP shares	40	(	*	—	1,014	(266)	—		748
Issuance of Treasury Stock upon exercise of stock options by employees	197	(	*	—	4,960	(1,617)	—		3,343

Balance at September 30, 2006	29,297	$29		$212,070	$(25,037)	$194,071	$252		$381,385

Three Months Ended September 30, 2007
Balance at June 30, 2007	28,163	$28		$223,902	$(47,544)	$196,637	$(1,533)		$371,490
Net loss	—	—		—	—	(7,496)	—	$(7,496)	(7,496)
Unrealized gain from hedging activities, net	—	—		—	—	—	618	618	618
Unrealized gain from marketable securities	—	—		—	—	—	843	843	843
Unrealized gain from foreign currency translation adjustments	—	—		—	—	—	641	641	641

Total comprehensive loss								$(5,394)
Equity-based compensation	—	—		2,880	—	—	—	—	2,880
Issuance of shares in related to the investment in the cordless and VoIP terminals business	4,187	4		71,391	—	—	—	—	71,395
Issuance of Treasury Stock upon purchase of ESPP shares	49	(	*	—	1,095	(242)	—		853
Issuance of Treasury Stock upon exercise of stock options by employees	22	(	*	—	495	(192)	—		303

Balance at September 30, 2007	32,421	$32		$298,173	$(45,954)	$188,707	$569		$441,527

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Nine Months Ended September 30, 2006	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	28,596	$29		$188,539	$(19,447)	$179,968	$45		$349,134
Net income	—	—		—	—	20,778		$20,778	20,778
Unrealized gain from hedging activities, net	—	—		—	—	—	207	207	207

Total comprehensive income								$20,985
Purchase of Treasury Stock	(1,247)	(1)		—	(31,465)	—	—		(31,466)
Issuance of Common Stock upon exercise of options employees	852	(	*	14,499	—	—	—		14,499
Equity-based Compensation				8,829					8,829
Issuance of Treasury Stock upon purchase of ESPP shares	80	(	*	—	1,939	(437)	—		1,502
Issuance of Treasury Stock upon exercise of stock options by employees	1,016	1		203	23,936	(6,238)	—		17,902

Balance at September 30, 2006	29,297	$29		$212,070	$(25,037)	$194,071	$252		$381,385

Nine Months Ended September 30, 2007
Balance at December 31, 2006	28,378	$28		$216,041	$(44,546)	$195,198	$28		$366,749
Net loss	—	—		—	—	(3,167)	—	$(3,167)	(3,167)
Unrealized gain from hedging activities, net	—	—		—	—	—	457	457	457
Unrealized loss from marketable securities	—	—		—	—	—	(557)	(557)	(557)
Unrealized (loss) gain from foreign currency translation adjustments	—	—		—	—	—	641	641	641

Total comprehensive loss								$(2,625)
Purchase of Treasury Stock	(421)	(	*	—	(7,730)	—			(7,730)
Equity-based compensation	—	—		10,741	—	—	—	—	10,741
Issuance of shares in related to the acquisition of the cordless and VoIP terminals business	4,187	4		71,391	—	—	—	—	71,395
Issuance of Treasury Stock upon purchase of ESPP shares	93	(	*	—	2,125	(457)	—		1,668
Issuance of Treasury Stock upon exercise of stock options by employees	184	(	*	—	4,197	(1,382)			2,815
Cumulative impact of change in accounting for uncertainties in income taxes (Fin-48)	—	—		—	—	(1,485)	—	—	(1,485)

Balance at September 30, 2007	32,421	$32		$298,173	$(45,954)	$188,707	$569		$441,527

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2006.

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

NOTE B—ACQUISITION OF THE CORDLESS AND VOIP TERMINALS BUSINESS OF NXP B.V.

On September 4, 2007, the Company acquired the cordless and VoIP terminals business of NXP (the “CIPT Business”), then a part of NXP’s Mobile and Personal Business Unit (the “Acquisition”). The CIPT Business targets applications for the cordless and VoIP residential telephony market, mainly European (1.9GHz) telephony (DECT). In connection with the Acquisition, the Company paid NXP approximately $200 million in cash and issued 4,186,603 shares of the Company’s common stock to NXP. The Company also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. With the Acquisition, the Company seeks to, among other things, elevate the cordless and VoIP terminals business to a new and strategic marketing position and leverage NXP’s customer relations in Europe to become a leader in the European DECT market and introduce to the market products enabling new features and applications.

The Acquisition has been accounted for using the purchase method of accounting as determined in Statement of Financial Accounting Standard No. 141, “Business Combinations.” Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of the Acquisition. The allocation period is expected to be closed by the end of 2007, when the Company determines that it is no longer waiting for information, which is known to be available or obtainable, in order to properly identify and measure the fair value of the assets acquired and the liabilities assumed.

The results of operations of the combined business, including the acquired business, have been included in the consolidated financial statements since September 4, 2007.

The total consideration of $277,919 (including estimated transaction costs of $5,400) for the business purchased consisted of (i) cash in the amount of $201,123 and (ii) 4,186,603 newly issued shares of the Company’s common stock, with an aggregate value of $71,396.

Based upon a preliminary valuation of the tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total cost of the Acquisition as follows:

As of September 4, 2007
Current assets	$30,092
Property and equipment	2,716
Other non-current assets	396
Intangible assets:
Goodwill	143,712
In-process research and development	10,120
Current technology	75,580
Customer relations	22,151
Tradename and trademark	590
Backlog	4,820

Total assets acquired	290,177

Liabilities assumed:
Current liabilities (including $7,000 of restructuring costs)	(10,628)
Pension liability	(1,630)

Net assets acquired	$277,919

The preliminary allocation of the intangibles assets was determined based on several valuation approaches.

The amount allocated to in-process research and development (“IPR&D”) of the cordless and VoIP technologies was determined using the income approach. These technologies were considered to have no alternative future use, other than the technological indications for which they were in development, and no technological feasibility had been established. Accordingly, this amount was expensed in the consolidated statement of operations, upon consummation of the Acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”).

The amount of the excess cost attributable to current technologies relates to VoIP and cordless technologies, other than the technology that was identified as IPR&D, was determined using the income approach on the basis of the present value of cash flows attributable to the current VoIP and cordless technologies and is amortized on a straight-line basis over expected future life of between four to five years. The expected future life period was estimated based on the duration of the cash flow associated with the existing technologies and managements estimates of its useful life.

The value assigned to the customer relations was determined using the income approach. This valuation is based on the backlog on the date of the Acquisition, historical revenues by customer and customer renewal rates, and is amortized using the accelerated method over 7.7 years.

The value of tradenames and trademarks was based on cost to generate. This cost was estimated based on the historical advertising and promotion spending and is amortized on a straight-line basis over two years.

The value assigned to the backlog was determined using the income approach and is amortized on a straight line basis over 0.3 years.

The excess of the cost of $143,712 over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. An acquired workforce that did not meet the separability criteria has been included in the amount assigned to goodwill. The goodwill recognized mainly represents the Company’s expected synergies in cost savings in operational expenses of the acquired CIPT Business with the Company’s existing business, as well as the expected benefit to the Company of the elimination of a competitor from the cordless and VoIP market.

In connection with the Acquisition, the Company recorded $7,000 of severance, severance related costs and contract termination costs in the preliminary allocation of the cost of the Acquisition in accordance with Emerging Issues Task Force Issue No, 95-3, “Recognition of liabilities in connection with a purchase business combination.” The Company expects to finalize the restructuring plan and pay the full amount of such costs within twelve months of the consummation of the Acquisition.

The unaudited pro forma information below assumes that the Acquisition had been consummated on January 1, 2007 and January 1, 2006, includes the effect of amortization of intangibles and other assets and does not include the IPR&D write-off on those dates. This data is presented for information purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the Acquisition taken place on those dates. The pro forma information is as follows:

	Nine months ended September 30,
	2006	2007
	Unaudited
Net revenues	$345,620	$280,996

Net income	$28,852	$777

Net earning per share	$0.83	$0.02

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

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Work-in-process	$4,505	$5,248
Finished goods	11,847	9,118

	$16,352	$14,366

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	Unaudited
Net (loss) income	$(7,496)	$8,052	$(3,167)	$20,778
Earnings (loss) per share:
Basic	$(0.25)	$0.28	$(0.11)	$0.70
Diluted	$(0.25)	$0.27	$(0.11)	$0.68
Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share	29,436	29,279	28,716	29,543
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock)	113	469	187	845

Weighted average number of shares of Common Stock used to compute diluted net earnings per share	29,549	29,748	28,903	30,388

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. Prior to the second quarter of 2007, marketable securities were classified as held-to-maturity as the Company previously had the intent and ability to hold the securities to maturity and were stated at amortized cost.

The following is a summary of marketable securities at September 30, 2007 and December 31, 2006:

	Amortized cost		Unrealized losses, net		Estimated fair value
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 31, 2007	December 31, 2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
US government obligations and political subdivisions	$77,696	$180,684	$(414)	$(2,225)	$77,282	$178,459
Corporate obligations	42,111	108,156	(143)	(775)	41,968	107,381
	$119,807	$288,840	$(557)	$(3,000)	$119,250	$285,840

The amortized cost of marketable securities at September 30, 2007, by contractual maturities or anticipated date of sale, is shown below:

	Amortized cost	Unrealized losses	Estimated fair value
Due in one year or less	$68,521	$(267)	$68,254
Due after one year to five years	51,286	(290)	50,996
	$119,807	$(557)	$119,250

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses on the Company’s investments in all types of securities are mainly due to interest rate increases. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2007.

NOTE F—INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to foreign tax holiday and tax-exempt income in Israel. Tax provision for the three and nine months ended September 30, 2007 included the tax benefit associated with equity-based compensation expenses in the amount of $113 and $456, respectively. Tax provision for the three and nine months ended September 30, 2006 included the tax benefit associated with equity-based compensation expenses in the amount of $126 and $334, respectively.

In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition). As of September 30, 2007 and the filing date of this periodic report, the tax ruling process has not been finalized.

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

NOTE G—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and representatives. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 40% and 70% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively. Additionally, Tomen Electronics accounted for 46% and 68% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 24% and 29% of the Company’s revenues for the three and nine months ended September 30, 2007, respectively. Sales to Panasonic through Tomen Electronics generated approximately 40% and 43% of the Company’s revenues for the three and nine months ended September 30, 2006. The loss of Tomen Electronics as a distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner would harm its sales and results of operations. Additionally, the loss of Panasonic or Tomen Electronics’ inability to thereafter effectively market the Company’s products would also harm the Company’s sales and results of operations. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 9% and 13% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively. Sales to Uniden represented 16% and 13% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively.

Sales to Hong Kong-based CCT Telecom represented 14% and 16% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively. Sales to CCT Telecom represented 14% and 16% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively. Sales to Hong Kong-based SunCorp represented 7% and 10% of the Company’s total revenues for the three months ended September 30, 2007 and 2006 respectively. Sales to SunCorp represented 10% of the Company’s total revenues for both the nine months ended September 30, 2007 and 2006. Sales to Hong Kong-based VTech represented 13% and 0% of Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively. Sales to VTech represented 5% and 0% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively.

NOTE H—DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk). The gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

To protect against the increase in value of forecasted foreign currency cash flow resulting from salary and rent payments in New Israeli Shekels (“NIS”) of its Israeli Subsidiary during the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments of its Israeli facilities denominated in NIS for a period of one to twelve months with put options and forward contracts.

These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

As of September 30, 2007 and December 31, 2006, the Company recorded comprehensive income of $485 and $28, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2007 and 2008. Such amounts will be recorded into earnings during the remainder of 2007 and during 2008.

NOTE I—CONTINGENCIES

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

NOTE J—ACCOUNTING FOR EQUITY-BASED COMPENSATION

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

Grants for Three Months Ended September 30, 2007 and September 30, 2006:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended September 30, 2007 and 2006 was $5.49 and $8.58 per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended September 30, 2007	Three months ended September 30, 2006
Volatility	33.83%	43.86%
Risk-free interest rate	4.61%	5.24%
Dividend yield	0%	0%
Pre-vest cancellation rate	5.05%	3.41%
Post-vest cancellation rate	1.50%	0.86%
Suboptimal exercise factor	1.66	1.67

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended September 30, 2007 and 2006 derived from the binomial model was 4.45 and 4.56 years, respectively.

Employee Stock Benefit Plans

As of September 30, 2007, the Company had five stock option plans and one employee stock purchase plan. As of September 30, 2007, approximately 193,000 shares of Common Stock remain available for grant under the Company’s employees stock purchase plan and approximately 2,225,000 shares of Common Stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*)
				(in thousands)
Outstanding at July 1, 2007	6,816,194	$23.37
Options granted	4,000	$16.85
SAR units granted (**)	187,000	$17.92
Options / SAR units cancelled/forfeited/expired	(407,094)	$26.02
Options exercised	(22,143)	$13.63
Outstanding at September 30, 2007(***)	6,577,957	$23.08	4.78	$1,116
Exercisable at September 30, 2007(****)	3,340,662	$22.61	3.61	$1,116

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common Stock as of September 30, 2007 ($15.83 per share).

(**)	Each SAR grant is convertible for a maximum number of shares of the Company’s Common Stock equal to 50% of the SAR units subject to the grant.

(***)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 5,214,961 shares of the Company’s Common Stock.

(****)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount can be exercised for a maximum of 3,137,182 shares of the Company’s Common Stock.

Additional information about stock options outstanding at September 30, 2007 with exercise prices less than or above $15.83 per share (the closing price of the Company’s Common Stock at September 30, 2007) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Less than $15.83	380,432	$12.90	—	—	380,432	$12.90
Above $15.83	2,960,230	$23.86	3,237,295	$23.56	6,197,525	$23.70
Total	3,340,662	$22.61	3,237,295	$23.56	6,577,957	$23.08

The Company’s aggregate compensation cost for the three months ended September 30, 2007 and 2006 totaled $2,880 and $2,977, respectively. The total income tax benefit recognized in the consolidated income statement related to the Company’s equity-based compensation awards for the three months ended September 30, 2007 and 2006, was $113 and $126, respectively.

The Company’s aggregate compensation cost for the nine months ended September 30, 2007 and 2006 totaled $10,742 and $8,829, respectively. The total income tax benefit recognized in the consolidated income statement related to the Company’s equity-based compensation award for the nine months ended September 30, 2007 and 2006 was $456 and $334, respectively.

As of September 30, 2007, there was $13,320 of total unrecognized compensation cost related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized over the period from 2007 through 2011.

NOTE K—PENSION PLANS

The Company has employee benefit liabilities in Switzerland, Germany, France, Hong Kong and India. The largest of these plans is in Switzerland which is a cash balance type arrangement with payments, as a percentage of salary, made into a foundation on behalf of the Swiss employees but for which there is a guarantee of return on invested assets. For Germany, an unfunded cash balance plan is provided for a limited number of German employees and service awards are paid to all German employees after 25, 40 and 50 years of service. Additionally, there are a few German employees who benefit from early retirement plans. For France and Hong Kong, liabilities have been calculated for mandatory end-of-career payments and long-service awards. For India, liabilities have been calculated for long-service award and leave encashment.

The Company also participates in certain multi-employer pension plans. The related assets and liabilities are not included in the Company’s condensed consolidated balance sheet.

The liabilities for these plans have been calculated in accordance with Statement of Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as of September 30, 2007. The projected benefit obligation (PBO) amounted to $13,100 and plan assets amounted to $11,400. The net pension liability of $1,700 was recognized on the balance sheet as of September 30, 2007.

The main assumptions used in the calculation of the PBO for the larger plans (Switzerland, Germany and France) are as follows:

	Switzerland	Germany	France
Discount Rate	3.25%	4.75%	4.5%
Rate of Compensation Increase	1%-4% depending on age	2.5%	3.0%

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

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•

Our expectation that sales from 5.8GHz products and, to a lesser extent, 2.4GHz products, will continue to represent a significant percentage of our revenue for the remainder of 2007 and in future periods but U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the fourth quarter of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products;

•	Our belief that CoIP products are key products for future revenues;

•	Our belief that our DECT and CoIP products will contribute to our revenue for the reminder of 2007 and increase as a percentage of total revenues in 2007 as compared to 2006;

•	Our belief that our revenues from DECT products will increase in absolute number and as a percentage of total revenues for the remainder of 2007 and in 2008 due to the Acquisition;

•

Our belief that our future growth will be dependent on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products;

•	Our expectation that research and development costs will increase during the remainder of 2007;

•

Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication that integrate voice, data and video with broadband offerings;

•	Our belief that the market will become more price sensitive for the reminder of 2007 due to the lack of new model launches and market anticipation of next generation products;

•	Our belief that price competition may also cause a shift in sales from digital-based products to analog-based products for the reminder of 2007;

•	Our expectation that research and development expenses will increase in absolute dollars in the last quarter of 2007; and

•	Our anticipation that our available cash and cash equivalents at September 30, 2007 should be sufficient to finance our operations for both the short and long term;

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

Acquisition of the Cordless and VoIP Terminals Business of NXP B.V.

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition.

Information contained in this Quarterly Report, including forward looking information and discussions about our business and market trends, should be read in light of the Acquisition.

Business

DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the short-range residential wireless communications market. Our current primary focus is digital cordless telephony with sales of our in-house developed Cordless-over-Internet-Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 85% of our total revenues for the first nine months of 2007.

In recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market by taking advantage of the market transformation from analog-based technologies to digital-based technologies for telephony products and the shift from 900MHz to 2.4GHz to 5.8GHz technologies. One additional factor that contributed to our success in recent years is our penetration of the DECT market.

Notwithstanding our successes to date, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. We expect pricing pressures to continue for the remainder of 2007 and in 2008. Our revenues were $163.6 million for the first nine months of 2007, a decrease of 7% in comparison to the same period of 2006. This decrease was mainly the result of decreased sales of our 2.4GHz and 5.8GHz products, partially offset by increased sales of our DECT and CoIP products. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during the reminder of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products. We anticipate our revenues from DECT products will increase in absolute number and as a percentage of total revenues for the remainder of 2007 and in 2008 due to the Acquisition. Our gross margin decreased to a level of 40% of total revenues for the first nine months of 2007 from 41% for the first nine months of 2006, primarily due to the continued decline in the average selling prices of our products, the decline in total revenues and the increased sale of DECT products with lower average selling prices on account of 5.8GHz products with higher average selling prices. We had no operating income for the first nine months of 2007, compared to $16.6 million of operating profit for the same period in 2006. The decrease in operating income for the first nine months of 2007 was primarily attributable to (i) an increase in salaries and labor expenses related to research and development, (ii) in process research and development write-off and amortization of intangibles and other assets related to the Acquisition in the amount of $13.8 million for the first nine months of 2007, (iii) the decline in revenues and gross margins, and (iv) an increase in expenses related to equity-based compensation resulting from the implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Operating expenses increased by 34% for the first nine months of 2007 as compared to the same period in 2006, reaching a level of $75.5 million. The increase in operating expenses was mainly to the same factors as noted above for the decrease in operating income and the additional factor of the inclusion of the operating expenses of the CIPT Business in the amount of $2.4 million beginning on September 4, 2007, the date of completion of the Acquisition.

Furthermore, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to become more price sensitive for the reminder of 2007 and in 2008. Price competition has caused and will continue to cause a shift in sales from digital-based products to analog-based products for the reminder of 2007. To address pricing pressures, we may need to offer our products in the future at lower prices which may result in lower profits. In addition, various other factors, including “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials and silicon wafer costs and increases in production, assembly or testing costs, all may decrease our gross profit in future periods. Moreover, we are currently witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business. In order to partially offset these factors, we are implementing cost improvement plans designed to reduce testing costs and offer our customers more cost effective products. Furthermore, we cannot assure you that the proposed benefits of the Acquisition can be achieved or achieved at the level currently anticipated, which could materially harm our business.

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

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We penetrated and continue to expand our presence in the DECT market to grow our business. Our investment in DECT technologies continued with the Acquisition. Revenues derived from the sale of DECT products represented 26% of our total revenues for the first nine months of 2007. In addition to DECT technologies, we invested in developing CoIP technologies in house. Sales of our CoIP products, which we also consider to be a key product line for future revenues, increased significantly to 6% of our total revenues for the first nine months of 2007 and exceeded our total revenues for CoIP products for all of 2006. We believe that our DECT and CoIP products will increase as a percentage of total revenues in 2007 in comparison to 2006. We also are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. We believe our future growth will depend on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

In addition to penetrating new markets and introducing new products to expand our business, our strategic focus is to launch next generation products to capitalize on the transition underway in the residential communications market with the move from wireless voice communication to voice communication over IP networks and ultimately the convergence of voice, video and data communication. As an initial step, we have introduced products to facilitate the deployment of residential broadband services. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication that integrate voice, data and video with broadband offerings.

As of September 30, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $38.2 million, short term investments of approximately $1.6 million and marketable securities of approximately $119.3 million, totaling to $159.0 million. Our cash, investments and securities were materially decreased in the third quarter of 2007 to finance the Acquisition.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $61.9 million for the third quarter of 2007 as compared to $63.9 million for the same period in 2006. Our revenues were $163.6 million for the first nine months of 2007 as compared to $176.6 million for the same period in 2006. Our revenues for the third quarter and for the nine months ended September 30, 2007 included revenues of the CIPT Business acquired on September 4, 2007. This decrease of 3% and 7% for the three and the nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, was primarily as a result of a decrease in the sales of our 2.4GHz and 5.8GHz products, partially offset by increased sales of our CoIP and DECT products. Sales of DECT products were $25.1 million and $43.1 million for the third quarter and the first nine months of 2007, respectively, representing 41% and 26% of total revenues, respectively. Sales of DECT product for the third quarter and first nine months of 2006 were $11.9 million and $29.6 million, respectively, representing 19% and 17% of revenues respectively. The increase in sales of DECT products for the third quarter and the first nine months ended September 30, 2007 as compared to the same periods in 2006 was mainly attributable to the consolidation of the results of the CIPT Business beginning on September 4, 2007, the date of completion of the Acquisition. Sales of 5.8GHz products for the third quarter of 2007 and 2006 were $13.8 million and $18.4 million, respectively, representing approximately 22% and 29% of our total revenues, respectively, and a decrease of 25% in absolute dollars comparing sales for the third quarter of 2007 to the third quarter of 2006. Sales of 5.8GHz products for the first nine months of 2007 and 2006 were $51.0 million and $58.8 million, respectively, representing approximately 31% and 33% of our total revenues, respectively, and a decrease of 13% in absolute dollars comparing sales for the first nine months of 2007 to the first nine months of 2006. Sales of 2.4GHz products for the third quarter of 2007 and 2006 were $11.6 million and $21.7 million, respectively, representing approximately 19% and 34% of our total revenues, respectively, and a decrease of 47% in absolute dollars comparing sales for the third quarter of 2007 to the third quarter of 2006. Revenues from 2.4GHz products for the first nine months of 2007 and 2006 were $34.4 million and $54.7 million, respectively, representing approximately 21% and 31% of our total revenues, respectively, and a decrease of 37% in absolute dollars comparing sales for the first nine months of 2007 to the first nine months of 2006. Revenues from CoIP products for the third quarter of 2007 and 2006 were $3 million and $0.6 million, respectively, representing approximately 5% and 1% of our total revenues, respectively. Revenues from CoIP products for the first nine months of 2007 and 2006 were $9.9 million and $0.6 million, respectively, representing approximately 6% and 0% of our total revenues, respectively.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
United States	$331	$94	$566	$541
Japan	29,838	44,503	99,549	119,678
Europe	3,835	135	4,046	934
Hong-Kong	25,311	16,751	53,100	47,095
Other	2,551	2,392	6,329	8,317

Total revenues	$61,866	$63,875	$163,590	$176,565

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. The magnitude of this trend varies annually. Notwithstanding the general trend, our actual results showed a decrease in sales in the third quarter of 2007 as compared to the second quarter 2007 if the revenues in the third quarter derived from the CIPT Business were deducted.

Significant Customers. The Japanese market and the OEMs that operate in that market are among the largest suppliers for residential wireless products with significant market share in the U.S. market. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 40% and 70% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. Additionally, Tomen Electronics accounted for 46% and 68% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 as compared to 2006 was primarily due to a shift from sales to one of our significant customers through Tomen Electronics for most of 2006 to direct sales to that customer in 2007, as well as an absolute decrease in sales to Tomen Electronics in 2007 as compared to 2006. In addition, the revenues for the third quarter of 2007 included the results of the CIPT Business, the products of which are not sold through Tomen Electronics.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 24% and 29% of our revenues for the three and nine months ended September 30, 2007, respectively. Sales to Panasonic through Tomen Electronics generated approximately 40% and 43% of our revenues for the three and nine months ended September 30, 2006. Sales to Uniden through Tomen Electronics or directly to Uniden represented 9% and 13% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. Sales to Uniden represented 16% and 13% of our total revenues for the nine months ended September 30, 2007 and 2006. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to CCT Telecom represented 14% and 16% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. Sales to CCT Telecom represented 14% and 16% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Sales to SunCorp represented 7% and 10% of our total revenues for the three months ended September 30, 2007 and 2006. Sales to SunCorp represented 10% of our total revenues for both the nine months ended September 30, 2007 and 2006, respectively. Sales to VTech represented 13% and 0% of our total revenues for the three months ended September 30, 2007 and 2006. Sales to VTech represented 5% and 0% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

Significant Products. Revenues from our DECT products represented 41% and 26% of total revenues for the third quarter and first nine months of 2007, respectively. Revenues from our CoIP products represented 5% and 6% of revenues for the third quarter and first nine months of 2007, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 22% and 19%, respectively, of total revenues for the third quarter of 2007, and represented 31% and 21%, respectively, of total revenues for the first nine months of 2007. We believe that sales of 5.8GHz digital products and to a lesser extent 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2007 and in future periods. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease for the reminder of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products. For the long-term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products. Also, price competition, resulting in a shift in sales from digital-based products to analog-based products, could harm our revenues for 2.4GHz and 5.8GHz products.

Gross Profit. Gross profit as a percentage of revenues was 40% for the third quarter of 2007 and 41% for the third quarter of 2006. Gross profit as a percentage of revenues was 40% for the first nine months of 2007 and 41% for the first nine months of 2006. The decrease in our gross profit for the third quarter and the first nine months of 2007 as compared to the same periods in 2006 was primarily due to the continued decline in the average selling prices of our products, the decline in total revenues and the increased sale of DECT products with lower average selling prices on account of 5.8GHz products with higher average selling prices. Additional factor that decreased our gross profit in 2007 was the amortization of adjustment to market values of certain inventories acquired in the Acquisition in the amount of $0.6 million.

Our gross profit may decrease further in the future due to a variety of factors, including the continued decline in the average selling prices of our products and our failure to achieve the corresponding cost reductions, roll-out of new products in any given period, our failure to introduce new engineering processes, “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials and silicon wafer costs and increases in production, assembly or testing costs. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us to offset the expected decrease in gross margins.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold also have impacted and will continue to impact our gross profit in future periods.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $13.9 million for the third quarter of 2007 from $12.2 million for the third quarter of 2006. Research and development expenses increased to $39.1 million for the first nine months of 2007 from $35.6 million for the first nine months of 2006. The increase for the third quarter and the first nine months of 2007 was mainly attributed to (i) an increase in research and development expenses in the amount of $1.7 million as a result of the inclusion of the expenses of the CIPT Business in the combined results, (ii) an increase in expenses related to equity-based compensation resulting from the adoption of SFAS 123(R) during the nine months period ended September 30, 2007, and (iii) an increase in salary and labor expenses for the third quarter and the nine months ended September 30, 2007 as compared to the same periods in 2006. Equity-based compensation expenses amounted to $1.5 million and $5.5 million for the third quarter and the first nine months of 2007, respectively, compared to $1.7 million and $4.6 million for the third quarter and the first nine months of 2006, respectively. The above-referenced increases were partially offset by a decrease in other project-related expenses in 2007 as compared to the same periods in 2006.

Our research and development expenses as a percentage of total revenues were 22% and 19% for the three months ended September 30, 2007 and 2006, respectively, and 24% and 20% for the nine months ended September 30, 2007 and 2006, respectively. The increase in research and development expenses as a percentage of total revenues was due to the decrease in total revenues along with the increase in absolute dollars of research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. In addition, the research and development expenses for the fourth quarter of 2007 will include all the research and development expenses attributable to the CIPT Business whereas such expenses were prorated from September 4, 2007, the date of completion of the Acquisition, in our third quarter 2007 results. As a result, our research and development expenses in absolute dollars are expected to increase for the last quarter of 2007 and in 2008.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $4.7 and $4.4 million for the third quarter of 2007 and 2006, respectively. For the nine months ended September 30, 2007, sales and marketing expenses were $13.0 million, as compared to $12.2 million for the same period in 2006. The increase was attributed mainly to higher levels of salary and labor expenses, mainly due to a greater number of sales and marketing employees and contractors. The increase also was a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R) during the nine months period ended September 30, 2007. Equity-based compensation expenses amounted to $0.3 million and $1.2 million for the three and the nine months ended September 30, 2007, respectively, compared to $0.3 million and $1.0 million for the three and the nine months ended September 30, 2006, respectively. In addition, the increase in sales and marketing expenses was a result of the inclusion of the expenses of the CIPT Business in the amount of $0.4 million in the combined results. The increase in our sales and marketing expenses was partially offset by a decrease in commission paid to our sales representatives due to a lower level of revenues for the third quarter and the first nine months ended September 30, 2007, and a decrease in the average commission paid to our distributors and sales representatives.

Our sales and marketing expenses as a percentage of total revenues were 8% and 7% for the three months ended September 30, 2007 and 2006, respectively. Our sales and marketing expenses as a percentage of total revenues also were 8% and 7% for the nine months ended September 30, 2007 and 2006, respectively.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.3 million for the three months ended September 30, 2007, as compared to $2.8 million for the three months ended September 30, 2006. For the first nine months of 2007, general and administrative expenses were $10.2 million as compared to $8.5 million for the same period in 2006. The increase in general and administration expenses was a result of the inclusion of the expenses of the CIPT Business in the amount of $0.3 million in the combined results. The increase is also attributable to an increase in equity-based compensation expenses related to the adoption of SFAS 123(R) that amounted to $1.0 and $3.6 million for the three and the nine months ended September 30, 2007, respectively, compared to $0.9 and $3 million for the three and nine months ended September 30, 2006, respectively. One additional factor that increased general and administrative expenses was higher accounting expenses for the third quarter and the first nine months of 2007, as compared to 2006.

General and administrative expenses as percentage of total revenues were 5% and 4% for the third quarter of 2007 and 2006, respectively. General and administrative expenses as percentage of total revenues were 6% and 5% for the first nine months of 2007 and 2006, respectively. The increase in general and administrative expenses as a percentage of total revenues for both comparable periods was a result of the increase in absolute dollar amount of general and administrative expenses, along with the decrease in revenues.

General and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Interest and Other Income, net. Interest and other income, net, for the three months ended September 30, 2007 decrease to $2.6 million from $3.4 million for the three months ended September 30, 2006 and decreased to $9.2 million for the nine months ended September 30, 2007 from $9.8 million for the nine months ended September 30, 2006. The decrease in the third quarter and in the nine months ended September 30, 2007 was due to a loss of $1.5 million derived from the sale of certain marketable securities, which were sold to finance the Acquisition. This loss was recognized in the second and third quarters of 2007. Another factor for the decreased interest income was the payment of approximately $200 million in cash as partial consideration for the Acquisition, which resulted in less investment balance held and less interest income. The decreases were offset partially by the overall higher yields on our investments during the three and the nine months ended September 30, 2007, as compared to the same periods in 2006.

Our total cash, cash equivalents and marketable securities were $159.0 million as of September 30, 2007, compared to $363.8 million as of September 30, 2006.

Provision for Income Taxes. Our tax provision (income) for the third quarter of 2007 and the first nine months of 2007 was $(0.3) million and $2.0 million, respectively. Our tax provision for the third quarter of 2006 and the first nine months of 2006 was $2.1 million and $5.7 million, respectively. The decrease in provision for income taxes in both periods was mainly a result of a decrease in income before taxes .

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

In connection with the Acquisition, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition). As of September 30, 2007, the tax ruling process has not been finalized.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $23.2 million and $25.1 million for the first nine months of 2007 and 2006, respectively. The decrease in net cash provided by operating activities in the first nine months of 2007 as compared to the same period in 2006 resulted mainly from the decrease in net income in the first nine months of 2007 as compared to the same period in 2006. In addition, the decrease was due to an increase in accounts receivables in the amount of $21.3 million in 2007, as compared to an increase of $9.5 million in the accounts receivables in 2006, mainly as a result of the inclusion of revenues derived from the CIPT Business in the combined results that were not collected until September 30, 2007. The above-referenced factors were partially offset by a decrease in inventories and prepaid expenses by approximately $10 million during the first nine months of 2007.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2007, we purchased $56.7 million of marketable securities and short term investments, as compared to $91.8 million during the first nine months of 2006. During the same periods, $95.6 million and $59.1 million, respectively, of marketable securities and short term investments matured. In addition, during the third quarter of 2007, $147.0 million of marketable securities and short term investments were sold to finance the $201.1 cash payment made to NXP in connection with the Acquisition.

Our capital equipment purchases for the first nine months of 2007, consisting primarily of research and development software tools and computers, totaled $2.6 million, as compared to $6.3 million for the first nine months of 2006.

Financing Activities. During the first nine months of 2007, we received $3.1 million upon the exercise of employee stock options, as compared to $31.8 million during the first nine months of 2006. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

In March 1999, our board of directors authorized the repurchase of up to an aggregate of 4.0 million shares of our common stock. In July 2003, our board authorized the repurchase of an additional 2.5 million shares of our common stock. In October 2004, our board authorized the repurchase of an additional 2.5 million shares. In January 2007 our board authorized the repurchase of an additional 3.0 million shares. During the second quarter of 2007, we repurchased 421,000 shares of Common Stock at an average purchase price of $18.35 per share, for a total consideration of approximately $7.7 million. We have 3,350,377 shares of our common stock remain authorized for repurchase as of September 30, 2007.

In September 30, 2007, we had cash and cash equivalents of approximately $38.2 million, short term investments of $1.6 million and marketable securities of approximately $119.3 million. The cash component of the consideration for the Acquisition was financed using our existing liquidity resources, and therefore the acquisition materially decreased our current levels of cash investments and securities.

Our working capital at September 30, 2007 was approximately $125.6 million compared to $165.0 as of September 30, 2006. The decrease was mainly due to the sale of certain marketable securities to finance the Acquisition. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses for the remainder of 2007. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2007, we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to Condensed consolidated Financial Statement for the period ended September 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than (1) the addition of the risk factor entitled “Our business and results of operations may be affected by the acquisition of the cordless and VoIP terminals business”; (2) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues”; (3) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers”; (4) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if the overall cordless digital market decreases”; (5) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses”; (6) changes to the Risk Factor below entitled “In order to sustain the future growth of our business, we must penetrate new markets and our new products, such as our DECT products, must achieve widespread market acceptance”; (7) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business”; (8) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes”; (9) changes to the Risk Factor below entitled “Because the markets in which we compete are highly competitive, and many of our competitors have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share”; (10) changes to the Risk Factor below entitled “Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable”; (11) addition of the Risk Factor below entitled “Any reduction in workforce associated with any potential restructuring efforts relating to the CIPT Business acquired from NXP could disrupt the operation of our business”; and (12) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.”

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 46% and 68% of our total revenues for the nine months ended September 30, 2007 and 2006 respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 29% and 43% of our revenues for the nine months ended September 30, 2007 and 2006, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers – Panasonic, Uniden, CCT, SunCorp and VTech– derived from sales through Tomen Electronics or directly to the customers, accounted for 74% and 83% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. In addition to Panasonic mentioned above, sales to Uniden represented 16% and 13% of total revenues for the nine months ended September 30, 2007 and 2006, respectively; sales to Hong Kong-based CCT Telecom represented 14% and 16% of total revenues for the nine months ended September 30, 2007 and 2006, respectively; sales to Hong Kong-based SunCorp represented 10% of total revenues for both the nine months ended September 30, 2007 and 2006, respectively; and sales to Hong Kong-based VTech represented 5% and 0% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first nine months of 2007. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 85% and 81% of our total revenues for the first nine months of 2007 and 2006, respectively. Sales of our 5.8GHz and 2.4GHz products represented 31% and 21%, respectively, of our total revenues for the first nine months of 2007, and 33% and 31%, respectively, of our total revenues for the first nine months of 2006. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the remainder of 2007 with a sharper decrease in sales of our 2.4GHz products and increased pricing pressures for our 5.8GHz products. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive, and we expect that competition will only increase. Our existing and potential competitors in each of our markets include large and emerging domestic and foreign companies, many of which have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased price competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Our business and results of operations may be affected by the acquisition of the cordless and VoIP terminals business.

On September 4, 2007, we acquired the cordless and VoIP terminals business of NXP B.V. The acquisition could have an adverse effect on our business in the near term if current and prospective customers and strategic partners are reluctant to enter into new agreements with us due to uncertainty about the direction of the company after the acquisition. Also, our earnings may decrease due to the amortization of intangibles and other assets and write-off of in-process research and development in connection with the acquisition. In addition, the process of integrating NXP’s cordless and VoIP terminals business into our company may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. The diversion of management’s and employees’ attention from our day-to-day business, including implementation of strategic initiatives, may cause disruptions among our relationships with customers and strategic partners, all of which could detract from our ability to generate revenue and implement strategic initiatives. Furthermore, we cannot assure you that the proposed benefits of the acquisition can be achieved or achieved at the level currently anticipated. Our results of operations after the acquisition could be below the expectations of market analysts, which could cause a decline in our stock price. Moreover, the acquisition diluted our stockholders’ equity as we issued 4,186,603 shares of our common stock to NXP as partial consideration for the acquisition.

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

Moreover, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to become more price sensitive for the reminder of 2007.

Any reduction in workforce associated with any potential restructuring efforts relating to the CIPT Business acquired from NXP could disrupt the operation of our business.

Pursuant to the acquisition of the CIPT Business from NXP, we increased our headcount and established new foreign subsidiaries in France, Germany, Switzerland, Hong Kong and India. In connection with the establishment of a new organizational structure for the combined company and the implementation of a unified synergy plan, we may implement a restructuring plan that involves a reduction in workforce and the relocation of certain foreign operations. Workforce reductions and relocations in connection with any restructuring activity could result in an erosion of morale, affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, and result in work stoppages, all of which in turn may adversely affect our future revenues or cause other administrative deficiencies. Additionally, reduction in workforce in EU countries may be protracted, require us to comply with complex foreign labor regulations and may entail substantial severance costs. We also may face actions from employees that may be costly to defend. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that any restructuring efforts we determine to implement will be successful or implemented in a timely manner.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first nine months of 2007. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries in France, Germany, Switzerland, Hong Kong and India and employ a number of individuals within these foreign operations. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

•	unexpected changes in foreign government regulatory requirements;

•	fluctuations in the exchange rate for the United States dollar;

•	import and export license requirements;

•	imposition of tariffs and other barriers and restrictions;

•	burdens of complying with a variety of foreign laws, treaties and technical standards;

•	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	difficulty in collecting accounts receivable and longer payment cycles for international customers than existing customers;

•	difficulty in staffing and managing foreign operations and maintaining the morale and productivity of employees within foreign operations;

•	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

One or more of these factors may have a material adverse effect on our future operations and consequently, on our business, financial conditions and operating results.

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

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2007, 254 of our 506 employees were located in Israel, including 157 out of 304 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first nine months of 2007. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include SiTel (formerly the DECT division of National Semiconductor), Oki Electronic, Micro Linear and Infineon. Our principal competitors in the VoIP market include Broadcom, AudioCodes, Texas Instruments, Infineon and new Taiwanese IC vendors.

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

In connection with the acquisition of the CIPT Business of NXP, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the acquisition). As of September 30, 2007 and the filing date of this periodic report, the tax ruling process has not been finalized. In the event we do not receive a favorable tax ruling, there could be a material effect on our income tax provision for the taxable income generated by our Swiss subsidiary.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended September 30, 2007. We have 3,350,377 shares of our common stock remain authorized for repurchase as of September 30, 2007.

ITEM 6.	EXHIBITS.

Exhibit 2.1	Share and Business Sale Agreement, dated September 3, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (confidential treatment has been granted for portions of this exhibit) (incorporated herein by reference to Exhibit 2.1 filed by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007).

Exhibit 3.3	Amended and Restated Bylaws of DSP Group, Inc., effective as of October 31, 2007 (incorporated herein by reference to Exhibit 3.1 filed by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).

Exhibit 10.38	Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (confidential treatment has been requested for portions of this exhibit).

Exhibit 10.39	Intellectual Property Transfer and License Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (confidential treatment has been requested for portions of this exhibit).

Exhibit 10.40	Intellectual Property Library Services and R&D Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (confidential treatment has been requested for portions of this exhibit).

Exhibit 10.41	Umbrella Transitional Services Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (confidential treatment has been requested for portions of this exhibit).

Exhibit 10.42	Stockholders Agreement, effective September 4, 2007, by and between DSP Group, Inc. and NXP, B.V. (incorporated herein by reference to Exhibit 10.1 filed by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007).

Exhibit 10.43	Employment Agreement by and between Brian Robertson and DSP Group Switzerland AG, effective September 1, 2007 (incorporated herein by reference to Exhibit 10.1 filed by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date:	November 9, 2007	By:	/s/ Dror Levy
Dror Levy, Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)