Form 10-K
period 2007-12-31
DSP GROUP INC /DE/
filed 2008-03-17
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

2580 North First Street, Suite 460, San Jose, CA 95131

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2007 as reported on the NASDAQ Global Select Market, was approximately $576,505,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2008, the Registrant had outstanding 30,049,176 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2007 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

i

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that our DECT, 2.4GHz and, to a lesser extent, 5.8GHz, products will continue to generate a significant portion of our revenue for 2008;

•	Our belief that products for home communication, including Wi-Fi application products, will start to contribute to our growth in 2009 and beyond;

•

Our belief that we are prepared to meet the exciting challenges of the dynamic and evolving market for short-range multimedia communication and home wireless networking by our ability to integrate voice, data and video technologies;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during 2008 with a sharper decrease in sales of our 5.8GHz products;

•	Our belief that the market shift in sales from digital-based products to analog-based products will continue in 2008, which may adversely affect sales of our 2.4GHz and 5.8GHz products;

•	Our belief that CoIP products is a key product line for future revenues;

•	Our belief that our DECT products will continue to increase as a percentage of total revenues in 2008 in comparison to 2007;

•	Our belief that our future growth will depend on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products;

•	Our belief that the XpandR product family will present unique opportunities for us to expand the domain of applications and to add new customers served by our products;

•

Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future and that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues;

•	Our belief that the market will be more price sensitive in 2008;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our belief that relations with our employees are good;

•	Our belief that research and development costs will increase in absolute dollars in 2008; and

•	Our belief that our available cash and cash equivalents at December 31, 2007 should be sufficient to finance our operations for both the short and long term.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.	BUSINESS.

Introduction

DSP Group, Inc. is a fabless semiconductor company, offering advanced chipset solutions for a variety of applications. DSP Group is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, video and data. By combining its in-house technologies of Digital Signal Processors (DSPs), portfolio of wireless communication protocols, including DECT, Bluetooth and Wi-Fi, most advanced Radio Frequency (RF) Complementary Metal Oxide Semiconductor (CMOS), Bipolar Complementary Metal Oxide Semiconductor (BiCMOS) and Silicon Germanium (SiGe), as well as Voice over Internet Protocol (VoIP) integrated circuits (ICs), DSP Group is a worldwide leader and a one-stop-shop for a wide range of applications. These applications include Industry Scientific and Medical (ISM) band digital 900MHz, 2.4GHz and 5.8GHz telephony, European DECT (1.9GHz) and DECT 6.0 telephony, and Wi-Fi applications for voice, video and data communication and deployment in residential, Simple Office Home Office (SOHO), Small & Medium Size (SME), enterprise and automotive applications. DSP Group’s ICs provide solutions for MP3 players, VoIP phones, gateways and Integrated Access Devices (IADs), and are widely used in Digital Voice Recorders (DVRs).

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), then a part of NXP’s Mobile and Personal Business Unit. The CIPT Business targets applications for the cordless and VoIP residential telephony market, mainly European DECT. In connection with the acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the acquisition. With the acquisition, we seek to, among other things, elevate the CIPT Business to a new and strategic marketing position and leverage NXP’s customer relations in Europe to become a leader in the European DECT market and introduce to the market products enabling new features and applications.

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

Industry Environment and Our Business

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks, such as copper, wireless transmission over radio frequencies, Digital Subscriber Lines (DSL) and cable lines. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including cordless phones, cellular phones, personal computers, personal digital assistants (PDAs), and digital cable and satellite set-top boxes. Moreover, the desire to leverage existing telecommunications infrastructure, compounded by the increased use of new data-intensive computing, communication and video applications, are driving the convergence of voice, data and video.

Our focus on the design of highly-integrated, mixed-signal devices that combine complex radio frequency, and analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our IC products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless applications, and can be manufactured in high volumes using cost-effective process technologies.

Our systems architecture provides an open design environment for original design manufacturers (ODMs) to design and market their own end products with maximum differentiation.

In response to the growing trend towards wireless residential connectivity in the past few years, we have developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed technologies, including Direct Sequence Spread Spectrum (DSSS) and Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, CMOS, gallium arsenide (GaAs) technology, and SiGe RF chips for 900MHz, 2.4GHz and 5.8GHz ISM Band, European DECT (1.9GHz), DECT 6.0, Bluetooth (2.4GHz) and Wi-Fi (802.11, 2.4GHz/5GHz). With the acquisition of the CIPT Business, we have added both BiCMOS and deep sub-micron CMOS technologies.

We also develop and market embedded, integrated silicon/software solutions for DVRs, DSP CODEC and VoIP applications, as well as other Voice-over-Packet (VoP) applications for gateway and integrated access.

Product Development

We introduced the first Integrated Digital Telephony (IDT) speech processor in 1989. In 1999, we acquired certain technology and products, including intellectual property related to 900MHz spread spectrum cordless telephony, from Advanced Micro Devices. In 2000, we initiated the development of a new line of 900MHz narrow-band cordless products. Our 900MHz narrow-band cordless chipset entered into mass production in 2001. The chipset includes a D36000 fully-featured telephony and baseband device and an integrated RF device. We also completed the design of our advanced chipset for 2.4GHz single handset and multi-handset for the U.S. market in 2001. During the same year, we also developed an integrated CMOS RF device, which was an important step in our development efforts to integrate telephony features, a communications modem and a RF device into an integrated phone-on-a-chip solution.

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

Also in 2003, to gain entry into the European market and increase our leadership position in Asia, we developed the DE56000 chipset family, a universal chipset for the European DECT (1.9GHz) market, as well as the U.S. 2.4GHz and 5.8GHz markets. This dual modem device supports low power consumption applications and has Universal Serial Bus (USB) connectivity. The chipset includes a new CMOS DECT RF with external power amplifier device to enable fast time to market.

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

In 2004, we completed the development of our chipset for the DECT market. This product line includes the DE56000 baseband processor family, CMOS RF transceiver and SiGe power amplifier. The DE56000 chipset family also entered into mass production in the fourth quarter of 2004 for incorporation into products developed for the U.S. 2.4GHz and 5.8GHz markets.

We also announced in 2004 the development of an Internet Protocol (IP) cordless phone that enables connectivity to a broadband line feeding VoIP with cordless phone capabilities. In addition, we started the development of a new feature that is anticipated to enable connectivity of cellular phones to residential fixed-line phones.

During 2005, we developed motion JPEG cordless application for slow motion monitoring applications, such as door phone, security and baby monitoring, as well as USB dongle connectivity to a variety of PC instant messaging applications, such as Skype, MSN and GoogleTalk. All these applications, together with cellular connectivity, were incorporated into end products of our customers, which entered into the market in 2006.

For the 5.8GHz market, we also developed the first generation up-converter solution and are in the process of developing a complete IC device solution to replace the discrete 5.8GHz converter currently used in the market.

During 2006, we introduced to the market our radio technology in the 5.8GHz radio chip. The new product achieves improved sensitivity. We have used the technology to introduce a DECT solution covering 1.7-1.9GHz bands, with superior channel capacity for voice and data.

During October 2004, we acquired substantially all of the assets of Bermai Inc., a U.S. corporation. Bermai developed an advanced Wi-Fi technology, including Multiply Accumulate (MAC) and RF devices based on the 802.11 protocol, which is optimized for quality of service for video streaming applications. The incorporation of this acquired Wi-Fi technology into our existing technology will enable us to develop low power, cost optimized solutions for residential voice, video and data communication over broadband. We are now in the process of developing a Wi-Fi chipset and multimedia processor – a chipset that is targeted for voice, video and data communication over the Wi-Fi channel to enable products that improve the quality of video wireless communication within the residence. We believe the successful development of this chipset may increase our market share in IP phones that combine the Wi-Fi communication channel in the same system that connects to a broadband connection feeding VoIP.

During 2007, we continued the Wi-Fi product development, and demonstrated audio, picture and video streaming over Wi-Fi from a home server, Internet radio, web-browser and other Wi-Fi-based applications.

Also, during 2006 and 2007, we started shipments of four DECT 6.0 products to the U.S. market.

During 2007, we acquired the CIPT Business, significantly strengthening our research and development capabilities with development sites in Europe and India. This business line had developed cordless and VoIP products using ARM7™ and ARM9™ processors and BiCMOS radio frequency technology.

During 2007, development efforts of the CIPT Business focused on introducing the ARM9™-based products into the market, replacing the first generation of ARM7™-based products on the market. These developments included the following main product deliverables for 2007: the VegaONE, a single chip cordless system solution containing the ARM9™ processor, a programmable burst mode controller, power management and audio codes, radio frequency transceiver and power amplifier; and the VegaFireBird, a powerful dual core processor suited for VoIP base stations and high-end terminals containing an ARM9™ processor and a REAL™ DSP core alongside the programmable burst mode controller. The current focus of the CIPT Business team is the consolidation of the two product lines for the cordless market by combining the ARM9™-based controllers with the CMOS radio frequency devices and merging our two software platforms.

With the increased research and development capabilities resulting from the acquisition, we are merging the two cordless product families, whilst simultaneously strengthening our investments in our Wi-Fi/DECT/multimedia portfolio.

Our sales included the sales of the CIPT Business from the date of closing of the transaction on September 4, 2007. Sales of our 5.8GHz products generated 24%, 31% and 31% of our revenues for 2007, 2006 and 2005, respectively. Sales of our 2.4GHz products generated 19%, 31% and 42% of our revenues for 2007, 2006 and 2005, respectively. In 2007, DECT generated 38% of our sales versus 18% in 2006 and 6% in 2005. Revenues from CoIP products for 2007, 2006 and 2005 generated 4%, 1% and 0% of our total revenues, respectively.

We expect that all of the above referenced products will continue to contribute a significant share of our business in 2008. We further anticipate that new products and categories of products for home communication, including Wi-Fi application products, will start contributing to our growth in 2009 and beyond.

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

Acquisition of the CIPT Business significantly enhanced our product portfolio, especially in the cordless telephony and VoIP areas (the Vega family), as described below.

Products Targeted for Digital Cordless Telephony

To capitalize on the trend of conversion of analog telephony to digital cordless telephony, we developed a narrow-band chipset family and EDCT (Enhanced Digital Cordless Telephone) chipset family. Both chipsets integrate the TeakLiteDSPcore® into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility for products incorporating these chipsets range from a basic cordless phone with Caller ID to a fully featured solution that includes the integration of CID type I & II, multi-party hands-free True Full Duplex Speakerphone®, digital telephone answering machine, talking caller ID function, motion JPEG video monitoring function, USB dongle connectivity to PC instant messaging applications and cellular connectivity, as well as dual line support.

With the acquisition of the CIPT Business, we added additional products to our digital cordless telephony portfolio such as the Vega family of products. These products are based on the ARM™ processor and contain a programmable burst mode controller which can be used in DECT, DECT6.0, Enhanced Digital Cordless Telephone (EDCT) and 5.8GHz solutions with the corresponding radio frequency transceiver devices. A key part of this offering is the ability to offer development and ramp-up versions of the chip using flash memory, shortening development throughput and time-to-market for our customers.

EDCT Chipset Family—chipsets for 2.4GHz FHSS cordless telephones for the ISM band. The EDCT chipset provides a two-chip solution: the baseband controller (D36000, DE56000 or Vega family of products) and RF transceivers (one for D36000 and DE56000 family of products and another for Vega family of products) with integrated power amplifier. For 5.8GHz applications, we provide true 5.8GHz RF transceiver and integrated GaAs Front-End ICs. For the Vega family of products and 5.8GHz applications we provide an additional converter. The system supports up to four handset links to the base station simultaneously, practically unlimited number of registered handsets, walkie-talkie mode and a full range of voice enhancing features.

DECT Chipset Family—chipsets for DECT include 1.9GHz for European models, 1.8GHz for DECT 6.0 in the U.S. and newly introduced 1.7GHz for cordless phones in Korea. In 2007, we replaced the traditional three chip solution with a two chip solution by integrating RF and power amplifier into a new RF19 chip, which delivers improved performance and cost saving. For the Vega family of products, we offer single chip solution VegaOne system on a chip solution with most advanced ARM9™-based baseband processor. The baseband chip combines unique communication technology with the high-end telephony features at effective system cost. The current DECT chipset supports up to six simultaneous handset links to the base station and a full range of voice features. The use of DSP in all DE family baseband processors enables advanced voice features, such as wideband audio (High Definition Voice), to be supported in all ranges of our solutions. During 2007 we started production of a RF transceiver, which in addition to providing outstanding performance characteristics, allows simultaneous support of up to 12 handset links and supports emerging next generation DECT standard—CAT-IQ—which is aimed at the global DECT market.

The Vega family of products, acquired from NXP during 2007, enhances our customer base by adding major telecom brands to our existing customer lists in Europe and Asia. These products include the ARM7™-based Vega-XS, Vega-Lite and Vega-Bluebird families of products that target low and mid-tier PSTN and CoIP base stations/high-end terminals and the new generation of ARM9™ -based products described earlier.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003 and 2004, we developed a video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

In 2007, we demonstrated the first member of the XpandR product family—the DW52 chip—which integrates Wi-Fi and DECT into a single chip. The XpandR family opens vast opportunities for a new generation of multimedia applications, such as location-free base, digital picture frames, Internet radio, high quality multimedia players (e.g. MP3) and Internet browsing products. We believe these products will present unique opportunities for us to expand the domain of applications and to add new customers served by our products.

Video Processor Chip—a chip that is targeted at low bit rate video applications, such as those based on H.263, JPEG and MPEG4 compression standards. This chip includes a complete stand-alone system, including direct image sensor and display interfaces, as well as an advanced video compression engine. Target applications include video telephony, home security and portable multimedia. The chip can be used in a system with our cordless chipsets to provide wireless video transmission.

Products Targeted for Analog Telephony

We continue to sell stand-alone speech processors to support analog telephones based on TeakLiteDSPCore®, which provide the following features: TripleRateCoder™, True Full-Duplex SpeakerPhone™, Caller ID and Call Waiting caller ID, call progress tone detection, DTMF signaling, voice prompts, variable speed playback (FlexiSpeech®), voice activity detection (VAD) and voice recognition. In 2006, analog RF IC control has been added to the IC functionality, thus enabling entire system functionality support on a single chip solution. In 2007, these products were introduced in the market in mass production.

As discussed above, the Vega family of products, which also is targeted for analog telephony, enhances our customer base by adding major telecom brands to our customer lists in Europe and Asia.

Products Targeted for Voice-over-Packet Market

In 2004, we decided to stop developing products targeted at the VoP gateway market and announced that we were developing an IP cordless phone that was anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities.

We continue to sell our current line of VoP speech co-processors, including VoIP, which are DSP core-based, highly-integrated speech processors targeted at the low to medium density IAD, residential gateway and VoIP telephony markets. These devices integrate all necessary DSP functionality with built-in analog front-end and support one to four channels of VoIP and FAX over IP for use in conjunction with other microprocessors to transmit VoP-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, DSL links, cable networks, other data networks and combined data/voice networks. “Voice-over-IP” refers to the transmission of voice signals over networks using the IP, which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

In 2005, we developed an integrated CoIP telephony system that supports both PSTN line and broadband for the emerging VoIP residential market, supporting Session Initiation Protocol (SIP) together with advanced TR-069 protocol, thereby enabling telecommunication operators’ remote control and remote upgrade of VoIP products.

As discussed above, the Vega family of products, which also is targeted for the VoP market, enhances our customer base by adding major telecom brands to our customer lists in Europe and Asia.

Products Targeted for the Digital Voice Recorder and Multimedia Market

We have developed a DVR that integrates the TeakLiteDSPCore® to enable many different speech compression rates at the highest possible quality. During 2005, we also developed and released an integrated DVR with MP3 playback and USB dongle connectivity for voice recording application for personal and business use. In 2006 and 2007, we continued to ship our DVR products to major brand name manufacturers in Japan and Korea.

Customers

We sell our products primarily through distributors and representatives, and directly to original equipment manufacturers (OEMs) and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. In 2007, we increased our customer base significantly due to the acquisition of the CIPT Business. Our customer list now includes additional major brand names and direct OEMs and ODMs worldwide. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, Alcotel, Audioline, Ascalade, AT&T, Belgacom, Binatone, Britich Telecom, Brother, CCT Tech, Deutsche Telekom, Founder, France Telecom, Global China Technologies, Giant Electronics, Gaoxinqi, GE, Hagenuk, LG Electronics, Matsushita, Motorola, NEC, NTT, Panasonic, Philips, Pioneer, Sagem, Samsung, Sanyo, Sharp, Siemens, Sony, SunCorp, Swisscom, Telecom Italia, Telefonica, Telstra, Thomson, Topcom, Uniden, Verizon, VTech, and Yamaha.

International Sales and Operations

Export sales accounted for 98% of our total revenues for 2007, 100% for 2006 and 99% for 2005. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 10 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2007, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

Moreover, a portion of our expenses in Israel are paid in Israeli currency (New Israeli Shekel (NIS)), which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

In addition, due to the acquisition of the CIPT Business, a portion of our expenses in Europe are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and the Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries and lease and operational payments on our European facilities. As a result, an increase in the value of the Euro and Swiss Franc in comparison to the U.S. dollar also could increase the cost of our technology development, research and development expenses and general and administrative expenses.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors and independent OEM representatives. Our sales and marketing team, working out of our sales offices in Hong Kong; Zurich, Switzerland; Nierenberg, Germany; San Jose, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and independent OEM representatives. A significant portion of our worldwide sales is derived from sales through our Japanese distributor, Tomen Electronics. Revenues derived from sales through Tomen Electronics comprised 37% of our total revenues in 2007, 66% in 2006 and 75% in 2005. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 23%, 39% and 49% of our revenue in 2007, 2006 and 2005, respectively. Sales through Tomen Electronics or directly to Uniden represented 13%, 14% and 18% of total revenues for 2007, 2006 and 2005, respectively. Sales to Hong Kong-based CCT Telecom represented 12%, 17% and 13% of total revenues for 2007, 2006 and 2005, respectively. Sales to Hong Kong-based SunCorp represented 9%, 11% and 5% of total revenues for 2007, 2006 and 2005, respectively. Sales to Hong Kong-based VTech represented 10% of total revenues for 2007 and 0% in 2006 and 2005. Moreover, our sales representatives and distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more representatives or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. In addition, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products, as well as the loss of other significant customers, could also materially harm our sales and results of operations.

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

Manufacturing and Design Methodology

As part of the acquisition of the CIPT Business we entered into a Manufacturing Services Collaboration Agreement with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products at agreed upon prices for up to seven years following the closing of the Acquisition. The services are provided on a purchase order basis. The agreement also set forth specified capacity guarantees by NXP, logistics for our provision of production schedules, our purchase obligations, penalties for late/non delivery by NXP and various technical specifications for the manufacturing services. In order to meet the agreement obligations, NXP uses both its internal fabrication and back-end production facilities, as well as third parties. We currently buy finished goods from NXP under the manufacturing agreement. In order to enable NXP to provide such service, we provide binding capacity commitments to NXP based on a periodic rolling forecast. Unforeseen difficulties with NXP’s manufacturing of the CIPT Business products could materially harm our business, financial condition and results of operations.

We contract our non-CIPT Business product fabrication services for speech and telephony processors and RF devices mainly from TSMC, TriQuint and IBM. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. We believe there is a greater demand for foundries which may strain their production capacity. Also, there may be shortages in worldwide foundry capacity due to increased semiconductor demand for other factors. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Moreover, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

For non-CIPT Business products, we use independent subcontractors, located in Asia, to assemble and test our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test our products at ASE, KYEC, Giga and TSMC and subcontract ASE and SPIL for dies packaging. We entered into an agreement with ASE in 2006 pursuant to which we purchased $3.5 million of equipment to be located at ASE’s facilities to support our capacity needs. In consideration for this capital expenditure, ASE agreed to provide us with testing and assembly services at a discount to market price from 2006 through 2009.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Infineon and SiTel (formerly the DECT division of National Semiconductor). Similar principal competitive factors affect the VoP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include AudioCodes, Broadcom, Infineon, Texas

Instruments and new Taiwanese IC vendors. Our principal competitors in the Broadband market include Broadcom, CSR, Infineon, Marvel and Texas Instruments.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. Moreover, price competition has intensified due to the lack of new model launches and the anticipation of new products in the market, and we expect the market to be more price sensitive in 2008. We were able to partially offset price reductions which occurred during 2007 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

In future periods, due to various new developments in the residential telephony market, we also may be required to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, will require us to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market. The expenditure of greater resources to expand our product lines and develop and sell a portfolio of “system-on-a-chip” solutions may increase our operating expenses and reduce our gross profit.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2007, we had a staff of 306 research and development personnel, of which 155 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $58.5 million in 2007, $47.5 million in 2006 and $40.3 million in 2005 on research and development activities.

As noted above, due to various new developments in the home residential market, including the rapid deployment of new communication access methods and the rise of alternative technologies accelerating the decline of the fixed-line telephony market, we will be required to expand our current product lines and develop products and services targeted at a wider multimedia market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

As of December 31, 2007, we have been granted 48 United States patents, one Canadian patent, 5 Israeli patents and two Taiwanese patents, and have 25 patents pending in the United States, 6 patents pending in Europe (PCT), one patent pending in Japan, one patent pending in Korea and 10 patents pending in Israel. In addition to above mentioned patents, we are in the process of registering under the DSP Group name and maintaining the pending patent portfolio transferred to us in connection with the acquisition of the CIPT Business from NXP. The acquisition adds to our portfolio 42 granted patents, and 103 pending patent applications.

We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure you that these measures will be successful.

The semiconductor industry is subject to frequent litigation regarding patent and other intellectual property rights. While claims involving any material patent or other intellectual property rights have not been brought against us to date, we cannot provide assurance that third parties will not assert claims against us with respect to existing or future products, or that we will not need to assert claims against third parties to protect our proprietary technology. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that our TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of our TrueSpeech 8.5 licensees, for infringement. We were not named in AT&T’s suit against Microsoft. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

We have trademark registration for the following marks in the United States: TRUESPEECH and TRIPLE RATE CODER.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis and in a cost-effective manner will be more important in maintaining our competitive position than the protection of our intellectual property. In addition, we believe that due to rapid technological changes in residential telephony, computer telephony and personal computer markets, patents and trade secret protection are important but must be supported by other factors, including expanding the knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure you that these measures will be successful.

Backlog

At December 31, 2007, our backlog was approximately $75.8 million compared to approximately $57.9 million at December 31, 2006. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2007, we had 502 employees, including 306 in research and development, 92 in marketing and sales and 104 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

Furthermore, in connection with the establishment of a new organizational structure for the combined company after the acquisition of the CIPT Business from NXP and the implementation of a unified synergy plan, we are implementing a restructuring plan that involves mainly a reduction in workforce in several locations. We estimate that we will finalize the plan within a year from the date of the acquisition. The estimated restructuring costs are approximately $6.0 million, consisting primarily of employee severance costs and are based on our management’s current best estimates.

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

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 37% of our total revenues in 2007, 66% of our total revenues in 2006 and 75% in 2005. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 23%, 39% and 49% of our revenues in 2007, 2006, and 2005. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers – Panasonic, Uniden, CCT, SunCorp and VTech – accounted for 67% of total revenues in 2007, 81% of total revenues in 2006 and 85% in 2005. In addition to Panasonic mentioned above, sales to Uniden represented 13%, 14% and 18% of total revenues for 2007, 2006 and 2005, respectively. Sales to CCT Telecom represented 12%, 17% and 13% of total revenues for 2007, 2006 and 2005, respectively. Sales to SunCorp represented 9%, 11% and 5% of total revenues for 2007, 2006 and 2005 respectively. Sales to VTech represented 10% for 2007 and 0% of total revenues for the 2006 and 2005, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a majority of our total revenues for 2007. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 86 % of our total revenues for 2007, 81% of our total revenues for 2006 and 78% in 2005. Revenues from our 5.8GHz and 2.4GHz digital products represented 24% and 19%, respectively, of total revenue for 2007, and both represented 31% of total revenues for 2006. In 2005, revenues from our 5.8GHz and 2.4GHz digital products represented 31% and 42%, respectively, of total revenues. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the 2008 with a sharper decrease in sales of our 5.8 GHz products.

Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive and is facing intensive pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing and potential competitors in this market include large and emerging domestic and foreign companies, many of whom have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased pricing competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability to compete would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. The acquisition could have an adverse effect on our business in the near term if current and prospective customers and strategic partners are reluctant to enter into new agreements with us due to uncertainty about the direction of the company after the acquisition. In addition, the process of integrating the CIPT Business into our company may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. The diversion of management’s and employees’ attention from our day-to-day business, including implementation of strategic initiatives, may cause disruptions among our relationships with customers and strategic partners, all of which could detract from our ability to generate revenue and implement strategic initiatives. Furthermore, we cannot assure you that the proposed benefits of the acquisition can be achieved or achieved at the level currently anticipated. Our results of operations after the acquisition could be below the expectations of market analysts, which could cause a decline in our stock price. Moreover, the acquisition diluted our stockholders’ equity as we issued 4,186,603 shares of our common stock to NXP as partial consideration for the acquisition.

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

Moreover, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to become more price sensitive in 2008.

The planned reduction in workforce associated with the restructuring efforts relating to the CIPT Business acquired from NXP could disrupt the operation of our business.

Pursuant to the acquisition of the CIPT Business from NXP, we increased our headcount and established new foreign subsidiaries in France, Germany, Switzerland, Hong Kong and India. In connection with the establishment of a new organizational structure for the combined company and the implementation of a unified synergy plan, we have implemented a restructuring plan that mainly involves a reduction in workforce in several locations. Workforce reductions in connection with any restructuring activity could result in an erosion of morale, affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, and result in work stoppages, all of which in turn may adversely affect our future revenues or cause other administrative deficiencies. Additionally, reduction in workforce in EU countries may be protracted, require us to comply with complex foreign labor regulations and may entail substantial severance costs. We also may face actions from employees that may be costly to defend. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful or implemented in a timely manner.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors and representatives to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for 2007. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and have material operations, in France, Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business.

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT products) currently generate approximately 50% of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to adequately meet our manufacturing demands to date, our manufacturing arrangement with NXP was established only in September 2007. Our business could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Furthermore, as part of the acquisition, we negotiated a predetermined cost structure for NXP’s provision of manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products. Our business would be harmed if such cost structure increases, which reduces the anticipated gross margin for our CIPT Business products. Our business also would be materially harmed if NXP terminates its relationship with us and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Korea, South America and the domestic Japanese market. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods.

Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business.

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz products, we are witnessing a shift in the U.S. market towards DECT products. In 2006, at the conclusion of negotiations between the DECT Forum and the Federal Communications Commission (FCC), the FCC authorized the use of the DECT frequency band in the U.S. This FCC decision allows companies and households to use the multifunctional DECT technology for various communication needs and may lead to the expansion of the U.S. DECT market (DECT 6.0). However, we can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover we can provide no assurance that our DECT 6.0 chipsets will be acceptable to our OEM customers or that the OEM customers to whom we sale DECT 6.0 chipsets will gain significant U.S. market share. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging

DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer.

We are dependent on a small number of OEM customers, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

We sell our products to a limited number of OEM customers through a network of distributors and OEM representatives. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

There are several emerging market trends that may challenge our ability to continue to grow our business.

We believe new technological developments in the home residential market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless fixed-line telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT, CoIP and video products. We cannot assure you that we will succeed in expanding our product lines, or develop and sell in a timely manner a portfolio of “system-on-a-chip” solutions.

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

We believe there may be an emerging trend of our OEM customers outsourcing their production to third parties. We have invested substantial resources to build relationships with our OEM customers. However, the outsourcing companies whom our OEM customers may choose to outsource production may not have prior business relationships with us or may instead have prior or ongoing relationships with our competitors. The emergence of this trend may require us to expend substantial additional resources to build relationships with these outsourcing companies, which would increase our operating expenses. Even if we do expend such resources, there are no assurances that these outsourcing companies will choose to incorporate our chipsets rather than chipsets of our competitors. Our inability to retain an OEM customer once such customer chooses to outsource production would have a material adverse effect on our future revenue.

Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business.

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2007, 254 of our 502 employees were located in Israel, including 155 out of 306 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law, and as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (29% for 2007) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2018. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements and have calculated our current tax provision for the year 2007 accordingly. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (29% for 2007). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

Our success and ability to compete is in part dependent upon our internally-developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants. In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed. However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others. Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary. Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure you that we will be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

Most of our sales are on an open credit basis. Because of current conditions in the global economy, our exposure to credit risks relating to sales on an open credit basis has increased. We expect demand for enhanced open credit terms, for example, longer payment terms, to continue and believe that such arrangements are a competitive factor in obtaining business. Although we monitor and attempt to mitigate credit risks, including through insurance coverage from time to time, there can be no assurance that our efforts will be effective. Moreover, even if we attempt to mitigate credit risks through insurance coverage, such coverage may not be sufficient to cover all of our losses and we would be subject to a deductible under any insurance coverage. Furthermore, as part of the acquisition of the CIPT Business, we increased our customer base with new customers in Europe and Asia who are less established and have less financial resources than our existing customers. As a result, our future credit risk exposure may increase. Although any losses to date relating to credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

We may have exposure to additional tax liabilities as a result of our foreign operations.

We are subject to income taxes in both the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the acquisition of the CIPT Business from NXP, we now have operations in France, Germany, Switzerland, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for 2007. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

There are no assurances that we will be successful in these pursuits, that the demand for our products will continue or that our products will achieve market acceptance. Our failure to develop and introduce new products that are compatible with industry standards and that satisfy customer requirements, and the failure of our products to achieve broad market acceptance, could have a negative impact on our ability to sell our products and our results of operations.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Infineon and SiTel (formerly the DECT division of National Semiconductor). Our principal competitors in the VoIP market include AudioCodes, Broadcom, Infineon, Texas Instruments and new Taiwanese IC vendors.

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

An unfavorable tax ruling from the Swiss tax authorities relating to the tax rate applicable to the taxable income generated by our Swiss subsidiary could affect our operating results.

In connection with the acquisition of the CIPT Business of NXP, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the acquisition. As of December 31, 2007 and the filing date of this periodic report, the tax ruling process has not been finalized. Although we believe such ruling will be obtained, in the event we do not receive a favorable tax ruling, the tax rate of our Swiss subsidiary could increase.

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

Our principal executive offices in the United States are located in San Jose, California, where we lease approximately 3,800 square feet under a lease that expires in April 2011. Portions of our operations relating to the development of Wi-Fi technology are located in leased facilities in Rancho Cordova, California; Colorado Springs, Colorado; and Bloomington, Minnesota. These facilities are leased through 2008 to 2011. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 17,700 square feet located in Herzelia Pituach, Israel. These facilities are leased through November 2008. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2008. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2008. We currently anticipate that such leases will be extended upon termination. The Company’s subsidiaries in Germany, France, India and Switzerland, primarily housing the CIPT Business acquired from NXP, have sublease agreements with NXP for their facilities that terminate from 2008 through 2012. In addition, the Company’s subsidiary in Hong Kong that also primarily house the CIPT Business entered into a new facilities lease agreement in November 2007 that is effective until 2010. We believe that our existing facilities are adequate to meet our needs for the immediate future.

Item 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, we have been and, from time to time may be, notified of claims that we may be infringing on patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that our TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of our TrueSpeech 8.5 licensees, for infringement. We were not named in AT&T’s suit against Microsoft. During 2002, we recorded a provision, which was included in the costs of revenues, in respect of this legal exposure. We currently believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on the company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001, trades on the Nasdaq Global Select Market (Nasdaq symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market:

Year Ended December 31, 2007	High	Low
First Quarter	$22.34	$18.89
Second Quarter	$22.13	$17.72
Third Quarter	$20.97	$15.83
Fourth Quarter	$16.30	$11.75

Year Ended December 31, 2006	High	Low
First Quarter	$30.80	$24.49
Second Quarter	$28.99	$22.82
Third Quarter	$25.74	$22.03
Fourth Quarter	$24.55	$19.74

As of March 10, 2008, there were 30,049,176 shares of common stock outstanding, representing approximately 54 holders of record, which we believe represents approximately 5,173 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 19, 2008. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2007 to October 31, 2007)	—	—	—	3,350,377
Month #2 (November 1, 2007 to November 30, 2007)	1,196,665	$15.02	1,196,665	2,153,712
Month #3 (December 1, 2007 to December 31, 2007)	—	—	—	2,153,712
TOTAL	1,196,665	$15.02	1,196,665	2,153,712

In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board of directors approved an additional 2.5 million shares, 2.5 million shares and 3.0 million shares of our common stock, respectively, for repurchase. As of December 31, 2007, after giving effect to the prior repurchases, an aggregate of 2,153,712 shares of our common stock remains available for repurchase under our share repurchase program. The repurchase program has no set expiration or termination date. No shares were repurchased outside of the program.

On January 30, 2008, our board of directors approved an additional 2.9 million shares available for repurchase under our share repurchase program. Also on January 30, 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of our common stock, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 19, 2008. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this proxy statement or future filings made by the Company under those statutes, the Stock Performance Graph shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2002 and ends on December 31, 2007, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2002, and the reinvestment of any dividends.

*	$100 invested on 12/31/02 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2007, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$248,788	$216,948	$187,225	$157,511	$152,875
Cost of revenues	148,075	128,559	101,074	80,368	83,077

Gross profit	100,713	88,389	86,151	77,143	69,798
Operating expenses
Research and development	58,488	47,525	40,290	32,147	25,599
General, administrative, sales and marketing	33,674	27,443	20,517	18,404	18,930
In process research and development write off	10,350	—	—	2,682	2,727
Amortization of intangible assets	11,102	—	—	4,304	—

Total operating expenses	113,614	74,968	60,807	57,537	47,256

Operating (loss) income	(12,901)	13,421	25,344	19,606	22,542
Financial and other income
Interest income, net	10,541	13,198	10,166	8,522	7,947
Capital gains from available-for-sale marketable securities	—	—	—	44,448	241

Income (loss) before taxes on income	(2,360)	26,619	35,510	72,576	30,730

Taxes on income	2,393	4,240	6,037	21,482	5,375

Net income (loss)	$(4,753)	$22,379	$29,473	$51,094	$25,355

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	29,495	29,343	28,435	27,959	27,912
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	29,495	30,049	29,843	29,092	29,593
Basic net earnings per share	$(0.16)	$0.76	$1.04	$1.79	$0.91
Diluted net earnings per share	$(0.16)	$0.74	$0.99	$1.70	$0.86
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$167,737	$348,882	$345,216	$330,995	$276,373
Working capital	$134,896	$169,760	$145,745	$106,463	$60,887
Total assets	$512,843	$413,988	$400,005	$366,961	$368,470
Total stockholders’ equity	$424,857	$366,749	$349,134	$315,490	$304,381

	Year Ended December 31,
Fiscal Years by Quarter	2007				2006
Quarterly Data:	4th(1)	3rd(1)	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$85,198	$61,866	$52,436	$49,288	$40,383	$63,875	$60,737	$51,953
Gross profit	$35,558	$24,665	$21,203	$19,287	$15,501	$26,186	$25,105	$21,597
Net Income (loss)	$(1,585)	$(7,496)	$2,964	$1,364	$1,600	$8,053	$7,088	$5,638
Net earnings (loss) per share—Basic	$(0.05)	$(0.25)	$0.10	$0.05	$0.06	$0.28	$0.24	$0.19
Net earnings (loss) per share—Diluted	$(0.05)	$(0.25)	$0.10	$0.05	$0.06	$0.27	$0.23	$0.18

(1)	We acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) on September 4, 2007. Revenues from the CIPT Business have been included in our financial results since the acquisition. Our revenues, expenses and cash flows are inclusive of the CIPT Business starting from the date of the acquisition and therefore are included in our financial results for the third and fourth quarters of 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Acquisition of the Cordless and VoIP Terminals Business of NXP B.V.

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Our revenues, expenses and cash flows are inclusive of the CIPT business starting from the date of the acquisition.

Information contained in this annual report, including forward looking information and discussions about our business and market trends, should be read in light of the Acquisition.

Overview

DSP Group is a fabless semiconductor company that is a leader in providing chipsets to original equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the short-range residential wireless communications market.

In recent years we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market by taking advantage of the market transformation from analog-based technologies to digital-based technologies for telephony products, the shift from 900MHz to 2.4GHz to 5.8GHz technologies, and our success in recent years in penetrating the DECT market.

Our current primary focus is digital cordless telephony with sales of our in-house developed Cordless over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 86% of our total revenues for 2007. Our revenues were $ 248.8 million for 2007, an increase of 15% in comparison to 2006. This increase was mainly the result of increased sales of our DECT and CoIP products, mainly due to the Acquisition, which increase was partially offset by decreased sales of our 2.4GHz and 5.8GHz products. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during 2008 with a sharper decrease in sales of our 5.8 GHz products. We anticipate our revenues from DECT products will continue to increase in absolute number and as a percentage of total revenues in 2008 due to the Acquisition.

Notwithstanding our successes to date, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. We expect pricing pressures to continue in 2008. Our gross margin decreased to a level of 40.5% of total revenues in 2007 from 41% in 2006, primarily due to the continued decline in the average selling prices of our products, the decline in total revenues and the increased sales of DECT products with lower gross margin on account of 2.4 GHz and 5.8GHz products with higher gross margin. We expect that our gross margin for the first half of 2008 will be lower than our gross margin for the full year 2008, and that gross margin would improve in the second half of 2008 mainly due to the ramp-up in production of cost-improved ICs, the implementation of cost synergies following the acquisition of the CIPT Business, as well as an increase in revenues from the Japanese domestic customers from a seasonally slow fourth quarter due to fiscal year end. However, if implementation of cost synergies, ramp-up of cost-improved ICs or change in customer mix do not occur or occur slower than anticipated, we may not be able to increase our gross margin in the second half of 2008 and our gross margin will decrease year over year.

We had operating loss of $12.9 million for 2007, compared to $13.4 million of operating profit for 2006. The decrease in operating income for the 2007 was primarily attributable to (i) in-process research and development write-off and amortization of intangibles and other assets related to the Acquisition in the amount of $21.5 million for 2007, (ii) an increase in salaries and labor expenses related to research and development (iii) the decline in gross margins, (iv) an increase in expenses related to equity-based compensation resulting from the implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and (v) the inclusion of the operating expenses of the CIPT Business in the amount of $11.4 million (not including in-process research and development write-off and amortization of intangibles and other assets related to the Acquisition) beginning on September 4, 2007, the date of completion of the Acquisition. Operating expenses increased by 52% in 2007 compared to 2006, reaching a level of $113.6 million. The increase in operating expenses was mainly due to the same factors as noted above for the decrease in operating income.

The cordless telephony market is additionally undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to become more price sensitive in 2008. In addition, various other factors, including “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials and silicon wafer costs and increases in production, assembly or testing costs, all may decrease our gross profit in future periods. Moreover, we are currently witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business. To address pricing pressures, we may need to offer our products in the future at lower prices which may result in lower profits. Also to partially offset these factors, we are implementing cost improvement plans designed to reduce testing costs and offer our customers more cost effective products. Furthermore, notwithstanding the increase in our operating expenses due to the absorption of the operating expenses of the CIPT Business, there are no assurances that the proposed benefits of the Acquisition can be achieved or achieved at the levels currently anticipated, which could materially harm our business.

There are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business may also be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market towards DECT products. The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this market may have a material adverse effect on our profits and results of operations.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We penetrated and continue to expand our presence in the DECT market to grow our business. Our investment in DECT technologies continued with the Acquisition. Revenues derived from the sale of DECT products represented 38% of our total revenues for 2007. In addition to DECT technologies, we invested in developing CoIP technologies in house. Sales of our CoIP products, which we also consider to be a key product line for future revenues, increased significantly from 1% of our total revenues in 2006 to 4% of our total revenues for 2007. We believe that our DECT products will increase as a percentage of total revenues in 2008 in comparison to 2007. We also are penetrating additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. We believe our future growth will depend on our success in expanding our presence in the European DECT market, and the general market deployment and acceptance of our DECT and CoIP products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

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

As of December 31, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $69.6 million and marketable securities of approximately $98.2 million, totaling to $167.7 million. Our cash, investments and securities were materially decreased in 2007 to finance the Acquisition.

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

According to FIN 48 the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS Statement No. 109.		FIN 48 was effective for us at the beginning of fiscal 2007.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combinations. The goodwill on our balance sheet is a result of our acquisition of VoicePump, Inc. (VoicePump) and the CIPT Business. The identifiable intangible assets, other than goodwill, included in our balance sheet are patents acquired from Bermai, current technology, customer relations, trade name, trademark, and backlog acquired from NXP as a result of the Acquisition.

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

In the second quarter of fiscal 2007, we completed our annual impairment testing of goodwill using the methodology described in the notes to the consolidated financial statements, and determined that the goodwill was not impaired. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charge.

In the fourth quarter of fiscal 2007, we performed an additional impairment test of goodwill due to indicators that occurred subsequent to our 2007 annual impairment test that might more likely than not reduce the fair value of our reporting unit below its carrying amount. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. We determined according to the valuation made in the fourth quarter of fiscal 2007 that the goodwill was

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
not impaired. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charge.

Contingencies and Other Accrued Expenses:

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

Inventory Write-Off:

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of write-off and inventory loss reserve. We have not made any material changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past three fiscal years.

	Our write-off represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of inventory based upon our assumptions regarding forecasted consumer demand, the promotional environment, inventory aging and technological obsolescence.	If our estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established write-off that could be material.

Equity-based compensation expense:

We account for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured on the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. We utilize the accelerated attribution method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated

	Determining the fair value of share-based awards on the grant date requires the exercise of judgment, including the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.	Although management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results could differ.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
method also adds a level of complexity in estimating forfeitures. If employees leave early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

Pension Liability:

We account for pension liability in accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 87 “Employers’ Accounting for Pensions.”

	The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. The two critical assumptions used, which impact the net periodic pension cost (income) and the benefit obligations, are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high quality corporate bond, and the expected return on plan assets is based on current and expected asset allocations, historical trends and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.	Although management believes that their estimates and judgments about pension liability are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

Business Combination:

In September 2007, we acquired the assets and assumed the liabilities of the CIPT Business for approximately $270 million. The acquisition was accounted in accordance with business combination accounting. We have allocated the purchase price of the CIPT Business to tangible and acquisition-related intangible assets acquired and liabilities assumed, as well as to in-process research and development based on their estimated fair values.

The Company makes estimates of fair value using reasonable assumptions based on historical experience and information obtained from the management of NXP in order to allocate the purchase price to the tangible and intangible assets.

Assumptions are also made regarding the estimated useful life of the intangible assets.

The valuations require significant estimates and assumptions, especially with respect to acquisition-related intangible assets. Although management believes that their estimates and judgments about the business combination are reasonable, actual results could differ.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In

February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis for those acquisitions being consummated beginning in the first quarter of fiscal year 2009.

In December 2007, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. The adoption of SAB 110 will not have an impact on our consolidated financial statements.

Results of Operations:

Total Revenues.    Our total revenues were $248.8 million in 2007, $216.9 million in 2006 and $187.2 million in 2005. Our revenues for 2007 included revenues of the CIPT Business acquired on September 4, 2007, the date of completion of the Acquisition. This represents an increase in revenues of 15% in 2007 as compared to 2006 and 16% increase in 2006 as compared to 2005. The increase of 15% in 2007 was primarily as a result of the inclusion of the revenue of the CIPT Business, which reflects a strong demand for our DECT and CoIP products, partially offset by decreased sales of our 2.4GHz and 5.8GHz products. Sales of DECT products were $95.7 million, $38.5 and $10.9 million for the years ended in 2007, 2006 and 2005 respectively, representing approximately 38%, 18% and 6% of our total revenues for 2007, 2006 and 2005, respectively. This represents an increase of 149% in absolute dollars in 2007 as compared 2006. The increase in sales of DECT products for 2007 as compared to the same periods in 2006 was mainly attributable to the consolidation of the results of the CIPT Business within our combined results beginning on September 4, 2007. Revenues from CoIP products were $10.0 million, $2.9 million and $0 million for the years ended in 2007, 2006 and 2005 respectively. This represents approximately 4%, 1% and 0% of our total revenues for 2007, 2006 and 2005, respectively. This represents an increase of 247% in absolute dollars in 2007 as compared 2006. Sales of 5.8GHz products were $60.5 million, $68.1 million and $57.9 million for the years ended in 2007, 2006 and 2005 respectively, representing approximately 24% for 2007 and 31% of our total revenues for both 2006 and 2005. This represents a decrease of 11% in absolute dollars in 2007 as compared 2006. Sales of 2.4GHz products were $47.4 million, $66.7 million and $78.2 million for the years ended in 2007, 2006 and 2005 respectively, representing 19%, 31% and 42% of our total revenues for 2007, 2006 and 2005, respectively. This represents a decrease of 29% in absolute dollars in 2007 as compared 2006.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$6,132	$789	$1,101
Japan	122,832	144,821	141,310
Europe	18,657	1,035	699
Hong Kong	89,748	59,854	33,521
Other	11,419	10,449	10,594

Total revenues	$248,788	$216,948	$187,225

Sales to our customers in Hong Kong increased in 2007 as compared to 2006, representing a 50% increase in absolute dollars ($34.4 million of such revenues in 2007 resulted from the inclusion of the CIPT Business in the combined results since September 4, 2007). The decrease in our sales to Japan resulted mainly from the decrease in the sales to Panasonic in 2007 as compared to 2006, representing a 34% decrease in absolute dollars, partially offset by an increase in sales to the Japanese domestic market of 17% in absolute dollars. The increase in our sales to Europe and United States resulted mainly from the inclusion of the CIPT Business in the combined results since September 4, 2007. We anticipate that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products, mainly to customers of the CIPT Business, which are sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

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

Significant Customers.    The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 37% of our total revenues in 2007 as compared to 66% in 2006 and 75% in 2005. The decrease in 2007 as compared to 2006 was primarily due to a shift from sales to one of our significant customers through Tomen Electronics for most of 2006 to direct sales to that customer in 2007, as well as an absolute decrease in sales to Tomen Electronics in 2007 as compared to 2006. In addition, the revenues for 2007 included the results of the CIPT Business, the products of which are not sold through Tomen Electronics.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 23%, 39% and 49% of total revenues in 2007,

2006 and 2005, respectively. Sales through Tomen Electronics or directly to Uniden represented 13%, 14% and 18% of total revenues for 2007, 2006 and 2005, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to CCT Telecom represented 12%, 17% and 13% of total revenues for 2007, 2006 and 2005, respectively. Sales to SunCorp represented 9%, 11% and 5% of total revenues for 2007, 2006 and 2005, respectively. Sales to VTech represented 10% of total revenues for 2007 and 0% in 2006 and 2005, respectively.

Significant Products.    Revenues from our DECT products represented 38%, 18% and 6% of our total revenues for 2007, 2006 and 2005, respectively. Revenues from our CoIP products represented 4%, 1% and 0% of our total revenues for 2007, 2006 and 2005, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 24% and 19%, respectively, of total revenues for 2007, and both represented 31% of total revenues for 2006. In 2005, revenues from our 5.8GHz and 2.4GHz digital products represented 31% and 42%, respectively, of total revenues. We believe that sales of DECT, 2.4GHz digital products and, to a lesser extent, 5.8GHz digital products will continue to represent a substantial percentage of our revenues in 2008. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in 2008 with a sharper decrease in sales of our 5.8GHz products. For the long term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products.

Gross Profit.    Gross profit as a percentage of revenues was 40.5% in 2007, 41% in 2006 and 46% in 2005. The decrease in our gross profit in 2007 as compared to 2006 was primarily due to the continued decline in the average selling prices of our products and the increased sales of DECT products with lower average gross margin on account of 5.8GHz products with higher average gross margin. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes, “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials and silicon wafer costs and increases in production, assembly or testing costs. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us to offset the expected decrease in gross margins of our products. Furthermore, as gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods.

Cost of goods sold consists primarily of the costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Operating expenses

Research and Development Expenses.    Research and development expenses increased to $58.5 million in 2007 from $47.5 million in 2006. Research and development expenses increased to $47.5 million in 2006 from $40.3 million in 2005. The increase in research and development expenses in 2007 as compared with 2006 was mainly attributed to (i) an increase in research and development expenses in the amount of $7.9 million as a result of the inclusion of the expenses of the CIPT Business in the combined results, (ii) an increase in expenses related to equity-based compensation resulting from the adoption of SFAS 123(R) during 2007, and (iii) an increase in salary and labor expenses for 2007 as compared to the same periods in 2006. Equity-based compensation expenses amounted to $7.1 and $6.4 million for 2007 and 2006, respectively. The above-referenced increases were partially offset by a decrease in other project-related expenses in 2007 as compared to 2006.

Our research and development expenses as a percentage of total revenues were 24% in 2007, and 22% in both 2006 and 2005. The increase in research and development expenses as a percentage of total revenues in 2007 as compared to 2006 and 2005 was due to the increase in absolute dollars of research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. In addition, the research and development expenses for 2008 will include all the research and development expenses attributable to the CIPT Business whereas such expenses were prorated from September 4, 2007, the date of completion of the Acquisition, in our 2007 results. As a result, our research and development expenses in absolute dollars are expected to increase in 2008.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $19.1 million in 2007, $16.3 million in 2006 and $13.1 million in 2005. The increase in sales and marketing expenses was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $2.0 million in the combined results. The increase in 2007 also was attributed to higher levels of salary and labor expenses, mainly due to a greater number of sales and marketing employees and contractors. The increase also was a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $1.6 million in 2007 and $1.3 million in 2006. The increase in our sales and marketing expenses for 2007 was partially offset by a decrease in commissions paid to our sales representatives due to a lower level of revenues subject to commissions for 2007 and a decrease in the average commission.

Our sales and marketing expenses as a percentage of total revenues were 8% in both 2007 and 2006 and 7% in 2005.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $14.6 million in 2007 and $11.1 million in 2006. Our general and administrative expenses increased to $11.1 million in 2006 from $7.4 million in 2005. The increase in general and administrative expenses in 2007 was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $1.4 million in the combined results. The increase also was attributable to an increase in equity-based compensation expenses related to the adoption of SFAS 123(R) that amounted to $4.6 and $4.0 million for the years 2007 and 2006, respectively. Additional factors that increased general and administrative expenses were higher accounting, legal and travel expenses for 2007, as compared to 2006.

General and administrative expenses as a percentage of total revenues were 6% in 2007, 5% in 2006 and 4% in 2005.

Our general and administrative expenses consist mainly of payroll for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

In-Process Research and Development Write-Off.    During 2007, we recorded an expense item in the amount of approximately $10.4 million related to the write–off of in-process research and development associated with the Acquisition.

Amortization of Intangible Assets.    During 2007, we recorded an expense item in the amount of approximately $11.1 million related to the amortization of intangible assets associated with the Acquisition.

Interest and Other Income, Net.    Interest and other income, net, were $10.5 million in 2007, $13.2 million in 2006 and $10.2 million in 2005. The decrease in 2007 compared to 2006 was due to a loss of $1.5 million derived from the sale of certain marketable securities, which were sold to finance the Acquisition. This loss was recognized in the second and third quarters of 2007. Another factor for the decreased interest income was the payment of approximately $200 million in cash as partial consideration for the Acquisition, which resulted in less investment balance held and less interest. The decreases in 2007 as compared to 2006 were offset partially by the overall higher yields on our investments during 2007 as compared to 2006.

Our total cash, cash equivalents, deposits and marketable securities were $167.8 million as of December 31, 2007, $348.9 million as of December 31, 2006 and $345.2 million as of December 31, 2005.

Provision for Income Taxes.    Our tax provision for 2007, 2006 and 2005 was $2.4 million, $4.2 million and $6.0 million, respectively. The decrease in provision for income taxes was mainly a result of a decrease in income before taxes.

In 2007, 2006 and 2005, we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2018.

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

In connection with the Acquisition, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition). We expect to obtain such tax ruling during 2008.

Currently, our U.S. federal income tax returns for 2003 and 2004 are under examination.

Liquidity and Capital Resources

Operating Activities.    We generated $55.5 million, $30.3 and $25.2 million of cash and cash equivalents from our operating activities during 2007, 2006 and 2005, respectively.

The increase in net cash provided by operating activities in 2007 as compared to 2006 resulted mainly from a decrease in other accounts receivables and prepaid expenses derived from the acquisition of the CIPT Business. With the Acquisition, we prepaid approximately $25 million for future inventory purchases from NXP. This prepayment was fully utilized in 2007 and decreased the cash used in inventory purchases. In addition, the increase in net cash also resulted from an increase in trade payables in the amount of $16.9 million in 2007, as compared to a decrease of $0.5 in 2006. The above referenced factors were partially offset by an increase of $30.1 million in trade receivables in 2007, as compared to $4.5 million increase in 2006, resulting mainly from the inclusion of the revenues of the CIPT Business in the combined results since September 4, 2007. Accounts receivable as of December 31, 2007, 2006 and 2005 were $51.6 million, $21.5 million and $17.0 million, respectively, representing days of sales outstanding (DSO) of 55, 49 and 36 days, respectively.

Investing Activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.

In 2007, we purchased $63.5 million of investments classified as marketable securities, as compared to $108.9 million in 2006 and $105.1 million in 2005. In addition, $272.0 million of our investments in marketable securities matured or were sold in 2007 in order to finance the cash payment made to NXP in connection with the Acquisition. In 2006 and 2005, $91.1 million in and $78.1 million matured, respectively.

As of December 31, 2007, the amortized cost of our marketable securities was $98.4 and their stated market value was $98.2 million, representing an unrealized loss of $0.2 million.

Our payment for the Acquisition of the CIPT Business amounted to $206 million (including transaction costs).

Our capital expenditures amounted to $3.4 million in 2007, $6.9 million in 2006 and $9.6 million in 2005 and was mainly for computer hardware, software and software tools used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, furniture and fixtures.

Financing Activities.    During 2007, we received $3.1 million upon the exercise of employee stock options as compared to $33.6 million during 2006 and $19.6 million during 2005. We cannot predict cash flows from options exercises in future periods.

During 2007, we repurchased approximately 1,618,000 shares of our common stock at an average purchase price of $15.88 per share for an aggregate amount of approximately $25.7 million. During 2006, we repurchased approximately 2,242,000 shares of our common stock at an average purchase price of $23.57 per share for an aggregate amount of approximately $52.8 million. During 2005, we repurchased approximately 682,200 shares of our common stock at an average purchase price of $24.98 per share for an aggregate amount of approximately $17.0 million. Pursuant to our share repurchase program, approximately 2,153,712 shares of our common stock remain authorized for repurchase as of December 31, 2007. The number of shares authorized for repurchase after giving affect to the January 2008 board approval is 5.1 million.

In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million shares, 2.5 million shares and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of our common stock, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases.

At December 31, 2007, we had cash equivalents totaling approximately $69.6 million and marketable securities of approximately $98.2 million. The cash component of the consideration for the Acquisition was financed using our existing liquidity resources, and therefore the Acquisition materially decreased our current levels of cash investments and securities.

Our backlog as of December 31, 2007 was $75.8 million. Our working capital at December 31, 2007 was approximately $136.3 million compared to $169.8 million as of December 31, 2006. The decrease was mainly due to the sale of certain marketable securities to finance the Acquisition. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2007 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments(1)	$7,471	$3,872	$3,486	$113	$—
Capital Lease	2,273	909	1,364	—	—
Purchase Obligations(2)	5,735	5,735	—	—	—
Pension Liability(3)	14,462	74	302	425	13,661
Total Contractual Obligations	$24,206	$4,855	$5,152	$538	$13,661

(1)	Represents mainly operating lease payments for facilities and vehicles under noncancelable lease agreements (See Note 12 to Notes to Consolidated Financial Statements)
(2)	Represents purchase obligations with NXP pursuant to a Manufacturing Services Collaboration Agreement we entered into with NXP in connection with our acquisition of the CIPT Business. The amount of the purchase obligations set forth in the table includes payments due under agreements to purchase finished goods from NXP.
(3)	Includes estimates of gross contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the plan obligations. We are unable to estimate the year by year projected contributions beyond 2013.

As discussed in Note 13 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 contained elsewhere in this annual report, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” At December 31, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $14.1 million. Due to the uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Interest Rate Risk.    It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure since we do not have any financial obligation and our financial assets are measured on an available-for-sale basis. We have the intent to hold these investments until the recovery of fair value.

Foreign Currency Exchange Rate Risk.    As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2008. However, due to the volatility in the exchange rate of the NIS versus the U.S. dollar, we decided to hedge part of the risk of a devaluation of the NIS, which could have an adverse effect on the expenses that we incur in the State of Israel. For example, to protect against an increase in value of forecasted foreign currency cash flows resulting from salary payments and lease payments for our Israeli facilities denominated in NIS during 2007, 2006 and 2005, we instituted a foreign currency cash flow hedging program.

These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to Consolidated Financial Statement for the year ended December 31, 2007.

Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the Euro and Swiss Franc in comparison to the U.S. dollar could increase the costs of our technology development, research and development expenses and general and administrative expenses.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

DSP GROUP, INC. AND ITS SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, effective January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, as revised, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2008 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

Tel-Aviv, Israel

March 16, 2008

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Phone: 972-3-6232525 Fax: 972-3-5622555

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

DSP GROUP, INC.

We have audited DSP Group, Inc.’s and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting included in the accompanying Managements Annual Report on Internal Control over Financial Reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Cordless and VoIP Terminals business of NXP B.V. (“CIPT”) which is included in the Company’s 2007 consolidated financial statements and constituted $ 64 million and $36 of total and net assets, respectively, as of December 31, 2007 and $61 million and $15 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CIPT.

In our opinion, the Company’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 16, 2008 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

Tel-Aviv, Israel

March 16, 2008

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,586	$37,344
Short-term investment	—	22,698
Marketable securities	63,682	109,472
Trade receivables, net	51,636	21,489
Deferred income taxes	4,011	1,516
Other accounts receivable and prepaid expenses	7,705	4,049
Inventories	16,361	14,366
Related party receivable	468	—

TOTAL CURRENT ASSETS	213,449	210,934

PROPERTY AND EQUIPMENT, NET	14,270	12,644

LONG-TERM ASSETS:
Long-term marketable securities	34,469	179,368
Long-term prepaid expenses and lease deposits	694	672
Deferred income taxes	5,109	1,987
Severance pay fund	6,883	5,689
Intangible assets, net	95,234	1,194
Goodwill	142,735	1,500

	285,124	190,410

TOTAL ASSETS	$512,843	$413,988

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,817	$11,005
Accrued compensation and benefits	19,130	10,415
Income tax accruals and payables	14,136	10,359
Accrued expenses and other accounts payable	13,292	9,395
Related party payables	11,814	—

TOTAL CURRENT LIABILITIES	77,189	41,174

LONG-TERM LIABILITIES:
Accrued severance pay	7,303	6,065
Other long-term liability	1,364	—
Accrued pensions	1,758	—
Deferred tax liabilities	372	—

TOTAL LONG-TERM LIABILITIES	10,797	6,065

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value—Authorized shares: 5,000,000 at December 31, 2007 and 2006; Issued and outstanding shares: none at December 31, 2007 and 2006	—	—
Common stock, $ 0.001 par value—Authorized shares: 50,000,000 at December 31, 2007 and 2006; Issued and outstanding: 31,229,810 and 28,377,838 shares at December 31, 2007 and 2006, respectively	31	28
Additional paid-in capital	300,542	216,041
Treasury stock	(63,804)	(44,546)
Accumulated other comprehensive income	1,025	28
Retained earnings	187,063	195,198

TOTAL STOCKHOLDERS’ EQUITY	424,857	366,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,843	$413,988

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2007	2006	2005
Revenues	$248,788	$216,948	$187,225
Costs of revenues (including $33,165 with related party)(1)	148,075	128,559	101,074

Gross profit	100,713	88,389	86,151

Operating expenses:
Research and development(2)	58,488	47,525	40,290
Sales and marketing(3)	19,060	16,306	13,119
General and administrative(4)	14,614	11,137	7,398
Amortization of intangible assets	11,102
In-process research and development write-off	10,350	—	—

Total operating expenses	113,614	74,968	60,807

Operating income (loss)	(12,901)	13,421	25,344
Financial and other income:
Interest and other, net	10,541	13,198	10,166

Income (loss) before taxes on income	(2,360)	26,619	35,510
Taxes on income(5)	2,393	4,240	6,037

Net income (loss)	$(4,753)	$22,379	$29,473

Net earnings (loss) per share:
Basic	$(0.16)	$0.76	$1.04

Diluted	$(0.16)	$0.74	$0.99

Weighted average number of shares used in per share computations of net earnings (loss):
Basic	29,495	29,343	28,435

Diluted	29,495	30,049	29,843

(1)	Includes equity-based compensation expense in the amount of $663, $461 and $0, for the years ended December 31, 2007, 2006 and 2005, respectively.
(2)	Includes equity-based compensation expense in the amount of $7,143, $6,353 and $0, for the years ended December 31, 2007, 2006 and 2005, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,616, $1,319 and $0, for the years ended December 31, 2007, 2006 and 2005, respectively.
(4)	Includes equity-based compensation expense in the amount of $4,600, $3,990 and $0, for the years ended December 31, 2007, 2006 and 2005, respectively.
(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $580, $490 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of Common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2005	27,954	$28	$187,471	$(29,797)	$65	$157,723		$315,490
Issuance of treasury stock upon purchase of ESPP shares by employees	74	*)—	—	1,493	—	(110)		1,383
Issuance of treasury stock upon exercise of stock options by employees	1,250	1	223	25,895	—	(7,118)		19,001
Tax benefit related to exercise of stock options	—	—	845	—	—	—		845
Purchase of treasury stock	(682)	*)—	—	(17,038)	—	—		(17,038)
Total comprehensive income:
Net income	—	—	—	—	—	29,473	$29,473	29,473
Unrealized loss from hedging activities, net	—	—	—	—	(20)	—	(20)	(20)

Total comprehensive income							$29,453

Balance at December 31, 2005	28,596	29	188,539	(19,447)	45	179,968		349,134
Issuance of treasury stock upon purchase of ESPP shares by employees	80	*)—	—	1,939	—	(438)		1,501
Issuance of common stock upon exercise of stock options by employees	852	1	14,499	—				14,500
Issuance of treasury stock upon exercise of stock options by employees	1,092	*)—	203	25,810	—	(6,711)		19,302
Tax benefit related to exercise of stock options	—	—	675	—	—	—		675
Purchase of treasury stock	(2,242)	(2)	2	(52,848)	—	—		(52,848)
Equity-based compensation expenses resulting from FAS 123(R)	—	—	12,123	—	—	—	—	12,123
Total comprehensive income:	—	—
Net income	—	—	—	—	—	22,379	$22,379	22,379
Unrealized loss from hedging activities, net	—	—	—	—	(17)	—	(17)	(17)

Total comprehensive income							$22,362

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of Common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2006	28,378	28	216,041	(44,546)	28	195,198		366,749
Issuance of treasury stock upon purchase of ESPP shares	93	—	—	2,124	—	(456)		1,668
Issuance of treasury stock upon exercise of stock options by employees	190	—	—	4,317	—	(1,441)		2,876
Tax benefit related to exercise of stock options	—	—	147	—	—	—		147
Issuance of shares in relation to the acquisition of the cordless and VoIP terminals business, net of issuance expenses	4,187	4	70,331	—	—	—		70,335
Purchase of treasury stock	(1,618)	(1)	1	(25,699)	—	—		(25,699)
Equity-based compensation expenses resulting from FAS 123(R)	—	—	14,022	—	—	—		14,022
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	—	—	(1,485)	—	(1,485)
Total comprehensive income:
Net loss	—	—	—	—	—	(4,753)	$(4,753)	(4,753)
Unrealized gain from hedging activities, net	—	—	—	—	453	—	453	453
Unrealized loss from marketable securities, net	—	—	—	—	(223)	—	(223)	(223)
Unrealized loss from pension	—	—	—	—	(277)	—	(277)	(277)
Foreign currency translation adjustments, net	—	—	—	—	1,044	—	1,044	1,044

Total comprehensive loss							$(3,756)

Balance at December 31, 2007	31,230	$31	$300,542	$(63,804)	$1,025	$187,063		$424,857

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4,753)	$22,379	$29,473
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,081	6,001	4,599
Equity-based compensation expenses related to employees’ stock options	14,022	12,123	—
Increase in deferred income taxes, net	(4,892)	(639)	(287)
Capital gain from sale of property and equipment	(10)	—	—
Loss on sale of marketable securities	1,510	—	—
Amortization of intangible assets	11,868	1,143	1,145
In-process research and development write-off	10,350	—	—
Accrued interest and amortization of premium on marketable securities and short-term investments	3,162	1,105	2,437
Tax benefit related to exercise of stock options	—	—	845
Increase in trade receivables	(30,147)	(4,498)	(11,015)
Decrease (increase) in other accounts receivable and prepaid expenses	23,542	(2,291)	509
Decrease (increase) in inventories	1,488	(1,680)	(3,217)
Increase in long-term prepaid expenses and lease deposits	(22)	(2)	(42)
Increase (decrease) in trade payables	6,679	(548)	4,990
Increase (decrease) in accrued compensation and benefits	3,612	(19)	2,095
Increase (decrease) in income taxes payable	1,645	(1,120)	(5,572)
Decrease in accrued expenses and other accounts payable	(181)	(1,768)	(739)
Increase (decrease) in accrued severance pay, net	44	88	(59)
Increase in accrued pension pay	146	—	—
Increase in related parties	11,346	—	—

Net cash provided by operating activities	55,490	30,274	25,162

Cash flows from investing activities:
Purchase of marketable securities and short-term investments	(63,482)	(108,885)	(105,142)
Proceeds from maturity and sale of marketable securities and short-term investments	271,974	91,080	78,117
Proceeds from sale of property and equipment	68	—	—
Purchase of property and equipment	(3,395)	(6,941)	(9,620)
Payment for acquisition of the cordless and VoIP Terminals business of NXP B.V. (1)	(206,040)	—	—
Payment for acquisition of Teleman Multimedia Inc. assets	—	—	(1,450)

Net cash used in investing activities	(875)	(24,746)	(38,095)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options	$3,116	33,561	19,604
Purchase of treasury stock	(25,699)	(52,848)	(17,038)
Tax benefit related to exercise of stock options	130	643	—

Net cash provided by (used in) financing activities	(22,453)	(18,644)	2,566

Increase (decrease) in cash and cash equivalents	32,162	(13,116)	(10,367)
Cash and cash equivalents at the beginning of the year	37,344	50,460	60,827
Cash erosion due to exchange rate differences	80	—	—

Cash and cash equivalents at the end of the year	$69,586	$37,344	$50,460

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$6,777	$7,286	$10,948

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”).

The net fair value of the assets acquired and the liabilities assumed, on the date of the Acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$18,600
Pension liability	(1,298)
Property and equipment	2,798
Technology	77,080
Backlog	4,449
In process research and development	10,350
Customers relations	23,321
Trademarks	590
Goodwill	140,762

276,652
Issuance of shares	(70,335)
Unpaid transaction costs	(277)

$206,040

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-     GENERAL

DSP Group, Inc. (the “Company”), a Delaware corporation, and its subsidiaries, collectively, are a fabless semiconductor company, offering advanced chipset solutions for a variety of applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, video and data. By combining its in-house technologies of Digital Signal Processors (DSPs), portfolio of wireless communication protocols, including DECT, Bluetooth and Wi-Fi, most advanced Radio Frequency Complementary Metal Oxide Semiconductor (CMOS), Bipolar Complementary Metal Oxide Semiconductor (BiCMOS) and SiGe, as well as Voice over Internet Protocol (VoIP) Integrated Circuits (ICs), the Company is a worldwide leader and a one-stop-shop for a wide range of applications. These applications include ISM band digital 900MHz, 2.4GHz and 5.8GHz telephony, European DECT (1.9GHz) and DECT 6.0 telephony, and Wi-Fi applications for voice, video and data communication and deployment in residential, Simple Office Home Office (SOHO), Small & Medium Size (SME), enterprise and automotive applications. The Company’s ICs provide solutions for MP3 players, VoIP phones, gateways, and Integrated Access Devices (IADs) and are widely used in Digital Voice Recorders (DVRs).

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

A portion of the Company’s products is sold to customers through a network of distributors and representatives. The Company’s largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co. Ltd. (“Panasonic”), has continually accounted for a majority of Tomen Electronics’ sales. The Company’s future performance will depend, in part, on Tomen Electronics’ continued success in marketing and selling its products. The loss of Tomen Electronics as the Company’s distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm the Company’s sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. A significant amount of its revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Acquisition of the cordless and VoIP terminals business of NXP B.V.

On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business (the “CIPT Business”), then a part of the Mobile and Personal Business Unit of NXP B.V. (“NXP”), (the “Acquisition”).

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CIPT Business targets applications for the cordless and VoIP residential telephony market, mainly European (1.9GHz) telephony (DECT). In connection with the Acquisition, the Company paid NXP approximately $ 200,000 in cash and issued 4,186,603 shares of the Company’s common stock to NXP. The Company also agreed to a contingent cash payment of up to $ 75,000 payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Should any contingent payment be made under the agreement in the future, the additional consideration, when determinable, will increase the purchase price and accordingly additional goodwill will be recorded. With the Acquisition, the Company seeks to, among other things, elevate the cordless and VoIP terminals business to a new and strategic marketing position and leverage NXP’s customer relations in Europe to become a leader in the European DECT market and introduce to the market products containing new features and applications. The Company has entered into a manufacturing agreement with NXP for the production of the products constituting the acquired business (see also note 11).

The Acquisition has been accounted for using the purchase method of accounting as determined in Statement of Financial Accounting Standard No. 141, “Business Combinations”. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of the Acquisition. The allocation period ended on December 28, 2007, when the Company determined that it is no longer waiting for information, which is known to be available or obtainable, in order to properly identify and measure the fair value of the assets acquired and the liabilities assumed.

The results of operations of the CIPT Business have been included in the Company’s consolidated financial statements since September 4, 2007.

The total consideration of $ 277,218 (including estimated transaction costs of $ 5,718, which included investment banking fees, legal and accounting fees, and other external costs directly related to the Acquisition) for the business purchased included payments to NXP of (i) cash in the amount of $ 201,123 and (ii) 4,186,603 newly issued shares of the Company’s common stock, with an aggregate value of $70,377.

Based upon a valuation of the tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total cost of the Acquisition as follows:

As of September 4, 2007
Current assets	$29,551
Property and equipment	2,798
Other non-current assets	286
Intangible assets:
Goodwill	140,762
In-process research and development	10,350
Current technology	77,080
Customer relations	23,321
Trade name and trademark	590
Backlog	4,449

Total assets acquired	289,187

Liabilities assumed:
Current liabilities	(4,671)
Restructuring accrual under EITF 95-3	(6,000)
Pension liability	(1,298)

Net assets acquired	$277,218

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In performing the purchase price allocation, the Company considered, among other factors, the intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of the CIPT Business’ products. The fair value of the intangible assets was based on a valuation completed by a third party valuation firm using an income approach and estimates and assumptions provided by management.

The amount allocated to in-process research and development (“IPR&D”) of the cordless and VoIP technologies was determined using the income approach. These technologies were considered to have no alternative future use, other than the technological indications for which they were in development, and no technological feasibility had been established. Accordingly, this amount was expensed in the consolidated statement of operations, upon consummation of the Acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”).

The amount of the cost attributable to current technologies relates to VoIP and cordless technologies, other than the technology that was identified as IPR&D, and was determined using the income approach on the basis of the present value of cash flows attributable to the current VoIP and cordless technologies and is amortized on a straight-line basis over expected future life of between four to five years. The expected future life period was estimated based on the duration of the cash flow associated with the existing technologies and management’s estimates of its useful life.

The value assigned to customer relations was determined using the income approach. This valuation is based on the backlog on the date of the Acquisition, historical revenues by customers and customer renewal rates, and is amortized based on the accelerated method over 11 years, which is the expected cash flow utilization period.

The value of trade names and trademarks was based on cost to generate and maintain such intellectual property. This cost was estimated based on historical advertising and promotion spending and is amortized on a straight-line basis over two years.

The value assigned to the backlog was determined using the income approach and is amortized on a straight line basis over 0.3 years.

The excess of the cost of $140,762 over the net aggregate amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. An acquired workforce that did not meet the separability criteria has been included in the amount assigned to goodwill. The goodwill recognized represents mainly the synergies, both in revenues and expenses, the Company expects of the CIPT Business and the expected benefits to the Company from the acquisition of a major competitor in the cordless and VoIP market.

Following the Acquisition, the Company approved a plan to restructure certain operations of the CIPT Business to eliminate redundant costs resulting from the Acquisition and improve operational efficiencies. The restructuring charges recorded are based on the Company management’s best estimates.

The estimated restructuring costs associated with exiting activities of the CIPT Business totaled $ 6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, have resulted in an increase in goodwill. The restructuring expenses may change as management executes the approved plan. Assuming the changes will occur within a year from the date of consummation of the Acquisition, the effect of the changes will reduce or increase the cost of the acquired business. The Company estimates that it will finalize the plan within a year from the date of consummation of the Acquisition.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the plan:

	Initial costs	Adjustments to cost	Cash payments	Accrued as of December 31, 2007	Total costs
Severance and others	$6,000	$—	$	$(6,000)	$6,000

Total restructuring	$6,000	$—	$	$(6,000)	$6,000

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

	Twelve months ended December 31,
	2006	2007
	Unaudited
Net revenues	$431,529	$366,195

Net income	$31,191	$3,217

Net earning per share—basic	$0.93	$0.10

Net earning per share—diluted	$0.91	$0.10

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial statements in U.S. dollars

Most of the revenues of the Company and its subsidiaries are generated in U.S. dollars (“dollar”). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company’s management believes that the dollar is the currency of the primary economic environment in which the Company and most of its subsidiaries operate. Thus, the functional and reporting currency of the Company and most of its subsidiaries is the dollar.

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

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Acquisition, the financial statements of the Company’s subsidiaries whose functional currency is not the U.S. dollar, specifically DSP Group Technologies GmbH and DSP Group France SAS, have been translated into U.S. dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

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

Short-term investments

The short-term investments include bank deposits with original maturities of more than three months and less than one year which are presented at cost, including accrued interest and auction rate securities, which are presented at cost and approximate fair market value.

Marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115. Management determines the appropriate classification of the Company’s investments in debt and equity securities at the time of purchase and re-evaluates such determinations at each balance sheet date.

At December 31, 2007, the Company classified its investment in marketable securities as available-for-sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income using the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income. Interest and dividends on securities are included in financial income.

Prior to the second quarter of 2007, marketable securities were classified as held-to-maturity as the Company previously had the intent and ability to hold the securities to maturity and were stated at amortized cost.

Due to the anticipated acquisition of the CIPT Business, beginning in the second quarter of 2007, the Company classified its debt securities as available-for-sale in accordance with the guidelines of FAS 115. Since the Company did not have the intent to hold the securities until maturity, the Company changed the classification of its investment from held-to-maturity to available-for-sale. As a result of the sale of securities in connection with the Acquisition, the Company recognized an impairment loss on its marketable securities in the amount of approximately $1,500.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) while retaining the disclosure requirements of EITF 03-1 which the Company adopted in 2003. As of December 31, 2007, no impairment loss existed.

Fair value of financial instruments

The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments:

1.	The carrying values of cash and cash equivalents, trade receivables and trade payables approximate fair values due to the short-term maturities of these instruments.

2.	The fair value of marketable securities with quoted market price is based on the quoted market price (see Note 3).

3.	The fair value of derivative instruments is estimated by obtaining quotes from brokers.

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company and its subsidiaries periodically evaluate the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-off inventory to its market value.

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

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of long-lived assets

The long-lived assets and certain identifiable intangibles of the Company and its subsidiaries are reviewed for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2007 and 2006, no impairment losses were identified.

Goodwill and other intangible assets

Goodwill and certain other purchased intangible assets have been recorded as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the second quarter of each fiscal year, or more frequently if impairment indicators are present. As of December 31, 2007 the Company operates in one operating segment, and this segment comprises its only reporting unit. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, which range from one to 8 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

During 2007, 2006 and 2005, no impairment losses were identified.

Severance pay

DSP Group Ltd. (“DSP Group Israel”) has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Group Israel’s liability is fully provided for by monthly accrual and deposits with severance pay funds and insurance policies.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

DSP Korea has a liability for severance pay pursuant to Korean law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Korea’s severance liability is fully accrued.

Severance expense for the years ended December 31, 2007, 2006 and 2005, was approximately $ 1,703, $ 1,358 and $ 923, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee benefit plan

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2007 was $ 15.5 ($ 20.5 if the employee reached the age of 50 by December 31, 2007). The Company currently offers an employer matching program. This matching contribution currently is 25% of the employee contribution up to a maximum of 1% of the employee’s compensation per year. This matching contribution vests 25% per year over the first four years of the employee’s service to the Company.

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

Warranty

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2007, 2006 and 2005.

Research and development costs

Research and development costs are charged to the consolidated statement of income as incurred.

Stock based compensation

At December 31, 2007, the Company has five stock-based employee compensation plans, which are described more fully in Note 9. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“Opinion 25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). No equity-based employee compensation expense was recognized in the consolidated statement of operations for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) “Share-Based Payment” (“Statement 123(R)”), using the modified-prospective-transition method. Under the transition method, compensation cost recognized during 2007 included: (a) compensation cost for all

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before taxes on income for the years ended December 31, 2007 and 2006, were $ 14,022 and $ 12,123 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. The Company’s net income for the years ended December 31, 2007 and 2006, were $ 13,442 and $ 11,633 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic earnings per share for the years ended December 31, 2007 and 2006, were $ 0.46 and $ 0.40 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Diluted earnings per share for the years ended December 31, 2007 and 2006, were $ 0.45 and $ 0.39 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. The actual tax benefit realized for the years ended December 31, 2007 and 2006 were $ 580 and $ 490, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $ 130 and $643 excess tax benefit classified as a financing cash inflow for the years ended December 31, 2007 and 2006, respectively, would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods using the accelerated method.

Year ended December 31, 2005
Net income, as reported	29,473
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total equity-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,899

Pro forma net income	19,574

Earnings per share:
Basic—as reported	$1.04

Diluted—as reported	$0.99

Basic—pro forma	$0.69

Diluted—pro forma	$0.66

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effect of estimated equity-based compensation expense on net income and earnings per share for the year ended December 31, 2005 was estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

Year ended December 31, 2005
Volatility	36%
Risk-free interest rate	3.97%
Dividend yield	0%
Expected life (years)	2.9-3.3

As of December 31, 2007 and 2006, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $ 11,689 and $ 12,066, respectively, which is expected to be recognized over a period of up to four years. The total intrinsic value of stock options exercised during 2007 and 2006 was $ 950 and $ 18,768, respectively. The Company recorded cash received from the exercise of stock options of $ 3,116 and $ 33,561, and related tax benefits of $ 147 and $ 675, during the years ended December 31, 2007 and 2006, respectively.

Net earnings per share

Basic net earnings per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share further include the dilutive effect of stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earning (loss) per share due to their anti-dilutive effect was 6,924,392, 3,499,165 and 1,620,293 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in income Taxes—an Interpretation of SFAS No. 109.” Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return based on the prescribed criteria in FIN 48. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade receivables, long-term lease deposits, and marketable securities.

The majority of cash and cash equivalents of the Company and its subsidiaries is invested in U.S. dollar deposits with major U.S., Swiss and Israeli banks. Such cash and cash equivalents in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the deposits and investments of the Company and its subsidiaries are financially sound and, accordingly, minimal credit risk exists with respect to these deposits and investments.

The Company’s marketable securities include investments in debentures of U.S. corporations, state and political subdivisions. Management believes that those corporations and state institutions are financially sound, the portfolio is well diversified and, accordingly, that minimal credit risk exists with respect to these marketable securities.

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government agency securities. The Company’s investment policy, approved by the Investment Committee of the Board of Directors of the Company, limits the amount the Company may invest in any one type of investment or issuer and the grade of the security, thereby reducing credit risk concentrations.

A significant portion of the product sales of the Company and its subsidiaries is to distributors who in turn sell to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its customer receivables through credit insurance. Allowance for doubtful accounts amounted to $ 100 and $0 as of December 31, 2007 and 2006, respectively.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

Derivative instruments

Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in New Israeli Shekels (“NIS”) during 2007, the Company instituted a foreign currency cash flow

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedging program. The Company hedges portions of the anticipated payroll of its Israeli employees and rent payments of its Israeli facilities, both denominated in NIS, for a period of one to 12 months with zero cost collar options and forward contracts. These forward contracts and collar options are designated as cash flow hedges, as defined by SFAS No. 133 and are all effective as hedges of these expenses.

During 2007, the Company recorded accumulated other comprehensive income amounting to $ 453 from its collar options and forward contracts with respect to payroll and rent payments expected in 2008. Such amounts will be recorded in earnings in 2008.

The Company’s recognized net gains (losses) were immaterial during the years ended December 31, 2007, 2006 and 2005, related to the options and forward contracts.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that the items of comprehensive income relates to gain and loss on hedging derivative instruments, unrealized gains and losses on available-for-sale securities, unrealized losses from pension and foreign currency translation adjustments.

Reclassification

Certain reclassifications were made in prior years’ financial statements to conform to the current presentation.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis for those acquisitions being consummated beginning in the first quarter of fiscal year 2009.

In December 2007, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SAB 110 will not have an impact on the Company’s consolidated financial statements.

NOTE 3:-     MARKETABLE SECURITIES

The following is a summary of marketable securities at December 31, 2007 and 2006:

	Amortized cost		Unrealized losses, net		Fair value
	2007	2006	2007	2006	2007	2006
US government obligations and political subdivisions	$58,249	$180,684	$(117)	$(2,225)	$58,132	$178,459
Corporate obligations	40,125	108,156	(106)	(775)	40,019	107,381

	$98,374	$288,840	$(223)	$(3,000)	$98,151	$285,840

The amortized costs of marketable debt securities at December 31, 2007, by contractual maturities or anticipated date of sale, are shown below:

	Amortized cost	Unrealized gains (losses)
		Gains	(Losses)	Fair value
Due in one year or less	$63,839	$25	$(182)	$63,682
Due after one year to five years	34,535	212	(278)	34,469

	$98,374	$237	$(460)	$98,151

Of the unrealized losses outstanding as of December 31, 2007 and 2006, $ 425 and $ 2,729, respectively, of the losses were outstanding for more than 12 months. The total fair value of those marketable securities with outstanding losses for more than 12 months as of December 31, 2007 and 2006 amounted to $52,648 and $189,474, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in all types of marketable securities were caused mainly by interest rate increases. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the investments were not considered to be other-than-temporarily impaired at December 31, 2007.

NOTE 4:-     INVENTORIES

Inventories are composed of the following:

	December 31,
	2007	2006
Work-in-progress	$4,437	$5,248
Finished products	*)11,924	9,118

	$16,361	$14,366

*)	The finished products inventory includes $585 of inventory held in consignment by other parties.

Write-off of inventory amounted to $ 1,674, $ 944 and $ 35 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5:-     PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2007	2006
Cost:
Computers and equipment	$43,278	$39,317
Office furniture and equipment	1,668	1,322
Motor vehicles	102	102
Leasehold improvements	3,659	3,850

	48,707	44,591
Less—accumulated depreciation	34,437	31,947

Depreciated cost	$14,270	$12,644

Depreciation expenses amounted to $ 6,081, $ 6,001 and $ 4,599 for the years ended December 31, 2007, 2006 and 2005, respectively.

For more information about leased equipment, see Note 12.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6:-     INTANGIBLE ASSETS, NET

a.	The following table shows the Company’s intangible assets for the periods presented:

	Useful life (years)	December 31,
		2007	2006
Cost:
Current technology	4.2 -5.3	77,080	—
Customer relations *)	11	23,789	—
Trade name and trademark	2	590	—
Backlog	0.3	4,449	—
Patents	4	4,009	4,009
Workforce	4	570	570

		110,487	4,579

Accumulated amortization:
Current technology		5,548	—
Customer relations		1,007	—
Trade name and trademark		98	—
Backlog		4,449	—
Patents		3,581	2,870
Workforce		570	515

		15,253	3,385

Amortized cost		$95,234	$1,194

*)	Includes $ 468 in exchange rate differences as of December 31, 2007.

b.	Amortization expenses amounted to $ 11,868, $ 1,143 and $ 1,145 for the years ended December 31, 2007, 2006 and 2005, respectively.

c.	Estimated amortization expenses for the years ended:

Year ended December 31,
2008	$21,289
2009	20,537
2010	20,341
2011	18,562
2012	6,868
2013 and thereafter	7,637

$95,234

NOTE 7:-     GOODWILL

Balance as of January 1, 2007	$1,500
Goodwill acquired during year	140,762
Exchange rate differences	473
Impairment losses	—

Balance as of December 31, 2007	$142,735

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8:-     PENSION LIABILITIES

The Company acquired the CIPT Business on September 4, 2007. This business sponsors various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

The largest of these plans that the Company assumed in connection with the Acquisition is the Swiss pension fund that insures the retirement, disability and death benefits of the employees who were formerly covered by the NXP Semiconductors Switzerland AG scheme. The Swiss pension plan is currently the only pension plan externally funded through a foundation. The difference between the liability (the Projected Benefit Obligation or PBO as defined in SFAS 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”)) and the market value of the plan assets is accounted for on the financial statements of the Company. The other defined benefits plans that the Company assumed in connection with the Acquisition that are accounted for on the Company’s financial statements are the pension plans in Germany, Hong Kong and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations and the fair value of the plan assets for the year ended December 31, 2007, and the statement of funded status as of December 31, 2007:

December 31, 2007
Accumulated Benefit Obligation	$12,254

Change in benefit obligation
Benefit obligation at beginning of year	$—
Service cost	282
Interest cost	108
Employee contributions	159
Expenses paid	(3)
Premiums paid	(58)
Liability assumed in Acquisition	13,260
Actuarial loss	714

Benefit obligation at end of year	$14,462

Change in plan assets
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	540
Employer contributions to plan	180
Employee contributions	159
Expenses paid	(3)
Premiums paid	(58)
Acquisitions	11,886

Fair value of plan assets at end of year	$12,704

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the measurement of the Company’s projected benefit obligations as of December 31, 2007 are as follows:

December 31, 2007
Weighted-average assumptions
Discount rate	3.54%
Expected return on plan assets	4.40%
Rate of compensation increase	4.00%

The amounts reported for net periodic pension costs and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The Company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate is determined considering the yield of government bonds. For purposes of calculating the 2007 net periodic benefit cost and the benefit obligation, the Company used a discount rate of 3.54%. The rate of compensation increase is determined by the Company, based upon its long-term plans for such increases.

The following table provides the components of net periodic benefits cost for the year ended December 31, 2007:

December 31, 2007
Components of net periodic benefits cost
Service cost	$282
Interest cost	108
Expected return on plan assets	(131)
Amortization of net loss (gain)	26

Net periodic benefit cost	$285

Benefit payments are expected to be paid as follows:

2008	$74
2009	119
2010	183
2011	203
2012	222
2013-2017	2,213

The plan asset allocations at December 31 are as follows:

2007
Bonds	$25.9%
Real estate	12.2%
Cash	10.9%
Shares	32.3%
Other	18.7%

100%

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regarding the policy for amortizing actuarial gains or losses for pension and post-employment plans, the Company has chosen the “corridor” option (as described in SFAS No. 87). This option consists of recognizing in the statements of operations, the part of unrecognized actuarial gains or losses exceeding 10% of the greater of the projected benefit obligation or the market value of the plan assets. If amortization is required, the minimum amortization amount is the excess of the greater of the projected benefit obligation or the market value of the plan assets divided by the average remaining service period of the active employees expected to receive benefits under the plan.

For the year ended December 31, 2007, an actuarial loss of $277 was recognized in other comprehensive income.

The gains and losses for the old age part time benefits under the German plans, jubilee awards and long service incentive payments are recognized in the year they occur in the statements of operations due to their limited materiality.

NOTE 9:-     STOCKHOLDERS’ EQUITY

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

Dividend policy

At December 31, 2007, the Company had retained earnings of $ 187,063. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

Share repurchase program

In July 2003, the Company announced that its board of directors approved a share repurchase program for up to 2.5 million shares of common stock. On October 19, 2004, the Company’s board approved an increase of 2.5 million shares available for repurchase. On January 2007, the Company’s board approved an increase of

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.0 million shares of common stock for repurchase under the share repurchase program. In 2007, 2006 and 2005, the Company repurchased 1,618,000, 2,242,000 and 682,000 shares, respectively, of common stock at an average purchase price of $ 15.88, $ 23.57 and $ 24.98 per share, respectively, for an aggregate purchase price of $ 25,699, $ 52,848 and $ 17,038, respectively. As of December 31, 2007, 2,154,000 shares of common stock remain authorized for repurchase (see Note 15).

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

In 2007, 2006 and 2005, the Company issued 283,000, 1,172,000 and 1,324,000 shares, respectively, of common stock, out of treasury stock, to employees who have exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

During 2007 and 2006, the Company granted to employees and executive officers of the Company and its subsidiaries Share Appreciation Rights (“SAR”), capped with a ceiling, under the various stock option plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. The SARs are considered an equity instrument as it is a net share settled award capped with a ceiling. The Company measures these awards under SFAS 123R.

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

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, 233,272 shares of common stock remain available for grant under the Directors Plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2007, 703,425 shares of common stock remain available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011. 1,526,314 shares of common stock are currently reserved for issuance under the 2001 Plan. As of December 31, 2007, 214,421 shares of common stock remain available for grant under the 2001 Plan.

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

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months from the date of grant of the options, or the vesting of the options based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 5,351,265 shares of common stock were reserved for issuance as of December 31, 2007 under this plan. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to 3% of the number of shares of common stock outstanding as of such date, or a lower number of shares determined by the Company’s Board of Directors. As of December 31, 2007, 1,288,258 shares of common stock remain available for grant under the 2003 Plan. The 2003 Plan expires in November 2012.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Board of Directors. Options under the 2003 Plan expire up to seven years after the date of grant.

On October 31, 2007, the Company granted options to purchase 235,000 shares of its common stock to the former employees of the CIPT Business, pursuant to individual non-qualified stock option agreements, outside of the Company’s various stock option plans.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate amount of 1,000,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 93,000, 80,000 and 74,000, shares issued at a weighted average exercise price of $ 17.90, $ 18.85 and $ 18.69 under the ESPP in 2007, 2006 and 2005, respectively.

Stock reserved for future issuance

The following table summarizes the number of outstanding shares of stock available for future issuance at December 31, 2007:

In thousands
Employee stock purchase plan	193
Stock options	2,439
Undesignated preferred stock	5,000

7,632

The following is a summary of activities relating to the Company’s stock options and SARs granted among the Company’s various plans:

	Year ended December 31,
	2007		2006		2005
	Amount of options and SARs	Weighted average exercise price	Amount of options and SARs	Weighted average exercise price	Amount of options	Weighted average exercise price
	In thousands		In thousands		In thousands
Options outstanding at beginning of year	6,465	$24.61	7,664	$22.27	8,001	$20.97
Changes during the year:
Granted (1)	2,152	$20.18	1,768	$27.50	1,257	$23.99
Exercised	(190)	$15.13	(1,944)	$17.39	(1,249)	$15.20
Forfeited and cancelled	(1,920)	$27.22	(1,023)	$25.79	(345)	$23.83

Options outstanding at end of year(2)	6,507	$22.65	6,465	$24.61	7,664	$22.27

Options exercisable at end of year(3)	3,346	$22.97	3,411	$23.67	4,699	$22.15

(1)	Includes SAR grants which are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 5,212,766 shares of the Company’s common stock., as of December 31, 2007.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 3,100,129 shares of the Company’s common stock., as of December 31, 2007.

The options and SARs outstanding as of December 31, 2007, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years)	Aggregate intrinsic value (*)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Aggregate intrinsic value (*)	Weighted average exercise price
	Thousands				Thousands
$ 11.48— 14.82	389	2.40		$12.90	312	1.29		$12.43
$ 15.18— 19.97	888	5.38		$17.06	318	2.87		$17.53
$ 20.06— 28.72	5,205	4.75		$24.26	2,691	3.76		$24.69
Above $ 30.00	25	2.01		$38.19	25	2.01		$38.19

	6,507		130	$22.65	3,346		130	$22.97

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of December 31, 2007 ($ 12.20 per share).

As of December 31, 2007, the outstanding number of SARs was 2,588 and based on the share price of the Company’s common stock as of December 31, 2007 ($ 12.20 per share). None of those SARs were in the money as of December 31, 2007.

The weighted-average estimated fair value of employee stock options and SARs granted during the 12 months ended December 31, 2007 and 2006, was $ 6.97 and 9.31 per share, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2007	2006
Volatility	37.17%	37.78%
Risk-free interest rate	4.74%	4.79%
Dividend yield	0%	0%
Pre-vest cancellation rate *)	7.66%	7.31%
Post-vest cancellation rate **)	0.85%	1.08%
Suboptimal exercise factor ***)	1.67	1.73
Expected life	5.25 years	4.64 years

*)	The pre-vest cancellation rate was calculated on an annual basis, the rate presented here is that of the total cancellations from grant.
**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.
***)	The ratio of the stock price to strike price at the time of exercise of the option.

The Company used its historical volatility and its implied volatility for calculating volatility in accordance with SFAS 123(R). The computation of volatility uses a combination of historical volatility and implied volatility derived from the Company’s exchange traded options with similar characteristics. As a result of the above-mentioned calculations, the weighted average volatility used for the 12 months ended December 31, 2007 and 2006 was 37.17% and 37.78%, respectively.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options. Weighted average interest rate used for the 12 months ended December 31, 2007 and 2006 was 4.74% and 4.79%, respectively.

The Company is required to assume a dividend yield as an input in the binomial model. The dividend yield assumption is based on the Company’s historical and expectation of future dividend payouts and may be subject to substantial change in the future. The dividend yield used for the twelve months ended December 31, 2007 and 2006 was 0%.

The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past option grants made by the Company. The expected life for options granted during the 12 months ended December 31, 2007 and 2006 derived from the binomial model was 5.25 and 4.64 years, respectively.

As equity-based compensation expense recognized in the consolidated statement of income is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Pre-vesting forfeitures were estimated to be approximately 7.66% and 7.31% in the twelve months ended December 31, 2007 and 2006, respectively, based on historical experience (post-vesting forfeitures rate was 0.85% and 1.08%, and is included in the valuation above).

The Company’s aggregate compensation cost for the 12 months ended December 31, 2007 and 2006 totaled $ 14,022 and $ 12,123, respectively. The total income tax benefit recognized in the income statement for the 12 months ended December 31, 2007 and 2006, was $ 580 and $ 490, respectively, for the Company’s equity-based compensation arrangements.

The total equity-based compensation expense, calculated using the accelerated attribution method, related to all of the Company’s equity-based awards, recognized for the 12 months ended December 31, 2007, was comprised as follows:

Year ended December 31,
2007
Cost of goods sold	$663
Research and development	7,143
Sales and Marketing	1,616
General and administrative	4,600

Total equity-based compensation expense before taxes	14,022
Related income tax benefits	(580)

Equity-based compensation expenses, net of taxes:	$13,442

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested stock options and SARs as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested shares	Shares	Weighted average grant date fair value
	(In thousands)
Non-vested at January 1, 2007	3,054	$8.40
Granted	2,152	$6.97
Vested	(1,310)	$(7.81)
Forfeited	(735)	$(7.73)

Non-vested at December 31, 2007	3,161	$7.45

As of December 31, 2007, options to purchase 6,190,000 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As of December 31, 2007, there was total unrecognized compensation cost of $ 11,689 related to nonvested equity-based compensation arrangements granted under the Company’s various plans. That cost is expected to be recognized during the period from 2008 through 2011.

NOTE 10:-     MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2007	2006	2005
Revenue distribution:
United States	$6,132	$789	$1,101
Japan	122,832	144,821	141,310
Europe	18,657	1,035	699
Hong-Kong	89,748	59,854	33,521
Other	11,419	10,449	10,594

	$248,788	$216,948	$187,225

The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2007	2006	2005
Long-lived assets:
United States	$3,970	$4,834	$6,042
Israel	7,486	7,367	8,357
Europe	234,100	—	—
Other	6,683	3,137	1,142

	$252,239	$15,338	$15,541

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenues from major customers:

	Year ended December 31,
	2007	2006	2005
	%
Customer A*)	23%	39%	49%
Customer B	**)13%	*)14%	*)18%
Customer C	12%	17%	13%
Customer D	10%	—	—
Customer E	9%	11%	5%

*)	These revenues were generated through Tomen Electronics, the Company’s largest distributor.
**)	Less then 1% was generated through Tomen Electronics, the Company’s largest distributor.

NOTE 11:-     RELATED PARTIES BALANCES AND TRANSACTIONS

As partial consideration for the Acquisition, the Company issued to NXP 4,186,603 shares of its common stock, representing 13.4% of the Company’s outstanding common stock as of December 31, 2007.

In connection with the Acquisition, the Company, DSP Group Israel and NXP entered into the following ancillary documents, each effective as of September 4, 2007:

(1)	Manufacturing Services Collaboration Agreement pursuant to which NXP agreed to provide the Company and its affiliates with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products at agreed upon prices for up to seven years following the closing of the Acquisition. The services are provided on a purchase order basis.

(2)	Umbrella Transitional Services Agreement pursuant to which NXP agreed to provide the Company and its affiliates with other specified transitional services at agreed upon prices for a limited period to assist the Company and its affiliates in achieving a smooth transition of the CIPT Business. The services will be provided pursuant to specified service level agreements and include HR, finance and administration, IT, infrastructure, warehousing , CAD tool services , Intellectual Property Library Services and R&D services. The term of each service is agreed upon in the service level agreements.

a.	Balances with NXP and its affiliates:

	December 31,
	2007	2006
Other accounts receivable and prepaid expenses	$468	$—
Trade payables	$10,247	$—
Accrued expenses and other accounts payable	$1,567	$—

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.	Transactions with NXP and its affiliates:

	Year ended December 31,
	2007	2006	2005
Cost of revenues(1)	$33,165	$—	$—
Research and development expenses(2)	$1,503	$—	$—
Sales and marketing expenses(2)	$199	$—	$—
General and administrative expenses(2)	$176	$—	$—

(1)	Includes the purchase of inventory from NXP pursuant to the Manufacturing Services Collaboration Agreement described above.
(2)	Includes certain research and development, sales and marketing, and general and administrative services provided by NXP pursuant to the agreements described above.

NOTE 12:-     COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzelia Pituach, Israel and in the U.S. The lease agreement for the Israeli facilities is effective until November 2008. The Company has various agreements for its facilities in the U.S. terminating in 2008-2011. In November 2004, DSP Japan entered into a new facility in Tokyo, Japan. This new lease is effective until October 2008. The Company’s subsidiaries in Korea and Scotland have lease agreements for their facilities that terminate in 2008. The Company’s subsidiaries in Hong Kong, Germany, France, India and Switzerland have sublease agreements with NXP for their facilities that terminate in 2008 to 2012. In addition, the Company’s subsidiary in Hong Kong entered into a new facilities lease agreement in November 2007, effective until 2010. The Company has operating lease agreements for its motor vehicles, which terminate in 2008 to 2010. In addition, certain of the Company’s subsidiaries have fixed services agreements with NXP (see note 11).

At December 31, 2007, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2008	$3,872
2009	2,017
2010	1,469
2011	97
2012	16

$7,471

Rental expenses amounted to $ 2,502 (out of which $303 is to related parties), $ 1,813 and $ 1,640 for the years ended December 31, 2007, 2006 and 2005, respectively.

Purchase obligations with NXP as of December 31, 2007 totaled $5,735. Purchase obligations include payments due under agreements to purchase finished goods.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company is required to make the following minimum lease commitments under capital leases for its purchased computer equipment:

Year ended December 31,
2008	$909
2009	909
2010	455

$2,273

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.	From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and, from time to time may be, notified of claims that it may be infringing on patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that the Company’s TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of the Company’s TrueSpeech 8.5 licensees, for infringement. The Company was not named in AT&T’s suit against Microsoft. During 2002, the Company recorded a provision, which was included in the costs of revenues, in respect of this legal exposure. The Company and its legal counsel currently believe that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE 13:-     TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2007	2006	2005
Domestic taxes:
Federal taxes:
Current	$3,618	$2,669	$1,157
Deferred*)	(344)	131	(164)

	3,274	2,800	993

State taxes:
Current	(102)	171	(30)
Deferred	160	(419)	68

	58	(248)	38

Foreign taxes:
Current	2,762	2,039	5,196
Deferred	(3,701)	(351)	(190)

	(939)	1,688	5,006

Taxes on income	$2,393	$4,240	$6,037

*)	Including $ 580 and $ 490 in 2007 and 2006, respectively, related to tax benefits resulting from equity-based compensation expenses.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefits associated with the exercise of nonqualified stock options reduced taxes currently payable by $ 147 in 2007, $ 675 in 2006 and $ 845 in 2005. Such benefits were credited to additional paid-in capital.

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2007	2006	2005
Domestic	$4,379	$5,972	$5,030
Foreign	(6,739)	20,647	30,480

	$(2,360)	$26,619	$35,510

c.	A reconciliation between the Company’s effective tax rate, assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate, is as follows:

	Year ended December 31,
	2007	2006	2005
Income (loss) before taxes on income	$(2,360)	$26,619	$35,510

Theoretical tax at U.S. statutory tax rate (35%)	$(826)	$9,317	$12,428
State taxes, net of federal benefit	1	51	25
Foreign income taxed at rates other than the U.S. rate	(2,488)	(8,431)	(5,662)
Nondeductible equity-based compensation expenses	4,328	3,753	—
Current adjustment and interest of FIN 48	1,820	—	—
Other	(442)	(450)	(754)

	$2,393	$4,240	$6,037

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2007	2006
Deferred tax assets (short-term):
Reserves and accruals	$2,143	$989
Carryforward tax losses	985	—
Equity-based compensation	727	490
Other	156	37

Total deferred tax assets (short-term)	4,011	1,516

Deferred tax assets (long-term):
Reserves and accruals	2,753	—
Equity-based compensation	343	—
Intangible assets	1,413	1,373
Other	600	614

Total deferred tax assets (long-term)	5,109	1,987

Total deferred tax assets	$9,120	$3,503

Deferred tax liabilities (long-term):
Intangible assets	$(372)	$—

Total deferred tax liabilities	$(372)	$—

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the deferred net tax assets will be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance was not provided. No provision for U.S. income taxes and foreign withholding taxes was provided for the undistributed earnings of DSP Group Israel, totaling $ 105,851, because the Company intends to invest these earnings indefinitely in operations outside the U.S.

e.	The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $ 1,485, associated with liabilities for unrecognized tax benefits, which was accounted for as a reduction in the retained earnings balance as of January 1, 2007. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $ 12,100.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

December 31, 2007
Gross unrecognized tax benefits at January 1, 2007	$12,097
Increases in tax positions for prior years	1,055
Increase in interest related to tax positions	794
Increases in tax positions for current year	142
Lapse in statute of limitations	(22)

Gross unrecognized tax benefits at December 31, 2007	$14,066

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $ 13,200 at December 31, 2007. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $ 2,700. A change in unrecognized tax benefit is reasonably possible in the next 12 months due to the U.S. income tax returns examination by the U.S. Internal Revenue Service. The Company cannot make an estimate of the range due to the status of the examination.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Currently, the Company’s U.S. federal income tax returns for 2003 and 2004 are under examination. The last examination conducted by U.S. tax authorities prior to the current examination was in respect to the Company’s U.S. federal income tax returns for 1998. The statute of limitations relating to the consolidated Federal income tax return is closed for all tax years up to and including 2002.

With respect to DSP Group Israel, the Israeli Taxing Authority approved the Company’s income tax after an audit for the years ended before 2004.

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Israeli Law”):

DSP Group Israel’s production facilities have been granted “Approved Enterprise” status under Israeli Law in connection with six separate investment plans.

On April 1, 2005, an amendment to the Law came into effect (the “Amendment”) and has significantly changed the provisions of the Law (the “Old Law”). Generally, investment programs of DSP Group Israel that have already obtained approval for an Approved Enterprise by the Israeli Investment Center will continue to be subject to the Old Law’s provisions.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regarding the “alternative benefits” track, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Law so that companies no longer require Investment Center approval in order to qualify for tax benefits. Such an enterprise is a “Beneficiary Enterprise,” rather than the previous terminology of Approved Enterprise. The period of tax benefits for a new Beneficiary Enterprise commences in the “Year of Commencement.” This year is the later of: (1) the year in which taxable income is first generated by the company, or (2) the Year of Election.

If a company requested the “alternative benefits” track for an Approved Enterprise under the Law, it is precluded from filing a Year of Election notice for a Beneficiary Enterprise for three years after the year in which the Approved Enterprise was activated (the “Cooling Period”). As of December 31, 2007, DSP Group Israel has elected the status of a Beneficiary Enterprise under the Amendment for its seventh plan.

According to the provisions of such Israeli Law, DSP Group Israel has chosen to enjoy the “alternative benefits track” which is a waiver of grants in return for a tax exemption. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” and “Beneficiary Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%- 25% (based on the percentage of foreign ownership) for an additional period of eight or five years, respectively. The tax benefits under these investment plans expire starting from 2005 through 2018.

DSP Group Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, are tax exempt for two and four years from the first year they have taxable income, respectively, and are entitled to a reduced corporate tax rate of 10%—25% (based on the percentage of foreign ownership) for an additional period of eight and six years, respectively. As of 2007, the first plan is no longer entitled to a reduced corporate tax.

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

The seventh plan entitles DSP Group Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. As of December 31, 2007, DSP Group Israel did not generate taxable income relating to this plan.

Since DSP Group Israel is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable rates and tax exemptions and the computation is made for income derived from each program on the basis and formulas specified in the law and in the approvals.

During 2006, DSP Group Israel received an approval for the erosion of the tax basis in respect to its fifth and sixth plans. This approval resulted in increasing the taxable income attributed to the fifth and the sixth plan, which are currently and will be at a lower tax rate than previous plans, and will result in a decrease in the effective tax rate.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through December 31, 2007, DSP Group Israel met all the conditions required under these approvals, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Group Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate and could be required to refund tax benefits already received.

The period of tax benefits, as detailed above, is subject to limitations of the earlier of 12 years from commencement of production or the year of election, or 14 years from receipt of approval.

As of December 31, 2007, approximately $ 34,258 was derived from tax exempt profits earned DSP Group Israel’s “Approved Enterprises” and “Beneficiary Enterprises”. The Company’s Boards of Director has determined that such tax-exempt income will not be distributed as dividends and intend to reinvest the amount of its tax exempt income. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Group Israel’s “Approved Enterprises” and “Beneficiary Enterprise” as the undistributed tax exempt income is essentially permanent in duration.

If the retained tax-exempt income is distributed in a manner other than on the complete liquidation of the Company, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative tax benefits (currently—10%) and an income tax liability of approximately $ 3,806 would be incurred as of December 31, 2007.

Income in DSP Group Israel from sources other than the “Approved Enterprise” and “Beneficiary Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (29% in 2007).

By virtue of the Israeli Law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” and “Beneficiary Enterprise” during the first five tax years from the beginning of such use.

g.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Group Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years, and accelerated depreciation.

h.	Reduction in Israeli tax rate:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “Approved Enterprise” status, as described above) was 36%. In June 2004 and in July 2005, the “Knesset” (Israeli parliament) passed amendments to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 and (No. 147), 2005 respectively, which determined, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2005—34%, 2006—31%, 2007—29%, 2008—27%, 2009—26% and 2010 and thereafter—25%.

i.	Non-U.S. or Israeli subsidiaries are taxed according to the applicable laws in their countries of residence except for Switzerland which in connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by its Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition. The Company expects to obtain such tax ruling during 2008.

DSP GROUP INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

j.	The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2007, in the amount of approximately $12,700, which may be carried forward and offset against taxable income in the future for a period of seven years.

NOTE 14:-     NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$(4,753)	$22,379	$29,473

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings (loss) per share (in thousands)	29,495	29,343	28,435
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	706	1,408

Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	29,495	30,049	29,843

Basic net earnings (loss) per share	$(0.16)	$0.76	$1.04

Diluted net earnings (loss) per share	$(0.16)	$0.74	$0.99

NOTE 15:-     SUBSEQUENT EVENTS

On January 30, 2008, the Company’s board of directors approved an increase of additional 2.9 million shares available for repurchase under the Company’s share repurchase program. Also on January 30, 2008, the Company’s board of directors approved the Company’s entry into a share repurchase plan, in accordance with Rule 10b(5)-1 of the Securities Exchange Act of 1934, as amended, for up to 5,000,000 shares of the Company’s common stock, which plan became effective on February 7, 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation the internal control over financial reporting of the cordless and VoIP terminals business of NXP B.V. (the “CIPT Business”), which we acquired on September 4, 2007. The total assets and net assets of the CIPT Business were $64.0 million and $36.0 million, respectively, and $61.0 million and $15.0 million of our total revenue and net income, respectively, as of and for the year ended December 31, 2007. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2007, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders to be held on May 19, 2008.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our directors and executive officers will be presented under the captions “Proposal No. 1 – Election of Directors” and “Executive Offices and Directors” in our definitive proxy statement. Such information is incorporated herein by reference.

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

Information relating to certain relationships of our directors and executive officers and related transactions, as well as director independence information, will be presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement. Such information is incorporated herein by reference.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2007.

3.	List of Exhibits:

Exhibit Number	Description

2.1	Share and Business Sale Agreement, dated September 3, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on 8-K filed September 7, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, Effective as of July 19, 1999 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws, effective as of February 15, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 20, 2008, and incorporated herein by reference).

3.4	Certificate of Determination of Preference of Series A Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on June 6, 1997 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

Exhibit Number	Description

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

4.2	Stockholders Agreement, effective September 4, 2007, by and between the Registrant and NXP, B.V. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference)

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.2	Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders Held on May 24, 2006, and incorporated herein by reference). ††

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.5	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit B to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders Held on May 24, 2006, and incorporated herein by reference). ††

10.6	Reserved

10.7	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.8	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference). ††

10.9	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.10	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference). ††

10.11	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.12	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.13	Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference). ††

Exhibit Number	Description

10.14	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.15	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference). ††

10.16	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.17	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.18	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.19	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.20	Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of April 4, 2002 (incorporated by reference to Exhibit 2.1 to Ceva, Inc.’s Registration Statement on Form 10 (File No. 000-49842), filed on June 3, 2002).

10.21	Amendment No. 1 to Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit 2.2 to Ceva, Inc.’s registration statement on Form S-1 (File No. 333-97353), filed on July 30, 2002).

10.22	Separation Agreement by and among DSP Group, Inc., DSP Group, Ltd., Ceva, Inc., DSP Ceva, Inc. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.3 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.23	Technology Transfer Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.4 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.24	Technology Transfer Agreement between DSP Group, Ltd. and Corage Ltd., dated as of November 1, 2002 (filed as Exhibit 10.5 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.25	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.6 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.26	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

Exhibit Number	Description

10.27	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.28	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.29	Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference). ††

10.30	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference). ††

10.31	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference). ††

10.32	Stock Appreciation Right Agreement with Eliyahu Ayalon, dated July 2, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference). ††

10.33	Stock Appreciation Right Agreement with Boaz Edan, dated July 2, 2006 (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference). ††

10.34	Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.39 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.35	Intellectual Property Transfer and License Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.40 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.36	Intellectual Property Library Services and R&D Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.41 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.37	Umbrella Transitional Services Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.42 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.38	Employment Agreement by and between Brian Robertson and DSP Group Switzerland AG, effective September 1, 2007 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 6, 2007, and incorporated herein by reference). ††

21.1	Subsidiaries of DSP Group.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

Exhibit Number	Description

24.1	Power of Attorney (See page 109 of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.
††	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ ELIYAHU AYALON
Eliyahu Ayalon Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2008

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

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/S/ DROR LEVY Dror Levy	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/S/ GERTJAN KAAT Gertjan Kaat	Director	March 17, 2008

/S/ ZVI LIMON Zvi Limon	Director	March 17, 2008

/S/ YAIR SHAMIR Yair Shamir	Director	March 17, 2008

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 17, 2008

Signature	Title	Date

/S/ LOUIS SILVER Louis Silver	Director	March 17, 2008

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 17, 2008

/S/ AVIGDOR WILLENZ Avigdor Willenz	Director	March 17, 2008

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	708	(658)	50
Sales returns reserve	123	—	123
Year ended December 31, 2006:
Allowance for doubtful accounts	50	(50)	0
Sales returns reserve	123	(23)	100
Year ended December 31, 2007:
Allowance for doubtful accounts	0	100	100
Sales returns reserve	100	(100)	0