Form 10-Q
period 2008-03-31
DSP GROUP INC /DE/
filed 2008-05-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

As of May 1, 2008, there were 28,320,290 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,554	$69,586
Restricted deposit	3,428	—
Marketable securities	30,832	63,682
Trade receivables, net	44,668	51,636
Deferred income taxes	5,529	4,011
Other accounts receivable and prepaid expenses	10,400	7,705
Inventories	17,652	16,361
Related party receivable	468	468

TOTAL CURRENT ASSETS	182,531	213,449

PROPERTY AND EQUIPMENT, NET	18,329	14,270

LONG-TERM ASSETS:
Long-term marketable securities	35,084	34,469
Long-term prepaid expenses and lease deposits	1,892	694
Deferred income taxes	4,997	5,109
Severance pay fund	7,379	6,883
Intangible assets, net	89,921	95,234
Goodwill	143,312	142,735

	282,585	285,124

TOTAL ASSETS	$483,445	$512,843

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$16,910	$18,817
Accrued compensation and benefits	14,803	19,130
Income tax accruals and payables	14,578	14,136
Accrued expenses and other accounts payable	15,492	13,292
Related party payable	11,835	11,814

Total current liabilities	73,618	77,189

LONG-TERM LIABILITIES:
Accrued severance pay	7,839	7,303
Other long-term liability	1,556	1,364
Accrued pensions	2,003	1,758
Deferred tax liabilities	803	372

Total long-term liabilities	12,201	10,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at March 31, 2008 and December 31, 2007; Issued and outstanding shares: none at March 31, 2008 and December 31, 2007	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 at March 31, 2008 and December 31, 2007; Issued and outstanding: 29,146,859 and 31,229,810 shares at March 31, 2008 and December 31, 2007, respectively	29	31
Additional paid-in capital	304,505	300,542
Treasury stock	(88,020)	(63,804)
Accumulated other comprehensive income	2,446	1,025
Retained earnings	178,666	187,063

Total stockholders’ equity	397,626	424,857

Total liabilities and stockholders’ equity	$483,445	$512,843

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues	$72,729	$49,288
Costs of revenues (includes $18,429 and $0 with related party for the three months ended March 31, 2008 and 2007, respectively) (1)	45,776	30,001

Gross profit	26,953	19,287

Operating expenses:
Research and development (2)	20,028	12,757
Sales and marketing (3)	6,021	4,197
General and administrative (4)	4,250	3,596
Intangible assets amortization	5,782	—

Total operating expenses	36,081	20,550

Operating loss	(9,128)	(1,263)
Interest and other income, net	1,234	3,652

Income (loss) before taxes on income	(7,894)	2,389
Taxes on income (tax benefit) (5)	(286)	1,025

Net income (loss)	$(7,608)	$1,364

Net earnings (loss) per share:
Basic	$(0.25)	$0.05

Diluted	$(0.25)	$0.05

(1)	Includes equity-based compensation expense in the amount of $257 and $166 for the three months ended March 31, 2008 and 2007, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,091 and $2,088 for the three months ended March 31, 2008 and 2007, respectively.

(3)	Includes equity-based compensation expense in the amount of $507 and $440 for the three months ended March 31, 2008 and 2007, respectively.

(4)	Includes equity-based compensation expense in the amount of $1,106 and $1,460 for the three months ended March 31, 2008 and 2007, respectively.

(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $131 and $185 for the three months ended March 31, 2008 and 2007, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(151)	$7,122
Investing activities
Purchase of marketable securities and short-term investments	(10,034)	(49,287)
Proceeds from maturity and sale of marketable securities and short-term investments	41,856	40,300
Investment in a restricted deposit	(3,293)	—
Purchases of property and equipment	(4,097)	(1,212)
Payment of transaction costs related to the acquisition of the cordless and VoIP terminals business of NXP B.V. (1)	(589)	—

Net cash provided by (used in) investing activities	23,843	(10,199)
Financial activities
Purchase of Treasury Stock	(23,941)	—
Issuance of Common Stock and Treasury Stock for cash upon exercise of options	68	901

Net cash provided by (used in) financing activities	(23,873)	901

Decrease in cash and cash equivalents	$(181)	$(2,176)

Cash erosion due to exchange rate differences	149	—

Cash and cash equivalents at the beginning of the period	$69,586	$37,344

Cash and cash equivalents at the end of the period	$69,554	$35,168

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended March 31, 2007	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006	28,378	$28		$216,041	$(44,546)	$195,198	$28		$366,749
Net income	—	—		—	—	1,364	—	$1,364	1,364
Unrealized gain from hedging activities, net	—	—		—	—	—	(6)	(6)	(6)

Total comprehensive income								$1,358

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	44	(	*	—	1,029	(214)	—		815
Issuance of Treasury Stock upon exercise of stock options by employees	49	(	*	—	1,145	(484)	—		661
Equity based compensation	—	—		4,153	—	—	—		4,153
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – See note F)	—	—		—	—	(1,485)	—		(1,485)

Balance at March 31, 2007	28,471	$28		$220,194	$(42,372)	$194,379	$22		$372,251

Three Months Ended March 31, 2008
Balance at December 31, 2007	31,230	$31		300,542	$(63,804)	187,063	$1,025		424,857
Net loss		—		—	—	(7,608)		$(7,608)	(7,608)
Unrealized gain from hedging activities, net		—		—	—	—	89	89	89
Unrealized loss from marketable securities, net		—		—	—	—	(32)	(32)	(32)
Foreign currency translation adjustments, net		—		—	—	—	1,364	1,364	1,364

Total comprehensive loss								$(6,187)

Issuance of Treasury Stock upon purchase of Common Stock under employee stock purchase plan	82	—		—	1,605	(758)			847
Issuance of Treasury Stock upon exercise of stock options by employees	6	—		—	99	(31)			68
Purchase of treasury stock	(2,171)	(2)		2	(25,921)				(25,921)
Equity based compensation	—	—		3,961	—	—	—		3,961

Balance at March 31, 2008	29,147	$29		$304,505	$(88,020)	$178,666	$2,446		$397,626

(*	Represents an amount lower than $1.)

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2007.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B— RESTRUCTURING PLAN

Following the acquisition (the “Acquisition”) of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), the Company approved a plan to restructure certain operations of the CIPT Business to eliminate redundant costs resulting from the Acquisition and improve operational efficiencies. The restructuring charges recorded are based on management’s current best estimates.

The estimated restructuring costs associated with exiting activities of the CIPT Business totaled $ 6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, have resulted in an increase in goodwill. The restructuring expenses may change as management executes the approved restructuring plan. Assuming the charges will occur within a year from the date of consummation of the Acquisition, the effect of the charges will reduce or increase the cost of the acquired business. The Company estimates that it will finalize the restructuring plan within a year from the date of consummation of the Acquisition.

Summary of the plan:

	Initial costs	Adjustments to cost	Cash payments	Accrued as of March 31, 2008	Accrued as of December 31, 2007
Severance and others	$6,000	$—	$(1,426)	$4,574	$6,000

Total restructuring	$6,000	$—	$(1,426)	$4,574	$6,000

As part of the agreement with the French employees of the Company, the Company transferred a restricted deposit in the amount of $3,178 to an escrow account for the benefit of these employees related to termination severance costs. As of March 31, 2008, the full amount held in escrow remains outstanding.

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Work-in-process	$5,374	$4,437
Finished goods (*)	12,278	11,924

	$17,652	$16,361

(*)	The finished products inventory includes $667 and $585 of inventory held in consignment by other parties as of March 31, 2008 and December 31, 2007, respectively. Write off of inventory amounted to $678 and $154 for the first three months ended March 31, 2008 and 2007, respectively.

NOTE D—NET EARNINGS PER SHARE

Basic net earnings per share are computed based on the weighted average number of shares of Common Stock outstanding during the period. For the same periods, diluted net earnings per share further include the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings per Share.” The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended March 31,
	2008	2007
Net income (loss)	$(7,608)	$1,364
Earnings (loss) per share:
Basic	$(0.25)	$0.05

Diluted	$(0.25)	$0.05

Weighted average number of shares of Common Stock outstanding during the period used to compute basic net earnings per share (in thousands)	30,574	28,455

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase Treasury Stock) (in thousands)	—	236

Weighted average number of shares of Common Stock used to compute diluted net earnings per share (in thousands)	30,574	28,691

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. Prior to the second quarter of 2007, marketable securities were classified as held-to-maturity as the Company previously had the intent and ability to hold the securities to maturity and were stated at amortized cost. The following is a summary of available-for-sale securities at March 31, 2008 and December 31, 2007:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
U.S. government obligations and political subdivisions	$34,300	$58,249	$215	$(117)	$34,515	$58,132
Corporate obligations	31,871	40,125	(470)	(106)	31,401	40,019

	$66,171	$98,374	$(255)	$(223)	$65,916	$98,151

The amortized cost of available-for-sale debt securities at March 31, 2008, by contractual maturities, is shown below:

	Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$30,711	$121	$—	$30,832
Due after one year to five years	35,460	274	(650)	35,084

	$66,171	$395	$(650)	$65,916

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in all types of marketable securities were caused mainly by overall market conditions and interest rate changes. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the investments were not considered to be other than temporarily impaired at March 31, 2008.

NOTE F—TAXES ON INCOME-NOT UPDATE

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate primarily is due to foreign tax holiday and tax-exempt income in Israel and the anticipated tax ruling in Switzerland as further described below. Tax provision for the three months ended March 31, 2008 and March 31, 2007 included the tax benefit associated with equity-based compensation expenses in the amount of $131 and $185, respectively.

In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition. As of March 31, 2008 and the date of this periodic report, the tax ruling process has not been finalized.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $ 13,387 and $13,244 at March 31, 2008 and December 31, 2007, respectively. The Company accrues interest and penalties, related to unrecognized tax benefits, in its provision for income taxes. At March 31, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $ 2,900 and $2,700, respectively. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s U.S. federal income tax returns for 2003 and 2004. The Company currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

With respect to DSP Group Ltd., the Company’s Israeli subsidiary, the Company is no longer subject to income tax audits for years before 2004.

NOTE G—SIGNIFICANT CUSTOMERS

The Company sells its products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. The Company’s future performance will depend, in part, on the continued success of its distributors and representatives in marketing and selling its products. The loss of the Company’s distributors and representatives and the Company’s inability to obtain satisfactory replacements in a timely manner may harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. A significant amount of its revenues will continue to be derived from a limited number of large customers. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 26% and 49% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 31% of the Company’s revenues for the three months ended March 31, 2008 and 2007, respectively. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 11% and 22% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively.

Sales to Hong Kong-based VTech represented 18% and 0% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively. Sales to Hong Kong-based CCT Telecom represented 10% and 12% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively. Sales to Hong Kong-based SunCorp represented 0.5% and 13% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively.

NOTE H—DERIVATIVE INSTRUMENTS

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

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

As of March 31, 2008 and December 31, 2007, the Company recorded comprehensive income of $570 and $481, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2008. Such amounts will be recorded into earnings in the remainder of 2008.

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

NOTE J—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for equity-based awards exchanged for employee services. Accordingly, equity-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied APB 25 and related interpretations and provided the required pro forma disclosures required under SFAS 123. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased or cancelled after the effective date of SFAS 123(R). Upon adoption of SFAS 123(R), the Company also changed its method of valuation for equity-based awards granted beginning in fiscal year 2006 to an exercise multiple-based lattice option-pricing model (“EMLM”/binomial model) from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used to present the Company’s pro forma information required under SFAS 123. For options granted prior to 2006, the Company did not change its valuation method. Binomial models have evolved such that the currently available models are more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model.

Grants for Three Months Ended March 31, 2008 and March 31, 2007:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended March 31, 2008 and March 31, 2007 was $3.79 and $7.67 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Volatility	52.92%	37.70%
Risk-free interest rate	3.34%	4.88%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.68%	2.69%
Post-vest cancellation rate	1.59%	0.46%
Suboptimal exercise factor	1.65	1.69

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended March 31, 2008 and 2007 derived from the binomial model was 4.40 and 5.47 years, respectively.

Employee Stock Benefit Plans

As of March 31, 2008, the Company had five stock option plans and one employee stock purchase plan. As of March 31, 2008, approximately 111,000 shares of Common Stock remain available for grant under the Company’s employee stock purchase plan and approximately 2,034,000 shares of Common Stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)

Outstanding at Jan 1, 2008	6,506,640	$22.65
Options granted	416,800	$10.95
SAR units granted (**)	2,306,790	$10.25
Options / SAR units cancelled/forfeited/expired	(293,667)	$23.07
Options exercised	(5,938)	$11.48
Outstanding at March 31, 2008(***)	8,930,625	$18.90	5.28	$6,658
Exercisable at March 31, 2008(****)	3,740,415	$22.73	3.74	$358

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common Stock as of March 31, 2008 ($12.74 per share).

(**)	Each SAR grant is convertible for a maximum number of shares of the Company’s Common Stock equal to 50% of the SAR units subject to the grant.

(***)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 6,549,405 shares of the Company’s Common Stock.

(****)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount is a maximum of 3,336,167 shares of the Company’s Common Stock.

Additional information about stock options outstanding at March 31, 2008 with exercise prices less than or above $12.74 per share (the closing price of the Company’s Common Stock at March 31, 2008) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Less than $12.74	231,824	$11.20	2,648,190	$10.36	2,880,014	$10.43
Above $12.74	3,508,591	$23.49	2,524,020	$22.15	6,050,611	$22.93
Total	3,740,415	$22.73	5,190,210	$16.14	8,930,625	$18.90

The Company’s aggregate compensation cost for the three months ended March 31, 2008 and 2007 totaled $3,961 and $4,154, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation cost for the three months ended March 31, 2008 and 2007, was $131 and $185, respectively.

As of March 31, 2008, there was $18,533 of total unrecognized compensation cost related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized over the period from 2008 through 2012.

NOTE K—PENSION LIABILITY

The Company acquired the CIPT Business on September 4, 2007. This business sponsored various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

The largest of these plans that the Company assumed in connection with the Acquisition is the Swiss pension fund that insures the retirement, disability and death benefits of the employees who were formerly covered by the NXP Semiconductors Switzerland AG scheme. The Swiss pension plan is currently the only pension plan externally funded through a foundation. The difference between the liability (the Projected Benefit Obligation or PBO as defined in SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”)) and the market value of the plan assets is accounted for on the financial statements of the Company. The other defined benefits plans that the Company assumed in connection with the Acquisition that are accounted for on the Company’s financial statements are the pension plans in Germany, Hong Kong and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

The liabilities for these plans have been calculated in accordance with SFAS No. 87. The net pension liability as of March 31, 2008 amounted to $2,003.

The following table provides the components of net periodic benefits cost for the period ended March 31, 2008:

	March 31, 2008	March 31, 2007
Components of net periodic benefits cost
Service cost	$34	$—
Interest cost	—	—
Expected return on plan assets	—	—
Amortization of net loss (gain)	—	—
Exchange rate expenses	211
Net periodic benefit cost	$245	$—

NOTE L—FAIR VALUE MEASUREMENTS

As discussed in Note N, the Company adopted SFAS No. 157 “Fair Value Measurements” (as impacted by FSP Nos. 157-1 and 157-2) (“SFAS No. 157”) effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1- observable inputs such as quoted prices in active markets;

•	Level 2- inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

•	Level 3- unobservable inputs in which there are little or no market data, which requires the reporting entity to develop its own assumptions.

Assets and liabilities are to be measured at fair value using one or more of the three valuations techniques noted in SFAS No. 157. The valuation techniques are as follows:

(a) Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets;

(b) Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost); and

(c) Income approach – techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option pricing and excess earnings models).

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value March 31, 2008	Fair Value Measurements
Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$69,554	$69,554
Short-term marketable securities	$30,832	$30,832	—	—
Long-term marketable securities	$35,084	$35,084	—	—
Derivative assets	$570	—	$570	—

NOTE M—STOCKHOLDERS’ EQUITY

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

During the first quarter of 2008, the Company repurchased 2,170,584 shares of its common stock at an average purchase price of $11.91 per share for an aggregate amount of approximately $25.9 million (approximately $23.9 million was paid in cash as of March 31, 2008). Pursuant to the share repurchase program, 2,883,128 shares of the Company’s common stock remain authorized for repurchase as of March 31, 2008.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred SFAS No. 157’s effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning on January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning on January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition. Refer to Note L for disclosures required by SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). On the effective date, an entity could elect the fair value option for eligible items that existed on that date. The entity was required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impact income tax expenses. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SAB 110 did not have an impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•	Our expectation that sales from DECT and 2.4GHz products and, to a lesser extent, 5.8GHz products, will continue to represent a significant percentage of our revenue for the remainder of 2008;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during 2008 with a sharper decrease in sales of our 5.8GHz products;

•	Our expectation that the shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market will continue at a fast pace throughout 2008;

•	Our belief that our DECT products will continue to increase as a percentage of total revenues in 2008 in comparison to 2007;

•

Our belief that our future growth will depend on our success in expanding our presence in the European DECT market and other developing markets, maintaining our market share during the shift from the traditional 2.4GHz and 5.8 GHz products to DECT 6.0 products in the U.S. market and the general market deployment and acceptance of our DECT and CoIP products;

•

Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future and that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues;

•	Our belief that the market will be more price sensitive in 2008;

•

Our belief that our gross margin for the first half of 2008 will be lower than our gross margin for the full year 2008, that our gross margin for the second quarter of 2008 will be lower than the gross margin for the first quarter of 2008, and that our gross margin would improve in the second half of 2008;

•	Our belief that research and development costs will increase in absolute dollars in 2008;

•	Our expectation that a tax ruling from the Swiss tax authority will be finalized in 2008; and

•	Our belief that our available cash and cash equivalents at March 31, 2008 should be sufficient to finance our operations for both the short and long term.

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

Acquisition of the Cordless and VoIP Terminals Business of NXP B.V.

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Revenue milestones for the first two financial quarters following the closing were not achieved and no cash payments to NXP were made.

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

In recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market by taking advantage of the market transformation from analog-based technologies to digital-based technologies for telephony products and the shift from 900MHz to 2.4GHz to 5.8GHz technologies. One additional primary factor that contributed to our success in recent years is our penetration of the DECT market.

Our current primary focus is digital cordless telephony with sales of our in-house developed Cordless over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 84% of our total revenues for the first quarter of 2008. Our revenues were $ 72.7 million for the first quarter of 2008, an increase of 48% in comparison to 2007. This increase was mainly the result of increased sales of our DECT products, mainly due to the Acquisition, which increase was partially offset by decreased sales of our 2.4GHz and 5.8GHz products. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during 2008 with a sharper decrease in sales of our 5.8GHz products. We anticipate our revenues from DECT products will continue to increase in absolute number and as a percentage of total revenues in 2008 due to the Acquisition. The decrease in sales of 2.4GHz and 5.8GHz products is mainly on account of increased sales of DECT 6.0 products in the U.S. market, our primary market, where the shift to DECT 6.0 products is occurring faster than anticipated. We anticipate this trend to continue throughout 2008.

Notwithstanding our successes to date, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Our gross margin decreased to a level of 37% of total revenues for the first quarter of 2008 from 39% for the first quarter of 2007, primarily due to the continued decline in the average selling prices of our products, and the increased sales of DECT products with lower gross margin on account of 5.8GHz products with higher gross margin. The cordless telephony market is additionally undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to become more price sensitive in 2008. We expect that our gross margin for the first half of 2008 will be lower than our gross margin for the full year 2008, and that our gross margin would improve in the second half of 2008 mainly due to the ramp-up in production of cost-improved integrated circuits and the implementation of cost synergies following the Acquisition. We also expect that our gross margin for the second quarter of 2008 will be lower than the gross margin for the first quarter of 2008. However, if the implementation of cost synergies and ramp-up of cost-improved integrated circuits do not occur or occur slower than anticipated, we may not be able to increase our gross margin in the second half of 2008 and our gross margin will decrease year over year at a sharper rate. Moreover, various other factors, including “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials and silicon wafer costs and increases in production, assembly or testing costs, all may decrease our gross profit in future periods. To address pricing pressures, we may need to offer our products in the future at lower prices which may result in lower profits. Also to partially offset these factors, we are implementing cost improvement plans designed to reduce testing costs and offer our customers more cost effective products.

Operating expenses increased by 76% for the first quarter of 2008 compared to the same period for 2007, reaching a level of $36.1 million. The increase in operating expenses for the first quarter of 2008 was primarily attributable to (i) the inclusion of the operating expenses of the CIPT Business for the first quarter of 2008 in the amount of $8.2 million, (ii) the amortization of intangibles and other assets related to the Acquisition in the amount of $5.8 million for the first quarter of 2008, and (iii) an increase in IP and tapeout expenses related to research and development. Our operating loss was $9.1 million for the first quarter of 2008, approximately 13% of revenues, compared to $1.3 million of operating loss for the same period in 2007, representing 2.6% of revenues. The increase in operating loss was mainly due to the same factors as noted above for the increase in operating expenses. An additional factor for the increase in operating loss was the decrease in gross margin for the first quarter of 2008 as compared to the same period in 2007. Notwithstanding the increase in our operating expenses due to the absorption of the operating expenses of the CIPT Business, there are no assurances that the proposed benefits of the Acquisition can be achieved or achieved at the levels currently anticipated, which could materially harm our business.

There are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market towards DECT products. The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this market may have a material adverse effect on our profits and results of operations. The shift in sales of our 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, our primary market, also results in overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margin. We also are currently witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We penetrated and continue to expand our presence in the DECT market to grow our business. Our investment in DECT technologies continued with the Acquisition. Revenues derived from the sale of DECT products represented 63% of our total revenues for the first quarter of 2008. In addition to DECT technologies, we invested in developing CoIP technologies in house. However sales of our CoIP products decreased from 7% of our total revenues for the first quarter of 2007 to 1% of our total revenues for the first quarter of 2008. We believe that our DECT products will increase as a percentage of total revenues in 2008 in comparison to 2007. We also increased our presence in additional markets, including China, Korea, South America and the domestic Japanese market, with our existing products. We believe our future growth will depend on our success in expanding our presence in the European DECT market and other developing markets as described above, maintaining our market share during the shift from the traditional 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, our primary market, and the general market deployment and acceptance of our DECT and CoIP products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

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

As of March 31, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $69.6 million and marketable securities of approximately $65.9 million, totaling to $135.5 million. Our cash, investments and securities were materially decreased in the first quarter of 2008 mainly due to the repurchase of 2,170,584 shares of our common stock for approximately $25.9 million during the first quarter of 2008 (of which approximately $23.9 million was paid in cash as of March 31, 2008).

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $72.7 million for the first quarter of 2008, as compared to $49.3 million for the same period in 2007. Our revenues for the first quarter of 2008 included revenues of the CIPT Business acquired on September 4, 2007. This represents an increase in revenues of 48% for the first quarter of 2008 as compared to the same period in 2007. This increase was primarily as a result of the inclusion of the revenues of the CIPT Business, which reflected a strong demand for our DECT products, partially offset by decreased sales of our 2.4GHz and 5.8GHz products. Sales of DECT products were $45.9 million for the first quarter of 2008, representing 63% of total revenues. Sales of DECT products during the same period of 2007 were $7.9 million, representing 16% of total revenues. The increase in sales of DECT products for the first quarter of 2008 as compared to the same period in 2007 was mainly attributable to the consolidation of the results of the CIPT Business within our combined results beginning on September 4, 2007. Revenues from CoIP products represented $1.0 million and $3.6 million of our total revenues for the first quarters of 2008 and 2007, respectively. This represents approximately 1% and 7% of our total revenues for the first quarters of 2008 and 2007, respectively. Sales of 5.8GHz products were $5.2 million and $19.7 million for the first quarter of 2008 and 2007, respectively, representing approximately 7% and 40% of our total revenues for the first quarters of 2008 and 2007, respectively, representing a decrease of 74% in absolute dollars. Sales of 2.4GHz products were $8.9 million and $10.1 million for the first quarters of 2008 and 2007, respectively, represented 12% and 21% of our total revenues for the first quarters of 2008 and 2007, respectively, representing a decrease of 12% in absolute dollars. A factor that may decrease our revenues for future periods is the shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, our primary market, as DECT 6.0 products are being sold at lower average selling prices.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Period Ended March 31,
	2008	2007
United States	$6,732	$151
Japan	$26,308	$34,520
Europe	$10,398	$76
Hong Kong	$24,637	$12,761
Other	$4,654	$1,780

Total revenues	$72,729	$49,288

Sales to our customers in Hong Kong increased for the first quarter of 2008 as compared to the same period in 2007, representing a 93% increase in absolute dollars ($15.4 million of such revenues for the first quarter of 2008 resulted from the inclusion of the CIPT Business in the combined results since September 4, 2007). The decrease in our sales to Japan resulted mainly from the decrease in sales to Panasonic in 2008 as compared to 2007, representing a 24% decrease in absolute dollars. In addition there was a decrease in sales to the Japanese domestic market and to Uniden of 21% and 28% in absolute dollars, respectively. The increase in our sales to Europe and United States resulted mainly from the inclusion of the CIPT Business in the combined results since September 4, 2007. We anticipate that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products, mainly to customers of the CIPT Business, which are sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

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

Significant Customers. The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 26% of our total revenues for the first quarter of 2008 as compared to 48% for the same period in 2007. The decrease was primarily due to a decrease in sales to Panasonic and the Japanese domestic market. In addition, due to the increase in revenues for the first quarter of 2008 (mainly as a result of the inclusion of the revenues of the CIPT Business), the percentage of revenues attributable to Tomen out of our total revenues decreased.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 31% of our revenues for the three months ended March 31, 2008 and 2007, respectively. Sales through Tomen Electronics or directly to Uniden represented 11% and 22% of our revenues for the three months ended March 31, 2008 and 2007, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to VTech represented 18% and 0% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Sales to CCT Telecom represented 10% and 12% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Sales to SunCorp represented 0.5% and 13% of total revenues for the three months ended March 31, 2008 and 2007, respectively.

Significant Products. Revenues from our DECT products represented 63% of total revenues for the first quarter of 2008. Revenues from our 5.8GHz and 2.4GHz digital products represented 7% and 12%, respectively, of total revenues for the first quarter of 2008. We believe that sales of DECT and 2.4GHz digital products and, to a lesser extent, 5.8GHz digital products will continue to represent a substantial percentage of our revenues in 2008. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in 2008 with a sharper decrease in sales of our 5.8GHz products. For the long term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products.

Gross Profit. Gross profit as a percentage of revenues was 37% for the first quarter of 2008 and 39% for the first quarter of 2007. The decrease in our gross profit was primarily due to the continuing decline in the average selling prices of our products and the increased sales of DECT products with lower average gross margin on account of 5.8GHz products with higher average gross margin. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes, “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials such as gold and oil and silicon wafer costs and increases in production, assembly or testing costs. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us to offset the expected decrease in gross margins of our products. Furthermore, as gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $20.0 million for the first quarter of 2008 from $12.8 million for the first quarter of 2007. The increase in research and development expenses in 2008 as compared to 2007 was mainly attributed to (i) an increase in research and development expenses in the amount of $5.4 million as a result of the inclusion of the expenses of the CIPT Business in the combined results and (ii) an increase of $1.2 million in IP and tapeout expenses for the first quarter of 2008 as compared to the same period in 2007. Equity-based compensation expenses amounted to $2.1 million for the first quarters of 2008 and 2007.

Our research and development expenses as a percentage of total revenues were 28% for the three months ended March 31, 2008 and 26% for the three months ended March 31, 2007. This increase in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. In addition, the research and development expenses for 2008 will include all the research and development expenses attributable to the CIPT Business whereas such expenses were prorated from September 4, 2007, the date of completion of the Acquisition, in our 2007 results. As a result, our research and development expenses in absolute dollars, as compared to 2007, are expected to increase for the remaining quarters of 2008.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tapeout and mask work, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses increased to $6.0 million for the first quarter of 2008 from $4.2 million for the first quarter of 2007. The increase in sales and marketing expenses was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $2.0 million in the combined results. The increase also was a result of expenses related to equity-based compensation resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $ 0.5 million for the first quarter of 2008 as compared to $0.4 million for the first quarter of 2007. The increase in our sales and marketing expenses for the first quarter of 2008 was partially offset by a decrease in commissions paid to our sales representatives due to a lower level of revenues subject to commissions for the first quarter of 2008, as compared to the same period in 2007.

Our sales and marketing expenses as a percentage of total revenues were 8% and 9% for the three months ended March 31, 2008 and 2007, respectively. This decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in revenues.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $4.3 million for the three months ended March 31, 2008, as compared to $3.6 million for the three months ended March 31, 2007. The increase in general and administrative expenses for the first quarter of 2008 was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $0.8 million in the combined results. The increase in general and administrative expenses for the first quarter of 2008 was partially offset by a decrease related to equity-based compensation expense. Equity-based compensation expense amounted to $1.1 million for the first quarter of 2008 as compared to $1.5 million for the first quarter of 2008. General and administrative expenses as a percentage of total revenues were 6% and 7% for the first quarters of 2008 and 2007, respectively. This decrease in general and administrative expenses as a percentage of total revenues was due to the increase in revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first quarter of 2008, we recorded an expense item in the amount of approximately $5.8 million related to the amortization of intangible assets associated with the Acquisition.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2008 decreased to $1.2 million from $3.7 million for the three months ended March 31, 2007. The decrease in 2008 compared to 2007 was due to the payment of approximately $200 million in cash in September 4, 2007 as partial consideration for the Acquisition, which resulted in less investment balance held in the first quarter of 2008 and due to lower interest rates. Additional factors for the decreased interest income for the first quarter of 2008 were the repurchase of 2,170,584 shares of our common stock for approximately $25.9 million, of which approximately $23.9 million was paid in cash during the first quarter of 2008 and the devaluation of the U.S. dollar against the Israeli currency (NIS), which resulted in expenses associated with the exchange rate differences.

Our total cash, cash equivalents and marketable securities were $135.5 million as of March 31, 2008, compared to $355.3 million as of March 31, 2007.

Provision for Income Taxes. Our income tax benefit was $0.3 million for the first quarter of 2008, as compared to tax expenses of $1.0 million for the first quarter of 2007. The decrease in provision for income taxes was mainly a result of a decrease in income before taxes.

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

On April 1, 2005, an amendment to the Israeli Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplified the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (27% for 2008). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

As of December 31, 2007, DSP Group Ltd. has elected the status of a Privileged Enterprise under the amendment to the Israeli Investment Law for its seventh plan. The seventh plan entitles DSP Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. As of March 31, 2008, DSP Group Ltd. did not generate taxable income relating to this plan.

In connection with the Acquisition, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition). We are currently under discussion with the Swiss authorities and expect a tax ruling to be finalized during 2008.

Currently, our U.S. federal income tax returns for 2003 and 2004 are under examination. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s U.S. federal income tax returns for 2003 and 2004. We currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows used in operating activities were $0.2 million for the first quarter of 2008. For the first quarter of 2007, we generated $7.1 million of cash and cash equivalents from our operating activities. The decrease in net cash provided by operating activities for the first quarter of 2008 as compared to the same period in 2007 resulted mainly from the increase in prepaid expenses and other assets by $3.8 million during the first quarter of 2008 compared with an increase in prepaid expenses of $0.6 million during the first quarter of 2007. The decrease in cash from operating activities also was a result of the decrease in accrued compensation and benefits by $3.6 million and $2.0 million for the first quarters of 2008 and 2007, respectively, due to the payment of annual bonuses to our executive officers and employees. Another factor that contributed to the negative cash flows from operations for the first quarter of 2008 was certain employee severance payments associated with our restructuring plan that was paid in the first quarter of 2008. The decrease in cash from operating activities also was the result of the decrease in net income for the comparable periods.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2008, we purchased $10.0 million of investments in marketable securities, as compared to $49.3 million during the first three months of 2007. During the same periods, $41.9 million and $40.3 million, respectively, of investments in marketable securities matured, were called by the issuer or were sold.

As of March 31, 2008, the amortized cost of our marketable securities was $66.2 million and their stated market value was $65.9 million, representing an unrealized loss of $0.3 million.

Our capital equipment purchases for the first three months of 2008, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures totaled $4.1 million, as compared to $1.2 million for the first three months of 2007. The increase for the first quarter of 2008 compared to the same period for 2007 mainly is due to the purchase of software tools for our development employees.

Financing Activities. During the first quarter of 2008, we paid $23.9 million for the purchase of treasury stock and $0 for the same during the first quarter of 2007. We received $0.1 million and $0.9 million upon the exercise of employee stock options during the first quarters of 2008 and 2007, respectively. We cannot predict cash flows from option exercises for future periods.

In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million, 2.5 million and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of the 5.1 million shares of our common stock authorized for repurchase, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases.

During the first quarter of 2008, we repurchased 2,170,584 shares of our common stock at an average purchase price of $11.91 per share for an aggregate amount of approximately $25.9 million (approximately $23.9 million was paid in cash as of March 31, 2008). Pursuant to our share repurchase program, 2,829,416 shares of our common stock remain authorized for repurchase as of March 31, 2008. As of March 31, 2008, 2,883,128 shares of our common stock in the aggregate remain authorized for repurchase. Additional share repurchases occurred after the first quarter of 2008, and as of the date of this report, 1,973,712 shares of our common stock remain authorized for repurchase.

As of March 31, 2008, we had cash and cash equivalents totaling approximately $69.5 million and marketable securities of approximately $65.9 million. The cash component of the consideration for the Acquisition was financed using our existing liquidity resources, and therefore the Acquisition materially decreased our current levels of cash investments and securities, as compared to March 31, 2007.

Our working capital at March 31, 2008 was approximately $108.9 million, compared to $167.1 as of March 31, 2007. The decrease in working capital was mainly due to the sale of certain marketable securities to finance the Acquisition in 2007, as well as the share repurchases made during the second quarter of 2007 and the first quarter of 2008. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term. In addition, as part of our business strategy, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See the section of the risk factors entitled “Risks Related to the Proposed Acquisition” and the risk factor entitled “We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2008. However, part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2008, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2008. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in recent periods due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (4) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses;” (5) changes to the Risk Factor below entitled “The planned reduction in workforce associated with the restructuring efforts relating to the CIPT Business acquired from NXP could disrupt the operation of our business;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (9) changes to the Risk Factor below entitled “Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business;” (10) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (11) changes to the Risk Factor below entitled “An unfavorable tax ruling from the Swiss tax authorities relating to the tax rate applicable to the taxable income generated by our Swiss subsidiary could affect our operating results.”

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for approximately 26% of our total revenues for the three months ended March 31, 2008. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% of our revenues for the three months ended March 31, 2008. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – Panasonic, Uniden, CCT and VTech – accounted for approximately 54% of total revenues for the three months ended March 31, 2008. In addition to Panasonic mentioned above, sales to Uniden, CCT Telecom and VTech represented approximately 11%, 10% and 17%, respectively, of total revenues for the three months ended March 31, 2008. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are OEMs and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. For example, the financial instability of a Canadian customer will result in decreased sales to this customer which in turn decreased our overall projected sales for 2008. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first quarter of 2008. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 84% of our total revenues for the first quarters of 2008 and 2007. Revenues from our 5.8GHz and 2.4GHz digital products represented 7% and 12%, respectively, of total revenue for the first quarter of 2008, and 40% and 21%, respectively, of our total revenues for the first quarter of 2007. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2008 with a sharper decrease in sales of our 5.8GHz products.

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

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for the first quarter of 2008 was 37%, as compared to 39% for the first quarter of 2007. Our forecast is that the gross margin for the second quarter of 2008 will be lower than the first quarter of 2008. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Also, increases in the price of silicon wafers, increases in testing costs and increases in gold, oil and other commodities which may result in increased production costs, mainly assembly and packaging costs may result in a decrease to our gross margins. For example, our gross margin decreased for the first quarter of 2008 due to the increased sales of DECT products with lower average gross margin on account of 5.8GHz products with higher average gross margin. Furthermore, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

The planned reduction in workforce associated with the restructuring efforts relating to the CIPT Business acquired from NXP could disrupt the operation of our business.

Pursuant to the acquisition of the CIPT Business from NXP, we increased our headcount and established new foreign subsidiaries in France, Germany, Switzerland, Hong Kong and India. In connection with the establishment of a new organizational structure for the combined company and the implementation of a unified synergy plan, we have implemented a restructuring plan that mainly involves a reduction in workforce in several locations. Workforce reductions in connection with any restructuring activity could result in an erosion of morale, affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, and result in work stoppages, all of which in turn may adversely affect our future revenues or cause other administrative deficiencies. Additionally, reduction in workforce in EU countries may be protracted, require us to comply with complex foreign labor regulations and may entail substantial severance costs. We also may face actions from employees that may be costly to defend. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful or implemented in a timely manner. Also, in order to capitalize on the cost savings associated with the Acquisition, we may need to enter into new restructuring plans that could have the same effects as described above.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors and representatives to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 91% of our total revenues for the first quarter of 2008.

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

Moreover, in order to enable NXP to provide the specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products to us, we provide binding capacity commitments to NXP based on a periodic rolling forecast. The manufacturing agreement with NXP provides that we may be subject to monetary penalties if we fail to meet our capacity commitments to NXP that we previously provided to them. If we fail to meet our capacity commitments due to errors in planning logistics, a decrease in forecast from our customers or other reasons, we may be subject to such monetary penalties.

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

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz products, we are witnessing a shift in the U.S. market towards DECT products at a higher rate than previously anticipated. We can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover we can provide no assurance that our DECT 6.0 chipsets will be acceptable to our OEM customers or that the OEM customers to whom we sale DECT 6.0 chipsets will gain significant U.S. market share. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2008, 263 of our 511 employees were located in Israel, including 164 out of 313 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law, and as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (27% for 2008) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2018. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements and have calculated our current tax provision for the first quarter of 2008 accordingly. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (27% for 2008). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 91% of our total revenues for the first quarter of 2008. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in recent periods due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In connection with the acquisition of the CIPT Business of NXP, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the acquisition. As of March 31, 2008 and the filing date of this periodic report, the tax ruling process has not been completely finalized. Although we believe such ruling will be obtained, in the event we do not receive a favorable tax ruling, the tax rate of our Swiss subsidiary could increase.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to repurchases of our common stock in open market purchases during the three months ended March 31, 2008, pursuant to a share repurchase plan established in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2008 to January 31, 2008)	—	—	—	5,053,712
Month #2 (February 1, 2008 to February 29, 2008)	1,262,329	11.84	1,262,329	3,791,383
Month #3 (March 1, 2008 to March 31, 2008)	908,255	12.01	908,255	2,883,128
TOTAL	2,170,584	11.91	2,170,584	2,883,128

In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million shares, 2.5 million shares and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million shares. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of the 5.1 million shares of our common stock authorized for repurchase, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date. Pursuant to our share repurchase program, 2,829,416 shares of our common stock remain authorized for repurchase as of March 31, 2008. As of March 31, 2008, 2,883,128 shares of our common stock in the aggregate remain authorized for repurchase. Additional share repurchases occurred after the first quarter of 2008, and as of the date of this report, 1,973,712 shares of our common stock remain authorized for repurchase.

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

DSP GROUP, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)