Form 10-Q
period 2008-06-30
DSP GROUP INC /DE/
filed 2008-08-11
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 1, 2008, there were 27,741,148 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,645	$69,586
Restricted deposit	115	—
Marketable securities	16,239	63,682
Trade receivables, net	46,575	51,636
Deferred income taxes	2,014	4,011
Other accounts receivable and prepaid expenses	12,577	7,705
Inventories	19,514	16,361
Related party receivable	487	468

TOTAL CURRENT ASSETS	154,166	213,449

PROPERTY AND EQUIPMENT, NET	17,090	14,270

LONG-TERM ASSETS:
Long-term marketable securities	48,929	34,469
Long-term prepaid expenses and lease deposits	1,814	694
Deferred income taxes	6,548	5,109
Severance pay fund	8,031	6,883
Intangible assets, net	84,105	95,234
Goodwill	143,248	142,735

	292,675	285,124

TOTAL ASSETS	$463,932	$512,843

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,809	$18,817
Accrued compensation and benefits	11,538	19,130
Income tax accruals and payables	14,808	14,136
Accrued expenses and other accounts payable	11,933	13,292
Related party payable	15,356	11,814

Total current liabilities	72,444	77,189

LONG-TERM LIABILITIES:
Accrued severance pay	8,249	7,303
Other long-term liability	455	1,364
Accrued pensions	1,917	1,758
Deferred tax liabilities	871	372

Total long-term liabilities	11,492	10,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - Authorized shares: 5,000,000 at June 30, 2008 and December 31, 2007; Issued and outstanding shares: none at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value - Authorized shares: 50,000,000 at June 30, 2008 and December 31, 2007; Issued and outstanding: 28,091,479 and 31,229,810 shares at June 30, 2008 and December 31, 2007, respectively	28	31
Additional paid-in capital	308,090	300,542
Treasury stock	(100,747)	(63,804)
Accumulated other comprehensive income	1,327	1,025
Retained earnings	171,298	187,063

Total stockholders’ equity	379,996	424,857

Total liabilities and stockholders’ equity	$463,932	$512,843

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$74,152	$52,436	$146,881	$101,723
Cost of revenues (1) (2)	48,183	31,233	93,959	61,233

Gross profit	25,969	21,203	52,922	40,490

Operating expenses:
Research and development (3)	18,890	12,465	38,916	25,221
Sales and marketing (4)	5,621	4,110	11,642	8,307
General and administrative (5)	4,547	3,328	8,798	6,925
Intangible assets amortization	5,716	—	11,498	—

Total operating expenses	34,774	19,903	70,854	40,453

Operating income (loss)	(8,805)	1,300	(17,932)	37
Interest and other income, net	898	2,927	2,132	6,579

Income (loss) before taxes on income	(7,907)	4,227	(15,800)	6,616
Taxes on income (tax benefit) (6)	(552)	1,263	(838)	2,288

Net income (loss)	$(7,355)	$2,964	$(14,962)	$4,328

Net earnings (loss) per share:
Basic	$(0.26)	$0.10	$(0.51)	$0.15

Diluted	$(0.26)	$0.10	$(0.51)	$0.15

(1)	Include $37,138 and $0 with related party for the six months ended June 30, 2008 and 2007, respectively. The three months ended June 30, 2008 and 2007 include $18,709 and $0, respectively, with related party.

(2)	Includes equity-based compensation expense in the amount of $247 and $166 for the three months ended June 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $504 and $332 for the six months ended June 30, 2008 and 2007, respectively.

(3)	Includes equity-based compensation expense in the amount of $1,892 and $1,929 for the three months ended June 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $3,983 and $4,017 for the six months ended June 30, 2008 and 2007, respectively.

(4)	Includes equity-based compensation expense in the amount of $430 and $447 for the three months ended June 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $936 and $887 for the six months ended June 30, 2008 and 2007, respectively.

(5)	Includes equity-based compensation expense in the amount of $1,016 and $1,165 for the three months ended June 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $2,122 and $2,625 for the six months ended June 30, 2008 and 2007, respectively.

(6)	Includes tax benefit resulting from equity-based compensation expense in the amount of $118 and $158 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the figures include tax benefit resulting from equity-based compensation expense in the amount of $249 and $343, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$572	$14,630
Investing activities
Purchase of marketable securities and short-term investments	(36,399)	(56,675)
Proceeds from maturity of marketable securities and short-term investments	67,797	71,790
Purchases of property and equipment	(6,578)	(1,747)
Payment of transaction costs related to the acquisition of the cordless and VoIP terminals business of NXP B.V. (1)	(843)	—

Net cash provided by investing activities	23,977	13,368
Financial activities
Purchase of treasury stock	(37,669)	(7,730)
Issuance of common stock and treasury stock for cash upon exercise of options	101	2,753

Net cash used in financing activities	(37,568)	(4,977)

Increase (decrease) in cash and cash equivalents	$(13,019)	$23,021

Cash erosion due to exchange rate differences	78	—

Cash and cash equivalents at the beginning of the period	$69,586	$37,344

Cash and cash equivalents at the end of the period	$56,645	$60,365

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended June 30, 2007	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2007	28,471	$28		$220,194	$(42,372)	$194,379	$22		$372,251
Net income	—	—		—	—	2,964	—	$2,964	2,964
Unrealized (loss) gain from hedging activities, net							(154)	(154)	(154)
Unrealized (loss) gain marketable securities	—	—		—	—	—	(1,401)	(1,401)	(1,401)

Total comprehensive income								$1,409
Purchase of treasury stock	(421)		(*	—	(7,730)	—	—		(7,730)
Equity-based compensation	—	—		3,708	—	—	—		3,708
Issuance of treasury stock upon exercise of stock options by employees	113		(*	—	2,558	(706)	—		1,852

Balance at June 30, 2007	28,163	$28		$223,902	$(47,544)	$196,637	$(1,533)		$371,490

Three Months Ended June 30, 2008
Balance at March 31, 2008	29,147	$29		$304,505	$(88,020)	$178,666	$2,446		$397,626
Net loss	—	—		—	—	(7,355)	—	$(7,355)	(7,355)
Realized gain from hedging activities, net	—	—		—	—	—	(323)	(323)	(323)
Unrealized loss marketable securities	—	—		—	—	—	(759)	(759)	(759)
Foreign currency transaction adjustments, net	—	—		—	—	—	(37)	(37)	(37)

Total comprehensive loss								$(8,474)

Issuance of Treasury Stock upon exercise of stock options by employees	2	—		—	46	(13)	—		33
Purchase of treasury stock	(1,058)	(1)		1	(12,773)	—			(12,773)
Equity based compensation	—	—		3,584	—	—	—		3,584

Balance at June 30, 2008	28,091	$28		$308,090	$(100,747)	$171,298	$1,327		$379,996

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Six Months Ended June 30, 2007	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	28,378	$28		$216,041	$(44,546)	$195,198	$28		$366,749
Net income	—	—		—	—	4,328	—	$4,328	4,328
Unrealized (loss) gain from hedging activities,	—	—		—	—	—	(160)	(160)	(160)

Unrealized (loss) gain from marketable securities	—	—		—	—	—	(1,401)	(1,401)	(1,401)

Total comprehensive income								$2,767
Purchase of treasury stock	(421)		(*	—	(7,730)	—	—		(7,730)
Equity-based Compensation	—	—		7,861	—	—	—		7,861
Issuance of treasury stock upon exercise of stock options by employees	162		(*	—	3,703	(1,190)	—		2,513
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	44		(*	—	1,029	(214)	—		815
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – See note E)	—	—		—	—	(1,485)	—		(1,485)

Balance at June 30, 2007	28,163	$28		$223,902	$(47,544)	$196,637	$(1,533)		$371,490

Balance at December 31, 2007	31,230	$31		300,542	$(63,804)	$187,063	$1,025		$424,857
Net loss	—	—		—	—	(14,962)	—	$(14,962)	(14,962)
Realized gain from hedging activities, net	—	—		—	—	—	(235)	(235)	(235)
Unrealized loss from marketable securities, net	—	—		—	—	—	(791)	(791)	(791)
Foreign currency translation adjustments, net	—	—		—	—	—	1,328	1,328	1,328

Total comprehensive loss								$(14,660)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	82		(*	—	1,605	(758)	—		847
Issuance of treasury stock upon exercise of stock options by employees	8		(*	—	146	(45)	—		101
Purchase of treasury stock	(3,229)	(3)		3	(38,694)	—			(38,694)
Equity-based compensation	—	—		7,545	—	—	—		7,545

Balance at June 30, 2008	28,091	$28		$308,090	$(100,747)	$171,298	$1,327		$379,996

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2007.

NOTE B— RESTRUCTURING PLAN

Following the acquisition (the “Acquisition”) of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), the Company approved a plan to restructure certain operations of the CIPT Business to eliminate redundant costs resulting from the Acquisition and improve operational efficiencies.

The restructuring costs associated with exiting activities of the CIPT Business totaled $ 6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, have resulted in an increase in goodwill. The Company has finalized the restructuring plan as of June 30, 2008. All restructuring costs were paid in cash.

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

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Work-in-process	$4,198	$4,437
Finished goods (*)	15,316	11,924

	$19,514	$16,361

(*)	The finished products inventory includes $610 and $585 of inventory held in consignment by other parties as of June 30, 2008 and December 31, 2007, respectively. Write-off of inventory amounted to $832 and $647 for the six months ended June 30, 2008 and 2007, respectively.

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

	Three months ended June 30,		Six month ended June 30,
	2008	2007	2008	2007
	Unaudited
Net income (loss)	$(7,355)	$2,964	$(14,962)	$4,328
Earnings (loss) per share:
Basic	$(0.26)	$0.10	$(0.51)	$0.15
Diluted	$(0.26)	$0.10	$(0.51)	$0.15
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share	28,352	28,257	29,463	28,356
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	—	212	—	224

Weighted average number of shares of common stock used to compute diluted net earnings per share	28,352	28,469	29,463	30,708

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of marketable securities at June 30, 2008 and December 31, 2007:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
U.S. government obligations and political subdivisions	$24,875	$58,249	$6	$(117)	$24,881	$58,132
Corporate obligations	41,307	40,125	(1,020)	(106)	40,287	40,019

	$66,182	$98,374	$(1,014)	$(223)	$65,168	$98,151

The amortized cost of available-for-sale debt securities at June 30, 2008, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses)		Estimated fair value
		Gains	(Losses)
Due in one year or less	$16,204	$35	$—	$16,239
Due after one year to five years	49,978	—	(1,049)	48,929

	$66,182	$35	$(1,049)	$65,168

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in all types of marketable securities were caused mainly by overall market conditions. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the investments were not considered to be other than temporarily impaired at June 30, 2008.

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate primarily is due to foreign tax holiday and tax-exempt income in Israel and Switzerland as further described below. Tax provision for the three and six months ended June 30, 2008 included a tax benefit associated with equity-based compensation expenses in the amount of $118 and $249, respectively. Tax provision for the three and six months ended June 30, 2007 included a tax benefit associated with equity-based compensation expenses in the amount of $158 and $343, respectively.

In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition. The Swiss tax ruling process was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary will be entitled to reduced tax rates of approximately 8% to 15% depending on the source of income and a tax amortization period of 5 to 10 years for the goodwill and other intangible assets acquired in the Acquisition.

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

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $ 13,530 and $13,244 at June 30, 2008 and December 31, 2007, respectively. The Company accrues interest and penalties, related to unrecognized tax benefits, in its provision for income taxes. At June 30, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $3,100 and $2,700, respectively. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s U.S. federal income tax returns for 2003 and 2004. The Company currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% and 50% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively. Additionally, Tomen Electronics accounted for 23% and 50% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of the Company’s revenues for the three and six months ended June 30, 2008, respectively. Sales to Panasonic through Tomen Electronics generated approximately 33% and 32% of our revenues for the three and six months ended June 30, 2007, respectively. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 12% and 19% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to Uniden represented 11% and 20% of our total revenues for the six months ended June 30, 2008 and 2007 respectively.

Sales to Hong Kong-based VTech represented 25% and 0% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to VTech represented 21% and 0% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively. Sales to Hong Kong-based CCT Telecom represented 8% and 16% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to CCT Telecom represented 9% and 14% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Sales to Hong Kong-based SunCorp represented 5% and 12% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to SunCorp represented 3% and 12% of our total revenues for the six months ended June 30, 2008 and 2007.

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

As of June 30, 2008 and December 31, 2007, the Company recorded comprehensive income of $247 and $481, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2008. Such amounts will be recorded into earnings during the remainder of 2008.

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

Grants for three months ended June 30, 2008 and June 30, 2007:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended June 30, 2008 and 2007 was $2.66 and $6.20 per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended June 30, 2008	Three months ended June 30, 2007
Volatility	44.18%	32.48%
Risk-free interest rate	3.36%	4.73%
Dividend yield	0%	0%
Pre-vest cancellation rate	4.58%	3.58%
Post-vest cancellation rate	2.34%	1.12%
Suboptimal exercise factor	1.65	1.64

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended June 30, 2008 and 2007 derived from the binomial model was 4.02 and 4.60 years, respectively.

Employee Stock Benefit Plans

As of June 30, 2008, the Company had five stock option plans and one employee stock purchase plan. Pursuant to the 2008 Annual Meeting of Stockholders held on May 19, 2008, the Company’s stockholders approved an increase of 300,000 shares authorized for issuance under the Company’s 1993 Director Stock Option Plan and an increase of 500,000 shares authorized for issuance under the Company’s 1993 Employee Stock Purchase Plan.

As of June 30, 2008, after giving effect to the above increases in the stock option plans, approximately 611,000 shares of common stock remain available for grant under the Company’s employees stock purchase plan and approximately 2,440,000 shares of common stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Options/ SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*)
				(in thousands)
Outstanding at April 1, 2008	8,930,625	$18.90
Options granted	5,000	$8.22
SAR units granted (**)	306,500	$8.44
Options / SAR units cancelled/forfeited/expired	(355,887)	$19.06
Options exercised	(2,847)	$11.48
Outstanding at June 30, 2008(***)	8,883,391	$18.53	5.15	—
Exercisable at June 30, 2008(****)	3,768,962	$22.99	3.64	—

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of June 30, 2008 ($7.0 per share).

(**)	Each SAR grant is convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(***)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 6,394,435 shares of the Company’s common stock.

(****)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount can be exercised for a maximum of 3,299,811 shares of the Company’s common stock.

Additional information about stock options and SAR units outstanding and exercisable at June 30, 2008 with exercise prices above $7.0 per share (the closing price of the Company’s Common Stock at June 30, 2008) is as follows. As of June 30, 2008, there were no stock options or SAR units outstanding and exercisable with an exercise prices at or less than $7.0 per share.

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $7.0	3,768,962	$22.99	5,114,429	$15.23	8,883,391	$18.53
Total	3,768,962	$22.99	5,114,429	$15.23	8,883,391	$18.53

The Company’s aggregate compensation expense for the three months ended June 30, 2008 and 2007 totaled $3,584 and $3,708, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the three months ended June 30, 2008 and 2007 was $118 and $158, respectively.

The Company’s aggregate compensation expense for the six months ended June 30, 2008 and 2007 totaled $7,545 and $7,862, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the six months ended June 30, 2008 and 2007 was $249 and $343, respectively.

As of June 30, 2008, there was $15,430 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized over the period from 2008 through 2012.

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

The liabilities for these plans have been calculated in accordance with SFAS No. 87. The net pension liability as of June 30, 2008 amounted to $1,917.

The following table provides the components of net periodic benefits cost for the six months ended June 30, 2008:

	June 30, 2008	June 30, 2007
Components of net periodic benefits
Service cost	$34	$—
Interest income	(52)	—
Expected return on plan assets	—	—
Amortization of net loss (gain)	—	—
Exchange rate expenses	177
Net periodic benefit cost	$159	$—

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

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis as of June 30, 2008:

	Fair Value	Fair Value Measurements
Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$56,645	$56,645
Short-term marketable securities	$16,239	$16,239	—	—
Long-term marketable securities	$48,929	$48,929	—	—
Derivative assets	$247	—	$247	—

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

During the first half of 2008, the Company repurchased 3,228,811 shares of its common stock at an average purchase price of $11.98 per share for an aggregate amount of approximately $38,700 (approximately $37,700 was paid in cash as of June 30, 2008). Pursuant to the share repurchase program, 1,824,901 shares of the Company’s common stock remain authorized for repurchase as of June 30, 2008.

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

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 was effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SAB 110 did not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(r) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. FSP 140-3 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•

Our expectation that sales from DECT and 2.4GHz products and, to a lesser extent, 5.8GHz products, will continue to represent a significant percentage of our revenue for the remainder of 200 and in future periods;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during the latter half of 2008 with a sharper decrease in sales of our 5.8GHz products;

•

Our belief that for the long term, the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products;

•	Our expectation that the shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market will continue at a fast pace during the latter half of 2008;

•	Our belief that revenues from our DECT products will continue to increase in absolute number and as a percentage of total revenues in 2008 as compared to 2007;

•	Our belief that price sensitivity in the market will continue for the remainder of 2008 and in 2009;

•	Our belief that our gross margin would improve in the second half of 2008;

•

Our belief that our future growth will depend on our success in maintaining our presence in the European DECT market, expanding our market share in other developing markets, maintaining our market share during the shift from the traditional 2.4GHz and 5.8 GHz products to DECT 6.0 products in the U.S. market and the general market deployment and acceptance of our DECT and CoIP products;

•	Our belief that our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues;

•	Our belief that research and development costs will increase in absolute dollars for the remaining two quarters of 2008 as compared to the same periods in 2007; and

•	Our belief that our available cash and cash equivalents at June 30 2008 should be sufficient to finance our operations for both the short and long term.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, greater or lesser than anticipated decrease in sales of our 5.8GHz products or growth in sales of our DECT 6.0 products; slower than expected change in the nature of the residential communications domain; unexpected delays in the introduction of new products or failure of such products to achieve broad market acceptance; our inability develop and produce new products at competitive costs; decline or fluctuations in gross margins and competition, as well as those risks described in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Acquisition of the Cordless and VoIP Terminals Business of NXP B.V.

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Revenue milestones for the three financial quarters following the closing were not achieved and no cash payments to NXP were made.

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

In recent years, we have become a worldwide leader in developing and marketing Total Telephony Solutions™ for the wireless residential market by taking advantage of the market transformation from analog-based technologies to digital-based technologies for telephony products and the shift from 900MHz to 2.4GHz to 5.8GHz technologies. One additional primary factor that contributed to our success in recent years is our penetration of the DECT market in Europe and our current presence in the U.S. DECT market (known as DECT 6.0).

Our current primary focus is digital cordless telephony with sales of our in-house developed Cordless over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 87% of our total revenues for the first half of 2008. Our revenues were $146.9 million for the first half year of 2008, an increase of 44% in comparison to the same period during 2007. This increase was mainly the result of increased sales of our DECT products, mainly due to the Acquisition, which increase was partially offset by decreased sales of our 2.4GHz and 5.8GHz products. We anticipate our revenues from DECT products will continue to increase in absolute number and as a percentage of total revenues in 2008 as compared to 2007 due to the Acquisition. During the first half of 2008, we experienced a decrease in sales of 2.4 GHz and 5.8GHz products in the U.S. market, our primary market, where the shift to DECT 6.0 products is occurring faster than anticipated. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during the latter half of 2008 with a sharper decrease in sales of our 5.8GHz products. We also anticipate that the shift to DECT 6.0 products in the U.S. market to continue at a fast pace during the latter half of 2008.

Notwithstanding our successes to date, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. To address pricing pressures, we may need to offer our products in the future at lower prices which may result in lower profits. Our gross margin decreased to a level of 36% of total revenues for the first half of 2008 from 40% for the first half of 2007, primarily due to the continued decline in the average selling prices of our products, and the increased sales of DECT products with lower gross margin on account of 5.8GHz products with higher gross margin. Our gross margin for the first half of 2008 was lower than our expected gross margin for the full year 2008, but we expect our gross margin to improve during the second half of 2008 mainly due to the ramp-up in production of cost-improved integrated circuits and the implementation of cost synergies following the Acquisition. However, if the implementation of cost synergies, the ramp-up of cost-improved integrated circuits and the implementation of cost improvement plans designed to reduce testing costs do not occur or occur slower than anticipated, we may not be able to increase our gross margin during the second half of 2008, and our gross margin will decrease year over year at a sharper rate. The cordless telephony market is additionally undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive for the remainder of 2008 and in 2009. Moreover, various other factors, including “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials and commodity costs (including gold and oil) and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly or testing costs, all may decrease our gross profit in future periods. Our results and future revenues also could be harmed by a slowdown or the continued stagnation of the U.S. and worldwide markets.

Operating expenses increased by 75% during the first half of 2008, as compared to the same period for 2007, reaching a level of $70.9 million. The increase in operating expenses for the first half of 2008 was primarily attributable to (i) the inclusion of the operating expenses of the CIPT Business for the first half of 2008 in the amount of $15.9 million, (ii) the amortization of intangibles and other assets related to the Acquisition in the amount of $11.5 million for the first half of 2008, and (iii) an increase in IP, tapeout and payroll expenses related to research and development. Our operating loss was $17.9 million for the first half of 2008, approximately 12% of revenues, compared to $0 million of operating income for the same period in 2007. The increase in operating loss was mainly due to the same factors as noted above for the increase in operating expenses. An additional factor for the increase in operating loss was the decrease in gross margin for the first half of 2008, as compared to the same period in 2007. Notwithstanding the increase in our operating expenses due to the absorption of the operating expenses of the CIPT Business, there are no assurances that the proposed benefits of the Acquisition can be achieved or achieved at the levels currently anticipated, which could materially harm our business.

There are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market towards DECT products, a trend that is occurring faster than anticipated. The U.S. market is currently the dominant market for our customers. An increase in demand for DECT 6.0 products in the U.S. in lieu of our 2.4GHz and 5.8GHz products, and our inability to successfully develop and market new DECT 6.0 products to address this shift may have a material adverse effect on our profits and results of operations. The shift in sales of our 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market also results in an overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margin. We also are currently witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We penetrated and continue to expand our presence in the DECT market to grow our business. Our investment in DECT technologies continued with the Acquisition. Revenues derived from the sale of DECT products represented 68% of our total revenues for the first half of 2008. We believe that sales of our DECT products will increase in absolute number and as a percentage of total revenues in 2008 in comparison to 2007. In addition to DECT technologies, we invested in developing CoIP technologies in house. We believe our future growth will depend on our success in maintaining our presence in the European DECT market, expanding our market share in other developing markets, maintaining our market share during the shift from the traditional 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, and the general market deployment and acceptance of our DECT and CoIP products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

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

As of June 30, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $56.6 million and marketable securities of approximately $65.2 million, totaling to $121.8 million. Our cash, investments and securities were materially decreased during the first half of 2008 mainly due to the repurchase of 3.2 million shares of our common stock for approximately $38.7 million during the first quarter of 2008 (of which approximately $37.7 million was paid in cash as of June 30, 2008).

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $74.2 million for the second quarter of 2008 as compared to $52.4 million for the same period in 2007. Our total revenues were $146.9 million for the first six months of 2008, as compared to $101.7 million for the same period in 2007. This represents an increase in revenues of 44% and 41% for the first six month and three month ended June 30, 2008, as compared to the same periods in 2007. This increase was primarily as a result of the inclusion of the revenues of the CIPT Business, which reflected a strong demand for our DECT products, partially offset by decreased sales of our 2.4GHz and 5.8GHz products. Sales of DECT products were $52.6 million and $99.5 million for the second quarter and first six months of 2008, respectively, representing 71% and 68% of total revenues, respectively. Sales of DECT products were $10.2 million and $18.1 million for the second quarter and first six months of 2007, respectively, representing 19% and 18% of total revenues, respectively. The increase in sales of DECT products for the first half of 2008 as compared to the same period in 2007 was mainly attributable to the consolidation of the results of the CIPT Business within our combined results beginning on September 4, 2007 and the shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market. Sales of 5.8GHz products for the second quarter of 2008 and 2007 were $4.0 million and $17.5 million, respectively, representing approximately 5% and 33% of our total revenues, respectively, a decrease of 77% in absolute dollars when comparing sales for the second quarter of 2008 to sales for the second quarter of 2007. Sales of 5.8GHz products for the first half of 2008 and 2007 were $9.5 million and $37.2 million, respectively, representing approximately 6% and 37% of our total revenues, respectively, a decrease of 74.5% when comparing sales for the first half of 2008 in relation to the first half of 2007. Sales of 2.4GHz products for the second quarter of 2008 and 2007 were $7.7 and 12.7 million, respectively, representing approximately 10.5% and 24% of our total revenues, respectively, a decrease of 39% in absolute dollars when comparing sales for the second quarter of 2008 to sales for the second quarter of 2007. Revenues from 2.4GHz products for the first half of 2008 and 2007 were $17.8 million and $22.8 million, respectively, representing approximately 12% and 22% of our total revenues, respectively, a decrease of 22% in absolute dollars when comparing sales for the first half of 2008 to the first half of 2007. A factor that may decrease our revenues for future periods is the continued shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, our primary market, as DECT 6.0 products are being sold at lower average selling prices than our 5.8GHz products.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$2,299	$84	$8,965	$235
Japan	24,460	35,191	50,531	69,711
Europe	6,447	135	16,857	211
Hong-Kong	34,616	15,010	59,527	27,789
Other	6,330	2,016	11,001	3,777

Total revenues	$74,152	$52,436	$146,881	$101,723

Sales to our customers in Hong Kong increased for the first six month of 2008 as compared to the same period in 2007, representing a 114% increase in absolute dollars ($38.3 million of such revenues for the first half of 2008 resulted from the inclusion of the CIPT Business in the combined results since September 4, 2007). The decrease in our sales to Japan resulted mainly from the decrease in sales to Panasonic during the first half 2008 as compared to same period in 2007, representing a 35% decrease in absolute dollars. In addition, there was a decrease in sales to the Japanese domestic market and to Uniden of 17% and 20% in absolute dollars, respectively. The increase in sales to Europe and the United States resulted mainly from the inclusion of the CIPT Business in the combined results since September 4, 2007. We anticipate that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products, mainly to customers of the CIPT Business, which are sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

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

Significant Customers. The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% and 50% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Additionally, Tomen Electronics accounted for 23% and 50% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. The sales decrease for the comparable periods was primarily due to a decrease in sales to Panasonic and the Japanese domestic market. In addition, due to the increase in revenues for the first half of 2008 (mainly as a result of the inclusion of the revenues of the CIPT Business), the percentage of revenues attributable to Tomen out of our total revenues decreased.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of our revenues for the three and six months ended June 30, 2008, respectively. Sales to Panasonic through Tomen Electronics generated approximately 33% and 32% of our revenues for the three and six months ended June 30, 2007. Sales to Uniden through Tomen Electronics or directly to Uniden represented 12% and 19% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to Uniden represented 11% and 20% of our total revenues for the six months ended June 30, 2008 and 2007. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to VTech represented 25% and 0% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to VTech represented 21% and 0% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Sales to CCT Telecom represented 8% and 16% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. Sales to CCT Telecom represented 9% and 14% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Sales to SunCorp represented 5% and 12% of our total revenues for the three months ended June 30, 2008 and 2007. Sales to SunCorp represented 3% and 12% of our total revenues for the six months ended June 30, 2008 and 2007, respectively.

Significant Products. Revenues from our DECT products represented 68% and 71% of our total revenues for the six months and three months ended June 30, 2008, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 5% and 10.5%, respectively, of total revenues for the second quarter of 2008. Revenues from our 5.8GHz and 2.4GHz digital products represented 6% and 12%, respectively, of total revenues for the first half of 2008. We believe that sales of DECT and 2.4GHz digital products and, to a lesser extent, 5.8GHz digital products will continue to represent a substantial percentage of our revenues for the reminder of 2008 and in future period. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the latter half of 2008 with a sharper decrease in sales of our 5.8GHz products. For the long term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products.

Gross Profit. Gross profit as a percentage of revenues was 35% for the second quarter of 2008 and 40% for the second quarter of 2007. Gross profit as a percentage of revenues was 36% for the first half of 2008 and 40% for the first half of 2007. The decrease in our gross profit was primarily due to the continuing decline in the average selling prices of our products and the increased sales of DECT products with lower average gross margin on account of 5.8GHz products with higher average gross margin. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes, “over-capacity” problems (shortage of capacity to meet our fabrication, testing and assembly needs), increases in raw materials such as gold and oil and silicon wafer costs and increases in production, assembly or testing costs. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us to offset the expected decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses relating to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $18.9 million for the second quarter of 2008 from $12.5 million for the second quarter of 2007. Research and development expenses increased to $38.9 million for the first six months of 2008 from $25.2 million for the first six months of 2007. The increase for the second quarter and the first half of 2008 in research and development expenses, as compared to the same period in 2007, was mainly attributed to (i) an increase in research and development expenses in the amount of $9.9 million for the first six months of 2008 and $4.5 million for the second quarter of 2008 as a result of the inclusion of the expenses of the CIPT Business in the combined results, (ii) an increase in IP and tapeout expenses; (iii) an increase in labor expenses related to research and development due to the increase in the number of employees, as well as increases in salary, and (iv) devaluation of the U.S. dollar against the Israeli currency (NIS) for the second quarter and the six months ended June 30, 2008, as compared to the same periods in 2007.

Our research and development expenses as a percentage of total revenues were 25% and 24% for the three months ended June 30, 2008 and 2007, respectively, and 26% and 25% for the six months ended June 30, 2008 and 2007, respectively. This increase in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of the research and development expenses.

As our research and development staff is currently working on various projects simultaneously, we may need to incur additional expenses and hire additional research and development staff and contractors related to the development of new products and to support the development of existing products and technologies. In addition, the research and development expenses for 2008 will include all the research and development expenses attributable to the CIPT Business whereas such expenses were prorated from September 4, 2007, the date of completion of the Acquisition, in our 2007 results. As a result, our research and development expenses in absolute dollars are expected to increase for the remaining two quarters of 2008, as compared to the same periods in 2007.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $5.6 million for the second quarter of 2008 from $4.1 million for the second quarter 2007. Our sales and marketing expenses were $11.6 million for the six months ended June 30, 2008, as compared to $8.3 million for the same period in 2007. The increase in sales and marketing expenses was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $4.1 million and $2.1 million for the first half and second quarter of 2008, respectively, in the combined results. The increase in our sales and marketing expenses was partially offset by a decrease in commission paid to our sales representatives due to a lower level of revenues subject to commissions, as well as a decrease in the average commission paid to our sales representatives. Our sales and marketing expenses as a percentage of total revenues were 8% for the three months and six month ended June 30, 2008 and 2007.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $4.5 million for the three months ended June 30, 2008, as compared to $3.3 million for the three months ended June 30, 2007. For the first half of 2008, general and administrative expenses were $8.8 million, as compared to $6.9 million for the same period in 2007. The increase in general and administrative expenses for the first quarter of 2008 was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $1.8 million and $1 million for the first half and second quarter of 2008, respectively, in the combined results. One additional factor that increased general and administrative expenses was higher professional fees for the second quarter and the first six months of 2008, as compared to the same periods in 2007. The increase in general and administrative expenses for the first six month and second quarter of 2008 was partially offset by a decrease related to equity-based compensation expense. Equity-based compensation expense amounted to $2.1 million and $1.0 million for the first half and the second quarter of 2008, respectively, as compared to $2.6 million and $1.2 million for the first half and second quarter of 2007, respectively. General and administrative expenses as a percentage of total revenues were 6% and 7% for the first half of 2008 and 2007, respectively. General and administrative expenses as a percentage of total revenues were 6% for the both second quarters of 2008 and 2007.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first half and second quarter of 2008, we recorded an expense item in the amount of approximately $11.5 million and $5.7 million, respectively, related to the amortization of intangible assets associated with the Acquisition.

Interest and Other Income, net. Interest and other income, net, for the three months ended June 30, 2008 decrease to $0.9 million from $2.9 million for the three months ended June 30, 2007 and decreased to $2.1 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007. The decrease for the comparable periods in 2008 and 2007 was due to the payment of approximately $200 million in cash in September 4, 2007 as partial consideration for the Acquisition, which resulted in less investment balance held during the first half of 2008 and due to lower interest rates. Additional factors for the decreased interest income for the first half of 2008 as compared to the first half of 2007 were the repurchase of 4.8 million shares of our common stock for approximately $64.4 million since the second quarter of 2007 and the devaluation of the U.S. dollar against the Israeli currency (NIS), which resulted in expenses associated with the exchange rate differences.

Our total cash, cash equivalents and marketable securities were $121.8 million as of June 30, 2008, compared to $353.7 million as of June 30, 2007.

Provision for Income Taxes. Our income tax benefit was $0.8 million for the first half of 2008, as compared to tax expenses of $2.3 million for the first half of 2007. Our income tax benefit for the second quarter of 2008 was $0.6 million, as compared to tax expenses of $1.3 million for the second quarter of 2007. The decrease in provision for income taxes was mainly a result of a decrease in income before taxes.

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

As of December 31, 2007, DSP Group Ltd. has elected the status of a Privileged Enterprise under the amendment to the Israeli Investment Law for its seventh plan. The seventh plan entitles DSP Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. As of June 30, 2008, DSP Group Ltd. did not generate taxable income relating to this plan.

In connection with the Acquisition, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition). The ruling process with the Swiss tax authorities was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary will be entitled to reduced tax rates of approximately 8% to 15% depending on the source of income and a tax amortization period of 5 to 10 years on the goodwill and other intangible assets acquired in the Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $0.6 million and $14.6 million for the first six months of 2008 and 2007, respectively. The decrease in net cash provided by operating activities for the first half of 2008 as compared to the same period in 2007 resulted mainly from the decrease in net income for the comparable periods. The decrease in cash from operating activities also was a result of a decrease in accrued compensation and benefits by $6.8 million for the first half of 2008, as compared to a decrease of $0.7 million for the first half of 2007, mainly due to the severance payments associated with our restructuring plan that were paid during the first half of 2008.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2008, we purchased $36.4 million of investments in marketable securities, as compared to $56.7 million during the first six months of 2007. During the same periods, $67.8 million and $71.8 million, respectively, of investments in marketable securities matured, were called by the issuer or were sold.

As of June 30, 2008, the amortized cost of our marketable securities was $66.2 million and their stated market value was $65.2 million, representing an unrealized loss of $1 million.

Our capital equipment purchases for the first six months of 2008, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures totaled $6.6 million, as compared to $1.7 million for the first six months of 2007. The increase for the first half of 2008, as compared to the same period for 2007, was mainly due to the purchase of software tools for our development employees, computer hardware, engineering test and lab equipment and leasehold improvements.

Financing Activities. During the first half of 2008, we paid $37.7 million for the purchase of treasury stock and $7.7 million for the same during the first half of 2007. During the first half of 2008, we received $0.1 million upon the exercise of employee stock options, as compared to $2.8 million during the first half of 2007. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

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

During the first half of 2008, we repurchased 3,228,811 shares of our common stock at an average purchase price of $11.98 per share for an aggregate amount of approximately $38.7 million (approximately $37.7 million was paid in cash as of June 30, 2008). Pursuant to our share repurchase program, 1,824,901 shares of our common stock remain authorized for repurchase as of June 30, 2008. Additional share repurchases occurred after the second quarter of 2008, and as of the date of this quarterly report, 1,193,822 shares of our common stock remain authorized for repurchase.

As of June 30, 2008, we had cash and cash equivalents totaling approximately $56.6 million and marketable securities of approximately $65.2 million. The cash component of the consideration for the Acquisition was financed using our existing liquidity resources, and therefore the Acquisition materially decreased our current levels of cash investments and securities, as compared to June 30, 2007. In addition, the repurchase of our common stock that occurred since June 30, 2007 also decreased our levels of cash investments and securities as of June 30, 2008 in comparison to June 30, 2007.

Our working capital at June 30, 2008 was approximately $81.7 million ,as compared to $272.5 as of June 30, 2007. The decrease in working capital was mainly due to the sale of certain marketable securities to finance the Acquisition in 2007, as well as the share repurchases made since June 30, 2007. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See the section of the risk factors entitled “Risks Related to the Proposed Acquisition” and the risk factor entitled “We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2008. However, part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2008, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2008. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in recent periods due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock pursuant to our Rule 10b5-1 compliant share repurchase program during the three months ended June 30, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2008 to April 30, 2008)	829,416	$13.22	829,416	2,053,712
Month #2 (May 1, 2008 to May 31, 2008)	80,000	$9.78	80,000	1,973,712
Month #3 (June 1, 2008 to June 30, 2008)	148,811	$6.89	148,811	1,824,901
TOTAL	1,058,227	$12.07	1,058,227	1,824,901	(2)

(1)	In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million shares, 2.5 million shares and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million shares. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of the 5.1 million shares of our common stock authorized for repurchase, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our Board’s authorizations as of June 30, 2008. Additional repurchases occurred after the second quarter of 2008 and as of the date of this quarterly report 1,193,822 share of our common stock remains available for repurchase.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “The reduction in workforce associated with our restructuring plan related to the CIPT Business acquired from NXP could disrupt the operation of our business;” (7) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (8) changes to the Risk Factor below entitled “Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business;” (9) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (10) changes to the Risk Factor below entitled “In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance;” (11) changes to the Risk Factor below entitled “Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business;” and (12) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates.” We also deleted the following Risk Factor entitled: “An unfavorable tax ruling from the Swiss tax authorities relating to the tax rate applicable to the taxable income generated by our Swiss subsidiary could affect our operating results.”

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives.

Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 23% and 50% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 32% of our revenues for the six months ended June 30, 2008 and 2007, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – Panasonic, Uniden, CCT and VTech accounted for approximately 55% of our total revenues for the six months ended June 30, 2008. In addition to Panasonic mentioned above, sales to Uniden, CCT Telecom and VTech represented approximately 11%, 9% and 21%, respectively, of our total revenues for the six months ended June 30, 2008. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are OEMs and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. For example, the financial instability of a Canadian customer will result in decreased sales to this customer which in turn decreased our overall projected sales for 2008. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first half of 2008. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 87% and 84% of our total revenues for the first half of 2008 and 2007, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 12% and 6%, respectively, of our total revenue for the first half of 2008, and 37% and 22%, respectively, of our total revenues for the first half of 2007. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2008 with a sharper decrease in sales of our 5.8GHz products.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT and CoIP products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements;

•	entry into new markets, including China, Korea and South America;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including the changing economic conditions in the United States and worldwide.

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

Our gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs.

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for the first half of 2008 was 36%, as compared to 40% for the first half of 2007. In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Also, increases in the price of silicon wafers, increases in testing costs and increases in gold, oil and other commodities which may result in increased production costs, mainly assembly and packaging costs may result in a decrease to our gross margins. For example, our gross margin decreased for the first half of 2008 due to the increased sales of DECT products with lower average gross margin on account of 5.8GHz products with higher average gross margin. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. Furthermore, as we are a fables company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

The reduction in workforce associated with our restructuring plan related to the CIPT Business acquired from NXP could disrupt the operation of our business.

Pursuant to the acquisition of the CIPT Business from NXP, we increased our headcount and established new foreign subsidiaries in France, Germany, Switzerland, Hong Kong and India. In connection with the establishment of a new organizational structure for the combined company and the implementation of a unified synergy plan, we implemented a restructuring plan that mainly involved a reduction in workforce in several locations. Workforce reductions in connection with any restructuring activity could result in an erosion of morale, affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, and result in work stoppages, all of which in turn may adversely affect our future revenues or cause other administrative deficiencies. Additionally, reduction in workforce in EU countries may be protracted, require us to comply with complex foreign labor regulations and may entail substantial severance costs. We also may face actions from employees that may be costly to defend. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring plan as implemented will be successful. Also, in order to capitalize on the cost savings associated with the Acquisition, we may need to enter into new restructuring plans that could have the same effects as described above.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors and representatives to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 94% of our total revenues for the first half of 2008. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and have material operations, in France, Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT products) currently generate approximately 48% of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to adequately meet our manufacturing demands to date, our manufacturing arrangement with NXP was established only in September 2007. Our business could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Furthermore, as part of the acquisition, we negotiated a predetermined cost structure for NXP’s provision of manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products. Our business would be harmed if such cost structure increases, which reduces the anticipated gross margin for our CIPT Business products. Our business also would be materially harmed if NXP terminates its relationship with us and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods.

Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business.

The U.S. digital telephony market is currently our dominant market as our OEM customers have significant market share in this market. Although the current telephony technology for the U.S. market is based on 2.4GHz and 5.8GHz products, we are witnessing a shift in the U.S. market towards DECT products at a higher rate than previously anticipated. We can provide no assurance that our current OEM customers, with whom we have strong existing relationships, will gain significant market share in the DECT 6.0 market. Moreover we can provide no assurance that our DECT 6.0 chipsets will be acceptable to our OEM customers or that the OEM customers to whom we sell DECT 6.0 chipsets will gain significant U.S. market share. If we are unable to develop and market DECT products to compete effectively in any emerging DECT 6.0 market against the introduction of new products by our competitors, our profits and results of operation may be materially adversely effected. In addition, if our OEM customers do not succeed in penetrating any emerging DECT 6.0 market or fail to incorporate our chipsets in new DECT products introduced by them for this market, our business also could suffer.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2008, 273 of our 503 employees were located in Israel, including 173 out of 304 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only. We believe that we are currently in compliance with these requirements and have calculated our current tax provision for the first half of 2008 accordingly. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (27% for 2008). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 94% of our total revenues for the first half of 2008. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in recent periods due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

The Company held its 2008 Annual Meeting of Stockholders on May 19, 2008. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Yair Seroussi	24319112	1865918	0	0
Yair Shamir	22707214	3477816	0	0

Continuing as directors after the meeting are Eliyahu Ayalon, Gertjan Kaat, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver, Patrick Tanguy and Avigdor Willenz. Subsequent to the meeting, Gertjan Kaat resigned from the board effective July 24, 2008, and Mark Hamersma was appointed to the board effective on the same date.

Proposal 2: Approval of the 1993 Director Stock Option Plan

Amendment and restatement of the 1993 Director Stock Option Plan to increase the number of shares of common stock authorized thereunder by 300,000 shares was approved with 20,710,861 in favor, 3,287,473 against, 63,025 abstentions and 2,123,671 broker non-votes.

Proposal 3: Approval of the 1993 Employee Stock Purchase Plan

Amendment and restatement of the 1993 Employee Stock Purchase Plan to increase the number of shares of common stock authorized thereunder by 500,000 shares was approved with 23,578,167 in favor, 423,090 against, 60,102 abstentions and 2,123,671 broker non-votes.

Proposal 4: Ratification of Appointment of Independent Auditors

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2006 with 25,761,110 in favor, 392,296 against, 31,622 abstentions and 0 broker non-votes.

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

DSP GROUP, INC. (Registrant)

Date: August 11, 2008	By:	/s/ Dror Levy
Dror Levy, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)