Form 10-Q
period 2008-09-30
DSP GROUP INC /DE/
filed 2008-11-10
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2580 North First Street, Suite 460, San Jose ,California	95131
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 3, 2008, there were 26,850,831 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,089	$69,586
Restricted deposit	115	—
Marketable securities	9,700	63,682
Trade receivables, net	44,233	51,636
Deferred income taxes	547	4,011
Other accounts receivable and prepaid expenses	12,921	7,705
Inventories	21,847	16,361
Related party receivable	2,761	468

TOTAL CURRENT ASSETS	156,213	213,449

PROPERTY AND EQUIPMENT, NET	16,451	14,270

LONG-TERM ASSETS:
Long-term marketable securities	46,647	34,469
Long-term prepaid expenses and lease deposits	1,704	694
Deferred income taxes	8,842	5,109
Severance pay fund	8,123	6,883
Intangible assets, net	77,672	95,234
Goodwill	142,614	142,735

	285,602	285,124

TOTAL ASSETS	$458,266	$512,843

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$20,736	$18,817
Accrued compensation and benefits	12,734	19,130
Income tax accruals and payables	15,105	14,136
Accrued expenses and other accounts payable	11,824	13,292
Related party payable	11,714	11,814

TOTAL CURRENT LIABILITIES	72,113	77,189

LONG-TERM LIABILITIES:
Accrued severance pay	8,491	7,303
Other long-term liability	455	1,364
Accrued pensions	1,091	1,758
Deferred tax liabilities	1,613	372

TOTAL LONG-TERM LIABILITIES	11,650	10,797

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value -
Authorized shares: 5,000,000 at September 30, 2008 and December 31, 2007; Issued and outstanding shares: none at September 30, 2008 and December 31, 2007	—	—
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 at September 30, 2008 and December 31, 2007; Issued and outstanding: 27,550,760 and 31,229,810 shares at September 30, 2008 and December 31, 2007, respectively	28	31
Additional paid-in capital	311,296	300,542
Treasury stock	(102,662)	(63,804)
Accumulated other comprehensive income (loss)	(378)	1,025
Retained earnings	166,219	187,063

TOTAL STOCKHOLDERS’ EQUITY	374,503	424,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,266	$512,843

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(US dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$87,368	$61,866	$234,250	$163,590
Cost of revenues (1) (2)	54,503	37,201	148,462	98,434

Gross profit	32,865	24,665	85,788	65,156

Operating expenses:
Research and development (3)	17,908	13,874	56,825	39,095
Sales and marketing (4)	5,483	4,680	17,124	12,987
General and administrative (5)	4,539	3,271	13,336	10,196
In process R&D write-off	—	10,120	—	10,120
Intangible assets amortization	5,702	3,057	17,200	3,057
Restructuring costs and other	1,870	—	1,870	—

Total operating expenses	35,502	35,002	106,355	75,455

Operating loss	(2,637)	(10,337)	(20,567)	(10,299)
Interest and other income (loss), net	(185)	2,569	1,948	9,148

Loss before taxes on income	(2,822)	(7,768)	(18,619)	(1,151)
Taxes on income (tax benefit) (6)	208	(272)	(630)	2,016

Net loss	$(3,030)	$(7,496)	$(17,989)	$(3,167)

Net loss per share:
Basic	$(0.11)	$(0.25)	$(0.62)	$(0.11)

Diluted	$(0.11)	$(0.25)	$(0.62)	$(0.11)

(1)	Includes $59,726 and $7,711 with a related party for the nine months ended September 30, 2008 and 2007, respectively. The three months ended September 30, 2008 and 2007 includes $19,981 and $7,711, respectively, with a related party.

(2)	Includes equity-based compensation expense in the amount of $208 and $143 for the three months ended September 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $712 and $475 for the nine months ended September 30, 2008 and 2007, respectively.

(3)	Includes equity-based compensation expense in the amount of $1,641 and $1,450 for the three months ended September 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $5,624 and $5,467 for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Includes equity-based compensation expense in the amount of $356 and $329 for the three months ended September 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $1,292 and $1,216 for the nine months ended September 30, 2008 and 2007, respectively.

(5)	Includes equity-based compensation expense in the amount of $1,000 and $958 for the three months ended September 30, 2008 and 2007, respectively, and equity-based compensation expense in the amount of $3,122 and $3,583 for the nine months ended September 30, 2008 and 2007, respectively.

(6)	Includes tax benefit resulting from equity-based compensation expense in the amount of $111 and $113 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the figures include tax benefit resulting from equity-based compensation expense in the amount of $360 and $456, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(US dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$8,214	$23,159
Investing activities
Purchase of marketable securities and short-term investments	(44,430)	(56,675)
Proceeds from maturity and sale of marketable securities and short-term investments	83,338	242,681
Proceeds from sale of property and equipment	—	46
Purchases of property and equipment	(7,955)	(2,613)
Payment of transaction costs related to the acquisition of the cordless and VoIP terminals business of NXP B.V. (1)	(843)	(201,081)

Net cash provided by investing activities	30,110	(17,642)
Financial activities
Purchase of treasury stock	(43,710)	(7,730)
Issuance of common stock and treasury stock for cash upon exercise of options	101	3,055

Net cash used in financing activities	(43,609)	(4,675)

Increase (decrease) in cash and cash equivalents	$(5,285)	$842

Cash erosion due to exchange rate differences	(212)	6

Cash and cash equivalents at the beginning of the period	$69,586	$37,344

Cash and cash equivalents at the end of the period	$64,089	$38,192

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended September 30, 2007	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2007	28,163	$28		$223,902	$(47,544)	$196,637	$(1,533)		$371,490
Net loss	—	—		—	—	(7,496)	—	$(7,496)	(7,496)
Unrealized gain from hedging activities, net	—	—		—	—	—	618	618	618
Unrealized gain from marketable securities	—	—		—	—	—	843	843	843
Unrealized gain from foreign currency translation adjustments, net	—	—		—	—	—	641	641	641

Total comprehensive loss								$(5,394)
Equity-based compensation	—	—		2,880	—	—	—	—	2,880
Issuance of shares related to the acquisition of the cordless and VoIP terminals business of NXP B.V.	4,187	4		71,391	—	—	—	—	71,395
Issuance of treasury stock upon purchase of ESPP shares	49	(	*	—	1,095	(242)	—	—	853
Issuance of treasury stock upon exercise of stock options by employees	22	(	*	—	495	(192)	—	—	303

Balance at September 30, 2007	32,421	$32		$298,173	$(45,954)	$188,707	$569		$441,527

Three Months Ended September 30, 2008
Balance at June 30, 2008	28,091	$28		$308,090	$(100,747)	$171,298	$1,327		$379,996
Net loss	—	—		—	—	(3,030)	—	$(3,030)	(3,030)
Realized gain from hedging activities, net	—	—		—	—	—	67	67	67
Realized gain from decrease in pension liability, net	—	—		—	—	—	301	301	301
Unrealized loss from marketable securities	—	—		—	—	—	(497)	(497)	(497)
Unrealized loss from foreign currency transaction adjustments, net	—	—		—	—	—	(1,576)	(1,576)	(1,576)

Total comprehensive loss								$(4,735)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	209	(	*	—	3,295	(2,049)	—	—	1,246
Issuance of treasury stock upon exercise of stock options by employees	—	—		—	—	—	—	—	—
Purchase of treasury stock	(750)	—		—	(5,210)	—		—	(5,210)
Equity-based compensation	—	—		3,206	—	—	—	—	3,206

Balance at September 30, 2008	27,551	$28		$311,296	$(102,662)	$166,219	$(378)		$374,503

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Nine Months Ended September 30, 2007	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	28,378	$28		$216,041	$(44,546)	$195,198	$28		$366,749
Net loss	—	—		—	—	(3,167)	—	$(3,167)	(3,167)
Unrealized gain from hedging activities, net	—	—		—	—	—	457	457	457
Unrealized loss from marketable securities	—	—		—	—	—	(557)	(557)	(557)
Unrealized gain from foreign currency translation adjustments, net	—	—		—	—	—	641	641	641

Total comprehensive loss								$(2,625)
Purchase of treasury stock	(421)	(	*	—	(7,730)	—			(7,730)
Equity-based compensation	—	—		10,741	—	—	—	—	10,741
Issuance of shares related to the acquisition of the cordless and VoIP terminals business from NXP B.V.	4,187	4		71,391	—	—	—	—	71,395
Issuance of treasury stock upon purchase of ESPP shares	93	(	*	—	2,125	(457)	—		1,668
Issuance of treasury stock upon exercise of stock options by employees	184	(	*	—	4,197	(1,382)			2,815
Cumulative impact of change in accounting for uncertainties in income taxes (FIN-48)	—	—		—	—	(1,485)	—	—	(1,485)

Balance at September 30, 2007	32,421	$32		$298,173	$(45,954)	$188,707	$569		$441,527

Balance at December 31, 2007	31,230	$31		300,542	$(63,804)	$187,063	$1,025		$424,857
Net loss	—	—		—	—	(17,989)	—	$(17,989)	(17,989)
Realized gain from hedging activities, net	—	—		—	—	—	(168)	(168)	(168)
Realized gain from decrease in pension liability, net	—	—		—	—	—	301	301	301
Unrealized loss from marketable securities, net	—	—		—	—	—	(1,288)	(1,288)	(1,288)
Unrealized loss from foreign currency translation adjustments, net	—	—		—	—	—	(248)	(248)	(248)

Total comprehensive loss								$(19,393)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	291	(	*	—	4,900	(2,810)	—		2,090
Issuance of treasury stock upon exercise of stock options by employees	8	(	*	—	146	(45)	—		101
Purchase of treasury stock	(3,978)	(3)		3	(43,904)	—			(43,904)
Equity-based compensation	—	—		10,751	—	—	—		10,751

Balance at September 30, 2008	27,551	$28		$311,296	$(102,662)	$166,219	$(378)		$374,503

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2007.

NOTE B—RESTRUCTURING COSTS AND OTHER

Following the acquisition (the “Acquisition”) of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), the Company approved a plan to restructure certain operations of the CIPT Business to eliminate redundant costs resulting from the Acquisition and improve operational efficiencies.

The restructuring costs associated with exiting activities of the CIPT Business totaled $6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, have resulted in an increase in goodwill. The Company finalized the initial restructuring plan as of June 30, 2008. All restructuring costs relating to the initial restructuring plan were paid in cash.

During the third quarter of 2008, the Company initiated an additional restructuring plan to improve operating efficiency at its various operating sites and to reduce its operating expenses for 2009. The restructuring plan is expected to be completed by September 30, 2009. As a significant majority of the restructuring associated with the additional restructuring plan occurred during the third quarter of 2008, the Company recognized an expense of $1,870 mainly for employee contract termination costs on its statement of operations. This expense amount is net of $540 of gain resulting from adjustments made to the Company’s employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan (See Note K).

As of September 30, 2008, payments aggregating $170 were made in connection with the additional restructuring plan. The total liability balance for the additional restructuring plan is $2,240.

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

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Work-in-process	$4,818	$4,437
Finished goods (*)	17,029	11,924

	$21,847	$16,361

(*)	The finished products inventory includes $567 and $585 of inventory held in consignment by other parties as of September 30, 2008 and December 31, 2007, respectively. Write-off of inventory amounted to $1,344 and $803 for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three months ended September 30,		Nine month ended September 30,
	2008	2007	2008	2007
	Unaudited
Net loss	$(3,030)	$(7,496)	$(17,989)	$(3,167)
Loss per share:
Basic	$(0.11)	$(0.25)	$(0.62)	$(0.11)
Diluted	$(0.11)	$(0.25)	$(0.62)	$(0.11)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share	27,728	29,436	28,885	28,716
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	—	113	—	187

Weighted average number of shares of common stock used to compute diluted net earnings per share	27,728	29,549	28,885	28,903

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of marketable securities at September 30, 2008 and December 31, 2007:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
U.S. government obligations and political subdivisions	$22,006	$58,249	$(78)	$(117)	$21,928	$58,132
Corporate obligations	35,852	40,125	(1,433)	(106)	34,419	40,019

	$57,858	$98,374	$(1,511)	$(223)	$56,347	$98,151

The amortized cost of available-for-sale debt securities at September 30, 2008, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$9,867	$10	$(177)	$9,700
Due after one year to five years	47,991	56	(1,400)	46,647

	$57,858	$66	$(1,577)	$56,347

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in all types of marketable securities were caused mainly by overall market conditions. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the investments were not considered to be other than temporarily impaired at September 30, 2008, except with respect to one of the Company’s securities as further explained below.

The Company determined that the decline in the fair value of one of its securities was other than temporary, notwithstanding its intent to hold such investment until maturity. The amortized cost of available-for-sale debt securities at September 30, 2008 set forth in the table above includes write down of $671 associated with the referenced security. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate primarily is due to foreign tax holiday and tax-exempt income in Israel and Switzerland as further described below. Tax provision for the three and nine months ended September 30, 2008 included a tax benefit associated with equity-based compensation expenses in the amount of $111 and $360, respectively. Tax provision for the three and nine months ended September 30, 2007 included a tax benefit associated with equity-based compensation expenses in the amount of $113 and $456, respectively.

In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition. The Swiss tax ruling process was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary will be entitled to reduced tax rates of approximately 10% to 15% depending on the source of income and a tax amortization period of 5 to 10 years for the goodwill and other intangible assets acquired in the Acquisition.

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

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $ 13,673 and $13,244 at September 30, 2008 and December 31, 2007, respectively. The Company accrues interest and penalties, related to unrecognized tax benefits, in its provision for income taxes. At September 30, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $3,400 and $2,700, respectively. A change in the amount of unrecognized tax benefit is reasonably possible within the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s U.S. federal income tax returns for 2003 and 2004 and the Company’s appeal of the Internal Revenue Service’s initial determination. The Company currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 22% and 40% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively. Additionally, Tomen Electronics accounted for 23% and 46% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. The Japanese market and the original equipment manufacturers (OEMs) that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of the Company’s revenues for the three and nine months ended September 30, 2008, respectively. Sales to Panasonic through Tomen Electronics generated approximately 24% and 29% of our revenues for the three and nine months ended September 30, 2007, respectively. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 15% and 9% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. Sales to Uniden represented 13% and 16% of our total revenues for the nine months ended September 30, 2008 and 2007 respectively.

Sales to Hong Kong-based VTech represented 20% and 13% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively. Sales to VTech represented 21% and 5% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. Sales to Hong Kong-based CCT Telecom represented 9% and 14% of our total revenues for both the three and nine months ended September 30, 2008 and 2007, respectively. Sales to Hong Kong-based SunCorp represented 6% and 7% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. Sales to SunCorp represented 4% and 10% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively.

NOTE H—DERIVATIVE INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings during the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

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

As of September 30, 2008 and December 31, 2007, the Company recorded comprehensive income of $313 and $481, respectively, from its put options and forward contracts in respect to anticipated payroll and rent payments expected in 2008. Such amounts will be recorded into earnings during the remainder of 2008 and 2009.

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

Grants for three months ended September 30, 2008 and September 30, 2007:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended September 30, 2008 and 2007 was $2.80 and $5.49 per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended September 30, 2008	Three months ended September 30, 2007
Volatility	52.05%	33.83%
Risk-free interest rate	3.14%	4.61%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.57%	5.05%
Post-vest cancellation rate	1.85%	1.50%
Suboptimal exercise factor	1.83	1.66

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining contractual life and the extent to which the option is in-the-money (i.e., the average stock price during the period is above the strike price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended September 30, 2008 and 2007 derived from the binomial model was 4.91 and 4.45 years, respectively.

Employee Stock Benefit Plans

As of September 30, 2008, the Company had five stock option plans and one employee stock purchase plan. Pursuant to the 2008 Annual Meeting of Stockholders held on May 19, 2008, the Company’s stockholders approved an increase of 300,000 shares authorized for issuance under the Company’s 1993 Director Stock Option Plan and an increase of 500,000 shares authorized for issuance under the Company’s 1993 Employee Stock Purchase Plan.

As of September 30, 2008, after giving effect to the above increases in the stock option plans, approximately 402,000 shares of common stock remain available for grant under the Company’s employees stock purchase plan and approximately 2,627,000 shares of common stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Options/ SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding at July 1, 2008	8,883,391	$18.53
Options granted	30,000	$7.12
SAR units granted (**)	80,500	$7.22
Options / SAR units cancelled/forfeited/expired	(408,678)	$15.15
Options exercised	—	—
Outstanding at September 30, 2008 (***)	8,585,213	$18.54	4.91	50,550
Exercisable at September 30, 2008 (****)	3,905,831	$22.98	3.52	—

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of September 30, 2008 ($7.65 per share).

(**)	Each SAR grant is convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(***)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 6,168,729 shares of the Company’s common stock.

(****)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount can be exercised for a maximum of 3,370,039 shares of the Company’s common stock.

Additional information about stock options and SAR units outstanding and exercisable at September 30, 2008 with exercise prices above $7.65 per share (the closing price of the Company’s Common Stock at September 30, 2008) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Less than $7.65	—	—	110,500	$7.19	110,500	$7.19
Above $7.65	3,905,831	$22.98	4,568,882	$15.02	8,474,713	$18.69

Total	3,905,831	$22.98	4,679,382	$14.84	8,585,213	$18.54

The Company’s aggregate compensation expense for the three months ended September 30, 2008 and 2007 totaled $3,205 and $2,880, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the three months ended September 30, 2008 and 2007 was $111 and $113, respectively.

The Company’s aggregate compensation expense for the nine months ended September 30, 2008 and 2007 totaled $10,750 and $10,742, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the nine months ended September 30, 2008 and 2007 was $360 and $456, respectively.

As of September 30, 2008, there was $12,522 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized during the periods from 2008 through 2012.

NOTE K—PENSION LIABILITY

The Company acquired the CIPT Business on September 4, 2007. This business sponsored various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

The largest of these plans that the Company assumed in connection with the Acquisition is the Swiss pension fund that insures the retirement, disability and death benefits of the employees who were formerly covered by the NXP Semiconductors Switzerland AG scheme. The Swiss pension plan is currently the only pension plan externally funded through a foundation. The difference between the liability (the Projected Benefit Obligation or PBO as defined in SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”)) and the market value of the plan assets is accounted for in the financial statements of the Company. The other defined benefits plans that the Company assumed in connection with the Acquisition that are accounted for in the Company’s financial statements are the pension plans in Germany, Hong Kong and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

The liabilities for these plans have been calculated in accordance with SFAS No. 87. The net pension liability as of September 30, 2008 amounted to $1,091.

The following table provides the components of net periodic benefits cost for the nine months ended September 30, 2008:

September 30, 2008
Components of net periodic benefits
Service cost	$225
Interest expenses	397
Expected return on plan assets	(473)
Amortization of net gain	—
Curtailment gain (1)	(537)
Exchange rate expenses	22

Net periodic benefit income	$(366)

(1)	The gain above is a result of the implementation of the additional restructuring plan in the third quarter of 2008 and adjustments made to certain employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan (See Note B).

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

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis as of September 30, 2008:

	Fair Value	Fair Value Measurements
Description		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$64,089	$64,089
Short-term marketable securities	$9,700	$9,700	—	—
Long-term marketable securities	$46,647	$46,647	—	—
Derivative assets	$313	—	$313	—

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

During the first nine months of 2008, the Company repurchased 3,978,378 shares of its common stock at an average purchase price of $11.04 per share for an aggregate amount of approximately $43,900 (approximately $43,700 was paid in cash as of September 30, 2008). During the third quarter of 2008, the Company repurchased 749,567 shares of its common stock at an average purchase price of $6.951 per share for an aggregate amount of approximately $5,200 (approximately $5,000 was paid in cash as of September 30, 2008). Pursuant to the share repurchase program, 1,075,334 shares of the Company’s common stock remain authorized for repurchase as of September 30, 2008.

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

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements and include, without limitation, statements regarding:

•

Our expectation that sales from DECT and 2.4GHz products and, to a lesser extent, 5.8GHz products, will continue to represent a significant percentage of our revenue for the remainder of 2008 and in future periods;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during the fourth quarter of 2008 with a sharper decrease in sales of our 5.8GHz products;

•

Our belief that for the long term, the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products;

•	Our expectation that the shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market will continue at a fast pace during the fourth quarter of 2008;

•	Our belief that revenues from our DECT products will continue to increase in absolute number and as a percentage of total revenues in 2008 as compared to 2007;

•	Our belief that price sensitivity in the market will continue for the remainder of 2008 and in 2009;

•	Our expectation that the cost-cutting measures implemented during the third quarter of 2008 will reduce our operating expenses in 2009;

•

Our belief that our future growth will depend on our success in maintaining our presence in the European DECT market, expanding our market share in other developing markets, maintaining our market share during the shift from the traditional 2.4GHz and 5.8 GHz products to DECT 6.0 products in the U.S. market and the general market deployment and acceptance of our DECT and CoIP products;

•	Our belief that our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues; and

•	Our belief that our available cash and cash equivalents at September 30 2008 should be sufficient to finance our operations for both the short and long term.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, fluctuations in sales of our 5.8GHz and DECT 6.0 products; successful implementation of the restructuring plan to reduce 2009 operating expenses; slower than expected change in the nature of residential communications domain; unexpected delays in the introduction of new products or failure of such products to achieve broad market acceptance; our ability to develop and produce new products at competitive costs; decline or fluctuations in gross margins and the effect on revenues and profitability; and general market demand for products that incorporate our technology in the market, as well as those risks described in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

Overview

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Acquisition of the Cordless and VoIP Terminals Business of NXP B.V.

On September 4, 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Such revenue milestones were not achieved and no cash payments were made to NXP.

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

Our current primary focus is digital cordless telephony with sales of our in-house developed Cordless over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 89% of our total revenues for the first nine months of 2008. Our revenues were $234.3 million for the first nine months of 2008, an increase of 43% in comparison to the same period during 2007. This increase was mainly the result of increased sales of our DECT products, mainly due to the Acquisition, which increase was partially offset by decreased sales of our 2.4GHz and 5.8GHz products. During the first nine months of 2008, we experienced a decrease in sales of 2.4 GHz and 5.8GHz products in the U.S. market, our primary market, where the shift to DECT 6.0 products is occurring faster than anticipated. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during the fourth quarter of 2008 with a sharper decrease in sales of our 5.8GHz products. We also anticipate that the shift to DECT 6.0 products in the U.S. market to continue at a fast pace during the fourth quarter of 2008.

Notwithstanding our successes to date, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. To address pricing pressures, we may need to offer our products in the future at lower prices which may result in lower gross profits. Our gross margin decreased to a level of 37% of total revenues for the first nine months of 2008 from 40% for the first nine months of 2007, primarily due to the continued decline in the average selling prices of our products and the increased sales of DECT products with lower gross margin on account of 5.8GHz products with higher gross margin. The cordless telephony market is additionally undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive for the remainder of 2008 and in 2009 and expect price erosion to continue. Moreover, various other factors, including increases in raw materials and commodity costs (including gold and oil) and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly or testing costs, all may decrease our gross profit in future periods. Furthermore, the current general worldwide economic downturn has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. We operate in the semiconductor industry, which is cyclical, and the recent worldwide economic downturn may result in a significant downturn of the semiconductor industry. These downturns are characterized by a decrease in product demand, excess customer inventories, and accelerated erosion of prices. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause reduced spending on our products and services. Our results and future revenues could be harmed by the worldwide economic downturn and specifically the volatility in the semiconductor industry.

Operating expenses increased by 41% during the first nine months of 2008, as compared to the same period for 2007, reaching a level of $106.4 million. The increase in operating expenses for the first nine months of 2008 was primarily attributable to (i) the inclusion of the operating expenses of the CIPT Business in the amount of $24.5 million for the first nine months of 2008, in comparison to the inclusion of the operating expenses of the CIPT Business in the amount of $2.4 million only from September 4, 2007 for the first nine months of 2007, (ii) the amortization of intangibles and other assets related to the Acquisition in the amount of $17.2 million for the first nine months of 2008, in comparison to $13.2 million in 2007, and (iii) an increase in IP, tapeout and payroll expenses related to research and development. Our operating loss was $20.6 million for the first nine months of 2008, approximately 9% of revenues, compared to $10.3 million of operating loss for the same period in 2007. The increase in operating loss was mainly due to the same factors as noted above for the increase in operating expenses. An additional factor for the increase in operating loss was the decrease in gross margin for the first nine months of 2008, as compared to the same period in 2007. Notwithstanding the increase in our operating expenses primarily due to the absorption of the operating expenses of the CIPT Business, there are no assurances that the proposed benefits of the Acquisition can be achieved or achieved at the levels currently anticipated, which could materially harm our business. During the third quarter of 2008, we implemented an additional restructuring plan, subsequent to the initial restructuring plan following the Acquisition, to improve operating efficiency at our various operating sites and to reduce our operating expenses for 2009. We recognized an expense of $1.87 million during the third quarter of 2008 associated with the additional restructuring plan.

There are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently primarily generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market, our primary market, from sales of 2.4GHz and 5.8GHz products towards DECT products, a trend that is occurring faster than anticipated. The shift results in an overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margin. We also are witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We continue to expand our presence in the U.S. and European DECT market to grow our business. Revenues derived from the sale of DECT products represented 70% of our total revenues for the first nine months of 2008. We believe that sales of our DECT products will increase in absolute number and as a percentage of total revenues in 2008 in comparison to 2007. In addition to DECT technologies, we are investing in developing CoIP technologies in house. We believe our future growth will depend on our success in maintaining our presence in the European DECT market, expanding our market share in other developing markets, maintaining our market share during the shift from the traditional 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, and the general market deployment and acceptance of our DECT and CoIP products. Moreover, our strategic focus is to launch next generation products to capitalize on the transition underway in the residential communications market with the move from wireless voice communication to voice communication over IP networks and ultimately the convergence of voice, video and data communication. As an initial step, we have introduced products to facilitate the deployment of residential broadband services. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication that integrate voice, data and video with broadband offerings. To that end, we recently introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of September 30, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $64.1 million and marketable securities of approximately $56.3 million, totaling $120.4 million. Our cash, investments and securities were materially decreased during the first nine months of 2008 mainly due to the repurchase of 4.0 million shares of our common stock for approximately $43.9 million during the first nine months of 2008 (of which approximately $43.7 million was paid in cash as of September 30, 2008).

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $87.4 million for the third quarter of 2008 as compared to $61.9 million for the same period in 2007. Our total revenues were $234.3 million for the first nine months of 2008, as compared to 163.6 million for the same period in 2007. This represents an increase in revenues of 41% and 43% for the three months and first nine months ended September 30, 2008, as compared to the same periods in 2007. This increase was primarily as a result of the inclusion of the revenues of the CIPT Business, which is based primarily on sales of DECT products, partially offset by decreased sales of our 2.4GHz and 5.8GHz products. Sales of DECT products were $66.0 million and $165.2 million for the third quarter and first nine months of 2008, respectively, representing 75% and 70% of total revenues, respectively. Sales of DECT products were $25.1 million and $43.1 million for the third quarter and first nine months of 2007, respectively, representing 41% and 26% of total revenues, respectively. The increase in sales of DECT products for the first nine months of 2008, as compared to the same period in 2007, was mainly attributable to the consolidation of the results of the CIPT Business within our combined results beginning on September 4, 2007 and the shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market. Sales of 5.8GHz products for the third quarter of 2008 and 2007 were $4.8 million and $13.8 million, respectively, representing approximately 5% and 22% of our total revenues, respectively, a decrease of 65% in absolute dollars when comparing sales for the third quarter of 2008 to sales for the third quarter of 2007. Sales of 5.8GHz products for the first nine months of 2008 and 2007 were $14.2 million and $51.0 million, respectively, representing approximately 6% and 31% of our total revenues, respectively, a decrease of 72% when comparing sales for the nine months of 2008 in relation to the same period of 2007. Sales of 2.4GHz products for the third quarter of 2008 and 2007 were $8.8 and $11.6 million, respectively, representing approximately 10% and 19% of our total revenues, respectively, a decrease of 24% in absolute dollars when comparing sales for the third quarter of 2008 to sales for the third quarter of 2007. Revenues from 2.4GHz products for the nine months of 2008 and 2007 were $26.6 million and $34.4 million, respectively, representing approximately 11% and 21% of our total revenues, respectively, a decrease of 23% in absolute dollars when comparing sales for the nine months of 2008 to the first nine months of 2007. A factor that may decrease our revenues for future periods is the continued shift from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market, our primary market, as DECT 6.0 products are being sold at lower average selling prices than our 5.8GHz and 2.4GHz products.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
United States	$7,295	$331	$16,260	$566
Japan	32,205	29,838	83,036	99,549
Europe	7,996	3,835	24,627	4,046
Hong Kong	34,866	25,311	94,318	53,100
Other	5,006	2,551	16,009	6,329

Total revenues	$87,368	$61,866	$234,250	$163,590

Sales to our customers in Hong Kong increased for the first nine month of 2008 as compared to the same period in 2007, representing a 78% increase in absolute dollars ($57 million and $9.7 million of such revenues for the first nine months of 2008 and 2007, respectively, resulted from the inclusion of the CIPT Business in the combined results since

September 4, 2007). The increase in sales to Europe and the United States resulted mainly from the inclusion of the CIPT Business in the combined results since September 4, 2007. We anticipate that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products, mainly to customers of the CIPT Business, which are sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

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

Significant Customers. The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 22% and 40% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. Additionally, Tomen Electronics accounted for 23% and 46% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. The sales decrease for the comparable periods was primarily due to a decrease in sales to Panasonic and the Japanese domestic market. In addition, due to the increase in revenues for the first nine months of 2008 (mainly as a result of the inclusion of the revenues of the CIPT Business), the percentage of revenues attributable to Tomen out of our total revenues decreased.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of our revenues for the three and nine months ended September 30, 2008, respectively. Sales to Panasonic through Tomen Electronics generated approximately 24% and 29% of our revenues for the three and nine months ended September 30, 2007. Sales to Uniden through Tomen Electronics or directly to Uniden represented 15% and 9% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. Sales to Uniden represented 13% and 16% of our total revenues for the nine months ended September 30, 2008 and 2007. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to VTech represented 20% and 13% of total revenues for the three months ended September 30, 2008 and 2007, respectively. Sales to VTech represented 21% and 5% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Sales to CCT Telecom represented 9% and 14% of our total revenues for both the three and nine months ended September 30, 2008 and 2007, respectively. Sales to SunCorp represented 6% and 7% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. Sales to SunCorp represented 4% and 10% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively.

Significant Products. Revenues from our DECT products represented 75% and 70% of our total revenues for the three months and nine months ended September 30, 2008, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 5% and 10%, respectively, of total revenues for the third quarter of 2008. Revenues from our 5.8GHz and 2.4GHz digital products represented 6% and 11%, respectively, of total revenues for the first nine months of 2008. We believe that sales of DECT and 2.4GHz digital products and, to a lesser extent, 5.8GHz digital products will continue to represent a substantial percentage of our revenues for the reminder of 2008 and in future period. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in the fourth quarter of 2008 with a sharper decrease in sales of our 5.8GHz products. For the long term, we believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products.

Gross Profit. Gross profit as a percentage of revenues was 38% for the third quarter of 2008 and 40% for the third quarter of 2007. Gross profit as a percentage of revenues was 37% for the first nine months of 2008 and 40% for the first nine months of 2007. The decrease in our gross profit was primarily due to the continuing decline in the average selling prices of our products and the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margin. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes, increases in raw materials such as gold and oil and silicon wafer costs and increases in production, assembly or testing costs. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us to offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $17.9 million for the third quarter of 2008 from $13.9 million for the third quarter of 2007. Research and development expenses increased to $56.8 million for the first nine months of 2008 from $39.1 million for the first nine months of 2007. The increase for the third quarter and first nine months of 2008 in research and development expenses, as compared to the same period in 2007, was mainly attributed to (i) an increase in research and development expenses in the amount of $12.0 million for the first nine months of 2008 and $2.1 million for the third quarter of 2008, in comparison to the comparable periods in 2007, as a result of the inclusion of the expenses of the CIPT Business in the combined results, for the all nine months and three months of 2008, as compared to the inclusion of such expenses since September 4, 2007 for the first nine months of 2007, (ii) an increase in IP and tapeout expenses; (iii) an increase in labor expenses related to research and development due to the increase in the number of employees, as well as increases in salary, and (iv) devaluation of the U.S. dollar against the Israeli currency (NIS) for the third quarter and the nine months ended September 30, 2008, as compared to the same periods in 2007, that included our salaries and other expenses, such as rent for our Israeli facilities, denominated in NIS.

Our research and development expenses as a percentage of total revenues were 20% and 22% for the three months ended September 30, 2008 and 2007, respectively, and 24% for both the nine months ended September 30, 2008 and 2007. This increase in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of the research and development expenses.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $5.5 million for the third quarter of 2008 from $4.7 million for the third quarter of 2007. Our sales and marketing expenses were $17.1 million for the nine months ended September 30, 2008, as compared to $13.0 million for the same period in 2007. The increase in sales and marketing expenses was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $6.2 million and $2.1 million for the first nine months and third quarter of 2008, respectively, as compared to $0.4 million of expenses included since September 4, 2007 for the first nine months of 2007. The increase in our sales and marketing expenses was partially offset by a decrease in commission paid to our sales representatives due to a lower level of revenues subject to commissions and a decrease in the average commission. Our sales and marketing expenses as a percentage of total revenues were 6% and 8% for the three months ended September 30, 2008 and 2007, respectively, and 7% and 8% for the nine months ended September 30, 2008 and 2007, respectively.

Sales and marketing expenses consist mainly of sales commissions to our representatives and distributors, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $4.5 million for the three months ended September 30, 2008, as compared to $3.3 million for the three months ended September 30, 2007. For the first nine months of 2008, general and administrative expenses were $13.3 million, as compared to $10.2 million for the same period in 2007. The increase in general and administrative expenses for the first nine months of 2008 was mainly a result of the inclusion of the expenses of the CIPT Business in the amount of $3.1 million and $1.3 million for the first nine months and third quarter of 2008, respectively, in the combined results, as compared to 0.3 million of expenses included since September 4, 2007 for the first nine months of 2007. One additional factor that increased general and administrative expenses was higher professional fees for the third quarter and the first nine months of 2008, as compared to the same periods in 2007. The increase in general and administrative expenses for the first nine month of 2008 was partially offset by a decrease related to equity-based compensation expense. Equity-based compensation expense amounted to $3.1 million and $3.6 million for the first nine of 2008 and 2007, respectively. General and administrative expenses as a percentage of total revenues were 6% for both the first nine months of 2008 and 2007. General and administrative expenses as a percentage of total revenues were 5% for both third quarters of 2008 and 2007.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, professional fees such as accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first nine months and third quarter of 2008, we recorded an expense item in the amount of $17.2 million and $5.7 million, respectively, related to the amortization of intangible assets associated with the Acquisition. During the first nine months and third quarter of 2007, we recorded an expense item in the amount of $3.06 million, related to the amortization of intangible assets associated with the Acquisition and an expense item in the amount of $10.1 million, related to in-process R&D write off associated with the Acquisition. The increase mainly resulted from the inclusion of the CIPT Business for the first nine months and third quarter of 2008, in comparison to such inclusion since September 4, 2007 for the first nine months of 2007.

Restructuring Costs and Other: During the third quarter of 2008, we initiated an additional restructuring plan, subsequent to our initial restructuring plan following the Acquisition, to improve operating efficiency at our various operating sites and to reduce our operating expenses for 2009. The restructuring plan is expected to be completed by September 30, 2009. As a significant majority of the restructuring associated with the additional restructuring plan occurred during the third quarter of 2008, we recognized an expense in the amount of $1.87 million mainly for employee contract termination costs. This expense amount is net of $540,000 of gain resulting from adjustments made to our employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan (For additional details, see Note K to Notes for Condensed Consolidated Financial Statement for September 30, 2008). As of September 30, 2008, payments aggregating $170,000 were made in connection with the additional restructuring plan. The total liability balance for the additional restructuring plan is $2.24 million.

Interest and Other Income, net. Interest and other income, net, for the three months ended September 30, 2008 decreased to expenses of $0.2 million from income of $2.6 million for the three months ended September 30, 2007 and decreased to income of $1.9 million for the nine months ended September 30, 2008 from income of $9.1 million for the nine months ended September 30, 2007. The decrease for the comparable periods in 2008 and 2007 was primarily due to the payment of approximately $200 million in cash on September 4, 2007 as partial consideration for the Acquisition, which resulted in less investment balance held during the first nine months of 2008. Additional factors for the decreased interest income for the first nine months of 2008, as compared to the first nine months of 2007, were (i) lower interest rates, (ii) the repurchase of 5.6 million shares of our common stock for approximately $69.6 million since the second quarter of 2007, (iii) the devaluation of the U.S. dollar against the Israeli currency (NIS) which resulted in expenses associated with the exchange rate differences, (iv) the devaluation of the Euro against the U.S dollar, which resulted in expenses associated with exchange rates differences, and (v) the decline in the fair market value of one of our marketable securities amounting to $ 0.7 million, which was recorded in the third quarter of 2008.

Our total cash, cash equivalents, short term investments and marketable securities were $120.4 million as of September 30, 2008, compared to $159.0 million as of September 30, 2007.

Provision for Income Taxes. Our income tax benefit was $0.6 million for the first nine months of 2008, as compared to tax expenses of $2.0 million for the first nine month of 2007. Our income tax expense for the third quarter of 2008 was $0.2 million, as compared to tax benefit of $0.3 million for the third quarter of 2007. The decrease in provision for income taxes for the first nine months of 2008 was mainly a result of a decrease in income before taxes. The increase in provision for income taxes for the third quarter of 2008 was mainly a result of the decrease in loss before taxes.

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

As of December 31, 2007, DSP Group Ltd. has elected the status of a Privileged Enterprise under the amendment to the Israeli Investment Law for its seventh plan. The seventh plan entitles DSP Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. As of September 30, 2008, DSP Group Ltd. did not generate taxable income related to this plan.

In connection with the Acquisition, we applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition. The ruling process with the Swiss tax authorities was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary will be entitled to reduced tax rates of approximately 10% to 15% depending on the source of income and a tax amortization period of 5 to 10 years on the goodwill and other intangible assets acquired in the Acquisition.

Currently, our U.S. federal income tax returns for 2003 and 2004 are under examination and we are appealing the Internal Revenue Service’s initial determination. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of our U.S. federal income tax returns for 2003 and 2004. We currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $8.2 million and $23.2 million for the first nine months of 2008 and 2007, respectively. The decrease in net cash provided by operating activities for the first nine months of 2008, as compared to the same period in 2007, resulted mainly from the decrease in net income for the comparable periods. The decrease in cash from operating activities also was a result of a decrease in accrued compensation and benefits by $6.6 million for the first nine months of 2008, as compared to an increase of $1.8 million for the first nine months of 2007, mainly due to the severance payments associated with our various restructuring and cost-cutting measures that were paid during the first nine months of 2008. In addition, the decrease was due to an increase in inventories by $5.6 million for the first nine months of 2008, as compared to a decrease in inventories of $1.2 million for the first nine months of 2007. In addition, the decrease was due to an increase in prepaid expenses and other current assets by $7.6 million for the first nine months of 2008, as compared to a decrease of $8.8 million for the first nine months of 2007. The above-referenced factors were partially offset by a decrease in accounts receivable by $7.8 million for the first nine months of 2008, as compared to an increase in accounts receivable of $21.3 million for the first nine months of 2007.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2008, we purchased $44.4 million of investments in marketable securities, as compared to $56.7 million during the first nine months of 2007. During the same periods, $83.3 million and $95.6 million, respectively, of investments in marketable securities matured, were called by the issuer or were sold. In addition, during the third quarter of 2007, $147.0 million of marketable securities and short term investments were sold to finance the approximate $200 million cash payment to NXP in connection with the Acquisition.

As of September 30, 2008, the amortized cost of our marketable securities was $57.9 million and their stated market value was $56.3 million, representing an unrealized loss of $1.5 million.

Our capital equipment purchases for the first nine months of 2008, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures totaled $8.0 million, as compared to $2.6 million for the first nine months of 2007. The increase for the first nine months of 2008, as compared to the same period for 2007, was also the result of capital equipment purchases for the CIPT Business during the first quarter of 2008.

Financing Activities. During the first nine months of 2008 and 2007, we paid $43.7 million and $7.7 million, respectively, for the purchase of treasury stock. During the first nine months of 2008, we received $0.1 million upon the exercise of employee stock options, as compared to $3.1 million during the first nine months of 2007. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

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

During the first nine months of 2008, we repurchased 3,978,378 shares of our common stock at an average purchase price of $11.04 per share for an aggregate amount of approximately $43.9 million (approximately $43.7 million was paid in cash as of September 30, 2008). Pursuant to our share repurchase program, 1,075,334 shares of our common stock remain authorized for repurchase as of September 30, 2008. Additional share repurchases occurred after the third quarter of 2008, and as of the date of this quarterly report, 255,488 shares of our common stock remain authorized for repurchase.

As of September 30, 2008, we had cash and cash equivalents totaling approximately $64.1 million and marketable securities of approximately $56.3 million. The repurchase of our common stock that occurred since September 30, 2007 was the main reason for the decrease in our cash investments and securities as of September 30, 2008, in comparison to September 30, 2007.

Our working capital at September 30, 2008 was approximately $84.1 million, as compared to $125.6 as of September 30, 2007. The decrease in working capital was mainly due to share repurchases made since September 30, 2007. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See the section of the risk factors entitled “Risks Related to the Proposed Acquisition” and the risk factor entitled “We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

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

Foreign Currency Exchange Rate Risk. As a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2008. However, part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2008, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2008. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Our various restructuring and cost-cutting measures, including those related to the CIPT Business acquired from NXP, could disrupt the operation of our business;” (7) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (8) changes to the Risk Factor below entitled “Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business;” (9) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting

Israel that could increase our operating expenses and disrupt our business;” (10) changes to the Risk Factor below entitled “In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance;” (11) changes to the Risk Factor below entitled: “We are exposed to the credit risk of our customers and to credit exposures in weakened markets, which could result in material losses;” (12) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (13) changes to the Risk Factor below entitled “An unfavorable government review of our federal income tax returns or changes in our effective tax rates could adversely affect our operating results.” We also added the following risk factors entitled: (i) “Our operating results may be adversely impacted by worldwide economic uncertainties and the cyclical nature of and volatility in the semiconductor industry;” and (ii) “We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed.” We further deleted the following risk factors entitled: (a) “An unfavorable tax ruling from the Swiss tax authorities relating to the tax rate applicable to the taxable income generated by our Swiss subsidiary could affect our operating results;” and (b) “Our failure to compete effectively in the U.S. DECT market could have a material adverse effect on our business.”

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors and original equipment manufacturer (OEM) representatives. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 23% and 46% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 29% of our revenues for the nine months ended September 30, 2008 and 2007, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – Panasonic, Uniden, CCT and VTech accounted for approximately 56% of our total revenues for the nine months ended September 30, 2008. In addition to Panasonic mentioned above, sales to Uniden, CCT Telecom and VTech represented approximately 13%, 9% and 21%, respectively, of our total revenues for the nine months ended September 30, 2008. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are OEMs and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. For example, the financial instability of a Canadian customer resulted in decreased sales to this customer which in turn decreased our overall projected sales for 2008. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first nine months of 2008. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 89% and 85% of our total revenues for the first nine months of 2008 and 2007, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 6% and 11%, respectively, of our total revenue for the first nine months of 2008, and 31% and 21%, respectively, of our total revenues for the first nine months of 2007. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2008 with a sharper decrease in sales of our 5.8GHz products.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT and CoIP products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements;

•	entry into new markets, including China, Korea and South America;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including the changing economic conditions in the United States and worldwide, and the effect on the semiconductor industry.

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

Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs.

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for the first nine months of 2008 was 37%, as compared to 40% for the first nine months of 2007. In addition to the continued decline in the average selling prices of our products, our gross profit may further decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margins also are affected by the product mix. For example, our gross margin decreased for the first nine months of 2008 due to the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margin. We believe that U.S. sales of our 5.8GHz products will continue to decrease during the fourth quarter of 2008. We also anticipate that the shift to DECT 6.0 products in the U.S. market to continue at a fast pace during the fourth quarter of 2008.

Furthermore, increases in the price of silicon wafers, increases in testing costs and increases in gold, oil and other commodities which may result in increased production costs, mainly assembly and packaging costs may result in a decrease to our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. In addition, as we are a fables company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

Our various restructuring and cost-cutting measures, including those related to the CIPT Business acquired from NXP, could disrupt the operation of our business.

Pursuant to the acquisition of the CIPT Business from NXP, we increased our headcount and established new foreign subsidiaries. In connection with the establishment of a new organizational structure for the combined company and the implementation of a unified synergy plan, we implemented a restructuring plan that mainly involved a reduction in workforce in several locations. During the third quarter of 2008, we initiated an additional restructuring plan, subsequent to our initial restructuring plan following the Acquisition, to improve operating efficiency at our various operating sites and to reduce our operating expenses for 2009. The additional restructuring plan resulted in our recognition of an expense of $1.87 million during the third quarter of 2008. Workforce reductions in connection with any restructuring activity could result in an erosion of morale, affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, and result in work stoppages, all of which in turn may adversely affect our future revenues or cause other administrative deficiencies. Additionally, reduction in workforce in EU countries may be protracted, require us to comply with complex foreign labor regulations and may entail substantial severance costs. We also may face actions from employees that may be costly to defend. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring and cost-cutting measures implemented to date will be successful. Furthermore, we may implement additional restructuring and cost-cutting measures in the future that could have the same effects as described above.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors and representatives to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 93% of our total revenues for the first nine months of 2008. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. In addition, NXP has announced its intent to close one of its manufacturing facilities and transfer the products being manufactured there to another NXP facility. If the qualification of the new facility relating to our customers’ products is not completed in a timely manner and NXP is not able to meet its obligations to us under the Manufacturing Services Collaboration Agreement, our business could be materially harmed. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Furthermore, as part of the acquisition, we negotiated a predetermined cost structure for NXP’s provision of manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products. Our business would be harmed if such cost structure increases, which reduces the anticipated gross margin for our CIPT Business products. Our business also would be materially harmed if NXP terminates its relationship with us and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

Our operating results may be adversely impacted by worldwide economic uncertainties and the cyclical nature of and volatility in the semiconductor industry.

The current general worldwide economic downturn, due to the credit conditions impacted by the subprime-mortgage turmoil and other factors, has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities. Furthermore, during challenging economic times our customers may face various economic issues, including reduced demand for their products, longer product cycles and inability to gain timely access to sufficient credit, all of which could result in an impairment of their ability to make timely payments to us and could cause reduced spending on our products. As a result of the adverse financial conditions of our customers, we may be required to increase our allowance for doubtful accounts, our days sales outstanding may be negatively impacted, and our revenues and gross profit may decrease. Therefore, the worldwide economic downturn could seriously harm our business, financial condition and results of operations, which could cause our stock price to decline.

Furthermore, we operate within the semiconductor industry, which is cyclical and subject to rapid technological change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns such as the one we experienced during the 2000 and 2001 periods. In addition, the current general worldwide economic downturn may adversely impact the semiconductor industry or cause a downturn of the industry. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The downturn we experienced during the 2000 and 2001 periods was, and future downturns in the semiconductor industry may be, severe and prolonged. Also, the failure of the semiconductor industry to fully recover in any future downturns could seriously impact our revenue and harm our business, financial condition and results of operations, which could cause our stock price to decline.

which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Therefore, the worldwide economic downturn and specifically the volatility in the semiconductor industry could seriously impact our revenue and harm our business, financial condition and results of operations, which could cause our stock price to decline.

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. As an example, we recently introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. Our future growth is dependent on market acceptance and penetration of the XpandR-based products. Our inability to penetrate the market or lack of customer acceptance of these products may harm the business and potential growth.

We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customers’ customers-generally consumer electronics retailers. A decrease in the consumer electronics retailers’ demand, or a build up of their inventory, both of which are out of our control, may cause a cancellation change or deferral of purchase orders at short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. We place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or if our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

As a result of the Acquisition, we now maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2008, 266 of our 461 employees were located in Israel, including 174 out of 309 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Most of our sales are on an open credit basis. Because of current conditions in the global economy, our exposure to credit risks relating to sales on an open credit basis has increased. We expect demand for enhanced open credit terms, for example, longer payment terms, to continue and believe that such arrangements are a competitive factor in obtaining business. Although we monitor and attempt to mitigate credit risks, including through insurance coverage from time to time, there can be no assurance that our efforts will be effective. Moreover, even if we attempt to mitigate credit risks through insurance coverage, such coverage may not be sufficient to cover all of our losses and we would be subject to a deductible under any insurance coverage. Furthermore, as part of the acquisition of the CIPT Business, we increased our customer base with new customers in Europe and Asia who are less established and have less financial resources than our existing customers. As a result, our future credit risk exposure may increase. Although any losses to date relating to credit exposure of our customers have not been material, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Moreover, the loss of a customer due to its financial default also could harm our future business and potential growth.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the acquisition of the CIPT Business from NXP, we currently have operations in Germany, Switzerland, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 93% of our total revenues for the first nine months of 2008. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and

Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In addition, we are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our operating results and financial condition. Our U.S. Federal income tax returns for 2003 and 2004 have been selected for audit by the Internal Revenue Service and we are appealing the Internal Revenue Service’s initial determination. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements. Specifically, we may receive assessments related to the audits and/or reviews of our U.S. income tax returns that exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessments, our business, financial condition or results of operations could be adversely affected. Further, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

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

The table below sets forth the information with respect to repurchases of our common stock pursuant to our Rule 10b5-1 compliant share repurchase program during the three months ended September 30, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2008 to July 31, 2008)	630,524	$6.943	630,524	1,194,377
Month #2 (August 1, 2008 to August 31, 2008)	5,000	$7.03	5,000	1,189,377
Month #3 (September 1, 2008 to September 30, 2008)	114,043	$6.988	114,043	1,075,334
TOTAL	749,567	$6.951	749,567	1,075,334	(2)

(1)	In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million shares, 2.5 million shares and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million shares. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of the 5.1 million shares of our common stock authorized for repurchase, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

(2)	The number represents the number of shares of our common stock that remain available for the repurchase pursuant to our board’s authorizations as of September 30, 2008. Additional repurchases occurred after the second quarter of 2008 and as of the date of this quarterly report, 255,488 share of our common stock remains available for repurchase.

ITEM 6.	EXHIBITS.

Exhibit 3.3	Amended and Restated Bylaws, effective as of October 30, 2008 (incorporated herein by reference to Exhibit 99.2 filed with DSP Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2008).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 10, 2008	By:	/s/ Dror Levy
Dror Levy, Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)