Form 10-K
period 2008-12-31
DSP GROUP INC /DE/
filed 2009-03-13
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2008 as reported on the NASDAQ Global Select Market, was approximately $104,306,132. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2009, the Registrant had outstanding 26,920,351 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2008 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

i

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that our DECT, 2.4GHz and, to a lesser extent, 5.8GHz, products will continue to generate a significant portion of our revenue for 2009;

•	Our belief that products for home communication, including Wi-Fi application products, will start to contribute to our revenues in 2009 and beyond;

•

Our belief that we are prepared to meet the exciting challenges of the dynamic and evolving market for short-range multimedia communication and home wireless networking by our ability to integrate voice, data and video technologies;

•	Our belief that the XpandR™ product family will present unique opportunities for us to expand the domain of applications and add new customers served by our products;

•

Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future and that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues;

•

Our belief that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during 2009 with a sharper decrease in sales of our 5.8GHz products;

•	Our belief that the shift to DECT 6.0 products in the U.S. market will continue at a fast pace during 2009;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz product, for 2009 and the long term;

•	Our belief that the market will remain price sensitive in 2009 and that price erosion will continue;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our belief that relations with our employees are good;

•	Our belief that research and development costs will decrease in 2009; and

•	Our belief that our available cash and cash equivalents at December 31, 2008 should be sufficient to finance our operations for both the short and long term.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.	BUSINESS.

Introduction

DSP Group, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications at home. Delivering system solutions that combine semiconductors and software with reference designs, DSP Group enables world-leading consumer electronics (CE) manufacturers to cost-effectively develop innovative revenue-generating applications with fast time to market.

At the forefront of wireless semiconductor development and operational excellence for over two decades, DSP Group provides a broad portfolio of chipsets integrating Digital Enhanced Cordless Telecommunications (DECT), Wi-Fi, Public Switched Telephone Network (PSTN) and Voice over Internet Protocol (VoIP)/Communications over Internet Protocol (CoIP) technologies with state-of-the-art application processors. Enabling converged voice, audio, video and data connectivity across diverse consumer products—from cordless and VoIP phones to home gateways and infotainment centers—DSP Group closely partners with CE manufacturers to shape the future of residential converged communications.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994. In November 2002, we transferred the assets and liabilities of our DSP cores licensing business to one of our then wholly-owned subsidiaries and immediately after the separation, the subsidiary affected a combination with Parthus Technologies plc to form CEVA, Inc. (NASDAQ: CEVA).

In September 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), then a part of NXP’s Mobile and Personal Business Unit. The CIPT Business targets applications for the cordless and VoIP residential telephony market, mainly European DECT.

Industry Environment and Our Business

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks, such as copper, wireless transmission over radio frequencies (RF), DSL and cable lines. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including cordless phones, cellular phones, personal computers, PDAs, and digital cable and satellite set-top boxes. Moreover, the desire to leverage existing telecommunications infrastructure, compounded by the increased use of new data-intensive computing, communication and video applications, are driving the convergence of voice, data and video.

Our focus on the design of highly-integrated, mixed-signal devices that combine complex RF and analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our integrated circuit (IC) products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless applications, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for original design manufacturers (ODMs) to design and market their own end products with maximum differentiation.

In response to the growing trend towards wireless residential connectivity in the past few years, we developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed various technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), gallium arsenide (GaAs) technology, and Silicon Germanium (SiGe) Radio Frequency (RF) chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and

Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0, Bluetooth (2.4GHz) and Wi-Fi (802.11, 2.4GHz/5GHz). With the acquisition of the CIPT Business in 2007, we added both BiCMOS and deep sub-micron CMOS technologies to our portfolio of technologies.

Product Development

Since 1989, when we introduced the first Integrated Digital Telephony (IDT) speech processor, DSP Group has continued to bring innovative products to the market. In 2001, we introduced the 900MHz narrow-band cordless chipset into mass market. During the same year, we also developed an integrated CMOS RF device which combines a communications modem and RF device into an integrated phone-on-a-chip solution. This device was an important step in our development efforts to integrate telephony features.

In 2002, we introduced a complete chipset for a 2.4GHz single handset solution and an advanced Enhanced Digital Cordless Telephone (EDCT) 2.4GHz multi-handset solution with walkie-talkie and in-room baby monitor capabilities, thereby supporting the transition of the U.S. market from 900MHz to 2.4GHz technology. For the 5.8GHz market, we also developed the first generation up-converter solution and are in the process of developing a complete IC device solution to replace the discrete 5.8GHz converter currently used in the market. During 2006, we introduced to the market our RF technology in the 5.8GHz radio chip, which enables improved sensitivity.

During the second quarter of 2003, we moved into the multimedia communications market by acquiring the assets of Teleman Multimedia Inc., a U.S. corporation. Teleman developed an advanced silicon platform for video compression and decompression designed to interface with image sensors and panel displays. During October 2004, we acquired substantially all of the assets of Bermai Inc., a U.S. corporation. Bermai developed an advanced Wi-Fi technology which is optimized for quality of service (QoS) for video streaming applications. The incorporation of this acquired Wi-Fi technology into our existing technology enabled us to develop low power, cost optimized solutions for residential voice, video and data communication over broadband. During 2007, we continued the Wi-Fi product development and demonstrated audio, picture and video streaming over Wi-Fi from a home server, Internet radio, web-browser and other Wi-Fi-based applications.

In 2004, we completed the development of our chipset for the DECT market. This product line included the DE56000 baseband processor family, CMOS RF transceiver and SiGe power amplifier. The DE56000 chipset family also entered into mass production during the fourth quarter of 2004 for incorporation into products developed for the U.S. 2.4GHz and 5.8GHz markets. We also have used our RF technology for the 5.8GHz radio chip to introduce a DECT solution covering 1.7-1.9GHz bands with superior channel capacity for voice and data. During 2006 and 2007, we started shipments of four DECT 6.0 products to the U.S. market. Also during 2007, we started production of a RF transceiver, which in addition to providing outstanding performance characteristics, allows simultaneous support of up to 12 handset links and supports emerging next generation DECT standard—CAT-IQ—which is aimed at the global DECT market.

We also announced in 2004 the development of an Internet Protocol (IP) cordless phone that enables connectivity to a broadband line feeding VoIP with cordless phone capabilities. In addition, we have started the development of a new feature that is anticipated to enable connectivity of cellular phones to residential fixed-line phones.

During 2005, we developed a motion JPEG cordless application for slow motion monitoring applications, such as door phones, security and baby monitoring, as well as USB dongle connectivity to a variety of PC instant messaging applications, such as Skype, MSN and GoogleTalk. All these applications, together with cellular connectivity, were incorporated into end products of our customers that entered into the market in 2006.

During 2007, we acquired the CIPT Business, strengthening our research and development capabilities with development sites in Europe and India. This business line had developed cordless and VoIP products using

ARM7™ and ARM9™ processors and BiCMOS radio frequency technology. During 2007 and 2008, the CIPT Business focused its development efforts on the ARM9™-based products, including VegaONE, a single chip cordless system solution containing the ARM9™ processor, a programmable burst mode controller, power management, audio codecs, RF transceiver and power amplifier; and VegaFireBird, a powerful dual core processor suitable for VoIP-base stations and high-end terminals containing an ARM9™ processor and a REAL™ DSP core alongside a programmable burst mode controller.

During 2008, we introduced a new generation of 1.9GHz cordless RF devices, integrating the power amplifier into the transceiver, thereby substantially reducing the cost of production for our customers by reducing the bill-of-materials cost for the devices.

Also during 2008, we implemented several actions, primarily targeting the overlap between the two cordless product lines within the company following the acquisition of the CIPT Business, to reduce research and development expenses within the company. The activities included discontinuing BiCMOS RF product development to concentrate on CMOS for cordless product lines and consolidating our system and baseband IC activities into fewer development sites within the company.

Furthermore, in 2008, we launched the first generation of our XpandR™ family of multimedia chipset solutions, a system-on-a-chip (SoC) solution supporting both Wi-Fi and DECT. The XpandR family of products integrates much of the company’s technology from cordless applications and technologies that we acquired and developed further in-house such as the processing capability from Teleman and the Wi-Fi technology from Bermai. Concurrent with the introduction of this first generation of XpandR products to the market, we are developing a second generation of XpandR products, a chipset that will significantly reduce the cost of production for our customers by reducing the bill-of-materials cost for the target multimedia devices and enabling higher end applications at an optimized cost.

We expect that all of the above referenced products will continue to contribute a significant share of our business in 2009. We further anticipate that new products and categories of products for home communication, including Wi-Fi application products, will start contributing to our revenues in 2009 and beyond.

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

The acquisition of the CIPT Business significantly enhanced our product portfolio, especially in the cordless telephony and VoIP areas (the Vega family), as described below.

Products Targeted for Digital Cordless Telephony

To capitalize on the conversion of analog telephony to digital cordless telephony, we developed a narrow-band chipset family and EDCT chipset family. Both chipsets integrate the TeakLiteDSPcore® into the baseband chip, thereby enabling the software implementation of the voice coder and providing a platform offering a wide range of solutions. Software and hardware compatibility for products incorporating these chipsets range from a basic cordless phone with Caller ID to a fully featured solution that includes the integration of CID type I & II, multi-party hands-free True Full Duplex Speakerphone®, digital telephone answering machine, talking caller ID function, motion JPEG video monitoring function, USB dongle connectivity to PC instant messaging applications and cellular connectivity, as well as dual line support.

With the acquisition of the CIPT Business, we added additional products to our digital cordless telephony portfolio such as the Vega family of products. These products are based on the ARM™ processor and contain a programmable burst mode controller which can be used in DECT, DECT6.0, EDCT and 5.8GHz solutions with the corresponding RF transceiver devices. A key part of this offering is the ability to offer development and ramp-up versions of the chip using flash memory, thereby shortening development throughput and time-to-market for our customers.

EDCT Chipset Family—chipsets for 2.4GHz FHSS cordless telephones for the ISM band. The EDCT chipset provides a two-chip solution: the baseband controller (D36000, DE56000 or Vega family of products) and RF transceivers (one for D36000 and DE56000 family of products and another for Vega family of products) with integrated power amplifier. For 5.8GHz applications, we provide true 5.8GHz RF transceiver and integrated GaAs Front-End ICs. For the Vega family of products and 5.8GHz applications, we provide an additional converter. The system supports up to four handset links to the base station simultaneously, practically unlimited number of registered handsets, walkie-talkie mode and a full range of voice enhancing features.

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

The Vega family of products enhances our customer base by adding major telecom brands to our existing customer base in Europe and Asia. These products include the ARM7™-based Vega-XS, Vega-Lite and Vega-Bluebird families of products that target low and mid-tier PSTN and CoIP base stations/high-end terminals and a new generation of ARM9™-based products described earlier.

Products Targeted for Multimedia Access

To capitalize on the increasing convergence of voice, data and video, in 2003 and 2004, we developed a video processor chip for use with our Bluetooth chipset or on a stand-alone basis.

XpandR Chipset Family—in 2007, we demonstrated the first member of the XpandR product family—the DW52 chip—which integrates Wi-Fi and DECT into a single chip. The XpandR family opens vast opportunities for a new generation of multimedia applications, such as location-free base, digital picture frames, Internet radio, high quality multimedia players (e.g. MP3) and Internet browsing products. We believe these products will present unique opportunities for us to expand the domain of applications and add new customers served by our products. During 2008, we started development of a second generation of XpandR products that will enable higher-end applications at an optimize cost.

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

Products Targeted at the VoIP Market

In 2004, we decided to stop developing products targeted at the VoIP gateway market and announced that we were developing an IP cordless phone that was anticipated to enable connectivity to a broadband line feeding VoIP with cordless phone capabilities.

We continue to sell our current line of VoIP speech co-processors, including VoIP, which are DSP core-based, highly-integrated speech processors targeted at the low to medium density Integrated Access Device (IAD), residential gateway and VoIP telephony markets. These devices integrate all necessary DSP functionality with built-in analog front-end and support one to four channels of VoIP and FAX over IP for use in conjunction with other microprocessors to transmit VoIP-based public and private networks, including the Internet, local area networks (LANs), frame relay networks, DSL links, cable networks, other data networks and combined data/voice networks. “Voice-over-IP” refers to the transmission of voice signals over networks using the Internet protocol, which involves dividing the signals into numerous small data packets that are individually transmitted over a network and re-assembled in the correct order at their destination. This technology can also be used to implement the speech component of video conferencing applications.

In 2005, we developed an integrated CoIP telephony system that supports both PSTN line and broadband for the emerging VoIP residential market, supporting Session Initiation Protocol (SIP) together with advanced TR-069 protocol, thereby enabling telecommunication operators’ remote control and remote upgrade of VoIP products.

As discussed above, the Vega family of products, which also is targeted at the VoIP market, enhances our customer base by adding major telecom brands to our customer base in Europe and Asia.

In 2008, we continued to sell products for the CoIP market while developing a new platform based on ARM9™, the Firebird and VegaONE products to the advanced IAD market.

Products Targeted for the Digital Voice Recorder and Multimedia Market

We developed a DVR that integrates the TeakLiteDSPCore® to enable many different speech compression rates at the highest possible quality. During 2005, we developed and released an integrated DVR with MP3 playback and USB dongle connectivity for voice recording application for personal and business use. We continued to ship our DVR products to major brand name manufacturers in Japan and Korea in 2008.

Customers

We sell our products primarily through distributors and directly to original equipment manufacturers (OEMs) and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. In 2008, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our customer list now includes additional major brand names and direct OEMs and ODMs worldwide. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, Alcotel, Audioline, AT&T, Aztech, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Deutsche Telekom, Doro, Founder, France Telecom, Freebox, Global China Technologies, Giant Electronics, Gaoxinqi, GE, Hagenuk, LG Electronics, Matsushita, Motorola, NEC, NTT, OpenPeak, Panasonic, Philips, Pioneer, Plantronics, Sagem, Samsung, Sanyo, SGW, Sharp, Siemens (Gigaset), Sony, Swisscom, Telecom Italia, Telefonica, Telstra, Thomson, Topcom, Uniden, Urmet, Verizon, VTech, WNC and Yamaha.

International Sales and Operations

Export sales accounted for 92% of our total revenues for 2008, 98% for 2007 and 100% for 2006. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 13 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2008, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

Moreover, a portion of our expenses in Israel is paid in Israeli currency (New Israeli Shekel (NIS)), which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

In addition, due to the acquisition of the CIPT Business, a portion of our expenses in Europe is paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and the Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries and lease and operational payments on our European facilities. As a result, an increase in the value of the Euro and Swiss Franc in comparison to the U.S. dollar also could increase the cost of our technology development, research and development expenses and general and administrative expenses.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong; Zurich, Switzerland; Nierenberg, Germany; San Jose, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors. A significant portion of our worldwide sales is derived from sales through our Japanese distributor, Tomen Electronics. Revenues derived from sales through Tomen Electronics comprised 25% of our total revenues in 2008, 37% in 2007 and 66% in 2006. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 23% and 39% of our revenue in 2008, 2007 and 2006, respectively. Sales through Tomen Electronics or directly to Uniden represented 13% of our total revenues for both 2008 and 2007 and 14% of our total revenues for 2006. Sales to Hong Kong-based VTech represented 21% of our total revenues for 2008, 10% for 2007 and 0% in 2006. Sales to Hong Kong-based CCT Telecom represented 9%, 12% and 17% of our total revenues for 2008, 2007 and 2006, respectively. Sales to Hong Kong-based SunCorp represented 4%, 9% and 11% of our total revenues for 2008, 2007 and 2006, respectively. Moreover, our distributors are not subject to minimum purchase requirements and can cease marketing our products at any time. The loss of one or more distributors or their failure to renew agreements with us upon expiration, especially Tomen Electronics, could harm our business, financial condition and results of operations. In addition, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products, as well as the loss of other significant customers, could also materially harm our sales and results of operations.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. However, this general quarterly fluctuation may be impacted by the current global economic downturn. Specifically, the economic downturn may decrease demand for consumer electronics products, of which our chipsets are incorporated, for Christmas 2009, and therefore we can provide no assurance that the third quarter of 2009 will be the strongest quarter for revenues.

Manufacturing and Design Methodology

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products at agreed upon prices for up to seven years following the closing of the Acquisition. The services are provided on a purchase order basis. The agreement also sets forth specified capacity guarantees by NXP, logistics for our provision of production schedules, our purchase obligations, penalties for late/non delivery by NXP and various technical specifications for the manufacturing services. In order to meet the agreement obligations, NXP uses its internal fabrication and back-end production facilities, as well as third parties. We currently buy finished goods from NXP under the manufacturing agreement. In order to enable NXP to provide such service, we provide binding capacity commitments to NXP based on a periodic rolling forecast. Unforeseen difficulties with NXP’s manufacturing of the CIPT Business products could materially harm our business, financial condition and results of operations.

Other than the products for the CIPT Business for which we have an arrangement with NXP, we contract certain of our product fabrication services for speech and telephony processors and RF devices mainly from TSMC, TriQuint and IBM. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our digital speech processors, cordless devices and other products for the consumer telephony and computer telephony markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Moreover, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

Other than the products for the CIPT Business for which we have an arrangement with NXP, we use independent subcontractors, located in Asia, to assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test our products at ASE, KYEC, Giga and TSMC and subcontract ASE and SPIL for dies packaging. We entered into an agreement with ASE in 2006 pursuant to which we purchased $3.5 million of equipment to be located at ASE’s facilities to support our capacity needs. In consideration for this capital expenditure, ASE agreed to provide us with testing and assembly services at a discount to market price through 2009.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Infineon and SiTel (formerly the DECT division of National Semiconductor). Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. Moreover, price competition has intensified due to the lack of new model launches and the anticipation of new products in the market, and we expect the market to be more price sensitive in 2009 due to the overall weak global economic environment. We were able to partially offset price reductions which occurred during 2008 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

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

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes from mobile telephony, including emerging dual-mode mobile Wi-Fi phones, and other innovative applications, such as Skype. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2008, we had a staff of 271 research and development personnel, of which 168 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $73.9 million in 2008, $58.5 million in 2007 and $47.5 million in 2006 on research and development activities.

As noted above, due to various new developments in the home residential market, including the rapid deployment of new communication access methods and the rise of alternative technologies in lieu of fixed-line telephony, we will be required to expand our current product lines and develop products and services targeted at a wider multimedia market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

As of December 31, 2008, we have been granted a total of over 150 patents, including 76 United States patents, 1 Canadian patent, 6 Israeli patents, 2 Japanese patents, 6 German, French and Great Britain patents, 2 Italian patents and 1 Taiwanese patent. We have a total of over 100 pending patents, including 45 patents pending in the United States, 21 patents pending in Europe (PCT), 18 patents pending in Japan and 6 patents pending in Korea.

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

Backlog

At December 31, 2008, our backlog was approximately $35.1 million compared to approximately $75.8 million and $57.9 million at December 31, 2007 and 2006, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2008, we had 446 employees, including 271 in research and development, 75 in marketing and sales and 100 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 25% of our total revenues in 2008,

37% in 2007 and 66% in 2006. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 23% and 39% of our revenues in 2008, 2007 and 2006, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers—Panasonic, Uniden, CCT Telecom and VTech accounted for approximately 56% of our total revenues in 2008, 58% in 2007 and 70% in 2006. In addition to Panasonic mentioned above, sales to Uniden, represented 13% of total revenues for both 2008 and 2007 and 14% for 2006. Sales to CCT Telecom represented 9%, 12% and 17% of total revenues for 2008, 2007 and 2006, respectively. Sales to VTech represented 21%, 10% and 0% of total revenues for 2008, 2007 and 2006, respectively. Sales to SunCorp represented 4%, 9% and 11% of total revenues for 2008, 2007 and 2006, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are OEMs and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the current global economic downturn may further prolong an OEM customer’s decision-making process and design cycle.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for 2008. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 89% of our total revenues for 2008, 86% for 2007 and 81% for 2006. Revenues from our DECT products represented 70% and 38% of our total revenues for 2008 and 2007, respectively. Revenues from our 5.8GHz and 2.4GHz products represented 6% and 13%, respectively, of our total revenues for 2008 and 24% and 19%, respectively, of total revenues for 2007. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease in 2009 with a sharper decrease in sales of our 5.8GHz products.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT and CoIP products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements;

•	entry into new markets, including China, Korea and South America;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including the current severe economic downturn in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, this general quarterly fluctuation may be impacted by the current global economic downturn. Specifically, the economic downturn may decrease demand for consumer electronics products, of which our chipsets are incorporated, for Christmas 2009, and therefore we can provide no assurance that the third quarter of 2009 will be the strongest quarter for revenues.

We currently believe that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs.

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for 2008 was 37.3%, as compared to 40.5% and 41% in 2007 and 2006, respectively. We currently believe that our gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically. In addition to the continued decline in the average selling prices of our products, our gross profit may further decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margins also are affected by the product mix. For example, our gross margin decreased in 2008 due to the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margin. We believe that U.S. sales of our 5.8GHz products will continue to decrease in 2009. We also anticipate that the shift to DECT 6.0 products in the U.S. market will continue at a fast pace in 2009.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 92% of our total revenues for 2008. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the Acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT and VoIP products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. In addition, NXP has announced the closing of its Fishkill, New York, manufacturing facilities which will result in the transfer of some of our products being manufactured at the Fishkill facility to NXP’s Nijmegen facility. We are in the process of working with NXP to re-qualify some of our products at the Nijmegen facility and establish other procedures for the transfer of manufacturing capabilities, including the building of sufficient inventory during the transition period, in order not to disrupt our product shipments and customer relationships. However, if the re-qualification of some of our products in the Nijmegen facility or the other procedures we are establishing for the transfer of manufacturing capabilities are not completed in a timely and satisfactory manner, we fail to build sufficient inventory during the transition period or NXP otherwise is not able to meet its obligations to us under the Manufacturing Services Collaboration Agreement, as amended, our product shipments may be disrupted, customer relationships may be harmed and our business could be materially adversely affected. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, including due to financial or operational hardships within NXP as a result of the current significant downturn within the semiconductors industry or otherwise, and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

Furthermore, NXP’s assembly and testing facility in the Philippines, where some of our products were assembled and tested by NXP pursuant to the manufacturing agreement, has been sold to STMicroelectronics. Our business also would be materially harmed if NXP cannot fulfill its assembly and testing services for the specified products as a result of the sale. There are inherent and unforeseen risks and delays associated with the transfer of assembly and testing capacities from one facility to another.

Our operating results may be adversely impacted by the worldwide economic downturn and its significant adverse impact on the semiconductor industry.

The current general worldwide economic downturn has resulted in slower economic activity, concerns about inflation and deflation, decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections. The current downturn has significantly impacted, and will continue to significantly impact, our revenues and harm our business, financial condition and results of operations, all of which could cause our stock price to further decline. Furthermore, during challenging economic times our customers may face various economic issues, including reduced demand for their products, longer product cycles and inability to gain timely access to sufficient credit, all of which could result in an impairment of their ability to make timely payments to us and could cause reduced spending on our products. As a result of the adverse financial conditions of our customers, we may be required to increase our allowance for doubtful accounts, our days sales outstanding may be negatively impacted, and our revenues and gross profit may decrease.

Furthermore, we operate within the semiconductor industry, which has been materially adversely affected by the current general worldwide economic downturn. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. The current downturn and future downturns in the semiconductor industry may be severe and prolonged.

We currently believe that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant decline in the semiconductor industry specifically.

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. As an example, we recently introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. Our future growth is dependent on market acceptance and penetration of the XpandR-based products, for which we can provide no assurances. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers—generally consumer electronics retailers. A decrease in the consumer electronics retailers’ demand or a build up of their inventory, both of which are out of our control, may cause a cancellation, change or deferral of purchase orders on at short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. We place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

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

We sell our products to a limited number of OEM customers through a network of distributors. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2008, 261 of our 446 employees were located in Israel, including 168 out of 271 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, such as the current conflict in the Gaza Strip between Israel and Hamas, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. Although Israel has entered into various agreements with certain

Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, hostilities between Israel and some of its Arab neighbors have recently escalated and intensified, such as the current conflict in the Gaza Strip between Israel and Hamas. We cannot predict whether or in what manner these conflicts will be resolved. Our results of operations may be negatively affected by the obligation of key personnel to perform military service. In addition, certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law, and as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (27% for 2008 and 26% for 2009) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2016. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements and have calculated our current tax provision for 2008 accordingly. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (27% for 2008 and 26% for 2009). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 92% of our total revenues for 2008. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Infineon and SiTel (formerly the DECT division of National Semiconductor). Our principal competitors in the VoIP market include Broadcom, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

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

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. This will require us to expend greater research and development resources, and may require us to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our products, this effort may not continue to be successful. Also, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition. In case our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

Our cash and cash equivalents and investment portfolio could be adversely affected by the current downturn in the financial and credit markets.

We invest our cash and cash equivalents in highly liquid investments with original maturities of generally three months or less at the time of purchase and maintain them with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to worsen.

Furthermore, we hold an investment portfolio consisting principally of corporate and U.S. government bonds. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity; however, we can provide no assurance that we will recover declines in the market value of our investments. We recorded a loss of $2,961,000 in our statements of operations for fiscal year 2008 relating to one of our marketable securities in our investment portfolio because our management determined that the decline in the fair value of the referenced security was other-than-temporary, notwithstanding our intent to hold such investment until recovery.

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

Our principal executive offices in the United States are located in San Jose, California, where we lease approximately 3,800 square feet under a lease that expires in April 2011. Portions of our operations are located in leased facilities in Rancho Cordova, California; Colorado Springs, Colorado; and Bloomington, Minnesota. These facilities are leased through 2011. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 58,136 square feet located in Herzelia Pituach, Israel. These facilities are leased through November 2013. The Company’s subsidiary in Tokyo, Japan has a lease that terminates in October 2010. The Company’s subsidiary in Scotland has lease agreements for its facilities that terminate in 2009. We currently anticipate that the Scottish leases will be extended upon termination. The Company’s subsidiaries in Germany, India and Switzerland, primarily housing the CIPT Business acquired from NXP, have sublease agreements with NXP for their facilities that terminate from 2009 through 2012. In addition, the Company’s subsidiary in Hong Kong entered into a lease agreement that is effective until 2010. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2008	High	Low
First Quarter	13.18	9.305
Second Quarter	14.16	6.67
Third Quarter	8.41	6.70
Fourth Quarter	8.07	4.64

Year Ended December 31, 2007	High	Low
First Quarter	22.34	18.89
Second Quarter	22.13	17.72
Third Quarter	20.97	15.83
Fourth Quarter	16.30	11.75

As of March 9, 2009, there were 26,920,351 shares of common stock outstanding, representing approximately 49 holders of record, which we believe represents approximately 3,275 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 1, 2009. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (October 1, 2008 to October 31, 2008)	819,846	6.21	819,846	255,488
Month #2 (November 1, 2008 to November 30, 2008)	—	—	—	255,488
Month #3 (December 1, 2008 to December 31, 2008)	—	—	—	255,488
TOTAL	819,846	6.21	819,846	255,488	(2)

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

(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of December 31, 2008.

On January 27, 2009, we entered into a Stock Repurchase Agreement with NXP pursuant to which we agreed to repurchase the 4,186,603 shares of our common stock issued to NXP in connection with the Acquisition (the “Shares”). The per share purchase price for the Shares was determined by the parties to be the average closing price per share of the common stock on the NASDAQ Global Market during the 20 business days commencing on February 5, 2009, less fifteen percent of such average. The closing of the repurchase occurred on March 12, 2009, at which time we repurchased the Shares for an aggregate consideration of approximately $20,028,000.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 1, 2009. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2003 and ends on December 31, 2008, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2003, and the reinvestment of any dividends.

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2008, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$305,800	$248,788	$216,948	$187,225	$157,511
Cost of revenues	191,811	148,075	128,559	101,074	80,368

Gross profit	113,989	100,713	88,389	86,151	77,143
Operating expenses
Research and development	73,856	58,488	47,525	40,290	32,147
General, administrative, sales and marketing	40,583	33,674	27,443	20,517	18,404
In process research and development write-off	—	10,350	—	—	2,682
Amortization of intangible assets	22,853	11,102	—	—	4,304
Impairment of goodwill and other intangible assets	181,534	—	—	—	—
Restructuring cost	1,870	—	—	—	—

Total operating expenses	320,696	113,614	74,968	60,807	57,537

Operating (loss) income	(206,707)	(12,901)	13,421	25,344	19,606
Financial and other income
Financial income, net	160	10,541	13,198	10,166	8,522
Capital gains from available-for-sale marketable securities	—	—	—	—	44,448

Income (loss) before taxes on income (loss)	(206,547)	(2,360)	26,619	35,510	72,576

Taxes on income (loss)	5,847	2,393	4,240	6,037	21,482

Net income (loss)	$(212,394)	$(4,753)	$22,379	$29,473	$51,094

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	28,387	29,495	29,343	28,435	27,959
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	28,387	29,495	30,049	29,843	29,092
Basic net earnings (loss) per share	$(7.48)	$(0.16)	$0.76	$1.04	$1.79
Diluted net earnings (loss) per share	$(7.48)	$(0.16)	$0.74	$0.99	$1.70
Balance Sheet Data:
Cash, cash equivalents, marketable securities and short term bank deposits	$121,501	$167,737	$348,882	$345,216	$330,995
Working capital	$92,359	$134,896	$169,760	$145,745	$106,463
Total assets	$249,254	$512,843	$413,988	$400,005	$366,961
Total stockholders’ equity	$178,627	$424,857	$366,749	$349,134	$315,490

	Year Ended December 31,
Fiscal Years by Quarter	2008				2007
Quarterly Data:	4th	3rd	2nd	1st	4th(1)	3rd(1)	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$71,551	$87,368	$74,152	$72,729	$85,198	$61,866	$52,436	$49,288
Gross profit	$28,201	$32,866	$25,969	$26,953	$35,558	$24,665	$21,203	$19,287
Net Income (loss)	$(194,401)	$(3,030)	$(7,355)	$(7,608)	$(1,585)	$(7,496)	$2,964	$1,364
Net earnings (loss) per share—Basic	$(7.23)	$(0.11)	$(0.26)	$(0.25)	$(0.05)	$(0.25)	$0.10	$0.05
Net earnings (loss) per share—Diluted	$(7.23)	$(0.11)	$(0.26)	$(0.25)	$(0.05)	$(0.25)	$0.10	$0.05

(1)	We acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) on September 4, 2007. Our revenues, expenses and cash flows are inclusive of the CIPT Business starting from the date of the acquisition and therefore are included in our financial results for the third and fourth quarters of 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

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

In September 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Such revenue milestones were not achieved and no cash payments were made to NXP. On March 12, 2009, we repurchased the shares of common stock issued to NXP in connection with the Acquisition for an aggregate consideration of approximately $20,028,000.

Our current primary focus is digital cordless telephony with sales of our in-house developed Cordless over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 89% of our total revenues for 2008. Our revenues were $305.8 million for 2008, an increase of 23% in comparison to 2007. This increase was mainly the result of increased sales of our DECT and CoIP products, mainly due to the Acquisition, which increase was partially offset by decreased sales of our 2.4GHz and 5.8GHz products. During 2008, we experienced a decrease in sales of 2.4GHz and 5.8GHz products in the U.S. market, our primary market, where the shift to DECT 6.0 products is occurring faster than anticipated. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease during 2009 with a sharper decrease in sales of our 5.8GHz products. We also anticipate that the shift to DECT 6.0 products in the U.S. market will continue at a fast pace during 2009.

Notwithstanding our successes to date, our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. To address pricing pressures, we may need to offer our products in the future at lower prices which may result in lower gross profits. Our gross margin decreased to a level of 37.3% of total revenues in 2008 from 40.5% in 2007, primarily due to the continued decline in the average selling prices of our products and the increased sales of DECT products with lower gross margin on account of 5.8GHz products with higher gross margin. The cordless telephony market is additionally undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive in 2009 and expect price erosion to continue. Moreover, various other factors, including increases in raw materials and commodity costs (including gold and oil) and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, all may decrease our gross profit in future periods. Furthermore, the current general worldwide economic downturn has resulted in a decrease in product demand, excess customer inventories, accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, reduced corporate profits and capital, liquidity concerns and general adverse business conditions. The recent worldwide economic downturn also has resulted in a significant downturn of the semiconductor industry, the industry in which we operate. Moreover, our semiconductor OEM customers incorporate our chipsets into consumer electronics products, the demand for which has significantly slowed due to the economic downturn and more specifically decreased consumer confidence. We currently anticipate that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

We had operating losses of $206.7 million for 2008, compared to $12.9 million for 2007. The increase in operating losses for 2008 was primarily attributable to (i) the impairment and amortization of intangible assets related to the Acquisition in the amount of $204.4 million for 2008, in comparison to $21.5 million for 2007, (ii) an increase in IP, tape-out and payroll expenses related to research and development, (iii) the decline in gross margins, (iv) the inclusion of the operating expenses of the CIPT Business for the full year in 2008, in comparison to the inclusion of the operating expenses of the CIPT Business since September 4, 2007 in 2007, and (v) restructuring expenses in the amount of $1.87 million for 2008 in comparison to no such expenses incurred for 2007. Operating expenses increased by 183% in 2008 compared to 2007, reaching a level of $320.7 million. The increase in operating expenses was mainly due to the same factors as noted above for the increase in operating losses, except for the gross margin factor. During 2008, we implemented an additional restructuring plan, subsequent to the initial restructuring plan undertaken following the Acquisition, to improve operating efficiency at our various operating sites and to reduce our operating expenses for 2009. We recognized an expense of $1.87 million during 2008 associated with the additional restructuring plan. Notwithstanding the increase in our operating expenses primarily due to the absorption of the operating expenses of the CIPT Business, there are no assurances that the proposed benefits of the Acquisition can be achieved or achieved at the levels currently anticipated, which could materially harm our business.

There are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market, our primary market, from sales of 2.4GHz and 5.8GHz products towards DECT products, a trend that is occurring faster than anticipated. The shift resulted in an overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margin than our 2.4GHz and 5.8GHz products. We also are witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We continue to expand our presence in the U.S. and European DECT markets to maintain our business. Revenues derived from the sale of DECT products represented 70% of our total revenues for 2008. In addition to DECT technologies, we are investing in developing CoIP technologies in-house. Our strategic focus is to launch next generation products to capitalize on the transition underway in the residential communications market with the move from wireless voice communication to voice communication over IP networks and ultimately the convergence of voice, video and data communication. As an initial step, we introduced products to facilitate the deployment of residential broadband services. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication that integrate voice, data and video with broadband offerings. To that end, we recently introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of December 31, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $68.9 million and marketable securities of approximately $52.5 million, totaling to $121.5 million. Our cash, investments and securities materially decreased in 2008 due to repurchases of our common stock during 2008 pursuant to our stock repurchase program.

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

Our significant accounting policies are discussed in Note 3, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

According to FIN 48, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Although management believes that its estimates and judgments about tax contingencies are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material. To the extent we prevail in matters for which reserve has been established, or are required to pay amounts in excess of the reserve, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.		FIN 48 was effective for us at the beginning of fiscal 2007.

Tax Valuation Allowance: The Company has a valuation allowance for deferred tax assets based on the determination that it is more likely than not that some of these assets will not be realized.	Our management inherently must make estimates to determine the ultimate realization of these assets. The estimate of our tax valuation allowance contains uncertainty because management must use judgment to estimate the expected results for tax purposes.	Although management believes that its estimates and judgments about expected results for tax purposes are reasonable, actual results could differ, and we may be required to record an additional valuation allowance for our deferred tax assets.

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

We review goodwill and other intangible assets for potential impairment annually in the second quarter of each fiscal year and when events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may be impaired, we may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for our intangible assets. We determined, based on the valuation conducted during the fourth quarter of fiscal 2008, that goodwill, trade name and trademark, acquired in the Acquisition, were impaired and that there was partial impairment of our other intangible assets, namely current technology and customer relations. The impairment was prompted primarily by the continued deterioration in market conditions in general and the decrease in our projected income for future periods.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

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

	A determination of the amount of reserve required, if any, for any contingencies and accruals is made after careful analysis of each individual issue. The required reserve may change due to future developments, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net losses.	If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

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

Equity-based compensation expense:

We account for equity-based compensation in accordance with SFAS No. 123(R), “Equity-Based Payment.” Under the fair value recognition provisions of this statement, equity-based compensation cost is measured on the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. We utilize the accelerated attribution method, rather than a straight-line method, for recognizing compensation expense. Under this method, over 50% of the compensation cost would be expensed in the first year of a four year vesting term. The accelerated method also adds a level of complexity in estimating forfeitures. If employees leave early in the life of an award, the forfeited amount is much greater under an accelerated method than under a straight-line method.

	Determining the fair value of equity-based awards on the grant date requires the exercise of judgment, including the amount of equity-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.	Although management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results could differ.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

Pension Liability:

We account for pension liability in accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and SFAS No. 87 “Employers’ Accounting for Pensions.”

	The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. The two critical assumptions used, which impact the net periodic pension cost (income) and the benefit obligations, are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high quality government bond, and the expected return on plan assets is based on current and expected asset allocations, historical trends and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.	Although management believes that their estimates and judgments about pension liability are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

Business Combination:

In September 2007, we acquired the assets and assumed the liabilities of the CIPT Business for approximately $270 million. The acquisition was accounted in accordance with business combination accounting. We have allocated the purchase price of the CIPT Business to tangible and acquisition-related intangible assets acquired and liabilities assumed, as well as to in-process research and development, based on their estimated fair values.

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

Marketable Securities:

We account for investments in debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. FASB Staff Position (“FSP”) No. 115-1/124-1, “The Meaning of

	Determining whether the decline in fair value is other-than-temporary requires our management’s judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to	Although management believes that their considerations and judgments about fair value and whether a loss associated with a marketable security is other-than-temporary, actual results could differ. Given current market conditions, management’s judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations and thereby cause other-

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”) provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurement of an impairment loss. If, after consideration of all available evidence to evaluate the realizable value of the investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized in earnings as realized losses equal to the difference between the investment’s cost and its fair value.	retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.	than-temporary losses. In addition, a subsequent decision by our management to no longer hold an investment until maturity or recovery may result in the recognition of an other-than-temporary impairment.

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). Collectively, the FSPs defer the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. As described in Note 3 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, we adopted SFAS No. 157 effective January 1, 2008 and the related FSPs effective October 10, 2008, except for those items specifically deferred under FSP 157-2. We do not expect this standard to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs are generally to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is to be capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis for those acquisitions being consummated beginning in the first quarter of fiscal year 2009. The impact of the adoption of SFAS No. 141(R) on our consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations we complete after the adoption of this statement.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for us beginning on January 1, 2009 on a prospective basis. We do not expect this standard to have a material impact on our consolidated results of operations or financial condition.

In April 2008, the FASB issued FSP No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated financial statement.

Results of Operations:

Total Revenues.    Our total revenues were $305.8 million in 2008, $248.8 million in 2007 and $216.9 million in 2006. Our revenues for 2008 and 2007 (as of September 4, 2007, the date of completion of the Acquisition) included the revenues of the CIPT Business. This represents an increase in revenues of 23% in 2008 as compared to 2007 and 15% increase in 2007 as compared to 2006. Both increases were primarily as a result of the inclusion of the revenue of the CIPT Business, which reflects a strong demand for our DECT products, partially offset by decreased sales of our 2.4GHz and 5.8GHz products. Sales of DECT products were $213.2 million, $95.7 and $38.5 million for the years ended 2008, 2007 and 2006, respectively, representing approximately 70%, 38% and 18% of our total revenues for 2008, 2007, and 2006, respectively. This represents an increase of 123% in absolute dollars in 2008 as compared 2007. The increase in sales of DECT products from 2007 to 2008 was mainly attributable to the consolidation of the results of the CIPT Business within our combined results beginning on September 4, 2007 and the shift in sales from 2.4GHz and 5.8GHz products to DECT 6.0 products in the U.S. market. Revenues from CoIP products were $1.7 million, $10.0 million and $2.9 million for the years ended in 2008, 2007 and 2006, respectively. Sales of CoIP products represented approximately 1%, 4% and 1% of our total revenues for 2008, 2007 and 2006, respectively. This represents a decrease of 83% in absolute dollars in 2008 as compared 2007. Sales of 5.8GHz products were $18.3 million, $60.5 million and $68.1 million for 2008, 2007 and 2006, respectively, representing approximately 6%, 24% and 31% of our total revenues for 2008, 2007 and 2006, respectively. This represents a decrease of 70% in absolute dollars in 2008 as compared 2007. Sales of 2.4GHz products were $38.5 million, $47.4 million and $66.7 million for 2008, 2007 and 2006, respectively, representing 13%, 19% and 31% of our total revenues for 2008, 2007 and 2006, respectively. This represents a decrease of 19% in absolute dollars in 2008 as compared 2007. The decrease in percentage of revenues and absolute dollars for the comparable periods relating to our 5.8GHz and 2.4GHz products was mainly attributable to the shift in sales of those products to DECT 6.0 products in the U.S. market.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$23,579	$6,132	$789
Japan	108,471	122,832	144,821
Europe	31,724	18,657	1,035
Hong Kong	120,175	89,748	59,854
Other	21,851	11,419	10,449

Total revenues	$305,800	$248,788	$216,948

Sales to our customers in Hong Kong increased in 2008 as compared to 2007, representing a 34% increase in absolute dollars, primarily as a result of the revenues from the CIPT Business being included for the full year in our total revenues for 2008, as compared to such revenues included in our total revenues since September 4, 2007 for 2007. The decrease in sales to Japan resulted mainly from the decrease in sales to Panasonic in 2008 as compared to 2007, representing a 29% decrease in absolute dollars and decrease in sales to the Japanese domestic market of 10% in absolute dollars. The increase in sales to Europe and the United States resulted mainly from the inclusion of the CIPT Business in the combined results since September 4, 2007. We anticipate that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products, mainly to customers of the CIPT Business, which are sold to original design manufacturers (ODMs) that are mainly located in Hong Kong.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. This trend can be generally observed from reviewing our quarterly information and results of operations. The magnitude of this trend varies annually. Also, this general quarterly fluctuation may be impacted by the current global economic slowdown. Specifically, the economic slowdown may decrease demand for consumer electronics products, of which our chipsets are incorporated, for Christmas 2009, and therefore we can provide no assurance that the third quarter of 2009 will be the strongest quarter for revenues.

We currently anticipate that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

Significant Customers.    Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 25% of our total revenues in 2008 as compared to 37% in 2007 and 66% in 2006. The sales decrease for the comparable periods was primarily due to a decrease in sales to Panasonic and the Japanese domestic market. In addition, due to the increase in revenues for 2008 (mainly as a result of the inclusion of the revenues of the CIPT Business), the percentage of revenues attributable to Tomen of our total revenues decreased.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 23% and 39% of total revenues in 2008, 2007 and 2006, respectively. Sales through Tomen Electronics or directly to Uniden represented 13% for both years 2008 and 2007 and 14% of total revenues for 2006. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to CCT Telecom represented 9%, 12% and 17% of total revenues for 2008, 2007 and 2006, respectively. Sales to SunCorp represented 4%, 9% and 11% of total revenues for 2008, 2007 and 2006, respectively. Sales to VTech represented 21%, 10% and 0% of total revenues for 2008, 2007 and 2006, respectively.

Significant Products.    Revenues from our DECT products represented 70%, 38% and 18% of our total revenues for 2008, 2007 and 2006, respectively. Revenues from our CoIP products represented 1%, 4% and 1% of our total revenues for 2008, 2007 and 2006, respectively. Revenues from our 5.8GHz and 2.4GHz products represented 6% and 13%, respectively, of total revenues for 2008, 24% and 19%, respectively, of total revenues for 2008 and 2007 and both represented 31% of total revenues for 2006. We believe that sales of DECT, 2.4GHz products and, to a lesser extent, 5.8GHz products will continue to represent a substantial percentage of our revenues for 2009. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in 2009 with a sharper decrease in sales of our 5.8GHz products. We believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz products, for 2009 and the long term.

Gross Profit.    Gross profit as a percentage of revenues was 37.3% in 2008, 40.5% in 2007 and 41% in 2006. The decrease in our gross profit was primarily due to the continuing decline in the average selling prices of our products and the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margin. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes, increases in raw materials such as gold and oil and silicon wafer costs and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us to offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Operating Expenses

Research and Development Expenses.    Research and development expenses increased to $73.9 million in 2008 from $58.5 million in 2007. Research and development expenses increased to $58.8 million in 2007 from $47.5 million in 2006. The increase in research and development expenses in 2008 as compared with 2007 was mainly attributed to (i) an increase in research and development expenses for 2008 in comparison to 2007, as a result of the inclusion of the expenses of the CIPT Business in the combined results for all of 2008, as compared to the inclusion of such expenses since September 4, 2007 for 2007; (ii) an increase in IP and tape-out expenses; (iii) an increase in labor expenses related to research and development due to the increase in the number of employees, as well as increases in salary, and (iv) the devaluation of the U.S. dollar against the Israeli currency (NIS) for 2008, as compared to 2007, that increased our salaries and other expenses, such as rent denominated in NIS, for our Israeli facilities. Equity-based compensation expenses amounted to $7.2 and $7.1 million for 2008 and 2007, respectively. The above-referenced increases were partially offset by a decrease in other project-related expenses in 2008 as compared to 2007. The increase in research and development expenses in 2007 as compared with 2006 was mainly attributed to (i) an increase in research and development expenses as a result of the inclusion of the expenses of the CIPT Business since September 4, 2007, (ii) an increase in expenses related to equity-based compensation resulting from the adoption of SFAS 123(R) during 2007, and (iii) an increase in salary and labor expenses for 2007 as compared with 2006. Equity-based compensation expenses amounted to $7.1 and 6.4 million for 2007 and 2006, respectively. The above-referenced increases were partially offset by a decrease in other project-related expenses in 2007 as compared to 2006.

Our research and development expenses as a percentage of total revenues were 24% in both 2008 and 2007 and 22% in 2006. The increase in research and development expenses as a percentage of total revenues in 2008 and 2007 as compared to 2006 was due to the increase in absolute dollars of research and development expenses.

As we implemented two restructuring plans following the Acquisition to improve operational efficiency at our various sites and to reduce our operating expenses in 2009—our research and development expenses in absolute dollars are expected to decrease in 2009.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $22.7 million in 2008, $19.1 million in 2007 and $16.3 million in 2006. The increase in sales and marketing expenses between 2007 and 2008 was mainly a result of the inclusion of the expenses of the CIPT Business in the combined results for all of 2008, as compared to the inclusion of such expenses since September 4, 2007 for 2007. The increase in our sales and marketing expenses was partially offset by a decrease in sales commission due to a lower level of revenues subject to commissions and a decrease in the average commission. The increase between 2006 and 2007 in sales and marketing expenses was mainly the result of the inclusion of the expenses of the CIPT Business since September 4, 2007. The increase in 2007 also was attributable to higher levels of salary and labor expenses, mainly due to a greater number of sales and marketing employees and contractors. The increase also was a result of expenses related to equity-based compensation expenses resulting from the adoption of SFAS 123(R). Equity-based compensation expenses amounted to $1.6 million in 2007 and $1.3 million in 2006. The increase in our sales and marketing expenses for 2007 was partially offset by a decrease in sales commissions due to a lower level of revenues subject to commissions for 2007 and a decrease in the average commission.

Our sales and marketing expenses as a percentage of total revenues were 7% in 2008 and 8% in both 2007 and 2006.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $17.9 million in 2008, $14.6 million in 2007 and $11.1 million in 2006. The increase in general and administrative expenses for 2008 was mainly a result of the inclusion of the expenses of the CIPT Business in the combined results for all of 2008, as compared to such expenses included since September 4, 2007 for 2007. One additional factor that increased general and administrative expenses was higher professional fees for 2008, as compared to the same periods in 2007. The increase in general and administrative expenses for 2008 was partially offset by a decrease related to equity-based compensation expense. Equity-based compensation expense amounted to $4.1 million and $4.6 million for 2008 and 2007, respectively. The increase between 2006 and 2007 in general and administrative expenses was mainly the result of the inclusion of the expenses of the CIPT Business since September 4, 2007. The increase also was attributable to an increase in equity-based compensation expenses resulting from the adoption of SFAS 123(R) that amounted to $4.6 and $4.0 million for the years 2007 and 2006, respectively. Additional factors that increased general and administrative expenses were higher accounting, legal and travel expenses for 2007, as compared to 2006.

General and administrative expenses as a percentage of total revenues were 6% in both 2008 and 2007 and 5% in 2006.

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

Amortization of Intangible Assets.    During 2008 and 2007, we recorded an expense item in the amount of approximately $22.8 million and $11.1 million, respectively, related to the amortization of intangible assets associated with the Acquisition. We have only one group of assets and one reporting unit. The increase mainly resulted from the inclusion of the CIPT Business for 2008, in comparison to such inclusion since September 4, 2007 for 2007.

Impairment of Goodwill and Other Intangible Assets.    In the fourth quarter of fiscal 2008, we performed an additional impairment test due to indicators that occurred subsequent to our second quarter 2008 annual impairment test. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. We determined, based on the valuation conducted during the fourth quarter of fiscal 2008, that goodwill, trade name and trademark, acquired in the Acquisition, were impaired and that there was partial impairment of our other intangible assets, namely current technology and customer relations. The impairment was prompted primarily by the continued deterioration in market conditions in general and the decrease in our projected income for future periods. As a result, we recorded an expense item in the amount of approximately $181.5 million related to the impairment of goodwill and other intangible assets. $142.4 million of impairment was allocated to goodwill and $39.1 million was allocated to other intangible assets.

Restructuring Costs and Other.    During the third quarter of 2008, the Company initiated an additional restructuring plan, subsequent to our initial restructuring plan following the Acquisition, to improve operating efficiency at our various operating sites and to reduce our operating expenses for 2009. The restructuring plan is expected to be completed by September 30, 2009. As a significant majority of the restructuring associated with the additional restructuring plan occurred during the third quarter of 2008, we recognized an expense in the amount of $1.87 million, mainly for employee contract termination costs. This expense amount is net of $0.54 million of gain resulting from adjustments made to our employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan (For additional details, See Note 9 to Notes for Condensed Consolidated Financial Statement for December 31, 2008). As of December 31, 2008, payments aggregating approximately $1.6 million were made in connection with the additional restructuring plan. The total liability balance for the additional restructuring plan is approximately $0.9 million.

Financial Income, Net.    Financial income, net, was $0.2 million in 2008 and $10.5 million in 2007 and $13.2 million in 2006. The decrease in 2008 compared to 2007 was due to the payment of approximately $200 million in cash on September 4, 2007 as partial consideration for the Acquisition, which resulted in less investment balance held during 2008. Additional factors for the decreased financial income for 2008, as compared to 2007, were (i) lower interest rates, (ii) the repurchase of 4.8 million shares of our common stock for approximately $49.0 million in cash during 2008, (iii) the devaluation of the Euro against the U.S. dollar, which resulted in expenses associated with exchange rates differences, and (iv) the decline in the fair market value of one of our marketable securities which resulted as of December 31, 2008, in an impairment loss in the amount of approximately $3.0 million.

Our total cash, cash equivalents, deposits and marketable securities were $121.5 million as of December 31, 2008 and $167.8 million as of December 31, 2007 and $348.9 million as of December 31, 2006.

Provision for Income Taxes.    Our tax provision for 2008, 2007 and 2006 was $5.8 million, $2.4 million and $4.2 million, respectively. The increase in provision for income taxes even though there was a decrease in income before taxes was mainly the result of deferred tax valuation allowance recorded due to a change in the estimation for taxable income in future years.

In 2008, 2007 and 2006, we benefited for tax purposes from foreign tax holiday and tax-exempt income in Israel. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans, and “Beneficiary Enterprise” status by the Israeli government with respect to one other investment plans. Both Approved and Beneficiary Enterprise status allow our Israeli subsidiary to enjoy a tax holiday for a period of two to four years and a reduced corporate tax rate of 10%-25% for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2016.

In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, including the amortization period for tax purposes of goodwill and other intangible assets acquired in the Acquisition. The Swiss tax ruling process was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and a tax amortization period of 5 to 10 years for the goodwill and other intangible assets acquired in the Acquisition.

Currently, our U.S. federal income tax returns for 2003 and 2004 are under examination and we are appealing the Internal Revenue Service’s initial determination. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of our U.S. federal income tax returns for 2003 and 2004. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

Liquidity and Capital Resources

Operating Activities.    We generated $16.4 million, $55.5 million and $30.3 of cash and cash equivalents from our operating activities during 2008, 2007 and 2006, respectively.

The decrease in net cash provided by operating activities for 2008, as compared to 2007, resulted mainly from the increase in net loss in 2008. The decrease in cash from operating activities also was a result of (i) a decrease in accrued compensation and benefits of $5.6 million for 2008, as compared to an increase of $3.6 million for 2007, mainly due to severance payments associated with our various restructuring and cost-cutting measures that were paid during 2008, (ii) an increase in prepaid expenses and other accounts receivable by $7.4 million for 2008, as compared to a decrease in prepaid expenses and other accounts receivable of $23.5 million for 2007 (iii) a decrease in trade payables in the amount of $7.1 million in 2008, as compared to an increase by $6.7 in 2007, (iv) a decrease in related parties payables of $5.8 million in 2008, as compared to an increase in related parties payables by $11.3 million for 2007. The above-referenced factors were partially offset by a decrease in accounts receivable by $12.6 million for 2008, as compared to an increase in accounts receivable of $30.1 million for 2007. Accounts receivable as of December 31, 2008, 2007 and 2006 were $39.6 million, $51.6 million and $21.5 million, respectively, representing days of sales outstanding (DSO) of 50, 55 and 49 days, respectively.

We currently anticipate that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically. Such decreases in our revenues and gross profit could adversely impact net cash provided by operating activities for 2009.

Investing Activities.    We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes.

In 2008, we purchased $48.1 million of investments classified as marketable securities and short term investments, as compared to $63.5 million in 2007 and $108.9 million in 2006. In 2008 $89.4 million of our investments in marketable securities matured or were sold as compared to $272.0 million in 2007 in order to finance the cash payment made to NXP in connection with the Acquisition. In 2006, $91.1 million matured.

As of December 31, 2008, the amortized cost of our marketable securities was $50.1 million and their stated market value was $50.0 million, representing an unrealized loss of $0.1 million. The 2008 amortized cost of our marketable securities is exclusive of a write-down of $2,961,000 associated with one of our marketable securities, which amount is reflected in earnings as realized losses on our consolidated statement of operations for the year ended December 31, 2008. Our management determined that the decline in the fair value of the referenced security was other-than-temporary, notwithstanding our intent to hold such investment until recovery. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments are included in the consolidated statements of operations. FSP No. 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurement of the impairment loss. If, after consideration of all available evidence to evaluate the realizable value of the investment, impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. Our management considered, among other things, the following factors in determining that the decline in fair value of the referenced security was other-than-temporary: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

Our capital expenditures amounted to $8.2 million in 2008, $3.4 million in 2007 and $6.9 million in 2006 and were mainly for computer hardware, software and software tools used in engineering development, engineering test and lab equipment, leasehold improvements, vehicles, furniture and fixtures. The increase for 2008, as compared to 2007, was also the result of capital equipment purchases for the CIPT Business during the first quarter of 2008.

Financing Activities.    During 2008, we received $0.1 million upon the exercise of employee stock options as compared to $3.1 million during 2007 and $33.6 million during 2006. We cannot predict cash flows from options exercises in future periods.

During 2008, we repurchased approximately 4,798,000 shares of our common stock at an average purchase price of $10.21 per share for an aggregate amount of approximately $49.0 million. During 2007, we repurchased approximately 1,618,000 shares of our common stock at an average purchase price of $15.88 per share for an aggregate amount of approximately $25.7 million. During 2006, we repurchased approximately 2,242,000 shares of our common stock at an average purchase price of $23.57 per share for an aggregate amount of approximately $52.8 million. Pursuant to our share repurchase program, approximately 255,488 shares of our common stock remain authorized for repurchase as of December 31, 2008.

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

At December 31, 2008, we had cash equivalents totaling approximately $68.9 million and marketable securities and cash deposits of approximately $52.5 million.

Our backlog as of December 31, 2008 was $35.1 million. Our working capital at December 31, 2008 was approximately $92.4 million compared to $136.3 million as of December 31, 2007. The decrease was mainly due to the repurchases of our common stock in 2008. As we generate most of our cash flows from our operating activities, we believe that our current cash, cash equivalents, cash deposits and marketable securities and our forecasted positive cash flows for future periods, will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2008 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments(1)	$13,305	$4,542	$5,924	$2,839	—
Capital Lease	2,465	2,010	455	—	—
Purchase Obligations(2)	3,100	3,100	—	—	—
Net Pension Liability(3)	1,646	6	86	382	$1,172
Total Contractual Obligations	$20,516	$9,658	$6,465	$3,221	$1,172

(1)	Represents mainly operating lease payments for facilities and vehicles under noncancelable lease agreements. See Note 15 to Notes to Consolidated Financial Statements.
(2)	Represents purchase obligations with NXP pursuant to a Manufacturing Services Collaboration Agreement, as amended, we entered into with NXP in connection with the Acquisition. The amount of the purchase obligations set forth in the table includes payments due under agreements to purchase finished goods from NXP. See Notes 14 and 15 to Notes to Consolidated Financial Statements.
(3)	Includes estimates of gross contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the plan obligations. We are unable to estimate the year by year projected contributions beyond 2014.

As discussed in Note 16 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 contained elsewhere in this annual report, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” At December 31, 2008, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $14.9 million. Due to the uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Subsequent Events

On January 27, 2009, we entered into a Stock Repurchase Agreement with NXP pursuant to which we agreed to repurchase the 4,186,603 shares of our common stock issued to NXP in connection with the Acquisition (the “Shares”). The per share purchase price for the Shares was determined by the parties to be the average closing price per share of the common stock on the NASDAQ Global Market during the 20 business days commencing on February 5, 2009, less fifteen percent of such average. The closing of the repurchase occurred on March 12, 2009, at which time we repurchased the Shares for an aggregate consideration of approximately $20,028,000. Effective as of the closing date of the repurchase, the Stockholders Agreement we previously executed with NXP and all rights and obligations of the parties therein terminated and the NXP nominee to our board of directors, Mark Hamersma, resigned.

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

Interest Rate Risk.    It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure since we do not have any financial obligation, and our financial assets are measured on an available for sale basis.

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks, and marketable securities, including investments in debentures of U.S. corporations, state and political subdivisions of our U.S. government. Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material affect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk.    A significant part of our sales and expenses are denominated in U.S. dollars. As part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2008, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. For more information about our hedging activity, See Note 3 to the attached Notes to the Condensed Consolidated Financial Statement for the period ended December 31, 2008. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s and its subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

Tel-Aviv, Israel

March 12, 2009

■ Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 67067, Israel	■ Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

DSP GROUP INC.

We have audited DSP Group, Inc.’s (“the Company”) and its subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s and its subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s and its subsidiaries internal control over financial reporting based on our audit.

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

In our opinion, the Company and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global

Tel-Aviv, Israel

March 12, 2009

DSP GROUP INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,886	$69,586
Restricted deposits	115	—
Marketable securities and short-term deposits	12,449	63,682
Trade receivables, net	39,603	51,636
Deferred income taxes	306	4,011
Other accounts receivable and prepaid expenses	14,607	7,705
Inventories	14,098	16,361
Related party receivable	2,760	468

TOTAL CURRENT ASSETS	152,824	213,449

PROPERTY AND EQUIPMENT, NET	14,822	14,270

LONG-TERM ASSETS:
Long-term marketable securities	40,051	34,469
Long-term prepaid expenses and lease deposits	1,331	694
Deferred income taxes	212	5,109
Severance pay fund	7,286	6,883
Intangible assets, net	32,728	95,234
Goodwill	—	142,735

	81,608	285,124

TOTAL ASSETS	$249,254	$512,843

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$12,721	$18,817
Accrued compensation and benefits	11,490	19,130
Income tax accruals and payables	15,878	14,136
Accrued expenses and other accounts payable	12,070	13,292
Related party payables	8,306	11,814

TOTAL CURRENT LIABILITIES	60,465	77,189

LONG-TERM LIABILITIES:
Accrued severance pay	8,008	7,303
Accrued pensions	1,675	1,758
Deferred tax liabilities	24	372
Other long-term liability	455	1,364

TOTAL LONG-TERM LIABILITIES	10,162	10,797

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Stock capital:
Preferred stock, $0.001 par value—Authorized shares: 5,000,000 at December 31, 2008 and 2007; Issued and outstanding shares: none at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value—Authorized shares: 50,000,000 at December 31, 2008 and 2007; Issued and outstanding: 26,730,914 and 31,229,810 shares at December 31, 2008 and 2007, respectively	27	31
Additional paid-in capital	314,484	300,542
Treasury stock	(107,749)	(63,804)
Accumulated other comprehensive income	51	1,025
Retained earnings (accumulated deficit)	(28,186)	187,063

TOTAL STOCKHOLDERS’ EQUITY	178,627	424,857

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,254	$512,843

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2008	2007	2006
Revenues	$305,800	$248,788	$216,948
Costs of revenues (including $78,118 and $33,165 with related party for the year ended December 31, 2008 and 2007, respectively)(1)	191,811	148,075	128,559

Gross profit	113,989	100,713	88,389

Operating expenses:
Research and development(2)	73,856	58,488	47,525
Sales and marketing(3)	22,712	19,060	16,306
General and administrative(4)	17,871	14,614	11,137
In-process research and development write-off	—	10,350	—
Amortization of intangible assets	22,853	11,102	—
Impairment of goodwill and other intangible assets	181,534	—
Restructuring cost and other	1,870	—	—

Total operating expenses	320,696	113,614	74,968

Operating income (loss)	(206,707)	(12,901)	13,421
Financial income, net	160	10,541	13,198

Income (loss) before taxes on income	(206,547)	(2,360)	26,619
Taxes on income (loss)(5)	5,847	2,393	4,240

Net income (loss)	$(212,394)	$(4,753)	$22,379

Net earnings (loss) per share:
Basic	$(7.48)	$(0.16)	$0.76

Diluted	$(7.48)	$(0.16)	$0.74

Weighted average number of shares used in per share computations of net earnings (loss):
Basic	28,387	29,495	29,343

Diluted	28,387	29,495	30,049

(1)	Includes equity-based compensation expense in the amount of $919, $663 and $461, for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	Includes equity-based compensation expense in the amount of $7,247, $7,143 and $6,353, for the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,696, $1,616 and $1,319, for the years ended December 31, 2008, 2007 and 2006, respectively.
(4)	Includes equity-based compensation expense in the amount of $4,076, $4,600 and $3,990, for the years ended December 31, 2008, 2007 and 2006, respectively.
(5)	Includes tax benefit (expenses) resulting from equity-based compensation expense in the amount of $(1,070), $580 and $490 for the years ended December 31, 2008, 2007 and 2006, respectively. The tax expense in 2008 consisted of a tax benefit of $459 offset by an increase in the deferred tax valuation allowance of $1,529.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of Common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive income (loss)	Total stockholders’ equity
Balance at January 1, 2006	28,596	$29	$188,539	$(19,447)	$45	$179,968		$349,134
Issuance of treasury stock upon purchase of ESPP shares by employees	80	*)—	—	1,939	—	(438)		1,501
Issuance of common stock upon exercise of stock options by employees	852	1	14,499	—				14,500
Issuance of treasury stock upon exercise of stock options by employees	1,092	*)—	203	25,810	—	(6,711)		19,302
Tax benefit related to exercise of stock options	—	—	675	—	—	—		675
Purchase of treasury stock	(2,242)	(2)	2	(52,848)	—	—		(52,848)
Equity-based compensation expenses resulting from SFAS 123(R)	—	—	12,123	—	—	—	—	12,123
Total comprehensive income:	—	—
Net income	—	—	—	—	—	22,379	$22,379	22,379
Change in unrealized loss from hedging activities, net	—	—	—	—	(17)	—	(17)	(17)

Total comprehensive income							$22,362

Balance at December 31, 2006	28,378	28	216,041	(44,546)	28	195,198		366,749
Issuance of treasury stock upon purchase of ESPP shares by employees	93	—	—	2,124	—	(456)		1,668
Issuance of treasury stock upon exercise of stock options by employees	190	—	—	4,317	—	(1,441)		2,876
Tax benefit related to exercise of stock options	—	—	147	—	—	—		147
Issuance of shares in relation to the acquisition of the cordless and VoIP terminals business of NXP B.V.	4,187	4	70,331	—	—	—		70,335
Purchase of treasury stock	(1,618)	(1)	1	(25,699)	—	—		(25,699)
Equity-based compensation expenses resulting from SFAS 123(R)	—	—	14,022	—	—	—		14,022
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	—	—	(1,485)		(1,485)
Total comprehensive loss:
Net loss	—	—	—	—	—	(4,753)	$(4,753)	(4,753)
Change in unrealized gain from hedging activities, net	—	—	—	—	453	—	453	453
Change in unrealized loss from marketable securities	—	—	—	—	(223)	—	(223)	(223)
Change in unrealized loss from pension	—	—	—	—	(277)	—	(277)	(277)
Change in foreign currency translation adjustments, net	—	—	—	—	1,044	—	1,044	1,044

Total comprehensive loss							$(3,756)

Balance at December 31, 2007	31,230	31	300,542	(63,804)	1,025	187,063		424,857

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of Common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings	Total comprehensive loss	Total stockholders’ equity
Balance at December 31, 2007	31,230	31	300,542	(63,804)	1,025	187,063		424,857
Issuance of treasury stock upon purchase of ESPP shares by employees	290	—	—	4,901		(2,811)		2,090
Issuance of treasury stock upon exercise of stock options by employees	9	—	—	145		(44)		101
Purchase of treasury stock	(4,798)	(4)	4	(48,991)	—	—	—	(48,991)
Equity-based compensation expenses resulting from FAS 123(R)	—	—	13,938	—	—	—	—	13,938
Total comprehensive loss:
Net loss	—	—	—	—	—	$(212,394)	$(212,394)	(212,394)
Change in unrealized loss from hedging activities, net	—	—			(508)		(508)	(508)
Change in unrealized loss from marketable securities	—	—			69		69	69
Change in unrealized loss from pension	—	—			236		236	236
Change in foreign currency translation adjustments, net	—	—			(771)		(771)	(771)

Total comprehensive loss							$(213,368)

Balance at December 31, 2008	26,731	$27	$314,484	$(107,749)	$51	$(28,186)		$178,627

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(212,394)	$(4,753)	$22,379
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,335	6,081	6,001
Equity-based compensation expenses related to employees’ stock options	13,938	14,022	12,123
Decrease (increase) in deferred income taxes assets, net	8,248	(4,892)	(639)
Capital loss (gain) from sale and write-off of property and equipment	552	(10)	—
Loss from sale of marketable securities and other-than-temporary impairment on marketable securities	3,065	1,510	—
Amortization and impairment of goodwill and other intangible assets	204,815	11,868	1,143
In-process research and development write-off	—	10,350	—
Accrued interest and amortization of premium on marketable securities and short-term deposits	1,298	3,162	1,105
Profit from realization of foreign currency translation adjustment	(341)	—	—
Decrease (increase) in trade receivables, net	12,556	(30,147)	(4,498)
Decrease (increase) in other accounts receivable and prepaid expenses	(7,357)	23,542	(2,291)
Decrease (increase) in inventories	2,110	1,488	(1,680)
Increase in long-term prepaid expenses and lease deposits	(637)	(22)	(2)
Increase (decrease) in trade payables	(7,107)	6,679	(548)
Increase (decrease) in accrued compensation and benefits	(5,574)	3,612	(19)
Increase (decrease) in income taxes payable	1,752	1,645	(1,120)
Decrease in accrued expenses and other accounts payable	(568)	(181)	(1,768)
Increase (decrease) in accrued severance pay, net	302	44	88
Increase in accrued pensions	177	146	—
Increase (decrease) in related party receivable/payable	(5,800)	11,346	—

Net cash provided by operating activities	16,370	55,490	30,274

Cash flows from investing activities:
Purchase of marketable securities and short-term deposits	(48,081)	(63,482)	(108,885)
Proceeds from maturity and sale of marketable securities and short-term deposits	89,438	271,974	91,080
Proceeds from sale of property and equipment	—	68	—
Purchase of property and equipment	(8,185)	(3,395)	(6,941)
Payment for acquisition of the cordless and VoIP terminals business of NXP B.V(1)	(843)	(206,040)	—

Net cash provided by (used in) investing activities	32,329	(875)	(24,746)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options	101	3,116	33,561
Purchase of treasury stock	(48,991)	(25,699)	(52,848)
Tax benefit related to exercise of stock options	—	130	643

Net cash used in financing activities	(48,890)	(22,453)	(18,644)

Increase (decrease) in cash and cash equivalents	(191)	32,162	(13,116)
Cash and cash equivalents at the beginning of the year	69,586	37,344	50,460
Cash (erosion) increase due to exchange rate differences	(509)	80	—

Cash and cash equivalents at the end of the year	$68,886	$69,586	$37,344

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$3,193	$6,777	$7,286

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

The net fair value of the assets acquired and the liabilities assumed, on the date of the acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$18,600
Pension liability	(1,298)
Property and equipment	2,798
Technology	77,080
Backlog	4,449
In-process research and development	10,350
Customer relations	23,321
Trademarks	590
Goodwill	140,762

276,652
Issuance of shares	(70,335)
Unpaid transaction costs	(277)

$206,040

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-    GENERAL

DSP Group, Inc. (“the Company”), a Delaware corporation, and its subsidiaries, collectively, are a fabless semiconductor company, offering advanced chipset solutions for a variety of applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, video and data.

All of the Company’s integrated circuit products are manufactured and tested by independent foundries and test houses. While these foundries and test houses have been able to adequately meet the Company’s demands to date, it is and will continue to be dependent upon these foundries and test houses to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry and test capacity to meet the Company’s needs in a timely manner. Revenues could be materially and adversely affected should any of these foundries and test houses fail to meet the Company’s request for products due to a shortage of production capacity, process difficulties, low yield rates or financial instability. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which also incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s business condition and results of operations.

A portion of the Company’s products is sold to customers through a network of distributors. The Company’s largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co. Ltd. (“Panasonic”), has continually accounted for a majority of Tomen Electronics’ sales. The Company’s future performance will depend, in part, on Tomen Electronics’ continued success in marketing and selling its products. The loss of Tomen Electronics as the Company’s distributor and the Company’s inability to obtain a satisfactory replacement in a timely manner may harm the Company’s sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market the Company’s products could also harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. A significant amount of its revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of the Company’s major customers could have a material adverse effect on its business, financial condition and results of operations.

During the second half of 2008, the Company faced an adverse change in the business climate in which it operates, Due to a significant downturn in the semiconductors industry that led to a significant decrease in demand for the Company’s products, the Company realized that its future corporate sales would be adversely impacted.

As a result, the Company concluded that impairment indicators existed based on a second impairment test conducted during the fourth quarter of 2008. The Company’s management recorded in 2008 an impairment of intangible assets and goodwill as follows:

1.	Goodwill—approximately $142,450 (See Note 8)

2.	Intangible assets—approximately $39,084 (See Note 7)

Acquisition of the Cordless and VoIP Terminals Business (the “CIPT Business”) of NXP B.V. (“NXP”)

On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the CIPT Business, then a part of the Mobile and Personal Business Unit of NXP.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The CIPT Business targets applications for the cordless and VoIP residential telephony market, mainly European (1.9GHz) telephony (DECT). In connection with the Acquisition, the Company paid NXP approximately $200,000 in cash and issued 4,186,603 shares of the Company’s common stock to NXP. The Company also agreed to a contingent cash payment of up to $75,000 payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Such revenue milestones were not achieved and no cash payments were made to NXP. With the Acquisition, the Company seeks to, among other things, elevate the cordless and VoIP terminals business to a new and strategic marketing position and leverage NXP’s customer relations in Europe to become a leader in the European DECT market and introduce to the market products containing new features and applications. The Company entered into a manufacturing agreement, which was subsequently amended, with NXP for the production of the products constituting the acquired business (See Note 14 and 18).

The Acquisition was accounted for using the purchase method of accounting as determined in Statement of Financial Accounting Standard No. 141, “Business Combinations.” Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of the Acquisition. The allocation period ended on December 28, 2007, when the Company determined that it had the information necessary to properly identify and measure the fair value of the assets acquired and the liabilities assumed.

The results of operations of the CIPT Business have been included in the Company’s consolidated financial statements since September 4, 2007.

The total consideration of $277,218 (including estimated transaction costs of $5,718, which included investment banking fees, legal and accounting fees, and other external costs directly related to the Acquisition) for the business purchased included payments to NXP of (i) cash in the amount of $201,123 and (ii) 4,186,603 newly issued shares of the Company’s common stock, with an aggregate value of $70,377.

Based upon a valuation of the tangible and intangible assets acquired and liabilities assumed, the Company allocated the total cost of the Acquisition as follows:

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

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

The amount allocated to in-process research and development (“IPR&D”) of the cordless and VoIP technologies was determined using the income approach. These technologies were considered to have no alternative future use, other than the technological indications for which they were in development, and no technological feasibility had been established. Accordingly, this amount was expensed in the consolidated statements of operations, upon consummation of the Acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”).

The amount of the excess cost attributable to current technologies related to VoIP and cordless technologies, other than the technology that was identified as IPR&D, was determined using the income approach on the basis of the present value of cash flows attributable to the current VoIP and cordless technologies and is amortized on a straight-line basis over expected future life of between four to five years. The expected future life period was estimated based on the duration of the cash flow associated with the existing technologies and management’s estimates of its useful life.

The value assigned to the customer relations was determined using the income approach. This valuation was based on the backlog on the date of the Acquisition, historical revenues by customer and customer renewal rates, and is amortized using the accelerated method over 11 years, which is the expected cash flow utilization period.

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

The estimated restructuring costs associated with exiting activities of the CIPT Business totaled $6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, resulted in an increase in goodwill. The Company finalized the restructuring plan as of June 30, 2008. All restructuring costs related to that plan were paid in cash.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The unaudited pro forma information below assumes that the Acquisition had been consummated on January 1, 2007 and January 1, 2006, includes the effect of amortization of intangibles and does not include the IPR&D write-off on those dates. This data is presented for information purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the Acquisition taken place on those dates. The pro forma information is as follows:

	Twelve months ended December 31,
	2007	2006
	Unaudited
Net revenues	$366,195	$431,529

Net income	$3,217	$31,191

Net earning per share—basic	$0.10	$0.93

Net earning per share—diluted	$0.10	$0.91

NOTE 2:-    RESTRUCTURING COSTS AND OTHER

Following the Acquisition, the Company approved a plan to restructure certain operations of the CIPT Business to eliminate redundant costs resulting from the Acquisition and improve operational efficiencies.

The restructuring costs associated with exiting activities of the CIPT Business totaled $6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, resulted in an increase in goodwill. The Company completed this restructuring as of June 30, 2008. All restructuring costs relating to the restructuring plan were paid in cash.

During the third quarter of 2008, the Company initiated an additional restructuring plan to improve operating efficiency at its various operating sites and to reduce its operating expenses for 2009. The restructuring plan is expected to be completed by September 30, 2009. As a significant majority of the restructuring associated with the additional restructuring plan occurred during the third quarter of 2008, the Company recognized an expense of $1,870 mainly for employee contract termination costs on its statements of operations for the third quarter of 2008. This expense amount is net of a gain in the amount of $537 resulting from adjustments made to the Company’s employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan (See Note 10).

As of December 31, 2008, payments aggregating $1,609 were made in connection with the additional restructuring plan. The total liability balance for the additional restructuring plan is $798.

Summary of the plan:

	Initial costs	Adjustments to cost	Cash payments	Accrued as of December 31, 2008	Total costs
Severance and related benefits	$1,920	$(42)	$(1,441)	$437	$1,878
Other	487	42	(168)	361	529

Total restructuring and other	$2,407	$—	$(1,609)	$798	$2,407

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

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

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations.” All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate, and have not been significant to date for all years presented.

As a result of the Acquisition, the financial statements of the Company’s subsidiaries whose functional currency is not the dollar, specifically DSP Group Technologies GmbH and DSP Group France SAS (which was liquidated in July 2008) have been translated into dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

Accumulated other comprehensive income related to foreign currency translation adjustments, net, amounted to $273 and $1,044 as of December 31, 2008 and 2007, respectively. In 2008, an amount of $341 was transferred from accumulated other comprehensive income to the statement of operations as a result of the liquidation of the Company’s French subsidiary.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company and its subsidiaries consider all highly liquid investments, which are readily convertible to cash with a maturity of three months or less on the date of acquisition, to be cash equivalents.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Short-term deposits

Bank deposits with maturities of more than three months and less than one year are presented at cost, including accrued interest.

Marketable securities

The Company and its subsidiaries account for investments in debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of the Company’s investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies all of its investments in marketable securities as available-for-sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income using the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial and other income. Interest and dividends on securities are included in financial income.

Prior to the second quarter of 2007, marketable securities were classified as held-to-maturity as the Company previously had the intent and ability to hold the securities to maturity and were stated at amortized cost.

Due to the anticipated acquisition of the CIPT Business, beginning in the second quarter of 2007, the Company classified its debt securities as available-for-sale in accordance with the guidelines of SFAS 115. Since the Company did not have the intent to hold the securities until maturity, the Company changed the classification of its investments from held-to-maturity to available-for-sale. As a result of the sale of securities in connection with the Acquisition, the Company recognized an impairment loss on its marketable securities in the amount of approximately $1,500.

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) and SEC Staff Accounting Bulletin Topic 5M “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” provide guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. For the year ended December 31, 2008, the Company recorded an other-than-temporary impairment loss in the amount of $2,961 as financial expenses (See note 4).

Fair value of financial instruments

The carrying values of cash and cash equivalents, short-term deposits, marketable securities, trade receivables, trade payables and accrued liabilities approximate fair values due to the short-term maturities of these instruments.

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) and, effective October 10, 2008, adopted FASB Staff Position (“FSP”) No. 157-3 “Determining the

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), except as it applies to the nonfinancial assets and liabilities subject to FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

The Company and its subsidiaries periodically evaluate the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its market value.

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

Property and equipment of the Company and its subsidiaries are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

As of December 31 2008, 2007 and 2006, no impairment losses were identified for property and equipment.

Goodwill and other intangible assets

Goodwill and certain other purchased intangible assets have been recorded in the Company’s financial statements as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the second quarter of each fiscal year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit and only group of assets. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash-flows, future short-term and long-term growth rates, weighted average cost of capital and market multiples for the reporting unit. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, which range from one to 7.3 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

During 2007 and 2006, no impairment losses were identified. During 2008, impairment losses in the amount of $181,534 were recognized ($142,450 relating to goodwill and $39,084 relating to other intangible assets) (See Notes 1, 7 and 8).

Severance pay

DSP Group Ltd. has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Group Israel’s liability is fully provided by monthly accrual and deposits with severance pay funds and insurance policies.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

DSP Korea had a liability for severance pay pursuant to Korean law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Korea’s severance liability has been fully accrued. Due to the fact that DSP Korea is under liquidation process as of December 31, 2008, all severance liability was fully paid.

Severance expense for the years ended December 31, 2008, 2007 and 2006, was approximately $2,600, $1,703 and $1,358, respectively.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Employee benefit plan

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2008 was $15.5 ($20.5 if the employee reached the age of 50 by December 31, 2008). The Company currently offers an employer matching program. This matching contribution currently is 25% of the employee contribution up to a maximum of 1% of the employee’s compensation per year. This matching contribution vests 25% per year over the first four years of the employee’s service to the Company.

Revenue recognition

The Company and its subsidiaries generate their revenues from sales of products. The Company and its subsidiaries sell their products through a direct sales force and through a network of distributors. Revenue is recognized when title to the product passes to the customer.

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

Warranty

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2008, 2007 and 2006.

Research and development costs

Research and development costs are charged to the consolidated statements of operations as incurred.

Equity-based compensation

At December 31, 2008, the Company had five equity-based employee compensation plans, which are described more fully in Note 8.

The Company accounts for equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operation.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated attribution method, rather than a straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

SFAS No. 123(R) requires the cash flows resulting from the tax deductions in excess of the compensation costs recognized for those equity-based awards to be classified as financing cash flows.

The Company selected the binomial option pricing model as the most appropriate fair value method for its equity-based awards and values options and SARs based on the market value of the underlying shares at the date of grant. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term of the equity-based award. Expected volatility was calculated based upon actual historical stock price movements. The expected term of the equity-based award granted is based upon historical experience and represents the period of time that the award granted is expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

Net earnings (loss) per share

Basic net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share further include the dilutive effect of stock options outstanding during the year, all in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share.”

The total weighted average number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earning (loss) per share due to their anti-dilutive effect was 8,656,161, 6,924,392 and 3,499,165 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income taxes

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term deposits, trade receivables, long-term lease deposits, and marketable securities.

The majority of cash and cash equivalents and short-term deposits of the Company and its subsidiaries is invested in dollar deposits with major U.S., European and Israeli banks. Such cash and cash equivalents in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents and short-term deposits may be redeemed and therefore a minimal credit risk exists with respect to these deposits and investments.

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government agency securities. The Company’s investment policy, approved by the Investment Committee, limits the amount the Company may invest in any one type of investment or issuer and the grade of the security, thereby reducing credit risk concentrations. As of December 31, 2008, the amortized cost of the Company’s marketable securities was $50,136 and their stated market value was $49,982, representing an unrealized loss of $154. The 2008 amortized cost of the Company’s marketable securities is exclusive of a write-down of $2,961 associated with one of the Company’s marketable securities, which amount is reflected in earnings as realized losses on its consolidated statements of operations for the year ended December 31, 2008.

A significant portion of the product sales of the Company and its subsidiaries is to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined based on management’s estimation and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its customer receivables through credit insurance. Allowance for doubtful accounts amounted to $84 and $100 as of December 31, 2008 and 2007, respectively.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in NIS during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

period of one to 12 months with put options and forward contracts. These forward contracts and put options are designated as cash flow hedges, as defined by SFAS No. 133, and are all effective as hedges of these expenses.

As of December 31, 2008, the Company recorded accumulated other comprehensive loss of $27 from its put options and forward contracts with respect to payroll and rent payments expected in 2009. Such amounts will be recorded under earnings in 2009.

As of December 31, 2008, the Company had outstanding forward contracts in the amount of $10,800 and outstanding option contract in the amount of $4,750. These contracts were for a period of up to twelve months. The Company measured the fair value of the contracts in accordance with SFAS No. 157 at level 2.

The Company’s recognized net gains (losses) were immaterial during the years ended December 31, 2008, 2007 and 2006, relating to the put options and forward contracts.

Comprehensive income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of comprehensive income relates to gain and loss on hedging derivative instruments, unrealized gains and losses on available for sale securities, unrealized losses from pension and unrealized gain from foreign currency translation adjustments.

Treasury stock

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through open market purchases, privately negotiated transactions and repurchase plans in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury stock. The Company presents the cost of the repurchased treasury stock as a reduction in its stockholders’ equity.

From time to time, the Company reissues treasury stock pursuant to purchases under its stock purchase plan, upon exercise of option and upon vesting of stock appreciation rights. When treasury stock is reissued, the Company accounts for the re-issuance in accordance with Accounting Principles Board No. 6, “Status of Accounting Research Bulletins” and charges the excess of the purchase cost over the re-issuance price (loss) to retained earnings. The purchase cost is calculated based on the specific identification method. In case the purchase cost is lower than the re-issuance price, the Company credits the difference to additional paid-in capital.

New accounting pronouncements

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2. Collectively, the FSPs defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

amend the scope of SFAS No. 157. The Company adopted SFAS No. 157 effective January 1, 2008 and the related FSPs effective October 10, 2008, except for those items specifically deferred under FSP 157-2. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for any new business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. The impact of the adoption of SFAS No. 141(R) on the Company’s consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations it completes (if any) after the adoption of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The Company does not expect this Standard to have a material impact on its consolidated results of operations or financial condition.

In April 2008, the FASB issued FSP No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on its consolidated financial statement.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 4:-    MARKETABLE SECURITIES AND SHORT TERM DEPOSITS

The following is a summary of marketable securities and short term deposits at December 31, 2008 and 2007:

	Amortized cost		Unrealized gain (losses), net		Fair value
	2008	2007	2008	2007	2008	2007
Short-term deposit	$2,518	$—	$—	$—	$2,518	$—
U.S. government obligations and political subdivisions	$19,163	$58,249	$274	$(117)	$19,437	$58,132
Corporate obligations	$30,973	40,125	$(428)	(106)	$30,545	40,019

	$52,654	$98,374	$(154)	$(223)	$52,500	$98,151

The amortized cost of marketable debt securities and cash deposits at December 31, 2008, by contractual maturities or anticipated date of sale, are shown below:

	Amortized cost	Unrealized gains (losses)		Fair value
		Gains	(Losses)
Due in one year or less	$12,495	$35	$(81)	$12,449
Due after one year to five years	$40,159	$334	$(443)	$40,051

	$52,654	$369	$(524)	$52,500

The amortized cost of marketable debt securities at December 31, 2007, by contractual maturities or anticipated date of sale, is shown below:

	Amortized cost	Unrealized gains (losses)		Fair value
		Gains	(Losses)
Due in one year or less	$63,839	$25	$(182)	$63,682
Due after one year to five years	34,535	212	(278)	34,469

	$98,374	$237	$(460)	$98,151

Of the unrealized losses outstanding as of December 31, 2008 and 2007, $0 and $425, respectively, of the losses were outstanding for more than 12 months. The total fair value of those marketable securities with outstanding losses for more than 12 months as of December 31, 2008 and 2007 amounted to $0 and $52,648, respectively.

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in all types of marketable securities were caused mainly by overall market conditions. Since the Company has the ability and intent to hold these investments until a recovery of fair value, the investments were not considered to be other-than-temporarily impaired at December 31, 2008, or 2007 except with respect to one of the Company’s securities as further explained below.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The Company determined that the decline in the fair value of one of its securities was other-than-temporary, notwithstanding its intent to hold such investment until recovery. The amortized cost of available-for-sale debt securities at December 31, 2008 set forth in the table above includes a 2008 write-down of $2,961 associated with the referenced security. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

NOTE 5:-    INVENTORIES

Inventories are composed of the following:

	December 31,
	2008	2007
Work-in-progress	$1,617	$4,437
Finished products*)	12,481	11,924

	$14,098	$16,361

*)	Finished products includes $755 and $585 of inventory held in consignment by other parties, at December 31, 2008 and 2007, respectively.

Write-down of inventory that was recorded as cost of revenues amounted to $2,046, $1,674 and $644 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 6:-    PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2008	2007
Cost:
Computers and equipment	$49,714	$43,278
Office furniture and equipment	1,563	1,668
Motor vehicles	102	102
Leasehold improvements	4,319	3,659

	55,698	48,707
Less—accumulated depreciation	40,876	34,437

Depreciated cost	$14,822	$14,270

Depreciation expenses amounted to $7,335, $6,081 and $6,001 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, assets within the equipment category included an amount of $2,943 and $5,608, respectively, which was accounted for as capital leases. Such assets included an amount of $841 and $2,380 at December 31, 2008 and 2007, respectively, for accumulated depreciation and amortization.

For more information about leased equipment, see Note 15.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 7:-    INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Useful life (years)	December 31,
		2008	2007
Cost:
Current technology	4.2-5.3	77,080	77,080
Customer relations *)	7.3	23,538	23,789
Trade name and trademark	2	590	590
Backlog	0.3	4,449	4,449
Patents	4	4,009	4,009
Workforce	4	570	570

		110,236	110,487

Accumulated amortization:
Current technology		23,083	5,548
Customer relations		5,920	1,007
Trade name and trademark		393	98
Backlog		4,449	4,449
Patents		4,009	3,581
Workforce		570	570

		38,424	15,253
Impairment:
Current technology		28,817	—
Customer relations		10,070	—
Trade name and trademark		197	—

		39,084	—

Amortized cost		$32,728	$95,234

*)	Includes $217 and $468 in currency exchange differences as of December 31, 2008 and 2007, respectively.

a.	Amortization expenses amounted to $23,281, $11,868 and $1,143 for the years ended December 31, 2008, 2007 and 2006, respectively.

b.	In 2008, circumstances indicated that the carrying amount of certain intangible assets would not be recoverable. As a result, the Company reassessed the fair value of its intangible assets, which resulted in an impairment loss of approximately $39,084.

c.	Estimated amortization expenses for the years ended:

Year ended December 31,
2009	$12,271
2010	10,000
2011	7,959
2012	2,146
2013	218
2014 and thereafter	134

$32,728

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 8:-    GOODWILL

Balance as of January 1, 2008	$142,735
Goodwill acquired during year	—
Currency exchange differences	(285)
Impairment losses	(142,450)

Balance as of December 31, 2008	$—

In 2008, the Company recorded an impairment of goodwill in an amount of $142,450 to reduce the carrying value of goodwill to its implied fair value. The impairment was prompted by the continued deterioration in market conditions in general and the decrease in the projected income of the Company.

NOTE 9:-    FAIR VALUE MEASUREMENTS

In accordance with SFAS No. 157, the Company measures its cash equivalents, short-term deposits, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents, short-term deposits, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 value hierarchies. This is because cash equivalents, short-term deposits and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The following table provides information by value level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis as of December 31, 2008.

	Fair Value	Fair Value Measurements
Description		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Time deposits	28,656	—	28,656
Money market mutual funds	7,127	7,127

Short-term marketable securities and cash deposits:
Corporate debt securities	9,931		9,931
Time deposits	2,518		2,518

Long-term marketable securities:
U.S. government securities	19,437		19,437
Corporate debt securities	20,614		20,614

Derivative liability	27		27	—

NOTE 10:-    PENSION LIABILITIES

The Company acquired the CIPT Business on September 4, 2007. This business sponsors various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The largest of these plans that the Company assumed in connection with the Acquisition is the Swiss pension fund that insures the retirement, disability and death benefits of employees of DSP Group Switzerland AG (the “Swiss Pension Fund”). The Swiss Pension Fund was originally established by Royal Philips Electronics and subsequently assumed by NXP Semiconductors Switzerland AG in connection with the spin-off of the semiconductor division of Royal Philips Electronics in 2006 to NXP B.V. The Swiss Pension Fund is currently the only pension plan of the Company externally funded through a foundation. The difference between the liability (the Projected Benefit Obligation or PBO as defined in SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”)) and the market value of the plan assets is accounted for in the financial statements of the Company. The other defined benefits plans that the Company assumed in connection with the Acquisition that are accounted for in the Company’s financial statements are the pension plans in Germany, Hong Kong and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation.

For year end accounting purposes, liabilities in respect of the Swiss Pension Fund and the German plans have been recalculated based on updated employee numbers and asset values at December 31, 2008. These plans together represent 98% of the PBO of the entire group. The value for the other liabilities has been projected from the results of the valuation on the date of Acquisition and updated for changes in discount rate.

During 2008, the Company implemented an additional restructuring plan, subsequent to the initial restructuring plan undertaken following the Acquisition, to improve operating efficiency at its various operating sites and to reduce its operating expenses for 2009. The additional restructuring plan involved DSP Group Switzerland AG and the termination of employment of certain Swiss employees at this operating site. The Swiss employee terminations led to curtailments (reduction of benefits due to cancellation of future salary increases in the valuation) and settlements (transfer out of accumulated benefits) of the Swiss pension fund. Furthermore, there was a partial liquidation of the Swiss Pension Fund in connection with the spin-off of the semiconductor division of Royal Philips Electronics in 2006 to NXP B.V. As a result of the partial liquidation, free reserves of approximately $550 were transferred into the Swiss Pension Fund.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following tables provide a reconciliation of the changes in the plans’ benefits obligation and fair value of assets for the year ended December 31, 2008 and 2007, and the statement of funded status as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Accumulated benefit obligation	$4,004	$12,254

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,462	$—
Service cost	1,023	282
Interest cost	521	108
Employee contributions	408	159
Plan curtailments	(3,018)	—
Plan settlements	(8,290)	—
Expenses paid	(25)	(3)
Premiums paid	(126)	(58)
Liability assumed in acquisition	—	13,260
Actuarial loss (gain)	(70)	714
Exchange rates	637	—

Projected benefit obligation at end of year	$5,522	$14,462

Change in plan assets
Fair value of plan assets at beginning of year	$12,704	$—
Actual return on plan assets	(2,379)	540
Employer contributions to plan	424	180
Employee contributions	408	159
Plan settlements	(8,290)	—
Expenses paid	(25)	(3)
Premiums paid	(126)	(58)
Free reserves transfer	550	—
Acquisitions / divestitures	—	11,886
Exchange rates	581	—

Fair value of plan assets at end of year	$3,847	$12,704

The assumptions used in the measurement of the Company’ benefits obligations as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Weighted-average assumptions
Discount rate	3.99%	3.54%
Expected return on plan assets	4.40%	4.40%
Rate of compensation increase	3.08%	4.00%

The amounts reported for net periodic pension costs and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The Company reviews historical trends, future expectations, current market conditions and external data to determine the assumptions. The discount rate is determined

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

considering the yield of government bonds. For purposes of calculating the 2008 net periodic benefit cost and the benefit obligation, the Company used a discount rate of 3.99%. The rate of compensation increase is determined by the Company, based upon its long-term plans for such increases.

The following table provides the components of net periodic benefits cost for the year ended December 31, 2008:

	December 31, 2008	December 31, 2007
Components of net periodic benefit cost
Service cost	$1,023	$282
Interest cost	521	108
Expected return on plan assets	(600)	(131)
Amortization of net loss	6	26
Settlement gain recognized	(401)	—

Net periodic benefit cost	$549	$285

Benefit payments are expected to be paid as follows:

December 31, 2008
2009	$6
2010	13
2011	73
2012	179
2013	203
2014-2019	1,172

The plan asset allocations at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Bonds	30.6%	25.9%
Real estate	14.5%	12.2%
Cash	10.9%	10.9%
Shares	30.2%	32.3%
Other	13.8%	18.7%

	100%	100%

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

For the years ended December 31, 2008 and 2007, an actuarial gain of $236 and an actuarial loss of $277 were recognized in other comprehensive income, respectively.

The gains and losses for the old age part time benefits under the German plans, jubilee awards and long service incentive payments are recognized in the year they occur in the statements of operations due to their limited materiality.

NOTE 11:-    FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year Ended December 31,
	2008	2007	2006
Foreign exchange gains, net	$160	$68	$8
Interest income	4,140	12,857	13,846
Other	1	4	6

Interest income	$4,301	$12,929	$13,860
Realized losses on marketable securities, net	$104	$1,510	$—
Write down of marketable securities	2,961	—	—
Foreign exchange losses, net	831	546	358
Interest expenses	93	72
Other	152	260	304
Interest expense	$4,141	$2,388	$662
Financial income, net	$160	$10,541	$13,198

NOTE 12:-    STOCKHOLDERS’ EQUITY

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Dividend policy

At December 31, 2008, the Company had an accumulated deficit of $28,186. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

Share repurchase program

In July 2003, the Company announced that its Board of Directors approved a share repurchase program for up to 2.5 million shares of common stock. On October 19, 2004, the Company’s Board approved an increase of 2.5 million shares available for repurchase. On January 2007, the Company’s Board approved an increase of 3.0 million shares of common stock for repurchase under the share repurchase program. On January 30, 2008, the Company’s Board of Directors approved an increase of additional 2.9 million shares available for repurchase under the Company’s share repurchase program. Also on January 30, 2008, the Company’s Board of Directors approved the Company’s entry into a share repurchase plan, in accordance with Rule 10b(5)-1 of the Securities Exchange Act of 1934, as amended, for up to 5,000,000 shares of the Company’s common stock, which plan became effective on February 7, 2008.

In 2008, 2007 and 2006, the Company repurchased 4,798,000, 1,618,000 and 2,242,000 shares, respectively, of common stock at an average purchase price of $10.21, $15.88 and $23.57 per share, respectively, for an aggregate purchase price of $48,991, $25,699 and $52,848, respectively. As of December 31, 2008, 255,488 shares of common stock remain authorized for repurchase.

In 2008, 2007 and 2006, the Company issued 299,000, 283,000 and 1,172,000 shares, respectively, of common stock, out of treasury stock, to employees who have exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

During 2008 and 2007, the Company granted to employees and executive officers of the Company and its subsidiaries share appreciation rights (“SAR”), capped with a ceiling, under the various stock option plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. The SARs are considered an equity instrument as it is a net share settled award capped with a ceiling. The Company measures these awards under SFAS 123(R).

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

A summary of the various plans is as follows:

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside, non-employee directors to purchase up to 1,680,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (the “First Option”).

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

As of December 31, 2008, 383,272 shares of common stock remain available for grant under the Directors Plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2008, 624,448 shares of common stock remain available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011. 1,526,314 shares of common stock are currently reserved for issuance under the 2001 Plan. As of December 31, 2008, 214,421 shares of common stock remain available for grant under the 2001 Plan.

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

2003 Israeli Share Incentive Plan

In 2003, the Company adopted the 2003 Israeli Share Incentive Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months from the date of grant of the options, or the vesting of the options based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 6,288,159 shares of common stock were reserved for issuance as of December 31, 2008 under the 2003 Plan. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to 3% of the number of shares of common stock outstanding as of such date, or a lower number of shares determined by the Company’s Board of Directors. As of December 31, 2008, 1,542,751 shares of common stock remain available for grant under the 2003 Plan.

Options under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Board of Directors. Options under the 2003 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2008, the Company has reserved an aggregate amount of 1,500,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 290,000, 93,000 and 80,000 shares, respectively, issued at a weighted average exercise price of $7.19, $17.90 and $18.85 under the ESPP in 2008, 2007 and 2006, respectively. As of December 31, 2008, 403,000 shares of common stock remain available for grant under the ESPP.

Pursuant to the 2008 Annual Meeting of Stockholders held on May 19, 2008, the Company’s stockholders approved an increase of 300,000 shares authorized for issuance under the Directors Plan such that a total of 1,680,875 shares of common stock are authorized for issuance as of December 31, 2008 and an increase of 500,000 shares authorized for issuance under the ESPP such that 1,500,000 shares of common stock are authorized for issuance as of December 31, 2008.

Stock reserved for future issuance

The following table summarizes the number of outstanding shares of common stock available for future issuance at December 31, 2008 (after giving effect to the above increases in the stock option plans):

In thousands
Employee stock purchase plan	403
Stock options	2,765
Undesignated preferred stock	5,000

8,168

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following is a summary of activities relating to the Company’s stock options and SARs granted among the Company’s various plans:

	Year ended December 31,
	2008		2007		2006
	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price
	In thousands		In thousands		In thousands
Options outstanding at beginning of year	6,507	$22.65	6,465	$24.61	7,664	$22.27
Changes during the year:
Granted(1)	3,179	$10.01	2,152	$20.18	1,768	$27.50
Exercised	(9)	$11.48	(190)	$15.13	(1,944)	$17.39
Forfeited and cancelled	(1,318)	$18.31	(1,920)	$27.22	(1,023)	$25.79

Options outstanding at end of year(2)	8,359	$18.54	6,507	$22.65	6,465	$24.61

Options exercisable at end of year(3)	4,091	$22.89	3,346	$22.97	3,411	$23.67

(1)	Includes SAR grants which are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 5,990,361 shares of the Company’s common stock as of December 31, 2008.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 3,483,597 shares of the Company’s common stock as of December 31, 2008.

The options and SARs outstanding as of December 31, 2008, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years)	Aggregate intrinsic value (*)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Aggregate intrinsic value (*)	Weighted average exercise price
	thousands				thousands
$ 5.81— 7.23	144	7.28	164	$6.87	—	—		$—
$ 8.22—10.23	2,481	6.10		$10.12	55	6.08		$10.23
$11.48—14.82	463	4.77		$12.31	214	1.20		$12.01
$15.18—19.97	690	4.00		$17.26	424	2.89		$17.49
$20.06—28.72	4,556	3.86		$24.22	3,373	3.48		$24.35
Above $30.00	25	1.01		$38.19	25	1.01		$38.19

	8,359	4.64	164	$18.54	4,091	3.32	—	$22.89

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of December 31, 2008 ($8.02 per share).

As of December 31, 2008, the outstanding number of SARs was 4,736,712 and based on the share price of the Company’s common stock as of December 31, 2008 ($8.02 per share), 91,500 of those SARs were in the money as of December 31, 2008.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The weighted-average estimated fair value of employee stock options and SARs granted during the 12 months ended December 31, 2008, 2007 and 2006, was $3.63, $6.97 and $9.31 per share, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2008	2007	2006
Volatility	52.16%	37.17%	37.78%
Risk-free interest rate	3.32%	4.74%	4.79%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate*)	3.80%	7.66%	7.31%
Post-vest cancellation rate**)	1.69%	0.85%	1.08%
Suboptimal exercise factor***)	1.66	1.67	1.73
Expected life	4.37 years	5.25 years	4.64 years

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented for 2008 on an annual basis. For 2007 and 2006, the rates presented are of the total cancellations from grant date.
**)	The post-vest cancellation rate was calculated on a monthly basis and is presented on an annual basis.
***)	The ratio of the stock price to strike/base appreciation price at the time of exercise of the option and SAR award.

The Company used its historical volatility and its implied volatility for calculating volatility in accordance with SFAS 123(R). The computation of volatility uses a combination of historical volatility and implied volatility derived from the Company’s exchange traded options with similar characteristics.

The risk-free interest rate assumption is based on observed U.S. treasury bill interest rates appropriate for the term of the Company’s employee equity-based awards.

The Company is required to assume a dividend yield as an input in the binomial model. The dividend yield assumption is based on the Company’s historical and expectation of future dividend payouts and may be subject to substantial change in the future.

The expected term of employee equity-based awards represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the binomial model. The expected term of the equity-based awards is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the award’s remaining contractual life and the extent to which the award is in-the-money (i.e., the average stock price during the period is above the strike/base appreciation price of the award). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company.

As equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Pre and post-vesting forfeitures were estimated based on historical experience.

The Company’s aggregate compensation cost for the 12 months ended December 31, 2008, 2007 and 2006 totaled $13,938, $14,022 and $12,123, respectively. The total tax benefit (expenses) recognized in the statements

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

of operations for the 12 months ended December 31, 2008, 2007 and 2006, was $(1,070), $580 and $490, respectively, for the Company’s equity-based compensation arrangements. The tax expenses in 2008 represent a tax benefit of $459, offset by an increase in the valuation allowance of $1,529.

A summary of the status of the Company’s unvested stock options and SARs as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Unvested shares	Shares	Weighted average grant date fair value
	(In thousands)
Unvested at January 1, 2008	3,161	$7.45
Granted	3,179	$3.63
Vested	(1,354)	$7.10
Forfeited	(718)	$5.53

Unvested at December 31, 2008	4,268	$5.04

As of December 31, 2008, options to purchase 3,135,237 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As December 31, 2008, there was total unrecognized compensation cost of $9,527 related to unvested equity-based compensation arrangements granted under the Company’s various plans. That cost is expected to be recognized during the period from 2009 through 2012.

NOTE 13:-    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment (See Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2008	2007	2006
Revenue distribution:
United States	$23,579	$6,132	$789
Japan	108,471	122,832	144,821
Europe	31,724	18,657	1,035
Hong-Kong	120,175	89,748	59,854
Other	21,851	11,419	10,449

	$305,800	$248,788	$216,948

The following is a summary of long-lived assets within geographic areas based on the asset locations:

	December 31,
	2008	2007	2006
Long-lived assets:
United States	$1,419	$3,970	$4,834
Israel	9,527	7,486	7,367
Europe	34,460	234,100	—
Other	2,144	6,683	3,137

	$47,550	$252,239	$15,338

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following is a summary of revenues from major customers:

	Year ended December 31,
	2008	2007	2006
Customer A*)	13%	23%	39%
Customer B	13%	13%	*)14%
Customer C	9%	12%	17%
Customer D	21%	10%	—
Customer E	4%	9%	11%

*)	These revenues were generated through Tomen Electronics, the Company’s largest distributor.

NOTE 14:-    RELATED PARTIES BALANCES AND TRANSACTIONS

As partial consideration for the Acquisition, the Company issued to NXP 4,186,603 shares of its common stock, representing 16% of the Company’s outstanding common stock as of December 31, 2008.

In connection with the Acquisition, the Company, DSP Group Israel and NXP entered into, among others, the following ancillary documents, each effective as of September 4, 2007:

(1)	Manufacturing Services Collaboration Agreement, as amended, pursuant to which NXP agreed to provide the Company and its affiliates with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products at agreed upon prices for up to seven years following the closing of the Acquisition. The services are provided on a purchase order basis.

(2)	Umbrella Transitional Services Agreement pursuant to which NXP agreed to provide the Company and its affiliates with other specified transitional services at agreed upon prices for a limited period to assist the Company and its affiliates in achieving a smooth transition of the CIPT Business. The services are provided pursuant to specified service level agreements and include HR, finance and administration, IT, infrastructure, warehousing, CAD tool services, intellectual property library services and R&D services. The term of each service is agreed upon in the service level agreements.

a.	Balances with NXP and its affiliates:

	December 31,
	2008	2007
Other accounts receivable and prepaid expenses	$2,760	$468
Trade payables	$7,414	$10,247
Accrued expenses and other accounts payable	$893	$1,567

b.	Transactions with NXP and its affiliates:

	Year ended December 31,
	2008	2007	2006
Cost of revenues(1)	$78,118	$33,165	$—
Research and development expenses(2)	$3,173	$1,503	$—
Sales and marketing expenses(2)	$378	$199	$—
General and administrative expenses(2)	$439	$176	$—

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

(1)	Includes the purchase of inventory from NXP pursuant to the Manufacturing Services Collaboration Agreement described above.
(2)	Includes certain research and development, sales and marketing, and general and administrative services provided by NXP pursuant to the agreements described above.

c.	Please refer to Note 18 regarding additional agreements with NXP subsequent to year-end 2008.

NOTE 15:-    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzelia Pituach, Israel and the U.S. The lease agreement for the Israeli facilities is effective until November 2013. The Company has various agreements for its facilities in the U.S. terminating in 2010-2011. The Company’s Japanese subsidiary has a lease that is effective until October 2010. The Company’s subsidiary in Scotland has lease agreements for its facilities that terminate in 2009. The Company’s subsidiaries in Germany, India and Switzerland have sublease agreements with NXP for their facilities that terminate in 2010 through 2012. In addition, the Company’s subsidiary in Hong Kong has a lease effective until 2010. The Company has operating lease agreements for its motor vehicles, which terminate in 2009 through 2011. In addition, certain of the Company’s subsidiaries have fixed service agreements with NXP (See Note 14).

At December 31, 2008, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2009	$4,542
2010	3,963
2011	1,961
2012	1,491
2013	1,348

$13,305

Rental expenses amounted to $3,368 (out of which $677 is with related parties), $2,502 (out of which $303 is with related parties) and $1,813 for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase obligations with NXP as of December 31, 2008 totaled $3,100. Purchase obligations include payments due under agreements to purchase finished goods.

At December 31, 2008, the Company is required to make the following minimum lease payments under capital leases for is purchased computer equipment:

Year ended December 31,
2009	$2,010
2010	455

$2,465

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.	From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and, from time to time may be, notified of claims that it may be infringing on patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that the Company’s TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of the Company’s TrueSpeech 8.5 licensees, for infringement. The Company was not named in AT&T’s suit against Microsoft. During 2002, the Company recorded a provision, which was included in the costs of revenues, in respect of this legal exposure. The Company and its legal counsel currently believe that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE 16:-    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2008	2007	2006
Domestic taxes:
Federal taxes:
Current	$(1,051)	$3,618	$2,669
Deferred*)	3,912	(344)	131

	2,861	3,274	2,800

State taxes:
Current	21	(102)	171
Deferred	306	160	(419)

	327	58	(248)

Foreign taxes:
Current	(1,787)	2,762	2,039
Deferred	4,446	(3,701)	(351)

	2,659	(939)	1,688

Taxes on income	$5,847	$2,393	$4,240

*)	Includes $459 and $580 in 2008 and 2007, respectively, relating to tax benefits resulting from equity-based compensation expenses.

The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable by $0 in 2008, $147 in 2007 and $675 in 2006. Such benefits were credited to additional paid-in capital.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2008	2007	2006
Domestic	$(10,868)	$4,379	$5,972
Foreign	(195,679)	(6,739)	20,647

	$(206,547)	$(2,360)	$26,619

c.	A reconciliation between the Company’s effective tax rate, assuming all income is taxed at statutory tax rate applicable to the income of the Company, and the U.S. statutory rate is as follows:

	Year ended December 31,
	2008	2007	2006
Income (loss) before taxes on income	$(206,547)	$(2,360)	$26,619

Theoretical tax at U.S. statutory tax rate (35%)	$(72,291)	$(826)	$9,317
State taxes, net of federal benefit	(892)	1	51
Foreign income taxed at rates other than the U.S. rate (including valuation allowance)	66,059	(2,488)	(8,431)
Nondeductible equity-based compensation expenses	4,419	4,328	3,753
Change in FIN 48 liability	510	1,820	—
Change in valuation allowance in the U.S.	7,512	—	—
Other	530	(442)	(450)

	$5,847	$2,393	$4,240

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2008	2007
Deferred tax assets (short-term):
Reserves and accruals	$127	$2,143
Intangible assets	388	—
Carryforward tax losses	—	985
Equity-based compensation	—	727
Other	—	156

Total deferred tax assets (short-term)	515	4,011
Valuation allowance	(209)	0
Total	306	4,011

Deferred tax assets (long-term):
Reserves and accruals	2,478	2,753
Equity-based compensation	1,529	343
Intangible assets	22,242	1,413
Carryforward tax losses	1,432	—
Other	258	600

Total deferred tax assets (long-term)	27,939	5,109
Valuation allowance	(27,727)	0
Total	212	5,109

Total deferred tax assets	$518	$9,120

Deferred tax liabilities (long-term):
Intangible assets	$—	$(372)
Other	$(24)	$—

Total deferred tax liabilities	$(24)	$(372)

Management believes that the deferred net tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $27,937 was provided as of December 31, 2008 (this amount includes $18,763 of deferred tax assets related to the impairment of goodwill and other intangible assets).

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

e.	The Company adopted the provisions of FIN 48 on January 1, 2007.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits is as follows:

December 31, 2007
Gross unrecognized tax benefits at January 1, 2007	$12,097
Increases in tax positions for prior years	1,055
Increase in interest related to tax positions	794
Increases in tax positions for current year	142
Lapse in statute of limitations	(22)

Gross unrecognized tax benefits at December 31, 2007	$14,066

December 31, 2008
Gross unrecognized tax benefits at January 1, 2008	$14,066
Increases in tax positions for prior years	—
Increases in interest related to tax positions	789
Increases in tax positions for current year	4
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2008	$14,859

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was also $14,859 at December 31, 2008. This is due to a valuation allowance that was provided in connection with the deferred tax asset associated with the interest related to the tax positions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $3,500. A change in unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s federal income tax returns for 2003 and 2004. The Company cannot provide an estimate of the range of the change in the unrecognized tax benefit due to the status of the examination.

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

With respect to DSP Group Israel, the Israeli Taxing Authority approved the Company’s income tax after an audit for the years ended before 2004.

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”):

Six separate investment plans of DSP Group Israel’s production facilities have been granted “Approved Enterprise” status and one investment plan of DSP Group Israel’s production facilities was filed under “Beneficiary Enterprise” status under the Investment Law. The Investment Law provides certain Israeli tax benefits for eligible capital investments in a production facility, as discussed in greater detail below.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and significantly changed the provisions of the Investment Law. Generally, DSP Group Israel’s investment programs that obtained approval for Approved Enterprise status prior to enactment of the Amendment will continue to be subject to the old provisions of the Investment Law.

The Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies are no longer required to get the Investment Center’s prior approval to qualify for tax benefits. An enterprise that receives tax benefits without the initial approval from the Investment Center is called a “Beneficiary Enterprise,” rather than the previous terminology of Approved Enterprise. The period of tax benefits for a new Beneficiary Enterprise commences in the “Year of Commencement,” which is the later of: (1) the year in which taxable income is first generated by the company, or (2) the year of election.

If a company requested the “alternative benefits” track for an Approved Enterprise under the old provisions of the Investment Law, it is precluded from filing a year of election notice for a Beneficiary Enterprise for two years after the year in which the Approved Enterprise was activated (“Cooling Period”). “Alternative benefits” track is a waiver of grants in return for a tax exemption.

DSP Group Israel has chosen the “alternative benefits” track for all of its investment plans. Accordingly, DSP Group Israel’s income from an “Approved Enterprise” and “Beneficiary Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%- 25% (based on the percentage of foreign ownership) for an additional period of eight or five years, respectively. The tax benefits under these investment plans expire starting from 2005 through 2016.

DSP Group Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, were tax exempt for two and four years, respectively, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight and six years, respectively. As of 2008, those plans were no longer entitled to a reduced corporate tax.

DSP Group Israel’s third plan, which was completed and commenced operations in 1998, was tax exempt for two years from the first year it had taxable income and was entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2008, this plan was no longer entitled to a reduced corporate tax.

DSP Group Israel’s fourth, fifth and sixth plans were approved in 1998, 2001 and 2003, respectively, which entitled DSP Group Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year the production facility subject to the plan had taxable income.

DSP Group Israel’s seventh plan has been in operation since 2006 and entitles DSP Group Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

Since DSP Group Israel is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable tax rates and tax exemptions and the computation is made for income derived from each plan on the basis and formulas specified in the Investment Law and the approvals.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

During 2006, DSP Group Israel received an approval for the erosion of the tax basis in respect to its fifth and sixth plans. During 2008, DSP Group Israel received an approval for the erosion of the tax basis in respect to its second, third and fourth plans. Those approvals resulted in increasing the taxable income attributed to the fourth, fifth and sixth plans, which are currently in operation and will be taxed at a lower tax rate than the previous plans, which in turn will decrease the overall effective tax rate.

Through December 31, 2008, DSP Group Israel met all the conditions required under the plans, which include an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

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

As of December 31, 2008, approximately $36,117 was derived from tax exempt profits earned by DSP Group Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Group Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Group Israel’s “Approved Enterprises” and “Beneficiary Enterprise” as such income is essentially permanently reinvested.

If DSP Group Israel’s retained tax-exempt income is distributed in a manner other than on the complete liquidation of the Company, the income would be taxed at the applicable corporate tax rate (currently 10%) as if the Company had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $4,013 would have been incurred as of December 31, 2008.

DSP Group Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (27% in 2008 and 26% in 2009).

By virtue of the Investment Law, DSP Group Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” and “Beneficiary Enterprise” during the first five tax years from the beginning of such use.

g.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Group Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years and accelerated depreciation.

h.	Reduction in Israeli tax rate:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “Approved Enterprise,” as described above) was 36%. In June 2004 and in July 2005, the “Knesset” (Israeli parliament) passed amendments to the Income Tax Ordinance (No. 140 and Temporary

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Provision), 2004 and (No. 147), 2005, respectively, which determined, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2006—31%, 2007—29%, 2008—27%, 2009—26% and 2010 and thereafter—25%.

i.	Non-U.S. or Israeli subsidiaries are taxed according to the applicable laws in their countries of residence except in Switzerland. In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, established in connection with the Acquisition, including the amortization period for tax purposes of goodwill and other intangible assets acquired in the Acquisition. The Swiss tax ruling process was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15% depending on the source of income and a tax amortization period of 5 to 10 years for the goodwill and other intangible assets acquired in the Acquisition.

j.	The Israeli subsidiary has accumulated losses for tax purposes as of December 31, 2008, in the amount of approximately $5,661, which may be carried forward and offset against taxable income in the future for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2008, in the amount of approximately $20,900, which may be carried forward and offset against taxable income in the future for a period of seven years.

NOTE 17:-    NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(212,394)	$(4,753)	$22,379

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings (loss) per share (in thousands)	28,387	29,495	29,343
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—	706

Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	28,387	29,495	30,049

Basic net earnings (loss) per share	$(7.48)	$(0.16)	$0.76

Diluted net earnings (loss) per share	$(7.48)	$(0.16)	$0.74

NOTE 18:-    SUBSEQUENT EVENTS

On January 27, 2009, the Company and NXP entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) pursuant to which the Company agreed to repurchase the 4,186,603 shares of the Company’s common stock issued to NXP in connection with the Acquisition (the “Shares”). The per share purchase price for

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

the Shares was determined by the parties to be the average closing price per share of the common stock on the NASDAQ Global Market during the 20 business days commencing on February 5, 2009, less fifteen percent of such average. The closing of the repurchase occurred on March 12, 2009 (the “Closing Date”), at which time the Company repurchased the Shares for an aggregate consideration of approximately $20,028. Effective as of the Closing Date, the Stockholders Agreement previously executed by the Company and NXP and all rights and obligations of the parties therein terminated and the NXP nominee to the Company’s Board of Directors, Mark Hamersma, resigned.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2008, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Stockholders to be held on June 1, 2009.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our directors and executive officers will be presented under the captions “Proposal No. 1—Election of Directors” and “Executive Offices and Directors” in our definitive proxy statement. Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our definitive proxy statement. Such information is incorporated herein by reference.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2008.

3.	List of Exhibits:

Exhibit Number	Description
2.1	Share and Business Sale Agreement, dated September 3, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on 8-K filed September 7, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, Effective as of July 19, 1999 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws, effective as of October 30, 2008 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2008, and incorporated herein by reference).

4.1	Specimen Rights Certificate (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 1997 and incorporated herein by reference).

Exhibit Number	Description
10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.2	Amended and Restated 1993 Director Stock Option Plan.††*

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).††

10.5	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.††*

10.6	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.7	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).††

10.8	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.9	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).††

10.10	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.11	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.12	Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).††

10.13	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.14	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).††

10.15	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

Exhibit Number	Description
10.16	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.17	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.18	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.19	Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of April 4, 2002 (incorporated by reference to Exhibit 2.1 to Ceva, Inc.’s Registration Statement on Form 10 (File No. 000-49842), filed on June 3, 2002).

10.20	Amendment No. 1 to Combination Agreement, by and among DSP Group, Inc., Parthus Technologies plc and Ceva, Inc., dated as of August 29, 2002 (incorporated by reference to Exhibit 2.2 to Ceva, Inc.’s registration statement on Form S-1 (File No. 333-97353), filed on July 30, 2002).

10.21	Separation Agreement by and among DSP Group, Inc., DSP Group, Ltd., Ceva, Inc., DSP Ceva, Inc. and Corage, Ltd., dated as of November 1, 2002 (filed as Exhibit 10.3 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.22	Technology Transfer Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.4 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.23	Technology Transfer Agreement between DSP Group, Ltd. and Corage Ltd., dated as of November 1, 2002 (filed as Exhibit 10.5 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.24	Tax Indemnification and Allocation Agreement between DSP Group, Inc. and Ceva, Inc., dated as of November 1, 2002 (filed as Exhibit 10.6 to Ceva, Inc.’s Current Report on 8-K filed on November 13, 2002, and incorporated herein by reference).

10.25	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.26	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Boaz Edan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.27	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.28	Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).††

Exhibit Number	Description
10.29	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference).††

10.30	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference).††

10.31	Stock Appreciation Right Agreement with Eliyahu Ayalon, dated July 2, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference).††

10.32	Stock Appreciation Right Agreement with Boaz Edan, dated July 2, 2006 (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference).††

10.33	Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.39 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.34	Intellectual Property Transfer and License Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.40 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.35	Intellectual Property Library Services and R&D Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.41 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.36	Umbrella Transitional Services Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.42 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.37	Employment Agreement by and between Brian Robertson and DSP Group Switzerland AG, effective September 1, 2007 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 6, 2007, and incorporated herein by reference).††

10.38	Amendment Agreement to Manufacturing Services Collaboration Agreement, dated January 27, 2009, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (confidential treatment requested for portions of this exhibit).*

10.39	Stock Repurchase Agreement, dated January 27, 2009, by and between DSP Group, Inc. and NXP, B.V. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on February 2, 2009, and incorporated herein by reference).

10.40	Employment Agreement by and between Ofer Elyakim and DSP Group HK Ltd, effective May 1, 2008.††*

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

Exhibit Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

†	Portions of this exhibit have been redacted and filed separately with the Commission along with a confidential treatment request.
††	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ ELIYAHU AYALON
Eliyahu Ayalon Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2009

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

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/S/ DROR LEVY Dror Levy	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/S/ ZVI LIMON Zvi Limon	Director	March 13, 2009

/S/ YAIR SHAMIR Yair Shamir	Director	March 13, 2009

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 13, 2009

/S/ LOUIS SILVER Louis Silver	Director	March 13, 2009

Signature	Title	Date

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 13, 2009

Avigdor Willenz	Director	March , 2009

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	50	(50)	0
Sales returns reserve	123	(23)	100
Year ended December 31, 2007:
Allowance for doubtful accounts	0	100	100
Sales returns reserve	100	(100)	0
Year ended December 31, 2008:
Allowance for doubtful accounts	100	(14)	86
Sales returns reserve	0	0	0