Form 10-Q
period 2009-03-31
DSP GROUP INC /DE/
filed 2009-05-11
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23006

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2580 North First Street, Suite 460 San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 986-4300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 22,733,748 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,284	$68,886
Restricted deposit	115	115
Marketable securities and short-term deposits	24,979	12,449
Trade receivables, net	23,826	39,603
Deferred income taxes	259	306
Other accounts receivable and prepaid expenses	17,187	14,607
Inventories	12,301	14,098
Related party receivable	—	2,760

TOTAL CURRENT ASSETS	123,951	152,824

PROPERTY AND EQUIPMENT, NET	13,208	14,822

LONG-TERM ASSETS:
Long-term marketable securities	33,736	40,051
Long-term prepaid expenses and lease deposits	1,183	1,331
Deferred income taxes	200	212
Severance pay fund	6,822	7,286
Intangible assets, net	29,547	32,728

	71,488	81,608

TOTAL ASSETS	$208,647	$249,254

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$13,923	$12,721
Accrued compensation and benefits	6,949	11,490
Income tax accruals and payables	16,003	15,878
Accrued expenses and other accounts payable	11,858	12,070
Related party payable	—	8,306

Total current liabilities	48,733	60,465

LONG-TERM LIABILITIES:
Accrued severance pay	8,028	8,008
Other long-term liability	—	455
Accrued pensions	1,526	1,675
Deferred tax liabilities	19	24

Total long-term liabilities	9,573	10,162

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at March 31, 2009 and December 31, 2008; Issued and outstanding shares: none at March 31, 2009 and December 31, 2008	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 at March 31, 2009 and December 31, 2008; Issued and outstanding: 22,733,748 and 26,730,914 shares at March 31, 2009 and December 31, 2008, respectively	23	27
Additional paid-in capital	317,509	314,484
Treasury stock	(125,142)	(107,749)
Accumulated other comprehensive income (loss)	(1,680)	51
Accumulated deficit	(40,369)	(28,186)

Total stockholders’ equity	150,341	178,627

Total liabilities and stockholders’ equity	$208,647	$249,254

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Revenues	$39,914	$72,729
Costs of revenues (includes $8,013 and $18,429 with related party for the three months ended March 31, 2009 and 2008, respectively) (1)	26,504	45,776

Gross profit	13,410	26,953

Operating expenses:
Research and development (2)	13,738	20,028
Sales and marketing (3)	4,516	6,021
General and administrative (4)	3,814	4,250
Intangible assets amortization	3,047	5,782

Total operating expenses	25,115	36,081

Operating loss	(11,705)	(9,128)
Interest and other income, net	603	1,234

Loss before taxes on income	(11,102)	(7,894)
Tax benefit (5)	(411)	(286)

Net loss	$(10,691)	$(7,608)

Net loss per share:
Basic	$(0.41)	$(0.25)

Diluted	$(0.41)	$(0.25)

Weighted average number of shares used in per share computations of net loss:
Basic	26,083	30,574

Diluted	26,083	30,574

(1)	Includes equity-based compensation expense in the amount of $208 and $257 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Includes equity-based compensation expense in the amount of $1,575 and $2,091 for the three months ended March 31, 2009 and 2008, respectively.

(3)	Includes equity-based compensation expense in the amount of $458 and $507 for the three months ended March 31, 2009 and 2008, respectively.

(4)	Includes equity-based compensation expense in the amount of $780 and $1,106 for the three months ended March 31, 2009 and 2008, respectively.

(5)	Includes tax benefit resulting from equity-based compensation expense in the amount of $0 and $131 for the three months ended March 31, 2009 and 2008, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$4,546	$(151)
Investing activities
Purchase of marketable securities and short-term investments	(21,880)	(10,034)
Proceeds from maturity and sale of marketable securities and short-term investments	15,344	41,856
Investment in a restricted deposit	—	(3,293)
Purchases of property and equipment	(1,177)	(4,097)
Payment of transaction costs related to the acquisition of the cordless and VoIP terminals business of NXP B.V. (1)	—	(589)

Net cash provided by (used in) investing activities	(7,713)	23,843
Financial activities
Purchase of treasury stock	(20,028)	(23,941)
Issuance of common stock and treasury stock for cash upon exercise of options	—	68

Net cash used in financing activities	(20,028)	(23,873)

Decrease in cash and cash equivalents	$(23,195)	$(181)

Cash erosion due to exchange rate differences	(407)	149

Cash and cash equivalents at the beginning of the period	$68,886	$69,586

Cash and cash equivalents at the end of the period	$45,284	$69,554

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended March 31, 2008
Balance at December 31, 2007	31,230	$31	$300,542	$(63,804)	$187,063	$1,025		$424,857
Net loss		—	—	—	(7,608)		$(7,608)	(7,608)

Unrealized gain from hedging activities, net		—	—	—	—	89	89	89

Unrealized loss from marketable securities, net		—	—	—	—	(32)	(32)	(32)

Foreign currency translation adjustments, net		—	—	—	—	1,364	1,364	1,364

Total comprehensive loss							$(6,187)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	82	—	—	1,605	(758)			847
Issuance of treasury stock upon exercise of stock options by employees	6	—	—	99	(31)			68
Purchase of treasury stock	(2,171)	(2)	2	(25,921)				(25,921)
Equity based compensation	—	—	3,961	—	—	—		3,961

Balance at March 31, 2008	29,147	$29	$304,505	$(88,020)	$178,666	$2,446		$397,626

Three Months Ended March 31, 2009
Balance at December 31, 2008	26,731	$27	$314,484	$(107,749)	$(28,186)	$51		$178,627
Net loss		—	—	—	(10,691)		$(10,691)	(10,691)
Unrealized loss from hedging activities, net		—	—	—	—	(1,076)	(1,076)	(1,076)
Unrealized loss from marketable securities, net		—	—	—	—	(399)	(399)	(399)
Foreign currency translation adjustments, net		—	—	—	—	(256)	(256)	(256)

Total comprehensive loss							$(12,422)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	—	—	2,635	(1,492)			1,143
Purchase of treasury stock	(4,187)	(4)	4	(20,028)				(20,028)
Equity based compensation	—	—	3,021	—	—	—		3,021

Balance at March 31, 2009	22,734	$23	$317,509	$(125,142)	$(40,369)	$(1,680)		$150,341

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2008.

NOTE B— RESTRUCTURING COSTS AND OTHER

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

As of March 31, 2009, payments aggregating $2,027 were made in connection with the additional restructuring plan. The total liability balance for the additional restructuring plan is $298.

Summary of the additional restructuring plan:

	Initial costs	Adjustments to cost	Cash payments	Accrued as of March 31, 2009	Total costs
Severance and related benefits	$1,920	$(42)	$(1814)	$64	$1,878
Other	487	(40)	(213)	234	447
Total restructuring and other	$2,407	$(82)	$(2,027)	$298	$2,325

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

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Work-in-process	$1,374	$1,617
Finished goods (*)	10,927	12,481

	$12,301	$14,098

(*)	The finished products inventory includes $363 and $755 of inventory held in consignment by other parties as of March 31, 2009 and December 31, 2008, respectively. Write off of inventory amounted to $44 and $678 for the three months ended March 31, 2009 and 2008, respectively.

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

	Three months ended March 31,
	2009	2008
Net loss	$(10,691)	$(7,608)
Loss per share:
Basic	$(0.41)	$(0.25)

Diluted	$(0.41)	$(0.25)

Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share (in thousands)	26,083	30,574

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—

Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	26,083	30,574

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2009 and December 31, 2008:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short-term deposit	$18,110	$2,518	$—	$—	$18,110	$2,518
U.S. government obligations and political subdivisions	11,647	19,163	48	274	11,695	19,437
Corporate obligations	29,511	30,973	(601)	(428)	28,910	30,545

	$59,268	$52,654	$(553)	$(154)	$58,715	$52,500

The amortized cost of available-for-sale debt securities at March 31, 2009, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses)		Estimated fair value
		Gains	(Losses)
Due in one year or less	$25,007	$19	$(47)	$24,979
Due after one year to five years	34,261	142	(667)	33,736

	$59,268	$161	$(714)	$58,715

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized losses in the Company’s investments in all types of marketable securities were caused mainly by overall market conditions and interest rate changes. Since the Company has the ability and intent to hold these investments until a recovery of fair value, other than certain investments referenced below, the Company does not consider its investments to be other than temporarily impaired at March 31, 2009.

The Company determined that the decline in the fair value of certain of its securities were other than temporary, notwithstanding its intent to hold such securities until maturity. As a result, the amortized cost of available-for-sale debt securities at March 31, 2009 set forth in the table above includes a write down of $2,961 associated with such securities, which write down was recorded in 2008.

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

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2009 and March 31, 2008 included tax benefit associated with equity-based compensation expenses in the amount of $0 and $131, respectively. As of March 31, 2009 and December 31, 2008, the Company did not record any deferred tax assets due to a change in its estimation of future taxable income primarily as a result of general adverse market conditions.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15,059 and $14,859 at March 31, 2009 and December 31, 2008, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2009 and December 31, 2008, the Company had accrued interest and penalties relating to unrecognized tax benefits of $3,700 and $3,500, respectively. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s U.S. federal income tax returns for 2003 and 2004. The Company currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

With respect to DSP Group Ltd., the Company’s Israeli subsidiary, the Company is no longer subject to income tax audits for years before 2004.

NOTE G—SIGNIFICANT CUSTOMERS

The Company sells its products primarily through distributors and directly to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who incorporate the Company’s products into consumer products The Company’s future performance will depend, in part, on the continued success of its distributors in marketing and selling its products. The loss of the Company’s distributors and the Company’s inability to obtain satisfactory replacements in a timely manner may harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. A significant amount of its revenues will continue to be derived from a limited number of large customers. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 29% and 26% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% and 16% of the Company’s revenues for the three months ended March 31, 2009 and 2008, respectively. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 13% and 11% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively.

Sales to Hong Kong-based VTech represented 28% and 18% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively. Sales to Hong Kong-based CCT Telecom represented 6% and 10% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively.

NOTE H—DERIVATIVE INSTRUMENTS

Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of SFAS Statement No. 133” (“SFAS No. 161”). Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts and put options (collectively, “hedging contracts”). The policy, however, prohibits the Company from speculating on hedging contracts for profit.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and are all effective hedges of these expenses. In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e.

hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2009, the aggregate amount of hedging contracts held by the Company to offset foreign currency fluctuations was $16,800. These hedging contracts do not contain any credit-risk-related contingency features. See Note L for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $34 and $1,137, respectively, at March 31, 2009. The Company recorded a net amount of $1,103 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at March 31, 2009.

The amount recorded in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of operations for the quarter ended March 31, 2009 that resulted from the above referenced hedging transactions was $560, $95 and $68, respectively.

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

NOTE J—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended March 31, 2009 and March 31, 2008:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended March 31, 2009 and March 31, 2008 was $2.44 and $3.79 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Volatility	61.75%	52.92%
Risk-free interest rate	1.99%	3.34%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.51%	3.68%
Post-vest cancellation rate	2.13%	1.59%
Suboptimal exercise factor	1.64	1.65

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended March 31, 2009 and 2008 derived from the binomial model was 4.07 and 4.40 years, respectively.

Employee Stock Benefit Plans

As of March 31, 2009, the Company had five stock option plans and one employee stock purchase plan. As of March 31, 2009, approximately 214,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,402,000 shares of common stock remain available for grant under the Company’s stock option plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock option plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2009	8,358,717	$18.54
Options granted	585,900	$6.44
SAR units granted (1)	2,303,200	$5.97
Options / SAR units cancelled/forfeited/expired	(201,258)	$17.44
Options exercised	—	—
Outstanding at March 31, 2009 (2)	11,046,559	$15.30	5.09
Exercisable at March 31, 2009 (3)	4,996,994	$21.12	3.67

(1)	The SAR units in the above table, which were granted subsequent to January 1, 2009, are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount can be exercised for a maximum of 8,128,073 shares of the Company’s common stock. SAR grants made prior to January 1, 2009 and after January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% and 75%, respectively, of the SAR units subject to the grant.

(3)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount is a maximum of 4,003,410 shares of the Company’s common stock.

All stock options and SARs outstanding at March 31, 2009 are with exercise prices above $4.32 per unit (the closing price of the Company’s common stock at March 31, 2009) and therefore are out of the money.

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2009 and 2008 totaled $3,021 and $3,961, respectively. The total income tax benefit recognized in the statement of operations relating to the Company’s equity-based compensation expense for the three months ended March 31, 2009 and 2008, was $0 and $131, respectively.

As of March 31, 2009, there was $13,008 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s stock option plans. This amount is expected to be recognized during the period from 2009 through 2013.

NOTE K—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended)” (“SFAS 132(R)”). The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2009 and 2008 are as follows.

The following table provides the components of net periodic benefit cost for the period ended March 31, 2009 and 2008 (in thousands):

	March 31, 2009	March 31, 2008
Components of net periodic benefit cost
Service cost	$53	$34
Interest cost	46	—
Expected return on plan assets	(38)	—
Exchange rate expenses (income)	(127)	211

Net periodic benefit cost (income)	$(66)	$245

The liabilities for the Company’s pension and other post-retirement benefit plans were calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” The net pension liability as of March 31, 2009 amounted to $1,526.

NOTE L—FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s financial assets and liabilities subject to fair value measurement provisions as of March 31, 2009 comprised the following (in thousands):

	Balance as of	Fair Value Measurements
	March 31, 2009	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$18,179	—	$18,179	—
Money market mutual funds	$1,604	$1,604	—	—
Short-term marketable securities and cash deposits:
Corporate debt securities	$6,869	—	$6,869	—
Time deposits	$18,110	—	$18,110	—
Long-term marketable securities:
U.S. government securities	$11,695	—	$11,695	—
Corporate debt securities	$22,041	—	$22,041	—
Derivative liability	$1,103	—	$1,103	—

The Company’s financial assets and liabilities subject to fair value measurement provisions as of December 31, 2008 comprised the following (in thousands):

	Balance as of	Fair Value Measurements
	December 31, 2008	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$28,656	—	$28,656	—
Money market mutual funds	$7,127	$7,127	—	—
Short-term marketable securities and cash deposits:
Corporate debt securities	$9,931	—	$9,931	—
Time deposits	$2,518	—	$2,518	—
Long-term marketable securities:
U.S. government securities	$19,437	—	$19,437	—
Corporate debt securities	$20,614	—	$20,614	—
Derivative liability	$27	—	$27	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Effective January 1, 2009, all other nonfinancial assets and liabilities measured at fair value in the financial statements on a nonrecurring basis are subject to SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). Nonfinancial nonrecurring assets and liabilities included in the Company’s condensed consolidated balance sheets include long lived assets that are measured at fair value to test for and measure an impairment charge, when necessary. No such nonfinancial assets or liabilities were subject to SFAS No. 157 for the three months ended March 31, 2009.

NOTE M—STOCKHOLDERS’ EQUITY

During the first quarter of 2009, in accordance with the Stock Repurchase Agreement executed by the Company and NXP on January 27, 2009, the Company repurchased 4,186,603 shares of its common stock that were issued to NXP in connection with the Acquisition at the purchase price of $4.78 per share for approximately $20,028.

No shares were repurchased under the Company’s board authorized share repurchase program during the first quarter of 2009. As of March 31, 2009, 255,488 shares of the Company’s common stock remain authorized for repurchase under the share repurchase program.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142 “Goodwill and Other Intangible Assets.” The Company adopted FSP 142-3 effective January 1, 2009. The adoption of this standard did not have material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 had no financial impact on the Company’s consolidated financial statements and only required additional disclosures. The Company has applied the requirements of SFAS No. 161 prospectively. Therefore, disclosures related to comparative periods prior to the date of adoption have not been presented. See Note H for details.

In February 2008, the FASB issued FSP 157-2 “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In addition, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. FSP 157-2 was effective for the Company beginning January 1, 2009. The adoption of this standard did not have material impact on the Company’s consolidated financial statements. See Note L for details.

In December 2008, the FASB issued FSP No. FAS 132 (R) -1 “Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003)” (“FSP No. 132 (R) -1”). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP 132 (R) -1 is effective for fiscal years ending after December 15, 2009. The Company is currently assessing the potential impact that adoption of this standard may have on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” It requires the fair value for all financial instruments within the scope of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The Company is currently assessing the potential impact that adoption of this standard may have on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The Company is currently assessing the potential impact that adoption of this standard may have on its financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (collectively, the “FSP”). The FSP is intended to provide greater clarity to investors about the credit and noncredit component of a other-than-temporary impairment event and to more effectively communicate when a other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of a other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulate other comprehensive income. The FSP will be effective for the Company for the quarter ending June 30, 2009. The Company is currently evaluating the impact of adopting the FSP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and include, without limitation, statements regarding:

•

Our expectation that sales from Digital Enhanced Cordless Telephony (“DECT”) and 2.4GHz products and, to a lesser extent, 5.8GHz products, will continue to represent a significant percentage of our revenue for the remainder of 2009;

•	Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future;

•

Our belief that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT product;.

•

Our belief that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products;

•

Our belief that U.S. sales of our DECT 6.0 products will continue to increase on account of the decrease in sales of our 2.4GHz and 5.8GHz products as the shift to DECT 6.0 products in the U.S. market is occurring at a fast pace;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz product, for 2009 and the long term;

•	Our belief that the market will remain price sensitive for the remainder of 2009 and that price erosion will continue;

•	Our belief that research and development expenses in absolute dollars will decrease in 2009 as compared to 2008;

•	Our belief that interest rate fluctuations will not have a material effect on our financial position on an annual or quarterly basis; and

•	Our belief that our available cash, cash equivalents, cash deposits and marketable securities at March 31, 2009 should be sufficient to finance our operations for both the short and long term.

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

In September 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. We also agreed to a contingent cash payment of up to $75 million payable based on future revenue performance of the products of the CIPT Business for the first four financial quarters following the closing of the Acquisition. Such revenue milestones were not achieved and no additional cash payments were made to NXP. On March 12, 2009, we repurchased the shares of common stock issued to NXP in connection with the Acquisition for an aggregate consideration of approximately $20,028,000.

Our current primary focus is digital cordless telephony with sales of our in-house developed Communications over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 91% of our total revenues for the first quarter of 2009. Our revenues were $39.9 million for the first quarter of 2009, a decrease of 45% in comparison to the same period of 2008. This decline resulted from decreased sales of all of our product lines. We believe that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products. On the other hand, we believe sales of our DECT 6.0 products in the U.S. market will continue to increase on account of the decrease in sales of our 2.4GHz and 5.8GHz products as the shift to DECT 6.0 products in the U.S. market is occurring at a fast pace.

Our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices. Our gross margin decreased to a level of 33.6% of total revenues for the first quarter of 2009 from 37% for the first quarter of 2008, primarily due to the decline in overall revenues, the continued decline in average selling prices of our products, and the increased sales of DECT products with lower gross margin on account of 5.8GHz and 2.4GHz products with higher gross margin. The cordless telephony market is additionally undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive for the remainder of 2009 and expect price erosion to continue. Moreover, various other factors, including increases in raw materials and commodity costs and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, all may decrease our gross profit in future periods. Furthermore, the current worldwide economic downturn has resulted in a decrease in product demand, excess customer inventories, accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, reduced corporate profits and capital, liquidity concerns and general adverse business conditions. The downturn also has resulted in a significant downturn of the semiconductor industry, the industry in which we operate. Moreover, our semiconductor OEM customers incorporate our chipsets into consumer electronics products, the demand for which has significantly slowed due to the economic downturn and more specifically decreased consumer confidence. We currently anticipate that our revenues and gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

Our operating expenses decreased by 30% for the first quarter of 2009 compared to the same period for 2008, reaching a level of $25.1 million. The decrease in operating expenses for the first quarter of 2009 as compared to the same period of 2008 was primarily attributable to (i) a decrease in the amortization cost for intangibles assets related to the Acquisition in the amount of $2.7 million, resulting from the recordation of impairment costs related to such intangible assets in 2008 which decreased the original cost of such intangible assets for future amortization measurement, (ii) a decrease in payroll and facilities expenses related to research and development, resulting from our restructuring plans, which included a reduction in the numbers of employees and the shut down of some of our sites, (iii) a decrease in IP and tapeout expenses related to research and development, (iv) a decrease in commission expenses due to decreased sales for the first quarter of 2009, and (v) a decrease in equity-based compensation expenses. Our operating loss was $11.7 million for the first quarter of 2009, approximately 29% of revenues, compared to $9.1 million of operating loss for the same period of 2008, representing 13% of revenues. The increase in operating loss was mainly due to the decrease in overall revenues and gross margins, offset to some extent by the decrease in operating expenses as noted above.

We believe there are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market, our primary market, from sales of 2.4GHz and 5.8GHz products towards DECT products, a trend that is occurring faster than anticipated. The shift resulted in an overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margin than our 2.4GHz and 5.8GHz products. We also are witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We continue to expand our presence in the U.S. and European DECT markets to maintain our business. Revenues derived from the sale of DECT products represented 72% of our total revenues for the first quarter of 2009. In addition to DECT technologies, we are investing in developing CoIP technologies in-house. Our strategic focus is to launch next generation products to capitalize on the transition underway in the residential communications market with the move from wireless voice communication to voice communication over IP networks and ultimately the convergence of voice, video and data communication. As an initial step, we introduced products to facilitate the deployment of residential broadband services. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication that integrate voice, data and video with broadband offerings. To that end, we recently introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of March 31, 2009, our principal source of liquidity consisted of cash and cash equivalents of approximately $45.3 million and marketable securities of approximately $58.7 million, totaling $104.0 million. Our cash, investments and securities were materially decreased during the first quarter of 2009, mainly due to the repurchase of 4,186,603 shares of our common stock from NXP for approximately $20,028,000.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $39.9 million for the first quarter of 2009, as compared to $72.7 million for the same period in 2008. This decrease was primarily as a result of decreased sales of all of our lines of products, especially our DECT products. Sales of DECT products were $28.9 million and $45.9 million for the first quarter of 2009 and 2008, respectively, representing approximately 72% and 63% of our total revenues for the first quarter of 2009 and 2008, respectively, a decrease of 37% in absolute dollars. Sales of 5.8GHz products were $0.7 million and $5.2 million for the first quarter of 2009 and 2008, respectively, representing approximately 2% and 7% of our total revenues for the first quarter of 2009 and 2008, respectively, representing a decrease of 86% in absolute dollars. Sales of 2.4GHz products were $6.8 million and $8.9 million for the first quarter of 2009 and 2008, respectively, represented 17% and 12% of our total revenues for the first quarter of 2009 and 2008, respectively, representing a decrease of 24% in absolute dollars. The decrease in revenues on a percentage basis and in absolute dollars generated by our 5.8 GHz and 2.4 GHz products for the comparable periods was mainly attributable to increased sales of our DECT 6.0 products in the U.S. market on account of sales of those products.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Period ended March 31,
	2009	2008
United States	$388	$6,732
Japan	$15,896	$26,308
Europe	$3,413	$10,398
Hong Kong	$17,218	$24,637
Other	$2,999	$4,654

Total revenues	$39,914	$72,729

Sales to our customers in Hong Kong decreased for the first quarter of 2009 as compared to the same period of 2008, representing a 30% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from (i) a decrease in sales to Vetch, representing a 12% decrease in absolute dollars, and (ii) a decrease in sales to CCT, representing a 66% decrease in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from (i) a decrease in sales to Panasonic, representing a 48% decrease in absolute dollars, and (ii) a decrease in sales to the Japanese domestic market and to Uniden, both a 32% decline in absolute dollars. We anticipate that sales to our Hong Kong-based customers will continue to increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products.

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

Significant Customers. The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 29% of our total revenues for the first quarter of 2009 as compared to 26% for the same period of 2008. The increase was primarily due to the decrease in overall revenues for the first quarter of 2009, which increased the percentage of revenues attributable to Tomen out of our total revenues.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., (“Panasonic”), has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% and 16% of our revenues for the three months ended March 31, 2009 and 2008, respectively. Sales through Tomen Electronics or directly to Uniden represented 13% and 11% of our revenues for the three months ended March 31, 2009 and 2008, respectively. The loss of

Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Other significant customers of the company include various Hong Kong-based OEMs. Sales to VTech represented 28% and 18% of the total revenues for the three months ended March 31, 2009 and 2008, respectively. Sales to CCT Telecom represented 6% and 10% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

Significant Products. Revenues from our DECT products represented 72% of our total revenues for the first quarter of 2009. Revenues from our 5.8GHz and 2.4GHz digital products represented 2% and 17%, respectively, of our total revenues for the first quarter of 2009. We believe that sales of DECT and 2.4GHz digital products and, to a lesser extent, 5.8GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2009. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products. We believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products for the remainder of 2009 and the long term.

Gross Profit. Gross profit as a percentage of revenues was 33.6% for the first quarter of 2009 and 37% for the first quarter of 2008. The decrease in our gross profit was primarily due to the continuing decline in the average selling prices of our products and the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margin. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve the corresponding cost reductions, roll-out of new products in any given period and our failure to introduce new engineering processes, increases in raw materials such as gold and oil and silicon wafer costs and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses decreased to $13.7 million for the first quarter of 2009 from $20.0 million for the first quarter of 2008. The decrease in research and development expenses in 2009 as compared to the same period of 2008 was mainly attributed to (i) savings of $1.3 million as a result of the shut down of, or reduction in capacity at, some of our sites as part of our restructuring plans, (ii) savings of $1.4 million in IP and tapeouts expenses, (iii) savings of $1.8 million in payroll expenses, resulting mainly from the reduction in the number of employees at sites that remain operation after implementation of our restructuring plans in 2008, (iv) a devaluation of the NIS against the U.S. dollar with respect to our Israeli facilities and employees which reduced the research and development expenses attributable to such facilities and employees, and (v) a decrease in equity-based compensation expenses of $0.5 million.

Our research and development expenses as a percentage of total revenues were 34% for the three months ended March 31, 2009 and 28% for the three months ended March 31, 2008. This increase in research and development expenses as a percentage of total revenues was due to the decrease in absolute dollars of our total revenues.

As we implemented two restructuring plans following the Acquisition to improve operational efficiency at our various sites and to reduce our operating expenses for 2009, our research and development expenses in absolute dollars are expected to decrease in 2009 in comparison to 2008.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.5 million for the first quarter of 2009 from $6.0 million for the first quarter of 2008. The decrease in sales and marketing expenses was mainly attributed to (i) a decrease in sales commissions paid due to a lower level of revenues subject to sales commissions for the first quarter of 2009, as compared to the same period of 2008, and (ii) a decrease in payroll expenses due to lower number of sales and marketing employees and contractors, partially as a result of our restructuring plans.

Our sales and marketing expenses as a percentage of total revenues were 11% and 8% for the three months ended March 31, 2009 and 2008, respectively. This increase in sales and marketing expenses as a percentage of total revenues was due to the decrease in our total revenues.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.8 million for the three months ended March 31, 2009, as compared to $4.3 million for the three months ended March 31, 2008. The decrease in general and administrative expenses for the first quarter of 2009 was mainly due to the decrease in equity-based compensation expenses. Equity-based compensation expenses amounted to $0.8 million for the first quarter of 2009 as compared to $1.1 million for the first quarter of 2008. General and administrative expenses as a percentage of total revenues were 10% and 6% for the first quarters of 2009 and 2008, respectively. This increase in general and administrative expenses as a percentage of total revenues was due to the decrease in our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first quarter of 2009, we recorded an expense of approximately $3.0 million, as compared to $5.8 million for the three month ended March 31, 2008, relating to the amortization of intangible assets associated with the Acquisition. The decrease was due to the recordation of impairment costs of such intangible assets in 2008, which reduced the basic cost of such intangible assets and therefore the future amortization cost of such intangible assets.

Interest and Other Income, net. Interest and other income, net, for the three months ended March 31, 2009 decreased to $0.6 million from $1.2 million for the three months ended March 31, 2008. The decrease was due to (i) a decrease in our level of cash, cash equivalents and marketable securities attributable to our various share repurchases since the first quarter of 2008, (ii) lower interest rates, and (iii) the devaluation of the Euro against the U.S. dollar, which resulted in expenses associated with the exchange rate differences.

Our total cash, cash equivalents and marketable securities were $104.0 million as of March 31, 2008, compared to $135.5 million as of March 31, 2008.

Provision for Income Taxes. Our income tax benefit was $0.4 million for the first quarter of 2009, as compared to $0.3 million for the first quarter of 2008. As of March 31, 2009 and December 31, 2008, we did not record any deferred tax assets due to a change in our estimation of future taxable income primarily as a result of general adverse market conditions.

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

On April 1, 2005, an amendment to the Israeli Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment qualifies for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplified the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (26% for 2009). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

As of December 31, 2006, DSP Group Ltd. has elected the status of a Privileged Enterprise under the amendment to the Israeli Investment Law for its seventh plan. The seventh plan entitles DSP Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

In connection with the Acquisition, the Company received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by the Company’s Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition by our Swiss subsidiary. Pursuant to the tax ruling, the Company’s Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the Acquisition by our Swiss subsidiary

Currently, our U.S. federal income tax returns for 2003 and 2004 are under examination. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the U.S. Internal Revenue Service of the Company’s U.S. federal income tax returns for 2003 and 2004. We currently cannot make an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first quarter of 2009, we generated $4.5 million of cash and cash equivalents from our operating activities. Cash used for operating activities amounted to $0.2 million for the first quarter of 2008. The increase in net cash provided by operating activities for the first quarter of 2009 as compared to cash used for operating activities for the same period in 2008 resulted mainly from a decrease in accounts receivable by $16.1 million during the first quarter of 2009, as compared with a decrease in accounts receivable of $7.0 million during the first quarter of 2008. The increase in cash from operating activities was also the result of a decrease in inventories by $1.7 million for the first quarter of 2009, as compared to an increase by $1.3 million during the same period in 2008. The above increase in cash from operating activities was offset to some extent by an increase in net loss for the comparable periods.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2009, we purchased $21.9 million of marketable securities and short-term deposits, as compared to $10.0 million during the first three months of 2008. During the first three months of 2009 and 2008, $15.3 million and $41.9 million, respectively, of marketable securities matured, were called by the issuer or were sold.

As of March 31, 2009, the amortized cost of our marketable securities and short-term deposits was $59.3 million and their stated market value was $58.7 million, representing an unrealized loss of $0.6 million, which was caused mainly by overall market conditions and interest rate changes. The amortized cost of our marketable securities and short-term deposits as of March 31, 2009 includes a write-down of $2,961,000 associated with certain securities that was recorded in 2008. This write-down was based on our determination that the decline in fair value of the securities was other than temporary, notwithstanding our intent to hold such securities until maturity.

Our capital equipment purchases for the first three months of 2009, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.2 million, as compared to $4.1 million for the first three months of 2008.

Financing Activities. During the first quarter of 2009, we repurchased 4,186,603 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20,028,000.

We received $0 million and $0.1 million upon the exercise of employee stock options during the first quarter of 2009 and 2008, respectively. We cannot predict cash flows from option exercises for future periods.

In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million, 2.5 million and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. The number of shares authorized for repurchase after giving effect to the January 2008 board approval was 5.1 million. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of the 5.1 million shares of our common stock authorized for repurchase, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases. During the first quarter of 2008, we repurchased 2,170,584 shares of our common stock at an average purchase price of $11.91 per share for approximately $25.9 million (approximately $23.9 million was paid in cash as of March 31, 2008) pursuant to our board-approved share repurchase program. No repurchases were made during the first quarter of 2009 pursuant to our board-approved share repurchase program. As of March 31, 2009, 255,488 shares of our common stock remain authorized for repurchase.

As of March 31, 2009, we had cash and cash equivalents totaling approximately $45.3 million and marketable securities of approximately $58.7 million.

Our working capital at March 31, 2009 was approximately $75.2 million, compared to $108.9 million as of March 31, 2008. The decrease in working capital was mainly due to the share repurchases made since the first quarter of 2008 through March 31, 2009. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks, Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, cash deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits in the U.S. or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash balances and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our cash; however, we can provide no assurances that access to our cash will not be affected if the financial institutions that we hold our cash fail or the financial and credit markets continue to worsen.

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. corporations, state and political subdivisions of our U.S. government. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. However, we can provide no assurances that we will recover present declines in the market value of our investments.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material affect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2009, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2009. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for approximately 29% of our total revenues for the three months ended March 31, 2009. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% of our revenues for the three months ended March 31, 2009. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

We rely significantly on revenue derived from a limited number of customers

We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period. Our five largest customers – CCT, Gigaset, Panasonic, Uniden and VTech – accounted for approximately 69% of total revenues for the three months ended March 31, 2009. In addition to Panasonic mentioned above, sales to Uniden, CCT Telecom and VTech represented approximately 13%, 6%, 28% and 7%, respectively, of total revenues for the three months ended March 31, 2009. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are OEMs and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first quarter of 2009. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 91% and 84% of our total revenues for the first quarters of 2009 and 2008, respectively. Revenues from our DECT products represented 72% and 63% of our total revenues for the first quarters of 2009 and 2008, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 2% and 17%, respectively, of total revenue for the first quarter of 2009, and 7% and 12%, respectively, of our total revenues for the first quarter of 2008. We believe U.S. sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products.

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

We believe new developments in the home residential market may adversely affect the revenues we derive from our digital cordless telephony products. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, may reduce the market for products using fixed-line telephony. This decrease in demand would reduce our revenues derived from, and unit sales of, our digital Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

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

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for the first quarter of 2009 was 33.6%, as compared to 37% for the first quarter of 2008. We currently believe that our gross profit will decrease in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically. In addition to the continued decline in the average selling prices of our products, our gross profit may further decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2009. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the Acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT and Voice over Internet Protocol, or “VoIP” products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. In addition, NXP has announced the closing of its Fishkill, New York, manufacturing facilities which will result in the transfer of some of our products being manufactured at the Fishkill facility to NXP’s Nijmegen facility. We are in the process of working with NXP to re-qualify some of our products at the Nijmegen facility and establish other procedures for the transfer of manufacturing capabilities, including the building of sufficient inventory during the transition period, in order not to disrupt our product shipments and customer relationships. However, if the re-qualification of some of our products in the Nijmegen facility or the other procedures we are establishing for the transfer of manufacturing capabilities are not completed in a timely and satisfactory manner, we fail to build sufficient inventory during the transition period or NXP otherwise is not able to meet its obligations to us under the Manufacturing Services Collaboration Agreement, as amended, our product shipments may be disrupted, customer relationships may be harmed and our business could be materially adversely affected. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, including due to financial or operational hardships within NXP as a result of the current significant downturn within the semiconductors industry or otherwise, and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers – generally consumer electronics retailers. A decrease in the consumer electronics retailers’ demand or a build up of their inventory, both of which are out of our control, may cause a cancellation, change or deferral of purchase orders on at short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. We place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

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

We sell our products to a limited number of OEM customers directly or through a network of distributors. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2009, 255 of our 400 employees were located in Israel, including 163 out of 271 of our research and development personnel In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, such as the current conflict in the Gaza Strip between Israel and Hamas, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2009. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2009.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2009 to January 31, 2009)	—		—		—	255,488	(1)
Month #2 (February 1, 2009 to February 29, 2009)	—		—		—	255,488	(1)
Month #3 (March 1, 2009 to March 31, 2009)	4,186,603	(2)	$4.78	(2)	—	255,488	(1)
TOTAL	4,186,603	(2)	$4.78	(2)	—	255,488	(1)

(1)	In March 1999, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock. In July 2003, October 2004 and January 2007, our board authorized the repurchase of an additional 2.5 million shares, 2.5 million shares and 3.0 million shares of our common stock, respectively, for repurchase. In January 2008, our board authorized an additional 2.9 million shares for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million shares. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan for up to 5,000,000 shares of the 5.1 million shares of our common stock authorized for repurchase, which plan became effective on February 7, 2008. The share repurchase plan is in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, that is designed to facilitate these purchases. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date. No repurchases were made during the first quarter of 2009 pursuant to our share repurchase program. Pursuant to our share repurchase program, 255,488 shares of our common stock remain authorized for repurchase as of March 31, 2009.

(2)	On January 27, 2009, we entered into a Stock Repurchase Agreement with NXP pursuant to which we agreed to repurchase the 4,186,603 shares of our common stock issued to NXP in connection with the Acquisition (the “Shares”). The repurchase of the Shares occurred on March 12, 2009, at which time we repurchased the Shares at an average purchase price of $4.78 per share for an aggregate consideration of approximately $20,028,000.

ITEM 6.	EXHIBITS.

Exhibit 10.1	Stock Repurchase Agreement, dated January 27, 2009, between DSP Group, Inc. and NXP B.V. (filed on February 2, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference).

Exhibit 10.2	Amendment Agreement to the Manufacturing Services Collaboration Agreement, dated January 27, 2009, among DSP Group, Inc., NXP B.V. and DSP Group, Ltd. (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 11, 2009	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)