Form 10-Q/A
period 2009-03-31
DSP GROUP INC /DE/
filed 2009-07-13
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

DSP Group, Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on May 11, 2009 (the “Original Filing”), solely to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing and to amend in its entirety Part II, Item 6 of the Original Filing. The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing. No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.

ITEM 6. EXHIBITS.

Exhibit 10.1	Stock Repurchase Agreement, dated January 27, 2009, between DSP Group, Inc. and NXP B.V. (filed on February 2, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference).

Exhibit 10.2	Amendment Agreement to the Manufacturing Services Collaboration Agreement, dated January 27, 2009, among DSP Group, Inc., NXP B.V. and DSP Group, Ltd. (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished on May 11, 2009 as Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished on May 11, 2009 as Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q, and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC.
(Registrant)

Date: July 10, 2009	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

4