Form 10-Q
period 2009-06-30
DSP GROUP INC /DE/
filed 2009-08-10
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 3, 2009, there were 22,901,051 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,230	$68,886
Restricted deposit	115	115
Marketable securities and short-term deposits	24,653	12,449
Trade receivables, net	31,597	39,603
Deferred income taxes	202	306
Other accounts receivable and prepaid expenses	13,394	14,607
Inventories	12,571	14,098
Related party receivable	—	2,760

TOTAL CURRENT ASSETS	128,762	152,824

PROPERTY AND EQUIPMENT, NET	12,133	14,822

LONG-TERM ASSETS:
Long-term marketable securities	39,858	40,051
Long-term prepaid expenses and lease deposits	1,688	1,331
Deferred income taxes	20	212
Severance pay fund	7,875	7,286
Intangible assets, net	26,588	32,728

	76,029	81,608

TOTAL ASSETS	$216,924	$249,254

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$19,577	$12,721
Accrued compensation and benefits	7,409	11,490
Income tax accruals and payables	12,726	15,878
Accrued expenses and other accounts payable	11,661	12,070
Related party payable	—	8,306

Total current liabilities	51,373	60,465

LONG-TERM LIABILITIES:
Accrued severance pay	9,433	8,008
Other long-term liability	—	455
Accrued pensions	1,624	1,675
Deferred tax liabilities	—	24

Total long-term liabilities	11,057	10,162

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value -
Authorized shares: 5,000,000 at June 30, 2009 and December 31, 2008; Issued and outstanding shares: none at June 30, 2009 and December 31, 2008	—	—
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 at June 30, 2009 and December 31, 2008; Issued and outstanding: 22,733,748 and 26,730,914 shares at June 30, 2009 and December 31, 2008, respectively	23	27
Additional paid-in capital	320,334	314,484
Treasury stock	(125,142)	(107,749)
Accumulated other comprehensive income	1,325	51
Accumulated deficit	(42,046)	(28,186)

Total stockholders’ equity	154,494	178,627

Total liabilities and stockholders’ equity	$216,924	$249,254

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$52,020	$74,152	$91,934	$146,881
Cost of revenues (1) (2)	32,940	48,183	59,444	93,959

Gross profit	19,080	25,969	32,490	52,922

Operating expenses:
Research and development (3)	13,632	18,890	27,368	38,916
Sales and marketing (4)	4,284	5,621	8,801	11,642
General and administrative (5)	3,926	4,547	7,740	8,798
Intangible assets amortization	3,058	5,716	6,105	11,498

Total operating expenses	24,900	34,774	50,014	70,854

Operating loss	(5,820)	(8,805)	(17,524)	(17,932)
Interest and other income, net	582	898	1,184	2,132

Loss before taxes on income	(5,238)	(7,907)	(16,340)	(15,800)
Income tax benefit (6)	(3,561)	(552)	(3,972)	(838)

Net loss	$(1,677)	$(7,355)	$(12,368)	$(14,962)

Net loss per share:
Basic	$(0.07)	$(0.26)	$(0.51)	$(0.51)

Diluted	$(0.07)	$(0.26)	$(0.51)	$(0.51)

Weighted average number of shares used in per share computations of net loss:
Basic	22,734	28,352	24,408	29,463

Diluted	22,734	28,352	24,408	29,463

(1)	Includes an amount of $8,013 and $37,138 with a related party for the six months ended June 30, 2009 and 2008, respectively; and $0 and $18,709 for the three months ended June 30, 2009 and 2008, respectively.
(2)	Includes equity-based compensation expense in the amount of $195 and $247 for the three months ended June 30, 2009 and 2008, respectively; and $403 and $504 for the six months ended June 30, 2009 and 2008, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,403 and $1,892 for the three months ended June 30, 2009 and 2008, respectively; and $2,978 and $3,983 for the six months ended June 30, 2009 and 2008, respectively.
(4)	Includes equity-based compensation expense in the amount of $468 and $430 for the three months ended June 30, 2009 and 2008, respectively; and $926 and $936 for the six months ended June 30, 2009 and 2008, respectively.
(5)	Includes equity-based compensation expense in the amount of $759 and $1,016 for the three months ended June 30, 2009 and 2008, respectively; and $1,539 and $2,122 for the six months ended June 30, 2009 and 2008, respectively.
(6)	Includes tax benefit resulting from equity-based compensation expense in the amount of $0 and $118 for the three months ended June 30, 2009 and 2008, respectively; and $0 and $249 for the six months ended June 30, 2009 and 2008, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$11,507	$572
Investing activities
Purchase of marketable securities and short-term investments	(33,466)	(36,399)
Proceeds from maturity of marketable securities and short-term investments	22,437	67,797
Purchases of property and equipment	(3,044)	(6,578)
Payment of transaction costs related to the acquisition of the cordless and VoIP terminals business of NXP B.V. (1)	—	(843)

Net cash provided by (used in) investing activities	(14,073)	23,977
Financial activities

Purchase of treasury stock	(20,028)	(37,669)
Issuance of common stock and treasury stock for cash upon exercise of options	—	101

Net cash used in financing activities	(20,028)	(37,568)

Decrease in cash and cash equivalents	$(22,594)	$(13,019)

Cash (erosion) increase due to exchange rate differences	(63)	78

Cash and cash equivalents at the beginning of the period	$68,887	$69,586

Cash and cash equivalents at the end of the period	$46,230	$56,645

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended June 30, 2008	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2008	29,147	$29	$304,505	$(88,020)	$178,666	$2,446		$397,626
Net loss	—	—	—	—	(7,355)	—	$(7,355)	(7,355)
Unrealized loss from hedging activities, net	—	—	—	—	—	(323)	(323)	(323)
Unrealized loss from marketable securities, net	—	—	—	—	—	(759)	(759)	(759)

Foreign currency transaction adjustments, net	—	—	—	—	—	(37)	(37)	(37)
Total comprehensive loss							$(8,474)
Issuance of treasury stock upon exercise of stock options by employees	2	—	—	46	(13)	—		33
Purchase of treasury stock	(1,058)	(1)	1	(12,773)	—			(12,773)
Equity-based compensation	—	—	3,584	—	—	—		3,584

Balance at June 30, 2008	28,091	$28	$308,090	$(100,747)	$171,298	$1,327		$379,996

Three Months Ended June 30, 2009
Balance at March 31, 2009	22,734	$23	$317,509	$(125,142)	$(40,369)	$(1,680)		$150,341
Net loss	—	—	—	—	(1,677)	—	$(1,677)	(1,677)
Unrealized gain from hedging activities, net	—	—	—	—	—	1,204	1,204	1,204
Unrealized gain from marketable securities, net	—	—	—	—	—	1,545	1,545	1,545
Foreign currency transaction adjustments, net	—	—	—	—	—	256	256	256

Total comprehensive income							$1,328

Equity-based compensation	—	—	2,825	—	—	—		2,825

Balance at June 30, 2009	22,734	$23	$320,334	$(125,142)	$(42,046)	$1,325		$154,494

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Six Months Ended June 30, 2008
Balance at December 31, 2007	31,230	$31		300,542	$(63,804)	$187,063	$1,025		$424,857
Net loss	—	—		—	—	(14,962)	—	$(14,962)	(14,962)

Unrealized loss from hedging activities, net	—	—		—	—	—	(235)	(235)	(235)

Unrealized loss from marketable securities, net	—	—		—	—	—	(791)	(791)	(791)

Foreign currency translation adjustments, net	—	—		—	—	—	1,328	1,328	1,328
Total comprehensive loss								$(14,660)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	82	(	*)	—	1,605	(758)	—		847
Issuance of treasury stock upon exercise of stock options by employees	8	(	*)	—	146	(45)	—		101
Purchase of treasury stock	(3,229)	(3)		3	(38,694)	—			(38,694)
Equity-based compensation	—	—		7,545	—	—	—		7,545

Balance at June 30, 2008	28,091	$28		$308,090	$(100,747)	$171,298	$1,327		$379,996

Six Months Ended June, 2009
Balance at December 31, 2008	26,731	$27		$314,484	$(107,749)	$(28,186)	$51		$178,627
Net loss		—		—	—	(12,368)		$(12,368)	(12,368)
Unrealized gain from hedging activities, net		—		—	—	—	128	128	128
Unrealized gain from marketable securities, net		—		—	—	—	1,146	1,146	1,146
Foreign currency translation adjustments, net		—		—	—	—	—	—	—

Total comprehensive loss								$(11,094)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	—		—	2,635	(1,492)			1,143
Purchase of treasury stock	(4,187)	(4)		4	(20,028)				(20,028)
Equity-based compensation	—	—		5,846	—	—	—		5,846

Balance at June 30, 2009	22,734	$23		$320,334	$(125,142)	$(42,046)	$1,325		$154,494

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2008.

NOTE B— RESTRUCTURING COSTS AND OTHER

Following the acquisition (the “Acquisition”) of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), the Company approved a plan to restructure certain operations of the CIPT Business to eliminate redundant costs resulting from the Acquisition and improve operational efficiencies.

The restructuring costs associated with exiting activities of the CIPT Business totaled $6,000, consisting primarily of employee severance costs. These costs were recognized as a liability assumed in the Acquisition and included in the allocation of the cost to acquire the CIPT Business and, accordingly, resulted in an increase in goodwill. The Company completed this restructuring as of June 30, 2008 and all related restructuring costs were paid in cash.

During the third quarter of 2008, the Company initiated an additional restructuring plan to improve operational efficiencies at its various operating sites and reduce its operating expenses for 2009. The restructuring plan has been substantially completed.

As of June 30, 2009, payments aggregating $2,276 were made in connection with the additional restructuring plan. A balance of $49 was accrued as of June 30, 2009 for completion of the additional restructuring plan.

Summary of the additional restructuring plan:

	Initial costs	Adjustments to cost	Cash payments	Accrued as of June 30, 2009	Total costs
Severance and related benefits	$1,920	$(42)	$(1,847)	$31	$1,878
Other	487	(40)	(429)	18	447

Total restructuring and other	$2,407	$(82)	$(2,276)	$49	$2,325

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

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Work-in-process	$3,631	$1,617
Finished goods (*)	8,940	12,481

	$12,571	$14,098

(*)	The finished products inventory includes $410 and $755 of inventory held in consignment by other parties as of June 30, 2009 and December 31, 2008, respectively. Write-off of inventory amounted to $0 and $832 for the six months ended June 30, 2009 and 2008, respectively.

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

	Three months ended June 30,		Six month ended June 30,
	2009	2008	2009	2008
	Unaudited
Net loss	$(1,677)	$(7,355)	$(12,368)	$(14,962)
Loss per share:
Basic	$(0.07)	$(0.26)	$(0.51)	$(0.51)
Diluted	$(0.07)	$(0.26)	$(0.51)	$(0.51)

Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share	22,734	28,352	24,408	29,463

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	—	—	—	—

Weighted average number of shares of common stock used to compute diluted net earnings per share	22,734	28,352	24,408	29,463

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES AND SHORT TERM DEPOSITS

The Company accounts for investments in marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale marketable securities and short term deposits at June 30, 2009 and December 31, 2008:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short-term deposit	$17,102	$2,518	$—	$—	$17,102	$2,518
U.S. government obligations and political subdivisions	6,207	19,163	26	274	6,233	19,437
Corporate obligations	40,209	30,973	967	(428)	41,176	30,545

	$63,518	$52,654	$993	$(154)	$64,511	$52,500

The amortized cost of available-for-sale debt securities at June 30, 2009, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses)		Estimated fair value
		Gains	(Losses)
Due in one year or less	$24,583	$77	$(7)	$24,653
Due after one year to five years	38,935	987	(64)	39,858

	$63,518	$1,064	$(71)	$64,511

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The unrealized gains and losses in the Company’s investments in all types of marketable securities were caused mainly by overall market conditions and interest rate changes. Since the Company has the ability and intent to hold these investments until a recovery of fair value, other than certain investments referenced below, the Company does not consider its investments to be other than temporarily impaired at June 30, 2009.

The Company determined that the decline in the fair value of certain of its marketable securities were other than temporary, notwithstanding its intent to hold such marketable securities until maturity. As a result, the amortized cost of available-for-sale debt securities at June 30, 2009 set forth in the table above includes a write down of $2,961 associated with such securities, which write down was recorded in 2008.

Declines in the fair value of available-for-sale marketable securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

NOTE F—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for both the three and six months ended June 30, 2009 does not include any tax benefit associated with equity-based compensation expenses. Tax provision for the three and six months ended June 30, 2008 included a tax benefit associated with equity-based compensation expenses in the amount of $118 and $249, respectively. During the three and six months ended June 30, 2009, the Company did not record any deferred tax assets due to its current estimation of future taxable income primarily as a result of general adverse market conditions.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12,500 and $14,859 at June 30, 2009 and December 31, 2008, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2009 and December 31, 2008, the Company had accrued interest and penalties relating to unrecognized tax benefits of $3,300 and $3,500, respectively. The decrease in the total amount of net unrecognized tax benefit for the first six months of 2009 was mainly the result of a tax settlement with the Internal Revenue Service relating to the audit of the Company’s U.S. federal income tax returns for 2003 and 2004. Pursuant to the settlement, the Company recorded a tax benefit of $3,488 for the three months ended June 30, 2009.

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

Sales to Hong Kong-based VTech represented 33% and 25% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to VTech represented 31% and 21% of the Company’s total revenues for the six months ended June 30, 2009 and 2008, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% of the Company’s total revenues for both the three months ended June 30, 2009 and 2008. Additionally, Tomen Electronics accounted for 23% of the Company’s total revenues for both the six months ended June 30, 2009 and 2008. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% and 12% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to Panasonic through Tomen Electronics generated approximately 15% and 14% of the Company’s revenues for the six months ended June 30, 2009 and 2008, respectively. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden represented 13% and 12% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to Uniden represented 13% and 11% of the Company’s total revenues for the six months ended June 30, 2009 and 2008, respectively.

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

In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2009, the aggregate amount of hedging contracts held by the Company to offset foreign currency fluctuations was $14,250. These hedging contracts do not contain any credit-risk-related contingency features. See Note L for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $260 and $159, respectively, at June 30, 2009. The Company recorded a net amount of $101 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at June 30, 2009.

The amount recorded in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2009 that resulted from the above referenced hedging transactions was $741, $126 and $90, respectively. The amount recorded in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2009 that resulted from the above referenced hedging transactions was $181, $31 and $22, respectively.

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

NOTE J—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended June 30, 2009 and June 30, 2008:

During the three months ended June 30, 2009, no stock options and share appreciation rights (“SAR”) were granted. The weighted average estimated fair value of employee stock options and SARs granted during the three months ended June 30, 2008 was $2.66 per share, using the binomial model, with the following weighted average assumptions (annualized percentages):

Three months ended June 30, 2008
Volatility	44.18%
Risk-free interest rate	3.36%
Dividend yield	0%
Pre-vest cancellation rate	4.58%
Post-vest cancellation rate	2.34%
Suboptimal exercise factor	1.65

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended June 30, 2008 derived from the binomial model was 4.02 years.

Employee Stock Benefit Plans

As of June 30, 2009, the Company had five stock equity plans and one employee stock purchase plan. As of June 30, 2009, approximately 714,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,555,000 shares of common stock remain available for grant under the Company’s stock equity plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock equity plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding at March 31, 2009	11,046,559	$15.30
Options granted	-	-
SAR units granted	-	-
Options / SAR units cancelled/forfeited/expired	(254,100)	$15.93
Options and SAR units exercised	-	-
Outstanding at June 30, 2009 (1)	10,792,459	$15.29	4.85	2,170
Exercisable at June 30, 2009 (2)	5,204,042	$20.88	3.53	49

(*)	Calculation of aggregate intrinsic value is based on the share price of the company’s common stock as of June 30, 2009 ($6.76 per share).

(1)	SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. Due to the aforementioned ceiling imposed on SAR grants, the 10,792,459 outstanding stock options and SAR units can be exercised for a maximum of 7,942,048 shares of the Company’s common stock.
(2)	Due to the aforementioned ceiling imposed on SAR grants, the currently exercisable amount for stock options and SAR units is a maximum of 2,971,664 shares of the Company’s common stock.

Additional information about stock options and SAR units outstanding and exercisable at June 30, 2009 with exercise prices above $6.76 per share (the closing price of the Company’s Common Stock on June 30, 2009) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $6.76	5,141,542	$21.06	2,910,617	$13.85	8,052,159	$18.46
Less $6.76	62,500	$5.97	2,677,800	$5.97	2,740,300	$5.97
Total	5,204,042	$20.88	5,588,417	$10.07	10,792,459	$15.29

The Company’s aggregate compensation expense for the three months ended June 30, 2009 and 2008 totaled $2,825 and $3,584, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the three months ended June 30, 2009 and 2008 was $0 and $118, respectively.

The Company’s aggregate compensation expense for the six months ended June 30, 2009 and 2008 totaled $5,846 and $7,545, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the six months ended June 30, 2009 and 2008 was $0 and $249, respectively.

As of June 30, 2009, there was $10,349 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s stock equity plans. This amount is expected to be recognized over the period from 2009 through 2013.

NOTE K—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended)” (“SFAS 132(R)”). The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	June 30, 2009	June 30, 2008
Components of net periodic benefit cost
Service cost	$94	$34
Interest cost	95	(52)
Expected return on plan assets	(78)	—
Exchange rate expenses	44	177

Net periodic benefit cost	$67	$159

The liabilities for the Company’s pension and other post-retirement benefit plans were calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” The net pension liability as of June 30, 2009 amounted to $1,624.

NOTE L—FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s financial assets and liabilities subject to fair value measurement provisions as of June 30, 2009 comprised the following (in thousands):

	Balance as of June 30, 2009	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$27,312	—	$27,312	—
Money market mutual funds	$2,562	$2,562	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$7,551	—	$7,551	—
Time deposits	$17,102	—	$17,102	—

Long-term marketable securities:
U.S. government securities	$6,232	—	$6,232	—
Corporate debt securities	$33,625	—	$33,625	—

Derivative assets	$101	—	$101	—

The Company’s financial assets and liabilities subject to fair value measurement provisions as of December 31, 2008 comprised the following (in thousands):

	Balance as of December 31, 2008	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$28,656	—	$28,656	—
Money market mutual funds	$7,127	$7,127	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$9,931	—	$9,931	—
Time deposits	$2,518	—	$2,518	—

Long-term marketable securities:
U.S. government securities	$19,437	—	$19,437	—
Corporate debt securities	$20,614	—	$20,614	—

Derivative liability	$27	—	$27	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short-term deposits, trade receivables and other accounts receivable and related party receivable, trade payables and accrued expenses and other payables. The fair values of these financial instruments were not materially different from their carrying values at June 30, 2009 due to the short-term maturity of these instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for nonfinancial assets and liabilities. The adoption of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on the Company’s financial condition or results of operations.

NOTE M—STOCKHOLDERS’ EQUITY

During the first quarter of 2009, in accordance with the Stock Repurchase Agreement executed by the Company and NXP on January 27, 2009, the Company repurchased 4,186,603 shares of its common stock that were issued to NXP in connection with the Acquisition at the purchase price of $4.78 per share for approximately $20,028.

No shares were repurchased under the Company’s board authorized share repurchase program during the first six months ended June 30, 2009. As of June 30, 2009, 255,488 shares of the Company’s common stock remain authorized for repurchase under the share repurchase program.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” It requires the fair value for all financial instruments within the scope of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (collectively, the “FSP”). The FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when a other-than-temporary impairment event has occurred. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of a other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. Upon adoption of the FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulate other comprehensive income. The FSP will be effective for the Company for the quarter ending June 30, 2009. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure.

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

•	Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future;

•	Our belief that sales to our Hong Kong-based customers will increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products;

•

Our belief that our revenues and gross profit will be lower in 2009 as compared to 2008 mainly due to the global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically;

•	Our belief that U.S. sales of our 2.4GHz and 5.8GHz products will continue to decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products;

•

Our belief that U.S. sales of our DECT 6.0 products will continue to increase on account of the decrease in sales of our 2.4GHz and 5.8GHz products as a result of the shift to DECT 6.0 products in the U.S. market, a trend which will continue for the remainder of 2009;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz product, for the long term;

•	Our belief that the market will remain price sensitive for the remainder of 2009 and that price erosion will continue;

•	Our belief that research and development expenses in absolute dollars will be lower in 2009 as compared to 2008;

•	Our belief that interest rate fluctuations will not have a material effect on our financial position on an annual or quarterly basis; and

•	Our belief that our available cash, cash equivalents, cash deposits and marketable securities at June 30, 2009 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a fabless semiconductor company that is a leader in providing chipsets to telephone equipment and design manufacturers (OEMs and ODMs) for incorporation into consumer products for the short-range residential wireless communications market. Our current primary focus is digital cordless telephony with sales of our in-house developed Communications over Internet Protocol (CoIP), 1.9GHz (Digital Enhanced Cordless Telephony (DECT)), 2.4GHz and 5.8GHz chipsets representing approximately 88% of our total revenues for the first half of 2009.

Our business operates in a highly competitive environment. Our revenues were $91.9 million for the first half of 2009, a decrease of 37% in comparison to the same period of 2008. During the first six months of 2009, sales of our DECT 6.0 products in the U.S. market increased from $32.8 million for the first half of 2008 to $39.7 million for the first half of 2009. We believe that sales of our DECT 6.0 products in the U.S. market will continue to increase for the remainder of 2009 on account of the continued decrease in sales of our 2.4GHz and 5.8GHz products. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue for the remainder of 2009. Our gross margin decreased to 35.3% of total revenues for the first half of 2009 from 36% for the first half of 2008, primarily due to the decline in overall revenues, the continued decline in average selling prices of our products, and increased sales of DECT products with lower gross margin in lieu of 5.8GHz and 2.4GHz products with higher gross margin. In addition to the general market competitiveness, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive for the remainder of 2009 and expect price erosion to continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, all may decrease our gross profit in future periods. Furthermore, the current worldwide economic downturn has resulted in a decrease in product demand, excess customer inventories, accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, reduced corporate profits and capital, liquidity concerns and general adverse business conditions. The downturn also has resulted in a significant downturn of the semiconductor industry, the industry in which we operate. Moreover, our semiconductor OEM customers incorporate our chipsets into consumer electronics products, the demand for which has significantly slowed due to the economic downturn and decreased consumer confidence. We currently anticipate that our revenues and gross profit will be lower in 2009 as compared to 2008 mainly due to the global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

Moreover, we believe there are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market, our primary market, from sales of 2.4GHz and 5.8GHz products towards DECT products. The shift resulted in an overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margin than our 2.4GHz and 5.8GHz products. We also are witnessing a move of manufacturing activities from large systems suppliers in the U.S., Japan and Europe to Southeast Asia, a trend that also could adversely affect our business.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We decreased our operating expenses by 29% to $50 million for the first half of 2009 as compared to the same period of 2008. Our operating loss also decreased to $17.5 million for the first half of 2009 as compared to $17.9 million for the same period of 2008. In addition to improving operational efficiencies, we continue to expand our presence in the U.S. and European DECT markets to maintain our business. Revenues derived from the sale of DECT products represented 78% of our total revenues for the first half of 2009. In addition to DECT technologies, we are investing in developing CoIP technologies in-house. Our strategic focus is to launch next generation products to capitalize on the transition underway in the residential communications market with the move from wireless voice communication to voice communication over IP networks and ultimately the convergence of voice, video and data communication. As an initial step, we introduced products to facilitate the deployment of residential broadband services. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for home communication that integrate voice, data and video with broadband offerings. To that end, we introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of June, 2009, our principal source of liquidity consisted of cash and cash equivalents of approximately $46.2 million and marketable securities and short term deposits of approximately $64.5 million, totaling $110.7 million. Our cash, investments and securities decreased during the first half of 2009 mainly due to the repurchase of 4,186,603 shares of our common stock from NXP B.V. for approximately $20,028,000.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $52.0 million for the second quarter of 2009, as compared to $74.2 million for the same period in 2008. Our total revenues were $91.9 million for the first six months of 2009, as compared to $146.9 million for the same period in 2008. This decrease of 37% for the first half of 2009 as compared to the first half of 2008 was primarily as a result of decreased sales. Sales of DECT products for the second quarter of 2009 and 2008 were $42.6 million and $52.6 million, representing approximately 82% and 68%, respectively, of total revenues, a decrease of 19% in absolute dollars when comparing sales for the second quarter of 2009 to sales for the second quarter of 2008. Sales of DECT products for the first half of 2009 and 2008 were $71.5 million and $99.5 million, respectively, representing approximately 78% and 68%, respectively, of total revenues, a decrease of 28% in absolute dollars when comparing sales for the second quarter of 2009 to sales for the second quarter of 2008. During the first six months of 2009, sales of our DECT 6.0 products in the U.S. market increased from $32.8 million for the first half of 2008 to $39.7 million for the first half of 2009, representing approximately 22% and 43% of total revenues for the first six months of 2008 and 2009, respectively. We believe U.S. sales of our DECT 6.0 products will continue to increase on account of the decrease in sales of our 2.4GHz and 5.8GHz products as a result of the shift to DECT 6.0 products in the U.S. market, a trend which we anticipate will continue for the remainder of 2009. Sales of 5.8GHz products for the second quarter of 2009 and 2008 were $1.0 million and $4.0 million, respectively, representing approximately 2% and 5%, respectively, of our total revenues, a decrease of 75% in absolute dollars when comparing sales for the second quarter of 2009 to sales for the second quarter of 2008. Sales of 5.8GHz products for the first half of 2009 and 2008 were $1.8 million and $9.5 million, respectively, representing approximately 2% and 6%, respectively, of our total revenues, a decrease of 81% in absolute dollars when comparing sales for the first half of 2009 to the first half of 2008. Sales of 2.4GHz products were $4.6 million and $7.7 million for the second quarter of 2009 and 2008, respectively, represented 9% and 10%, respectively, of our total revenues for the second quarter of 2009 and 2008, representing a decrease of 40% in absolute dollars when comparing sales for the second quarter of 2009 to sales for the second quarter of 2008. Sales of 2.4GHz products for the first half of 2009 and 2008 were $11.4 million and $17.8 million, respectively, representing approximately 12% of our total revenues for both periods and a decrease of 35% in absolute dollars when comparing sales for the first half of 2009 to the first half of 2008. The decrease in revenues on a percentage basis and in absolute dollars generated by our 5.8 GHz and 2.4 GHz products for the comparable periods was mainly attributable to increased sales of our DECT 6.0 products in the U.S. market in lieu of sales of those products as discussed above.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
United States	$558	$2,299	$946	$8,965
Japan	17,544	24,460	33,351	50,531
Europe	3,856	6,447	7,269	16,857
Hong-Kong	24,256	34,616	41,473	59,527
Other	5,806	6,330	8,895	11,001

Total revenues	$52,020	$74,152	$91,934	$146,881

Sales to our customers in Hong Kong decreased for the first six months of 2009 as compared to the same period of 2008, representing a 30% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from (i) a decrease in sales to VTech, representing a 10% decrease in absolute dollars, and (ii) a decrease in sales to CCT Telecom, representing a 55% decrease in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from (i) a decrease in sales to Panasonic, representing a 35% decrease in absolute dollars, and (ii) a decrease in sales to the Japanese domestic market and to Uniden, a decline of 34% and 26%, respectively, in absolute dollars. We anticipate that sales to our Hong Kong-based customers will increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products.

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

Significant Customers. VTech Holdings Limited is a significant OEM customer based in Hong Kong. Sales to VTech represented 33% and 25% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to VTech represented 31% and 21% of total revenues for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily due to the decrease in overall revenues for the first half of 2009, which increased the percentage of revenues attributable to VTech of our total revenues for the first half of 2009.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation, accounted for 21% of our total revenues for both the three months ended June 30, 2009 and 2008. Additionally, Tomen Electronics accounted for 23% of our total revenues for both the six months ended June 30, 2009 and 2008.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd., has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% for both the three and six months ended June 30, 2009. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of our revenues for the three and six months ended June 30, 2008, respectively. Sales to Uniden through Tomen Electronics or directly to Uniden represented 13% and 12% of our total revenues for the three months ended June 30, 2009 and 2008, respectively. Sales to Uniden represented 13% and 11% of our total revenues for the six months ended June 30, 2009 and 2008, respectively.

The loss of VTech or Tomen Electronics as a distributor and our inability to generate revenues from other sources in a timely manner would harm our results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our results of operations.

Significant Products. Revenues from our DECT products represented 82% and 78% of our total revenues for the three and six months ended June 30, 2009, respectively. Revenues from our 5.8GHz and 2.4GHz digital products represented 2% and 9%, respectively, of our total revenues for the second quarter of 2009. Revenues from our 5.8GHz and 2.4GHz digital products represented 2% and 12%, respectively, of our total revenues for the first half of 2009. We believe that sales of DECT and 2.4GHz digital products and, to a lesser extent, 5.8GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2009. However, we believe that sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products. We believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products for the long term.

Gross Profit. Gross profit as a percentage of revenues was 36.7% for the second quarter of 2009 and 35% for the second quarter of 2008. Gross profit as a percentage of revenues was 35.3% for the first half of 2009 and 36% for the first half of 2008. The decrease in our gross profit for the first half of 2009 as compared to the first half of 2008 was primarily due to the decline in overall revenues, the continuing decline in the average selling prices of our products and increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margin. The decrease was offset to some extent by savings realized from the shut down of, or reduction in capacity at, some of our sites as part of our restructuring plans. The increase in our gross margin for the second quarter of 2009 as compared to the second quarter of 2008 was mainly due to savings realized from the shut down of, or reduction in capacity at, some of our sites as part of our restructuring plans and cost reductions achieved from some of our suppliers. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold and oil and silicon wafers and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margin of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offer our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Operating Expenses. Our operating expenses decreased by 29% for the first half of 2009 compared to the same period of 2008, reaching a level of $50.0 million. The decrease in operating expenses for the first half of 2009 as compared to the same period of 2008 was primarily attributable to (i) a decrease in the amortization cost for intangibles assets related to the acquisition (the “Acquisition”) of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. in the amount of $5.4 million, resulting from the recordation of impairment costs related to such intangible assets in 2008 which decreased the original cost of such intangible assets for future amortization measurement, (ii) a decrease in payroll and facilities expenses related to research and development, resulting from our restructuring plans, which included a reduction in the numbers of employees and the shutdown of some of our sites, (iii) a decrease in IP purchases and tapeout expenses related to research and development, (iv) a decrease in sales commissions due to decreased sales for the first half of 2009, and (v) a decrease in equity-based compensation expenses. Our operating loss was $17.5 million for the first half of 2009, as compared to $17.9 million of operating loss for the same period of 2008. The decrease in operating loss was mainly due to the decrease in operating expenses as noted above, offset to some extent by the decrease in overall revenues and gross margin.

Research and Development Expenses. Our research and development expenses decreased to $13.6 million for the second quarter of 2009 from $18.9 million for the second quarter of 2008. Research and development expenses decreased to $27.4 million for the first six months of 2009 from $38.9 million for the first six months of 2008. The decrease for the second quarter and the first half of 2009 in research and development expenses, as compared to the same periods in 2008, was mainly attributed to (i) savings of $8.8 million for the first six months of 2009 and $4.2 million for the second quarter of 2009 as a result of the shut-down of, or reduction in capacity and the number of employees at, some of our sites as part of our restructuring plans, (ii) savings of $0.9 million for the first six months of 2009 in IP purchases and tapeouts expenses (during the second quarter of 2009 there was an increase of $0.5 million in IP and tapeouts expenses as compared to the same period in 2008), (iii) a devaluation of the New Israeli Shekel (NIS) against the U.S. dollar which reduced the research and development expenses attributable to our Israeli facilities and employees, (iv) a decrease in equity-based compensation expenses of $1.0 million for the first six months of 2009 as compared to the first six months of 2008 and $0.5 million for the second quarter of 2009 as compared to the second quarter of 2008, and (v) a decrease in other expenses such as travel expenses for the first six months and the second quarter of 2009 as compared to 2008.

Our research and development expenses as a percentage of total revenues were 26% and 25% for the three months ended June 30, 2009 and 2008, respectively, and 30% and 26% for the six months ended June 30, 2009 and 2008, respectively. The increase in research and development expenses as a percentage of total revenues for both periods was due to the decrease in absolute dollars of our total revenues in 2009.

As we implemented two restructuring plans following the acquisition of the CIPT Business to improve operational efficiencies at our various sites and reduce our operating expenses for 2009, our research and development expenses in absolute dollars are expected to be lower in 2009 as compared to 2008.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to IP purchases, tapeout and mask work, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.3 million for the second quarter of 2009 from $5.6 million for the second quarter of 2008. Our sales and marketing expenses were $8.8 million for the six months ended June 30, 2009, as compared to $11.6 million for the same period in 2008. The decrease in sales and marketing expenses for both periods was mainly attributed to (i) a decrease in sales commissions paid due to a lower level of revenues subject to sales commissions for the second quarter of 2009 and first six month of 2009, as compared to the same periods of 2008, and (ii) a decrease in payroll expenses due to a lower number of sales and marketing employees and contractors, partially as a result of our restructuring plans and the devaluation of the NIS against the U.S. dollar.

Our sales and marketing expenses as a percentage of total revenues were 8% for both the three months ended June 30, 2009 and 2008, and 10% and 8% for the six months ended June 30, 2009 and 2008, respectively. The increase in sales and marketing expenses as a percentage of total revenues for the first six months of 2009 was due to the decrease in absolute dollars of our total revenues in 2009.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.9 million for the three months ended June 30, 2009, as compared to $4.5 million for the three months ended June 30, 2008. For the first half of 2009, general and administrative expenses were $7.7 million, as compared to $8.8 million for the same period in 2008. The decrease in general and administrative expenses for both periods was mainly attributed to (i) a decrease in equity-based compensation expenses of $0.6 million for the first six months of 2009 and $0.3 million for the second quarter of 2009, and (ii) savings of $0.3 million for the first six months of 2009 and $0.2 million for the second quarter of 2009 as a result of the shut-down of some of our sites as part of our restructuring plans and the devaluation of the NIS against the U.S. dollar.

General and administrative expenses as a percentage of total revenues were 8% and 6% for the first half of 2009 and 2008, respectively. General and administrative expenses as a percentage of total revenues were 8% and 6% for the second quarters of 2009 and 2008, respectively. The increase in general and administrative expenses as a percentage of total revenues for both periods was due to the decrease in absolute dollars of our total revenues in 2009.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first half of 2009, we recorded an expense of $6.1 million, as compared to $11.5 million for the six month ended June 30, 2008, relating to the amortization of intangible assets associated with the Acquisition. During the second quarter of 2009, we recorded an expense of approximately $3.0 million, as compared to $5.7 million for the same period in 2008, relating to the amortization of intangible assets associated with the Acquisition. The decrease was due to the recordation of impairment costs of such intangible assets in 2008, which reduced the basic cost of such intangible assets and therefore the future amortization cost of such intangible assets, including in 2009.

Interest and Other Income, net. Interest and other income, net, for the three months ended June 30, 2009 decrease to $0.6 million from $0.9 million for the three months ended June 30, 2008 and decreased to $1.2 million for the six months ended June 30, 2009 from $2.1 million for the six months ended June 30, 2008. The decrease was due to (i) a decrease in our level of cash, cash equivalents and marketable securities attributable to our various share repurchases, and (ii) lower interest rates.

Our total cash, cash equivalents and marketable securities were $110.7 million as of June 30, 2009, compared to $121.8 million as of June 30, 2008.

Provision for Income Taxes. Our income tax benefit was $4 million for the first half of 2009, as compared to tax benefit of $0.8 million for the first half of 2008. Our income tax benefit for the second quarter of 2009 was $3.6 million, as compared to tax benefit of $0.6 million for the second quarter of 2008. The increase in tax benefit for the first six months and the second quarter of 2009 as compared to the same periods in 2008 was mainly due to a settlement with the Internal Revenue Service relating to an audit of our U.S. federal income tax returns for 2003 and 2004. Pursuant to the settlement, we recorded a tax benefit of $3.5 million in the three months ended June 30, 2009 as a result of the partial reversal of the tax reserves associated with the tax audit. During the three and six months ended June 30, 2009, we did not record any deferred tax assets due to our current estimation of future taxable income primarily as a result of general adverse market conditions. DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two or four years, and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under these investment plans are scheduled to gradually expire by 2015.

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

In connection with the Acquisition, we received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition by our Swiss subsidiary. Pursuant to the tax ruling, our Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the Acquisition by our Swiss subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $11.5 million and $0.6 million for the first six months of 2009 and 2008, respectively. The increase in net cash provided by operating activities for the first half of 2009, as compared to cash provided by operating activities for the same period in 2008, resulted from lower net loss for the first six months of 2009 as compared to the same period of 2008 and changes in working capital as follows: (i) a decrease in accounts receivable by $8.1 million during the first half of 2009, as compared with a decrease in accounts receivable of $5.1 million during the first half of 2008, (ii) a decrease in inventories by $1.5 million for the first half of 2009, as compared to an increase by $3.1 million during the same period in 2008, (iii) a decrease in other accounts receivable and prepaid expenses by $4.1 million during the first half of 2009, mainly due to excess tax advances that were returned from the tax authorities, as compared to an increase by $5.1 million during the first half of 2008, and (iv) a decrease in accrued compensation and benefits by $2.9 million during the first half of 2009, as compared to decrease by $6.8 million during the first half of 2008, mainly due to severance payments associated with our restructurings plan that were paid during the first half of 2008.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2009, we purchased $33.5 million of investments in marketable securities and short term deposits, as compared to $36.4 million during the first six months of 2008. During the same periods, $22.4 million and $67.8 million, respectively, of investments in marketable securities and short term deposits matured, were called by the issuer or were sold.

As of June 30, 2009, the amortized cost of our marketable securities and short-term deposits was $63.5 million and their stated market value was $64.5 million, representing an unrealized gain of $1.0 million which was mainly caused by overall market conditions and interest rate changes. The amortized cost of our marketable securities and short-term deposits as of June 30, 2009 included a write-down of $3.0 million associated with the decline in fair value of a certain security which we determined to be other than temporary, notwithstanding our intent to hold such security until maturity.

Our capital equipment purchases for the first six months of 2009, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $3.0 million, as compared to $6.6 million for the first six months of 2008.

Financing Activities. During the first half of 2009, we repurchased 4,186,603 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20.0 million. During the first half of 2009, no employee stock options were exercised, as compared to the receipt of $0.1 million during the first half of 2008 upon the exercise of employee stock options. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. As of June 30, 2009, 255,488 shares of our common stock remain authorized for repurchase pursuant to our share repurchase program.

During the first half of 2008, we repurchased 3,228,811 shares of our common stock at an average purchase price of $11.98 per share for approximately $38.7 million (approximately $37.7 million was paid in cash as of June 30, 2008) pursuant to our share repurchase program. No repurchases were made during the first six months of 2009 pursuant to our share repurchase program. As of June 30, 2009, we had cash and cash equivalents totaling approximately $46.2 million and marketable securities of approximately $64.5 million.

Our working capital at June 30, 2009 was approximately $77.4 million, as compared to $81.7 million as of June 30, 2008. The decrease in working capital was mainly due to the share repurchases. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2009, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2009. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “As we depend on independent subcontractors, located in Asia, to assemble and test our semiconductor products, we are subject to additional risks that may materially disrupt our business;” (9) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (10) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” (11) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (12) changes to the Risk Factor below entitled “An unfavorable government review of our federal income tax returns or changes in our effective tax rates could adversely affect our operating results.”

We rely significantly on revenue derived from a limited number of customers

We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period. Our four largest customers – CCT Telecom, Panasonic, Uniden and VTech – accounted for approximately 66% of our total revenues for the six months ended June 30, 2009. In addition to Panasonic mentioned below, sales to Uniden and VTech represented approximately 13% and 31%, respectively, of our total revenues for the six months ended June 30, 2009. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 23% of our total revenues for both the six months ended June 30, 2009 and 2008. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% and 14% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first half of 2009. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 93% and 92% of our total revenues for the three and six months ended June 30, 2009, respectively. Revenues from our DECT products represented 82% and 78% of our total revenues for the three and six months ended June 30, 2009, respectively.

Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. For example, we believe that sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products. The digital cordless telephony market is extremely competitive and is facing intensive pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing and potential competitors in this market include large and emerging domestic and foreign companies, many of whom have significantly greater financial, technical, manufacturing, marketing, sale and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased pricing competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability to compete would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

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

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our DECT, CoIP and XpandR-based products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements and adjustments to expenses resulting from restructuring activities;

•	entry into new markets, including China, Korea and South America;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including the current severe economic downturn in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

We currently believe that our revenues and gross profit will be lower in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs.

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through general operational efficiencies and manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products. As an example, our gross margin for the first half of 2009 was 35%, as compared to 36% for the first half of 2008. We currently believe that our gross profit will be lower in 2009 as compared to 2008 as a result of the decrease in revenues mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically. In addition to the continued decline in the average selling prices of our products, our gross profit may further decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margin also is affected by the product mix. For example, our gross margin decreased during the first half of 2009 as compared to the same period in 2008 due to the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margins. We believe that sales of our 5.8GHz products will continue to decrease; whereas sales of our DECT 6.0 products will continue to represent a significant portion of our total revenues. Both of these trends will continue to put pressures on our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first half of 2009. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the Acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT and Voice over Internet Protocol, or “VoIP” products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. In addition, NXP has closed its Fishkill, New York, manufacturing facilities which resulted in the transfer of some of our products being manufactured at the Fishkill facility to NXP’s Nijmegen facility. We are still in the process of working with NXP to re-qualify some of our products at the Nijmegen facility and establish other procedures for the transfer of manufacturing capabilities, including the building of sufficient inventory during the transition period, in order not to disrupt our product shipments and customer relationships. However, if the re-qualification of some of our products in the Nijmegen facility or the other procedures we are establishing for the transfer of manufacturing capabilities are not completed in a timely and satisfactory manner, we fail to build sufficient inventory during the transition period or NXP otherwise is not able to meet its obligations to us under the Manufacturing Services Collaboration Agreement, as amended, our product shipments may be disrupted, customer relationships may be harmed and our business could be materially adversely affected. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, assembly and testing capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units or to other third parties. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, including due to financial or operational hardships within NXP as a result of the current significant downturn within the semiconductors industry or otherwise, and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

Independent subcontractors, located in Asia, assemble and test our semiconductor products. Because we rely on independent subcontractors to perform these services, we cannot directly control our product delivery schedules or quality levels. We are dependent on these subcontractors to allocate to us a sufficient portion of their capacity to meet our needs in a timely manner. Our future success also depends on the financial viability of our independent subcontractors. If the capital structures of our independent subcontractors weaken, we may experience product shortages, production delays, quality assurance problems, increased manufacturing costs, and/or supply chain disruption. All of this could ultimately lead to a loss of sales of our products, harm our reputation and competitive position and our revenues could be materially reduced.

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

We sell our products to a limited number of OEM customers directly or through a network of distributors. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM customer may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

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

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes from mobile telephony, including emerging dual-mode mobile Wi-Fi phones, and other innovative applications, such as Skype and iChat. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2009, 261 of our 409 employees were located in Israel, including 168 out of 249 of our research and development personnel In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the Investment Law, and as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (26% for 2009) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2015. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

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

As is typical in the semiconductor industry, we and our customers have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. For example, in a lawsuit against Microsoft Corporation, AT&T asserted that our TrueSpeech 8.5 algorithm includes certain elements covered by a patent held by AT&T. AT&T sued Microsoft, one of our TrueSpeech 8.5 licensees, for infringement. We were not named in AT&T’s suit against Microsoft. If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first half of 2009. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three months ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 2009 Annual Meeting of Stockholders on June 1, 2009. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Patrick Tanguy	17,336,823	2,969,271	0	0
Avigdor Willenz	20,055,243	250,851	0	0

Continuing as directors after the meeting are Eliyahu Ayalon, Zvi Limon, Yair Seroussi, Yair Shamir, Louis Silver, Patrick Tanguy and Avigdor Willenz. In March 2009, Mark Hamersma resigned from the board.

Proposal 2: Approval of the 1993 Employee Stock Purchase Plan

Amendment and restatement of the 1993 Employee Stock Purchase Plan to increase the number of shares of common stock authorized thereunder by 500,000 shares was approved with 18,509,245 in favor, 450,593 against, 12,475 abstentions and 1,333,781 broker non-votes.

Proposal 3: Ratification of Appointment of Independent Auditors

Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, was ratified as the Company’s independent auditors for fiscal year 2006 with 19,255,163 in favor, 1,022,276 against, 28,655 abstentions and 0 broker non-votes.

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

DSP GROUP, INC. (Registrant)

Date: August 10, 2009	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)