Form 10-Q
period 2009-09-30
DSP GROUP INC /DE/
filed 2009-11-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 2, 2009, there were 22,901,051 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,976	$68,886
Restricted deposit	115	115
Marketable securities and short-term deposits	17,308	12,449
Trade receivables, net	35,920	39,603
Deferred income taxes	243	306
Other accounts receivable and prepaid expenses	14,484	14,607
Inventories	13,000	14,098
Related party receivable	—	2,760

TOTAL CURRENT ASSETS	119,046	152,824

PROPERTY AND EQUIPMENT, NET	10,883	14,822

LONG-TERM ASSETS:
Long-term marketable securities and cash deposits	58,436	40,051
Long-term prepaid expenses and lease deposits	1,475	1,331
Deferred income taxes	16	212
Severance pay fund	8,743	7,286
Intangible assets, net	23,568	32,728

	92,238	81,608

TOTAL ASSETS	$222,167	$249,254

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$21,941	$12,721
Accrued compensation and benefits	8,076	11,490
Income tax accruals and payables	3,090	15,878
Accrued expenses and other accounts payable	11,464	12,070
Related party payable	—	8,306

Total current liabilities	44,571	60,465

LONG-TERM LIABILITIES:
Accrued severance pay	10,188	8,008
Other long-term liability	—	455
Accrued pensions	1,744	1,675
Deferred tax liabilities	—	24

Total long-term liabilities	11,932	10,162

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at September 30, 2009 and December 31, 2008; Issued and outstanding shares: none at September 30, 2009 and December 31, 2008	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 at September 30, 2009 and December 31, 2008; Issued and outstanding: 22,901,051 and 26,730,914 shares at September 30, 2009 and December 31, 2008, respectively	23	27
Additional paid-in capital	322,971	314,484
Treasury stock	(123,359)	(107,749)
Accumulated other comprehensive income	2,094	51
Accumulated deficit	(36,065)	(28,186)

Total stockholders’ equity	165,664	178,627

Total liabilities and stockholders’ equity	$222,167	$249,254

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$65,532	$87,368	$157,466	$234,250
Cost of revenues (1) (2)	40,807	54,503	100,251	148,462

Gross profit	24,725	32,865	57,215	85,788

Operating expenses:
Research and development (3)	15,221	17,908	42,590	56,825
Sales and marketing (4)	4,666	5,483	13,466	17,124
General and administrative (5)	3,655	4,539	11,395	13,336
Intangible assets amortization	3,072	5,702	9,177	17,200
Restructuring costs and other	—	1,870	—	1,870

Total operating expenses	26,614	35,502	76,628	106,355

Operating loss	(1,889)	(2,637)	(19,413)	(20,567)
Interest and other income, net	1,113	(185)	2,297	1,948

Loss before taxes on income	(776)	(2,822)	(17,116)	(18,619)
Income tax expenses (benefit) (6)	(7,579)	208	(11,551)	(630)

Net Income (loss)	$6,803	$(3,030)	$(5,565)	$(17,989)

Net earning (loss) per share:
Basic	$0.30	$(0.11)	$(0.23)	$(0.62)

Diluted	$0.29	$(0.11)	$(0.23)	$(0.62)

Weighted average number of shares used in per share computations of net earning (loss):
Basic	22,901	27,728	23,906	28,885

Diluted	23,662	27,728	23,906	28,885

(1)	Includes an amount of $8,013 and $59,726 with a related party for the nine months ended September 30, 2009 and 2008, respectively; and $0 and $19,981 for the three months ended September 30, 2009 and 2008, respectively.
(2)	Includes equity-based compensation expense in the amount of $211 and $208 for the three months ended September 30, 2009 and 2008, respectively, and equity-based compensation expense in the amount of $614 and $712 for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,128 and $1,641 for the three months ended September 30, 2009 and 2008, respectively, and equity-based compensation expense in the amount of $4,106 and $5,624 for the nine months ended September 30, 2009 and 2008, respectively.
(4)	Includes equity-based compensation expense in the amount of $453 and $356 for the three months ended September 30, 2009 and 2008, respectively, and equity-based compensation expense in the amount of $1,379 and $1,292 for the nine months ended September 30, 2009 and 2008, respectively.
(5)	Includes equity-based compensation expense in the amount of $845 and $1,000 for the three months ended September 30, 2009 and 2008, respectively, and equity-based compensation expense in the amount of $2,384 and $3,122 for the nine months ended September 30, 2009 and 2008, respectively.
(6)	Includes tax benefit resulting from equity-based compensation expense in the amount of $0 and $111 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the figures include tax benefit resulting from equity-based compensation expense in the amount of $0 and $360, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$13,930	$8,214
Investing activities
Purchase of marketable securities and short-term investments	(63,622)	(44,430)
Proceeds from maturity and sale of marketable securities and short-term investments	42,387	83,338
Purchases of property and equipment	(3,557)	(7,955)
Payment of transaction costs related to the acquisition of the cordless and VoIP terminals business of NXP B.V. (1)	—	(843)

Net cash provided by (used in) investing activities	(24,792)	30,110
Financial activities
Purchase of treasury stock	(20,028)	(43,710)
Issuance of common stock and treasury stock for cash upon exercise of options	—	101

Net cash used in financing activities	(20,028)	(43,609)

Decrease in cash and cash equivalents	$(30,890)	$(5,285)

Cash erosion due to exchange rate differences	(20)	(212)

Cash and cash equivalents at the beginning of the period	$68,886	$69,586

Cash and cash equivalents at the end of the period	$37,976	$64,089

(1)	On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the cordless and VoIP terminals business of NXP B.V.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(US dollars in thousands)

Three Months Ended September 30, 2008	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2008	28,091	$28		$308,090	$(100,747)	$171,298	$1,327		$379,996
Net loss	—	—		—	—	(3,030)	—	$(3,030)	(3,030)
Unrealized gain from hedging activities, net	—	—		—	—	—	67	67	67
Realized gain from decrease in pension liability, net	—	—		—	—	—	301	301	301
Unrealized loss from marketable securities	—	—		—	—	—	(497)	(497)	(497)

Unrealized loss from foreign currency transaction adjustments, net	—	—		—	—	—	(1,576)	(1,576)	(1,576)
Total comprehensive loss								$(4,735)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	209		(*	—	3,295	(2,049)	—	—	1,246
Purchase of treasury stock	(750)	—		—	(5,210)	—		—	(5,210)
Equity-based compensation	—	—		3,206	—	—	—	—	3,206

Balance at September 30, 2008	27,551	$28		$311,296	$(102,662)	$166,219	$(378)		$374,503

Three Months Ended September 30, 2009
Balance at June 30, 2009	22,734	$23		$320,334	$(125,142)	$(42,046)	$1,325		$154,494
Net income	—	—		—	—	6,803	—	$6,803	6,803
Unrealized gain from hedging activities, net	—	—		—	—	—	383	383	383
Unrealized gain from marketable securities, net	—	—		—	—	—	220	220	220
Foreign currency transaction adjustments, net	—	—		—	—	—	166	166	166

Total comprehensive income								$7,572

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	167		(*	—	1,783	(822)	—	—	961
Equity-based compensation	—	—		2,637	—	—	—	—	2,637

Balance at September 30, 2009	22,901	$23		$322,971	$(123,359)	$(36,065)	$2,094		$165,664

(*	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine Months Ended September 30, 2008
Balance at December 31, 2007	31,230	$31		300,542	$(63,804)	$187,063	$1,025		$424,857
Net loss	—	—		—	—	(17,989)	—	$(17,989)	(17,989)

Realized gain from hedging activities, net	—	—		—	—	—	(168)	(168)	(168)
Realized gain from decrease in pension liability, net	—	—		—	—	—	301	301	301
Unrealized loss from marketable securities, net	—	—		—	—	—	(1,288)	(1,288)	(1,288)
Unrealized loss from foreign currency translation adjustments, net	—	—		—	—	—	(248)	(248)	(248)

Total comprehensive loss								$(19,393)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	291		(*	—	4,900	(2,810)	—		2,090
Issuance of treasury stock upon exercise of stock options by employees	8		(*	—	146	(45)	—		101
Purchase of treasury stock	(3,978)	(3)		3	(43,904)	—			(43,904)
Equity-based compensation	—	—		10,751	—	—	—		10,751

Balance at September 30, 2008	27,551	$28		$311,296	$(102,662)	$166,219	$(378)		$374,503

Nine Months Ended September 30, 2009
Balance at December 31, 2008	26,731	$27		$314,484	$(107,749)	$(28,186)	$51		$178,627
Net loss		—		—	—	(5,565)	—	$(5,565)	(5,565)
Unrealized gain from hedging activities, net		—		—	—	—	511	511	511
Unrealized gain from marketable securities, net		—		—	—	—	1,366	1,366	1,366
Foreign currency translation adjustments, net		—		—	—	—	166	166	166

Total comprehensive loss								$(3,522)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	357		(*	—	4,418	(2,314)	—		2,104
Purchase of treasury stock	(4,187)	(4)		4	(20,028)	—	—		(20,028)
Equity-based compensation	—	—		8,483	—	—	—		8,483

Balance at September 30, 2009	22,901	$23		$322,971	$(123,359)	$(36,065)	$2,094		$165,664

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “ASC”). The ASC is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (U.S. GAAP), other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard does not have an impact on the Company’s consolidated financial statements and notes. Where applicable, references to pre-codification accounting standards will include an initial parenthetical reference to the ASC and subsequent references will use the ASC reference only.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2008.

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

During the third quarter of 2008, the Company initiated an additional restructuring plan to improve operational efficiencies at its various operating sites and reduce its operating expenses for 2009. The restructuring plan has been completed.

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

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Work-in-process	$1,737	$1,617
Finished goods (*)	11,263	12,481

	$13,000	$14,098

(*)	The finished products inventory includes $417 and $755 of inventory held in consignment by other parties as of September 30, 2009 and December 31, 2008, respectively. Write down of inventory amounted to $561 and $1,344 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE D—NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings (loss) per share further include the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with Statement of Financial Accounting Standard No. 128 “Earnings per Share” (“ASC 260”). The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended September 30,		Nine month ended September 30,
	2009	2008	2009	2008
	Unaudited
Net income (loss)	$6,803	$(3,030)	$(5,565)	$(17,989)
Net earnings (loss) per share:
Basic	$0.30	$(0.11)	$(0.23)	$(0.62)
Diluted	$0.29	$(0.11)	$(0.23)	$(0.62)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share	22,901	27,728	23,906	28,885
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	761	—	—	—

Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share	23,662	27,728	23,906	28,885

NOTE E—INVESTMENTS IN MARKETABLE SECURITIES AND SHORT TERM DEPOSITS

The Company accounts for investments in marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“ASC 320”). Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale marketable securities and short term and long term deposits at September 30, 2009 and December 31, 2008:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short and long-term deposit	$21,233	$2,518	$—	$—	$21,233	$2,518
U.S. government obligations and political subdivisions	12,154	19,163	(32)	274	12,122	19,437
Corporate obligations	41,145	30,973	1,244	(428)	42,389	30,545

	$74,532	$52,654	$1,212	$(154)	$75,744	$52,500

The amortized cost of available-for-sale debt securities at September 30, 2009, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	(Losses)	Estimated fair value
Due in one year or less	$17,212	$96	$—	$17,308
Due after one year to five years	57,320	1,223	(107)	58,436

	$74,532	$1,319	$(107)	$75,744

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

During the third quarter of 2009, the Company recorded $531 of gains from the realization of a previously impaired available-for-sale security. The impairment loss was recorded in 2008.

NOTE F—TAXES ON INCOME-

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for both the three and nine months ended September 30, 2009 does not include any tax benefit associated with equity-based compensation expenses. Tax provision for the three and nine months ended September 30, 2008 included a tax benefit associated with equity-based compensation expenses in the amount of $111 and $360, respectively. During the three and nine months ended September 30, 2009, the Company did not record any deferred tax assets due to its current estimation of future taxable income primarily as a result of general adverse market conditions.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,322 and $14,859 at September 30, 2009 and December 31, 2008, respectively. The Company accrues interests and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2009 and December 31, 2008, the Company had accrued interests and penalties relating to unrecognized tax benefits of $506 and $3,500, respectively. Two items caused a decrease in the total amount of net unrecognized tax benefit for the first nine months of 2009. First, pursuant to a tax settlement with the U.S. Internal Revenue Service, relating to the audit of the Company’s U.S. federal income tax returns for 2003 and 2004, the Company paid $1,486 to the Internal Revenue Service and, due to the reversal of the applicable income tax accrual, recorded a tax benefit of $3,488 during the second quarter of 2009. Second, the Company reversed an income tax contingency reserve that was determined to be no longer required due to the expiration of applicable limitation statutes. Pursuant to this reversal, the Company recorded a tax benefit of $7,645 during the third quarter of 2009.

Of the $11,133 associated with the reversal of the income tax accrual during the nine months ended September 30, 2009, $3,088 represented accrued interests relating to the unrecognized tax benefits.

NOTE G—SIGNIFICANT CUSTOMERS

The Company sells its products primarily through distributors and directly to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who incorporate the Company’s products into consumer products. The Company’s future performance will depend, in part, on the continued success of its distributors in marketing and selling its products. The loss of the Company’s distributors and the Company’s inability to obtain satisfactory replacements in a timely manner may harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. A significant amount of its revenues will continue to be derived from a limited number of large customers. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 29% and 20% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively. Sales to VTech represented 30% and 21% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 19% and 22% of the Company’s total revenues for the three months ended September 30, 2009 and 2008. Additionally, Tomen Electronics accounted for 22% and 23% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% of the Company’s total revenues for both the three months ended September 30, 2009 and 2008. Sales to Panasonic through Tomen Electronics generated approximately 14% of the Company’s revenues for both the nine months ended September 30, 2009 and 2008. Additionally, sales to Uniden Hong Kong Ltd. (“Uniden”) through Tomen Electronics or directly to Uniden represented 13% and 15% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively. Sales to Uniden represented 13% of the Company’s total revenues for both the nine months ended September 30, 2009 and 2008.

Sales to Korea-based Daesung Electric Co., Ltd. (“Daesung”) represented 10% and 3% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively. Sales to Daesung represented 7% and 2% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.

NOTE H—DERIVATIVE INSTRUMENTS

Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of SFAS Statement No. 133” (“ASC 815”). Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts and put options (collectively, “hedging contracts”). The policy, however, prohibits the Company from speculating on hedging contracts for profit.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges of these expenses.

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2009, the aggregate amount of hedging contracts held by the Company to offset foreign currency fluctuations was $10,650. These hedging contracts do not contain any credit-risk-related contingency features. See Note L for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $503 and $19, respectively, at September 30, 2009. The Company recorded a net amount of $484 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at September 30, 2009.

The amounts recorded as an expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2009 that resulted from the above referenced hedging transactions were $602, $102 and $73, respectively. The amounts recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2009 that resulted from the above referenced hedging transactions were $140, $24 and $17, respectively.

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

NOTE J—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended September 30, 2009 and September 30, 2008:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended September 30, 2009 and 2008 was $3.95 and $2.80 per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended September 30, 2009	Three months ended September 30, 2008
Volatility	67.83%	52.05%
Risk-free interest rate	2.37%	3.14%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.42%	3.57%
Post-vest cancellation rate	2.77%	1.85%
Suboptimal exercise factor	1.65	1.83

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended September 30, 2009 and 2008 derived from the binomial model was 4.02 and 4.91 years.

Employee Stock Benefit Plans

As of September 30, 2009, the Company had five stock equity plans and one employee stock purchase plan. As of September 30, 2009, approximately 547,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,622,202 shares of common stock remain available for grant under the Company’s stock equity plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its stock equity plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding at June 30, 2009	10,792,459	$15.29
Options granted	—	—
SAR units granted	42,000	$8.98
Options / SAR units cancelled/forfeited/expired	(142,440)	$18.18
Options and SAR units exercised	—	—
Outstanding at September 30, 2009 (1)	10,692,019	$15.22	4.66	6,031
Exercisable at September 30, 2009 (2)	5,402,275	$20.67	3.44	154

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2009 ($8.14 per share).

(1)	SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. Due to the aforementioned ceiling imposed on SAR grants, the 10,692,019 outstanding stock options and SAR units can be exercised for a maximum of 7,874,974 shares of the Company’s common stock.

(2)	Due to the aforementioned ceiling imposed on SAR grants, the currently exercisable amount for stock options and SAR units is a maximum of 4,204,648 shares of the Company’s common stock.

Additional information about stock options and SAR units outstanding and exercisable at September 30, 2009 with exercise prices above $8.14 per share (the closing price of the Company’s common stock on September 30, 2009) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $8.14	5,319,650	$20.89	2,421,569	$13.88	7,741,219	$18.70
Less than $8.14	82,625	$6.27	2,868,175	$6.09	2,950,800	$6.10

Total	5,402,275	$20.67	5,289,744	$9.66	10,692,019	$15.22

The Company’s aggregate compensation expense for the three months ended September 30, 2009 and 2008 totaled $2,637 and $3,205, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the three months ended September 30, 2009 and 2008 was $0 and $111, respectively.

The Company’s aggregate compensation expense for the nine months ended September 30, 2009 and 2008 totaled $8,483 and $10,750, respectively. The total income tax benefit recognized in the income statement related to the Company’s equity-based compensation expense for the nine months ended September 30, 2009 and 2008 was $0 and $360, respectively.

As of September 30, 2009, there was $9,188 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s stock equity plans. This amount is expected to be recognized over the period from 2009 through 2013.

NOTE K—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits (as amended)” (“ASC 715”). The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	September 30, 2009	September 30, 2008
Components of net periodic benefit cost
Service cost	$280	$225
Interest cost	145	397
Expected return on plan assets	(120)	(473)
Curtailment gain (1)	—	(537)
Exchange rate expenses	23	22

Net periodic benefit cost (income)	$328	$(366)

(1)	The gain above is a result of the implementation of an additional restructuring plan in the third quarter of 2008 and adjustments made to certain employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan.

The liabilities for the Company’s pension and other post-retirement benefit plans were calculated in accordance with SFAS No. 87 “Employers’ Accounting for Pensions” (“ASC 87”). The net pension liability as of September 30, 2009 amounted to $1,744.

NOTE L—FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company’s financial assets and liabilities subject to fair value measurement provisions as of September 30, 2009 comprised the following (in thousands):

	Balance as of	Fair Value Measurements
	September 30, 2009	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$20,086	—	$20,086	—
Money market mutual funds	$809	$809	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$6,085	—	$6,085	—
Time deposits	$11,223	—	$11,223	—

Long-term marketable securities and cash deposits:
U.S. government securities	$12,122	—	$12,122	—
Corporate debt securities	$36,304	—	$36,304	—
Time deposits	$10,010	—	$10,010

Derivative assets	$483	—	$483	—

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, related party receivables, trade payables, accrued expenses and other payables. The fair value of these financial instruments were not materially different from their carrying values at September 30, 2009 due to the short-term maturity of these instruments.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis:

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“ASC 820”) for non-financial assets and liabilities. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial condition or results of operations.

NOTE M—STOCKHOLDERS’ EQUITY

During the first quarter of 2009, in accordance with the Stock Repurchase Agreement executed by the Company and NXP on January 27, 2009, the Company repurchased 4,186,603 shares of its common stock that were issued to NXP in connection with the Acquisition at the purchase price of $4.78 per share for approximately $20,028.

No shares were repurchased under the Company’s board authorized share repurchase program during the nine months ended September 30, 2009. As of September 30, 2009, 255,488 shares of the Company’s common stock remain authorized for repurchase under the share repurchase program.

Repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” (“ASC 505-30”) and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

During the third quarter and first nine months of 2009, the Company issued 167,303 and 356,740 shares of common stock, respectively, out of treasury stock, to employees who exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU No. 2009-14”), that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under ASU No. 2009-14, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. ASU No. 2009-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning on January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU No. 2009-05”), which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. ASU No. 2009-05 clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). ASU No. 2009-05 also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, ASU No. 2009-05 is effective on October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on its consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“ASC 855”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective on June 15, 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure for the period ended September 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”);

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”); and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”).

ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65-4 is effective for periods ended after June 15, 2009. The adoption of this standard by the Company did not have any impact on its condensed consolidated financial statements.

ASC 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“ASC 825”), to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (“ASC 270”), to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65-1 is effective for periods ended after June 15, 2009. Because ASC 825-10-65-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s condensed consolidated financial statements.

ASC 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65-1 is effective for the Company for periods ended after June 30, 2009. The adoption of ASC 320-10-65-1 by the Company did not have any impact on its condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward looking statements. The forward looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance and include, without limitation, statements regarding:

•	Our expectation that sales from Digital Enhanced Cordless Telephony (“DECT”) and 2.4GHz products will continue to represent a significant percentage of our revenue for the remainder of 2009;

•	Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future;

•	Our belief that sales to our Hong Kong-based customers will increase in future periods in absolute dollars and as a percentage of total revenues as a result of the expansion of our new DECT products;

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

•

Our belief that the CAT-iq protocol will proliferate beyond Europe to other regions such as the U.S, and that this new standard is anticipated to enable the introduction of new cordless products into the market;

•	Our belief that the market will remain price sensitive for the remainder of 2009 and that price erosion will continue;

•	Our belief that research and development expenses in absolute dollars will be lower in 2009 as compared to 2008;

•	Our belief that interest rate fluctuations will not have a material effect on our financial position on an annual or quarterly basis; and

•	Our belief that our available cash, cash equivalents, cash deposits and marketable securities at September 30, 2009 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed Communications over Internet Protocol (CoIP), Digital Enhanced Cordless Telephony (DECT), and 2.4GHz and 5.8GHz chipsets representing approximately 92% of our total revenues for the first nine months of 2009.

Our business operates in a highly competitive environment. Our revenues were $157.5 million for the first nine months of 2009, a decrease of 33% in comparison to the same period of 2008. During the first nine months of 2009, sales of our DECT 6.0 products in the U.S. market increased from $54.4 million for the first nine months of 2008 to $62.2 million for the first nine months of 2009. We believe that sales of our DECT 6.0 products in the U.S. market will continue to increase for the remainder of 2009 on account of the continued decrease in sales of our 2.4GHz and 5.8GHz products. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue for the remainder of 2009. Our gross margin decreased to 36.3% of total revenues for the first nine months of 2009 from 36.6% for the first nine months of 2008, primarily due to the decline in overall revenues, the continued decline in average selling prices of our products, and increased sales of DECT products with lower gross margins in lieu of 5.8GHz and 2.4GHz products with higher gross margins. In addition to the general market competitiveness, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive for the remainder of 2009 and expect price erosion to continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, all may decrease our gross profit in future periods. Furthermore, the current worldwide economic downturn has resulted in a decrease in product demand, excess customer inventories, accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, reduced corporate profits and capital, liquidity concerns and general adverse business conditions. The downturn also has resulted in a significant downturn of the semiconductor industry, the industry in which we operate. Moreover, our semiconductor OEM customers incorporate our chipsets into consumer electronics products, the demand for which has significantly slowed due to the economic downturn and decreased consumer confidence. We currently anticipate that our revenues and gross profit will be lower in 2009 as compared to 2008 mainly due to the global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically.

Moreover, we believe there are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the current competition between cellular phone operators and fixed-line operators for the provision of residential communication. Our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Another market trend that could affect the results of our operations is the shift in the U.S. digital telephony market, our primary market, from sales of 2.4GHz and 5.8GHz products towards DECT 6.0 products. The shift has resulted in an overall decrease in our revenues and gross margin as our DECT 6.0 products are sold at lower average selling prices and gross margins than our 2.4GHz and 5.8GHz products.

We recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We decreased our operating expenses by 28% to $76.6 million for the first nine months of 2009 as compared to the same period of 2008. Our operating loss also decreased to $19.4 million for the first nine months of 2009 as compared to $20.6 million for the same period of 2008. Revenues derived from the sale of DECT products represented 79% of our total revenues for the first nine months of 2009. We are also concentrating our development efforts on a new cordless telephony DECT standard, the CAT-iq protocol, which stands for Cordless Advanced Technology: Internet and Quality. CAT-iq has been widely embraced by all leading European operators, and we believe that this technology will also proliferate into other regions that have adopted DECT telephony, such as the U.S. This new standard is anticipated to enable the introduction of new cordless products into the market as telecom operators have begun deploying home gateways and mobile handsets with CAT-iq in the marketplace. In addition to DECT technologies, we are investing in developing CoIP (Cordless over IP) technologies in-house. Our strategic focus is to launch next generation products to capitalize on the transition underway in the residential communications market with the move from wireless voice communication to voice communication over IP networks and ultimately the convergence of voice, video and data communication. As an initial step, we introduced products to facilitate the deployment of residential broadband services. Our long term goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop and offer products for residential communication that integrate voice, data and video with broadband offerings. To that end, we introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of September 30, 2009, our principal source of liquidity consisted of cash and cash equivalents of $38.0 million and marketable securities and short and long term deposits of $75.7 million, totaling $113.7 million. Our cash, investments and securities decreased during the first nine months of 2009 mainly due to the repurchase of 4,186,603 shares of our common stock from NXP B.V. for approximately $20 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $65.5 million for the third quarter of 2009, as compared to $87.4 million for the same period in 2008. Our total revenues were $157.5 million for the first nine months of 2009, as compared to $234.3 million for the same period in 2008. This decrease of 33% in revenues for the first nine months of 2009, as compared to the first nine months of 2008, was primarily as a result of decreased sales of all of our products. Sales of DECT products for the third quarter of 2009 and 2008 were $51.6 million and $66.0 million, representing approximately 79% and 75%, respectively, of total revenues, a decrease of 22% in absolute dollars when comparing sales for the third quarter of 2009 to sales for the third quarter of 2008. Sales of DECT products for the first nine months of 2009 and 2008 were $123.7 million and $165.2 million, respectively, representing approximately 79% and 70%, respectively, of total revenues, a decrease of 25% in absolute dollars when comparing sales for the first nine months of 2009 to sales for the first nine months of 2008. Sales of our DECT 6.0 products in the U.S. market increased from $54.4 million for the first nine months of 2008 to $62.4 million for the first nine months of 2009, representing approximately 23% and 40% of total revenues for the first nine months of 2008 and 2009, respectively. Sales of DECT 6.0 products in the U.S. market increased from $21.3 million for the third quarter of 2008 to $23.2 million for the third quarter of 2009, representing approximately 24% and 35% of total revenues for the third quarter of 2008 and 2009, respectively. We believe U.S. sales of our DECT 6.0 products will continue to increase on account of the decrease in sales of our 2.4GHz and 5.8GHz products as a result of the shift to DECT 6.0 products in the U.S. market, a trend which we anticipate will continue for the remainder of 2009. Sales of 5.8GHz products for the third quarter of 2009 and 2008 were $1.0 million and $4.8 million, respectively, representing approximately 2% and 5%, respectively, of our total revenues, a decrease of 79% in absolute dollars when comparing sales for the third quarter of 2009 to sales for the third quarter of 2008. Sales of 5.8GHz products for the first nine months of 2009 and 2008 were $2.8 million and

$14.2 million, respectively, representing approximately 2% and 6%, respectively, of our total revenues, a decrease of 80% in absolute dollars when comparing sales for the first nine months of 2009 to the first nine months of 2008. Sales of 2.4GHz products were $6.7 million and $8.8 million for the third quarter of 2009 and 2008, respectively, representing 10% for both the third quarter of 2009 and 2008, a decrease of 23% in absolute dollars when comparing sales for the third quarter of 2009 to sales for the third quarter of 2008. Sales of 2.4GHz products for the first nine months of 2009 and 2008 were $17.7 million and $26.6 million, respectively, representing approximately 11% of our total revenues for both the nine months of 2009 and 2008, and a decrease of 33% in absolute dollars when comparing sales for the first nine months of 2009 to the sales for the first nine months of 2008. The decrease in revenues on a percentage basis and in absolute dollars generated by our 5.8 GHz and 2.4 GHz products for the comparable periods was mainly attributable to increased sales of our DECT 6.0 products in the U.S. market in lieu of sales of those products as discussed above.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
United States	$1,185	$7,295	$2,131	$16,260
Japan	20,836	32,205	54,187	83,036
Europe	3,884	7,996	11,153	24,627
Hong-Kong	29,458	34,866	70,931	94,318
Korea	8,692	4,181	14,481	11,820
Other	1,477	825	4,583	4,189

Total revenues	$65,532	$87,368	$157,466	$234,250

Sales to our customers in Hong Kong decreased for the first nine months of 2009 as compared to the same period of 2008, representing a 25% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from decreased sales to VTech Holdings Ltd. (“VTech”), Shenzhen Guo Wei Electronics (formerly Suncorp), and CCT Telecom Holdings Ltd. The decrease in our sales to Japan for the first nine months of 2009 as compared to the same period of 2008 resulted from (i) a decrease in sales to Panasonic Communications Co., Ltd. (“Panasonic”) and Uniden Hong Kong Ltd. (“Uniden”), and (ii) a decrease in sales to the Japanese domestic market.

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

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 29% and 20% of total revenues for the three months ended September 30, 2009 and 2008, respectively. Sales to VTech represented 30% and 21% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily due to the decrease in overall revenues for the three months and nine months ended September 30, 2009, which increased the percentage of revenues attributable to VTech of our total revenues for the three months and nine months ended September 30, 2009.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen”), accounted for 19% and 22% of our total revenues for the three months ended September 30, 2009 and 2008. Additionally, Tomen Electronics accounted for 22% and 23% of our total revenues for the nine months ended September 30, 2009 and 2008.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% of our total revenues for both the three months ended September 30, 2009 and 2008. Sales to Panasonic through Tomen Electronics generated 14% of our total revenues for both the nine months ended September 30, 2009 and 2008. Sales to Uniden through Tomen Electronics or directly to Uniden represented 13% and 15% of our total revenues for the three months ended September 30, 2009 and 2008, respectively. Sales to Uniden represented 13% of our total revenues for both the nine months ended September 30, 2009 and 2008. Sales to Daesung Electric Co., Ltd. (“Daesung”) represented 10% and 3% of our total revenues for the three months ended September 30, 2009 and 2008, respectively. Sales to Daesung represented 7% and 2% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively.

The loss of our significant customers or Tomen Electronics as a distributor and our inability to generate revenues from other sources in a timely manner would harm our results of operations.

Significant Products. Revenues from our DECT products represented 79% of our total revenues for both the three and nine months ended September 30, 2009. Specifically, DECT 6.0 products targeted at the U.S. market accounted for 36% of our total revenues for the three months ended September 30, 2009, and DECT products targeted at European markets and the rest of the world accounted for 43% of our total revenues for the three months ended September 30, 2009. Revenues from our 5.8GHz and 2.4GHz digital products represented 2% and 10%, respectively, of our total revenues for the third quarter of 2009. Revenues from our 5.8GHz and 2.4GHz digital products represented 2% and 11%, respectively, of our total revenues for the first nine months of 2009. We believe that sales of DECT and 2.4GHz digital products will continue to represent a substantial percentage of our revenues for the remainder of 2009. However, we believe that sales of our 2.4GHz and 5.8GHz products will decrease for the remainder of 2009 with a sharper decrease in sales of our 5.8GHz products. We believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including future sales of our DECT, 2.4GHz and 5.8GHz products for the long term.

Gross Profit. Gross profit as a percentage of revenues was 37.7% for the third quarter of 2009 and 37.6% for the third quarter of 2008. Gross profit as a percentage of revenues was 36.3% for the first nine months of 2009 and 36.6% for the first nine months of 2008. The decrease in our gross profit for the first nine months of 2009 as compared to the first nine months of 2008 was primarily due to the decline in overall revenues, the continuing decline in the average selling prices of our products and increased sales of DECT products with lower average gross margins on account of 5.8GHz and 2.4GHz products with higher average gross margins. The decrease was offset to some extent by savings realized from the shut down of, or reduction in capacity at, some of our sites as part of our restructuring plans. The increase in our gross margin for the third quarter of 2009 as compared to the third quarter of 2008, despite the decrease in total sales, was mainly due to savings realized from the shut down of, or reduction in capacity at, some of our sites as part of our restructuring plans. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold and oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margin of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Operating Expenses. Our operating expenses decreased by 28% for the first nine months of 2009 compared to the same period of 2008, reaching a level of $76.6 million. The decrease in operating expenses for the first nine months of 2009 as compared to the same period of 2008 was primarily attributable to (i) a decrease in the amortization cost for intangibles assets related to the acquisition of the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (the “Acquisition”) in the amount of $8.0 million, resulting from the recordation of impairment costs related to such intangible assets in 2008 which decreased the original cost of such intangible assets for future amortization measurement, (ii) a decrease in payroll and facilities expenses related to research and development, resulting from our restructuring plans, which included a reduction in the numbers of employees and the shutdown of some of our sites, (iii) a decrease in sales commissions due to decreased sales for the first nine months of 2009, and (iv) a decrease in equity-based compensation expenses. Our operating loss was $19.4 million for the first nine months of 2009, as compared to $20.6 million of operating loss for the same period of 2008. The decrease in operating loss was mainly due to the decrease in operating expenses as noted above, offset to some extent by the decrease in overall revenues and gross margin.

Research and Development Expenses. Our research and development expenses decreased to $15.2 million for the third quarter of 2009 from $17.9 million for the third quarter of 2008. Research and development expenses decreased to $42.6 million for the first nine months of 2009 from $56.8 million for the first nine months of 2008. The decrease for the third quarter and the first nine months of 2009 in research and development expenses, as compared to the same periods in 2008, was mainly attributed to (i) savings of $13.0 million for the first nine months of 2009 and $4.2 million for the third quarter of 2009 as a result of the shut-down of, or reduction in capacity and the number of employees at, some of our sites as part of our restructuring plans, (ii) a devaluation of the New Israeli Shekel (NIS) against the U.S. dollar which reduced the research and development expenses attributable to our Israeli facilities and employees, (iii) a decrease in equity-based compensation expenses of $1.5 million for the first nine months of 2009 as compared to the first nine months of 2008 and $0.5 million for the third quarter of 2009 as compared to the third quarter of 2008, and (iv) a decrease in other expenses such as travel expenses for the first nine months and the third quarter of 2009 as compared to 2008. The above referenced expense decreases were offset to some extent by an increase in IP purchases and tapeout expenses in 2009 when compared to 2008.

Our research and development expenses as a percentage of total revenues were 23% and 20% for the three months ended September 30, 2009 and 2008, respectively, and 27% and 24% for the nine months ended September 30, 2009 and 2008, respectively. The increase in research and development expenses as a percentage of total revenues for both periods was due to the decrease in absolute dollars of our total revenues for the comparable periods in 2009.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.7 million for the third quarter of 2009 from $5.5 million for the third quarter of 2008. Our sales and marketing expenses were $13.5 million for the nine months ended September 30, 2009, as compared to $17.1 million for the same period in 2008. The decrease in sales and marketing expenses for both periods was mainly attributed to (i) a decrease in sales commissions paid due to a lower level of revenues subject to sales commissions for the third quarter and first nine months of 2009, as compared to the same periods of 2008, (ii) a decrease in payroll expenses due to a lower number of sales and marketing employees and contractors, partially as a result of our restructuring plans, and (iii) the devaluation of the NIS against the U.S. dollar.

Our sales and marketing expenses as a percentage of total revenues were 7% and 6% for the three months ended September 30, 2009 and 2008, and 9% and 7% for the nine months ended September 30, 2009 and 2008, respectively. The increase in sales and marketing expenses as a percentage of total revenues for the third quarter and first nine months of 2009 was due to the decrease in absolute dollars of our total revenues for the comparative period in 2009.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.7 million for the three months ended September 30, 2009, as compared to $4.5 million for the three months ended September 30, 2008. For the first nine months of 2009, general and administrative expenses were $11.4 million, as compared to $13.3 million for the same period in 2008. The decrease in general and administrative expenses for both periods was mainly attributed to (i) a decrease in equity-based compensation expenses of $0.7 million for the first nine months of 2009 and $0.2 million for the third quarter of 2009, (ii) operational savings as a result of the shut-down of some of our sites as part of our restructuring plans, (iii) a decrease in other expenses such as accounting and legal expenses for the first nine months and third quarter of 2009 as compared to the same periods of 2008, and (iv) the devaluation of the NIS against the U.S. dollar.

General and administrative expenses as a percentage of total revenues were 7% and 6% for the first nine months of 2009 and 2008, respectively. General and administrative expenses as a percentage of total revenues were 6% and 5% for the third quarters of 2009 and 2008, respectively. The increase in general and administrative expenses as a percentage of total revenues for both periods was due to the decrease in absolute dollars of our total revenues for the comparative periods in 2009.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first nine months of 2009, we recorded an expense of $9.2 million, as compared to $17.2 million for the nine months ended September 30, 2008, relating to the amortization of intangible assets associated with the Acquisition. During the third quarter of 2009, we recorded an expense of approximately $3.1 million, as compared to $5.7 million for the same period in 2008, relating to the amortization of intangible assets associated with the Acquisition. The decrease was due to the impairment costs of such intangible assets in 2008, which reduced the basic cost of such intangible assets and therefore the future amortization cost of such intangible assets, including in 2009.

Interest and Other Income, net. Interest and other income, net, for the three months ended September 30, 2009 was $1.1 million, as compared to an expense of $0.2 million for the three months ended September 30, 2008, and increased to $2.3 million for the nine months ended September 30, 2009 from $1.9 million for the nine months ended September 30, 2008. The increase for the three months ended September, 30 2009 was due to a gain from the realization of a previously impaired available-for-sale securities in the amount of $531,000 in the third quarter of 2009, as compared to a loss in the amount of $671,000 in the third quarter of 2008 related to the impairment of available-for-sale securities. The increase for the nine months ended September 30, 2009 was due to the gain from the realization of the available-for-sale securities mentioned above, which was offset to some extent by (i) a decrease in our level of cash, cash equivalents and marketable securities which was attributable to our various share repurchases, and (ii) lower interest rates.

Our total cash, cash equivalents and marketable securities were $113.7 million as of September 30, 2009, compared to $120.4 million as of September 30, 2008.

Provision for Income Taxes. Our income tax benefit was $11.6 million for the first nine months of 2009, as compared to tax benefit of $0.6 million for the first nine months of 2008. Our income tax benefit for the third quarter of 2009 was $7.6 million, as compared to a tax expense of $0.2 million for the third quarter of 2008. Two main items caused an increase in our income tax benefit for the first nine months of 2009, as compared to the same period in 2008. First, pursuant to a settlement with the U.S. Internal Revenue Service relating to an audit of our U.S. federal income tax returns for 2003 and 2004, we recorded a tax benefit of $3.5 million for the nine months ended September 30, 2009 as a result of the partial reversal of the tax reserves associated with the tax audit. Second, we recorded a tax benefit of $7.6 million as a result of the reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of applicable limitation statutes. The increase in our income tax benefit for the third quarter of 2009 resulted mainly from the recordation of the $7.6 million tax benefit mentioned above.

During the three and nine months ended September 30, 2009, we did not record any deferred tax assets due to our current estimation of future taxable income, primarily as a result of general adverse market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Our cash flows from operating activities were $13.9 million and $8.2 million for the first nine months of 2009 and 2008, respectively. The increase in net cash provided by operating activities for the first nine months of 2009, as compared to net cash provided by operating activities for the same period in 2008, resulted from changes in working capital as follows: (i) a decrease in inventories by $1.1 million for the first nine months of 2009, as compared to an increase by $5.6 million for the same period in 2008, (ii) a decrease in other accounts receivable and prepaid expenses by $3.4 million during the first nine months of 2009, mainly due to excess tax advances that were refunded from tax authorities, as compared to an increase by $7.6 million during the first nine months of 2008, mainly due to tax advances paid to tax authorities and the payment of other deposits, (iii) a decrease in accrued compensation and benefits by $1.3 million during the first nine months of 2009, as compared to a decrease of $6.6 million during the first nine months of 2008, mainly due to severance payments associated with our restructuring plans that were paid during the first nine months of 2008 and higher employee bonus payments in 2008 as compared to 2009. The above changes in working capital were offset to some extent by an increase in operating losses for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 (after eliminating non-cash charges such as intangible assets amortization and equity-based compensation expense from the operating losses for both periods).

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2009, we purchased $63.6 million of investments in marketable securities, short and long term deposits, as compared to $44.4 million during the first nine months of 2008. During the same periods, $42.4 million and $83.3 million, respectively, of investments in marketable securities and short term deposits matured, were called by the issuer or were sold.

As of September 30, 2009, the amortized cost of our marketable securities and short-term deposits was $74.5 million and their stated market value was $75.7 million, representing an unrealized gain of $1.2 million, which was mainly caused by overall market conditions and interest rate changes.

Our capital equipment purchases for the first nine months of 2009, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $3.6 million, as compared to $8.0 million for the first nine months of 2008.

Financing Activities. During the first quarter of 2009, we repurchased 4,186,603 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20.0 million. During the first nine months of 2009, no employee stock options were exercised, as compared to the receipt of $0.1 million during the first nine months of 2008 upon the exercise of employee stock options. We cannot predict cash flows from option exercises and employee stock purchases for future periods.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. As of September 30, 2009, 255,488 shares of our common stock remain authorized for repurchase pursuant to our share repurchase program.

During the first nine months of 2008, we repurchased 3,978,378 shares of our common stock at an average purchase price of $11.04 per share for approximately $43.9 million (approximately $43.7 million was paid in cash as of September 30, 2008) pursuant to our share repurchase program. No repurchases were made during the first nine months of 2009 pursuant to our share repurchase program.

As of September 30, 2009, we had cash and cash equivalents totaling approximately $38.0 million and marketable securities and cash deposit of approximately $75.7 million.

Our working capital at September 30, 2009 was approximately $74.5 million, as compared to $84.1 million as of September 30, 2008. The decrease in working capital was mainly due to the share repurchases. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, cash deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits in the U.S. or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash balances and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our cash; however, we can provide no assurances that access to our cash will not be affected if the financial institutions that we hold our cash fail or the financial and credit markets continue to worsen.

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. corporations, state and political subdivisions of the U.S. government. We intend, and have the ability, to hold such investments until recovery of temporary declines in market value or maturity. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. However, we can provide no assurances that we will recover present declines in the market value of our investments.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material affect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in New Israeli Shekel (NIS), the Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2009, we instituted a foreign currency cash flow hedging program. These option and forward contracts are designated as cash flow hedges, as defined by ASC 815, and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2009. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 other than (1) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “As we depend on independent subcontractors, located in Asia, to assemble and test our semiconductor products, we are subject to additional risks that may materially disrupt our business;” (9) “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (10) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” (11) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (12) changes to the Risk Factor below entitled “An unfavorable government review of our federal income tax returns or changes in our effective tax rates could adversely affect our operating results;” (13) changes to the Risk Factor below entitled: “Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business;” and (14) changes to the Risk Factor below entitled “Our cash and cash equivalents and investment portfolio could be adversely affected by the current downturn in the financial and credit markets.”

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period to period, will account for a substantial portion of our revenues in any period. Our five largest customers – CCT Telecom, Panasonic, Uniden, Daesung and VTech – accounted for approximately 71% of our total revenues for the nine months ended September 30, 2009. In addition to Panasonic mentioned below, sales to Uniden and VTech represented approximately 13% and 30%, respectively, of our total revenues for the nine months ended September 30, 2009. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues.

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 22% and 23% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% of our total revenues for both the nine months ended September 30, 2009 and 2008. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales and results of operations.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first nine months of 2009. Specifically, sales of our 2.4GHz, 5.8GHz, DECT and CoIP products comprised 93% and 92% of our total revenues for the three and nine months ended September 30, 2009, respectively. Revenues from our DECT products represented 79% of our total revenues for both the three and nine months ended September 30, 2009.

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

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices through general operational efficiencies and manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products as a result of the decrease in revenues. As an example, our gross margin for the first nine months of 2009 was 36.3%, as compared to 37% for the first nine months of 2008. We currently believe that our gross profit will be lower in 2009 as compared to 2008 mainly due to the severe global economic downturn generally and the significant declines in the semiconductor and consumer electronics industries specifically. In addition to the continued decline in the average selling prices of our products, our gross profit may further decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margin also is affected by the product mix. For example, our gross margin decreased during the first nine months of 2009 as compared to the same period in 2008 due to the increased sales of DECT products with lower average gross margin on account of 5.8GHz and 2.4GHz products with higher average gross margins. We believe that sales of our 5.8GHz and 2.4GHz products will continue to decrease; whereas sales of our DECT 6.0 products will continue to represent a significant portion of our total revenues. Both of these trends will continue to put pressures on our gross margin.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first nine months of 2009. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the Acquisition at predetermined costs. Products from the CIPT Business (e.g. DECT and Voice over Internet

Protocol, or “VoIP” products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. In addition, NXP has closed its Fishkill, New York, manufacturing facilities which resulted in the transfer of some of our products that were manufactured at the Fishkill facility to NXP’s Nijmegen facility. We are still in the process of working with NXP to complete the re-qualification of some of our products at the Nijmegen facility and establish other procedures for the transfer of manufacturing capabilities, including the building of sufficient inventory during the transition period, in order not to disrupt our product shipments and customer relationships. However, if the re-qualification of some of our products in the Nijmegen facility or the other procedures we are establishing for the transfer of manufacturing capabilities are not completed in a timely and satisfactory manner, we fail to build sufficient inventory during the transition period or NXP otherwise is not able to meet its obligations to us under the Manufacturing Services Collaboration Agreement, as amended, our product shipments may be disrupted, customer relationships may be harmed and our business could be materially adversely affected. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, assembly and testing capacity to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units or to other third parties. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, including due to financial or operational hardships within NXP as a result of the current significant downturn within the semiconductors industry or otherwise, and we are unable to obtain satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2009, 265 of our 406 employees were located in Israel, including 172 out of 248 of our research and development personnel In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure you that licenses will be offered or that the terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities, suspend the manufacturing of products utilizing the technology or damage the relationship with our customers. Alternatively, we could be required to expend significant resources to develop non-infringing technology. We cannot assure you that we would be successful in developing non-infringing technology. The occurrence of any of these events could harm our business, financial condition or results of operations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first nine months of 2009. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business, a portion of our expenses for our European operations are paid in Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

DSP GROUP, INC. (Registrant)

Date: November 9, 2009	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)