Form 10-Q
period 2010-03-31
DSP GROUP INC /DE/
filed 2010-05-10
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 3, 2010, there were 23,147,043 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,367	$37,986
Restricted deposit	120	120
Marketable securities and short-term deposits	23,540	19,567
Trade receivables, net	33,855	28,352
Deferred income taxes	146	178
Other accounts receivable and prepaid expenses	12,688	12,162
Inventories	11,855	12,427

TOTAL CURRENT ASSETS	120,571	110,792

PROPERTY AND EQUIPMENT, NET	9,678	10,090

LONG-TERM ASSETS:
Long-term marketable securities and deposits	57,274	65,392
Long-term prepaid expenses and lease deposits	1,302	1,286
Deferred income taxes	—	15
Severance pay fund	9,882	9,521
Intangible assets, net	17,922	20,473
Investment in other companies	2,200	2,200

	88,580	98,887

TOTAL ASSETS	$218,829	$219,769

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$18,903	$18,309
Accrued compensation and benefits	7,106	9,900
Income tax accruals and payables	2,922	2,939
Accrued expenses and other accounts payable	8,887	11,631

Total current liabilities	37,818	42,779

LONG-TERM LIABILITIES:
Accrued severance pay	10,950	10,572
Accrued pensions	911	929

Total long-term liabilities	11,861	11,501

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at March 31, 2010 and December 31, 2009; Issued and outstanding shares: none at March 31, 2010 and December 31, 2009	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at March 31, 2010 and December 31, 2009; Issued and outstanding shares: 23,133,682 and 22,901,051 shares at March 31, 2010 and December 31, 2009, respectively	23	23
Additional paid-in capital	328,423	325,579
Treasury stock	(120,871)	(123,350)
Accumulated other comprehensive income	2,084	2,174
Accumulated deficit	(40,509)	(38,937)

Total stockholders’ equity	169,150	165,489

Total liabilities and stockholders’ equity	$218,829	$219,769

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2010	2009
Revenues	$56,109	$39,914
Cost of revenues (includes $0 and $8,013 with related party for the three months ended March 31, 2010 and 2009) (1)	32,521	26,504

Gross profit	23,588	13,410

Operating expenses:
Research and development (2)	13,491	13,738
Sales and marketing (3)	4,444	4,516
General and administrative (4)	3,762	3,814
Intangible assets amortization	2,498	3,047

Total operating expenses	24,195	25,115

Operating loss	(607)	(11,705)
Interest and other income, net	425	603

Loss before taxes on income	(182)	(11,102)
Taxes on income (income tax benefit)	2	(411)

Net loss	$(184)	$(10,691)

Net loss per share:
Basic	$(0.01)	$(0.41)

Diluted	$(0.01)	$(0.41)

Weighted average number of shares used in per share computations of net loss:
Basic	23,107	26,083

Diluted	23,107	26,083

(1)	Includes equity-based compensation expense in the amount of $202 and $208 for the three months ended March 31, 2010 and 2009, respectively.
(2)	Includes equity-based compensation expense in the amount of $1,383 and $1,575 for the three months ended March 31, 2010 and 2009, respectively.
(3)	Includes equity-based compensation expense in the amount of $443 and $458 for the three months ended March 31, 2010 and 2009, respectively.
(4)	Includes equity-based compensation expense in the amount of $816 and $780 for the three months ended March 31, 2010 and 2009, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operating activities	$(3,259)	$4,546
Investing activities
Purchase of marketable securities and deposits	(12,310)	(21,880)
Proceeds from maturity and sale of marketable securities and deposits	16,811	15,344
Proceeds from sales of property and equipment	32	—
Purchases of property and equipment	(1,044)	(1,177)

Net cash provided by (used in) investing activities	3,489	(7,713)
Financial activities
Purchase of treasury stock	—	(20,028)
Issuance of common stock and treasury stock for cash upon exercise of options	165	—

Net cash used in financing activities	165	(20,028)

Increase (decrease) in cash and cash equivalents	$395	$(23,195)

Cash erosion due to exchange rate differences	(14)	(407)

Cash and cash equivalents at the beginning of the period	$37,986	$68,886

Cash and cash equivalents at the end of the period	$38,367	$45,284

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended March 31, 2009
Balance at December 31, 2008	26,731	$27		$314,484	$(107,749)	$(28,186)	$51		$178,627
Net loss		—		—	—	(10,691)		$(10,691)	(10,691)
Change in unrealized loss from hedging activities, net		—		—	—	—	(1,076)	(1,076)	(1,076)
Change in unrealized loss from marketable securities, net		—		—	—	—	(399)	(399)	(399)
Change in foreign currency translation adjustments, net		—		—	—	—	(256)	(256)	(256)

Total comprehensive loss								$(12,422)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	*	)	—	2,635	(1,492)			1,143
Purchase of treasury stock	(4,187)	(4)		4	(20,028)				(20,028)
Equity-based compensation	—	—		3,021	—	—	—		3,021

Balance at March 31, 2009	22,734	$23		$317,509	$(125,142)	$(40,369)	$(1,680)		$150,341
Three Months Ended March 31, 2010
Balance at December 31, 2009	22,901	$23		$325,579	$(123,350)	$(38,937)	$2,174		$165,489
Net loss		—		—	—	(184)		$(184)	(184)
Change in unrealized gain from hedging activities, net		—		—	—	—	50	50	50
Change in unrealized gain from marketable securities, net		—		—	—	—	115	115	115
Change in realized gain from pensions, net		—		—	—	—	(8)	(8)	(8)
Change in foreign currency translation adjustments, net		—		—	—	—	(247)	(247)	(247)
Total comprehensive loss								$(274)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	194	*	)	—	2,064	(1,138)			926
Issuance of treasury stock upon exercise of stock options by employees	39	*	)		415	(250)			165
Equity-based compensation	—	—		2,844	—	—	—		2,844

Balance at March 31, 2010	23,134	$23		$328,423	$(120,871)	$(40,509)	$2,084		$169,150

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2009.

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

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Work-in-process	$4,918	$2,654
Finished goods (*)	6,937	9,773

	$11,855	$12,427

(*)	The finished products inventory includes $588 and $613 of inventory held in consignment by other parties as of March 31, 2010 and December 31, 2009, respectively.

Inventory write-downs amounted to $158 and $44 for the three months ended March 31, 2010 and 2009, respectively.

NOTE C—NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net loss per share further includes the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with FASB ASC No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2010	2009
Net loss	$(184)	$(10,691)
Loss per share:
Basic	$(0.01)	$(0.41)

Diluted	$(0.01)	$(0.41)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	23,107	26,083

Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	23,107	26,083

NOTE D—MARKETABLE SECURITIES AND TIME DEPOSITS

The Company accounts for investments in marketable securities in accordance with FASB ASC No.320-10 “Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2010 and December 31, 2009:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short and long-term deposit	$22,854	$25,258	$—	$—	$22,854	$25,258
U.S. government obligations and political subdivisions	6,666	14,703	(6)	(88)	6,660	14,615
Corporate obligations	49,988	43,808	1,312	1,278	51,300	45,086

	$79,508	$83,769	$1,306	$1,190	$80,814	$84,959

The amortized cost of available-for-sale debt securities at March 31, 2010, by contractual maturities, is shown below:

	Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$23,391	$149	$—	$23,540
Due after one year to five years	56,117	1,177	(20)	57,274

	$79,508	$1,326	$(20)	$80,814

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of March 31, 2010, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of operation.

Declines in fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2010 and March 31, 2009 does not include tax benefit associated with equity-based compensation expenses. As of March 31, 2010 and December 31, 2009, the Company did not record any deferred tax assets due to its current estimation of future taxable income primarily as a result of general adverse market conditions.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,149 and $3,107 at March 31, 2010 and December 31, 2009, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2010 and December 31, 2009, the Company had accrued interest and penalties relating to unrecognized tax benefits of $531 and $489, respectively.

NOTE F—SIGNIFICANT CUSTOMERS

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

Sales to Hong Kong-based VTech Holdings Ltd. represented 35% and 28% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 22% and 29% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 15% of the Company’s revenues for the three months ended March 31, 2010 and 2009, respectively. Additionally, sales to Uniden through Tomen Electronics or directly to Uniden America Corporation represented 13% of the Company’s total revenues for both the three months ended March 31, 2010 and 2009.

NOTE G—DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with FASB. ASC No. 815 “Derivatives and Hedging”. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts and put options (collectively, “hedging contracts”). The policy, however, prohibits the Company from speculating on hedging contracts for profit.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by FASB ASC No. 815 “Derivatives and Hedging” (“ASC 815”) and are all effective hedges of these expenses.

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2010, the Company had outstanding forward contracts in the amount of $8,025 and outstanding option contract in the amount of $2,450. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $276 and $0, respectively, at March 31, 2010. The Company recorded a net amount of $276 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at March 31, 2010.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the quarter ended March 31, 2010 that resulted from the above referenced hedging transactions was $115, $20 and $14, respectively.

The fair value of the outstanding derivative instruments at March 31, 2010 and December 31, 2009 is summarized below:

			Fair Value of Derivative Instruments
	Balance Sheet Location		As of March 31, 2010	As of December 31, 2009
Derivative Assets

Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses	(*)	276	227

Total			$276	$227

Derivative Liabilities

Foreign exchange forward contracts and put options	Other accounts payable and accrued expenses	(*)	$—	$—

Total			$—	$—

(*)	Estimated to be reclassified into earnings during 2010 and 2011.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2010 and 2009 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended March 31,
	2010	2009
Foreign exchange forward contracts	$198	(1,799)

	Gains (Losses) Reclassified from OCI into Income
	for the three months ended March 31,
	Location	2010	2009
Foreign exchange forward contracts	Operating expenses	149	(723)

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended March 31, 2010 and March 31, 2009:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended March 31, 2010 and 2009 was $3.17 and $2.44 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Volatility	64.62%	61.75%
Risk-free interest rate	2.25%	1.99%
Dividend yield	0%	0%
Pre-vest cancellation rate	2.78%	3.51%
Post-vest cancellation rate	2.16%	2.13%
Suboptimal exercise factor	1.63	1.64

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended March 31, 2010 and 2009 derived from the binomial model was 4.07 for both periods.

Employee Stock Benefit Plans

As of March 31, 2010, the Company had four equity incentive plans and one employee stock purchase plan. As of March 31, 2010, approximately 352,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 870,857 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at January 1, 2010	10,433	$15.20
Options granted	395	$6.70
SAR units granted (1)	2,143	$7.26
Options / SAR units cancelled/forfeited/expired	(164)	$16.58
Options / SAR units exercised	(83)	$5.97
Outstanding at March 31, 2010 (2)	12,724	$13.64	4.79	9,286
Exercisable at March 31, 2010 (3)	6,471	$18.80	3.56	1,652

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2010 ($8.33 per share).
(1)	The SAR units in the above table, which were granted subsequent to January 1, 2010, are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 9,248,477 shares of the Company’s common stock outstanding. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(3)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 4,846,167 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at March 31, 2010 with exercise prices above $8.33 per share (the closing price of the Company’s common stock on March 31, 2010) is as follows (in thousands):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $8.33	5,664	$20.59	1,601	$12.98	7,264	$18.91
Less than $8.33	807	$6.28	4,652	$6.69	5,460	$6.63
Total	6,471	$18.80	6,253	$8.30	12,724	$13.64

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2010 and 2009 totaled $2,844 and $3,021, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, there was $12,425 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2009 through 2014.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2010 and 2009 are as follows (in thousands):

	March 31, 2010	March 31, 2009
Components of net periodic benefit cost
Service cost	$73	$53
Interest cost	35	46
Expected return on plan assets	(27)	(38)
Exchange rate expenses (income)	(54)	(127)

Net periodic benefit cost (income)	$27	$(66)

The net pension liability as of March 31, 2010 amounted to $911.

NOTE K—FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company measures its cash equivalents, short-term deposits, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents, short-term deposits and marketable securities are classified within Level 1 or Level 2 value hierarchies as they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010.

	Balance as of March 31, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$6,472	—	$6,472	—
Money market mutual funds	$11,974	$11,974	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$8,775	—	$8,775	—
U.S. government securities	$1,999		$1,999
Time deposits	$12,766	—	$12,766	—

Long-term marketable securities:
U.S. government securities	$4,660	—	$4,660	—
Corporate debt securities	$42,525	—	$42,525	—
Time deposits	$10,088		$10,088

Derivative assets	$277	—	$277	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009.

	Balance as of December 31, 2009	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$14,691	—	$14,691	—
Money market mutual funds	$2,100	$2,100	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$4,360	—	$4,360	—
Time deposits	$15,208	—	$15,208	—

Long-term marketable securities:
U.S. government securities	$14,615	—	$14,615	—
Corporate debt securities	$40,727	—	$40,727	—
Time deposits	$10,050	—	$10,050	—

Derivative assets	$227	—	$227	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2010 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

No shares were repurchased under the Company’s board authorized share repurchase program during the first quarter of 2010. As of March 31, 2010, 255,488 shares of the Company’s common stock remain authorized for repurchase under the share repurchase program.

During the first quarter of 2009, in accordance with the Stock Repurchase Agreement executed by the Company and NXP B.V. (“NXP”) on January 27, 2009, the Company repurchased 4,186,603 shares of its common stock that were issued to NXP in connection with the acquisition of the cordless and VoIP terminals business of NXP at the purchase price of $4.78 per share for approximately $20,028.

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

During the first three months of 2010, the Company issued 232,631 shares of common stock out of treasury stock to employees who exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update “ASU” No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) beginning in the first quarter of 2011. The adoption of the effective portions of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company does not anticipate that the adoption of the remaining portions of this ASU will have a material impact to its consolidated financial position, results of operations or cash flows.

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

•	Our belief that the XpandR™ platform will present unique opportunities for us to expand the domain of applications and add new customers served by our products;

•

Our optimism about an economic recovery in 2010, and our belief that our revenues and gross profit will increase in 2010 as compared to 2009 mainly due to the launching of new products and overall market recovery;

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

•	Our belief that the market will remain price sensitive in 2010 and that price erosion will continue;

•	Our belief that our available cash and cash equivalents should be sufficient to finance our operations for both the short and long term.

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

Overview

The following discussion and analysis is intended to provide investors with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 93% of our total revenues for the first quarter of 2010.

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

Our business operates in a highly competitive environment. Our revenues were $56.1 million for the first three months of 2010, an increase of 41% in comparison to the same period of 2009. Sales of our DECT 6.0 products in the U.S. market increased from $16.4 million for the first three months of 2009 to $22.9 million for the first three months of 2010. Revenues derived from the sale of DECT products represented 78% of our total revenues for the first three months of 2010 as compared to 72% of our total revenues for the first three months of 2009. We believe that sales of our DECT 6.0 products in the U.S. market will continue to increase for the remainder of 2010 on account of the continued decrease in sales of our 2.4GHz and 5.8GHz products. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue for the remainder of 2010. Our gross margin increased to 42.0% of total revenues for the first three months of 2010 from 33.6% for the first three months of 2009, primarily due to (i) the increase in overall revenues, (ii) increased sales of products during the quarter with higher gross margins and (iii) reversal of a reserve amounting to $2.5 million regarding a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable limitation statutes. In addition to general market competitiveness, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive and expect price erosion to continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit in future periods. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in accelerated erosion of prices, and longer product cycles and decision-making processes at our customers’ organizations, and general adverse business conditions. Notwithstanding these challenges, we remain optimistic about a recovery in 2010 and currently anticipate that our revenues and gross profit will be higher in 2010 as compared to 2009, mainly due to our launch of new products and overall market recovery.

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

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. Our operating expenses decreased by 4% to $24.2 million for the first quarter of 2010 as compared to $25.1 million for the first quarter of 2009. Our operating losses also decreased to $0.6 million for the first three months of 2010 as compared to $11.7 million for the first three months of 2009. We are also concentrating our development efforts on a new cordless telephony DECT standard, the CAT-iq protocol, which stands for Cordless Advanced Technology: Internet and Quality. CAT-iq has been widely embraced by all leading European operators, and we believe that this technology will also proliferate into other regions that have adopted DECT telephony, such as the U.S. This new standard is anticipated to enable the introduction of new cordless products into the market as telecom operators have begun deploying home gateways and mobile handsets with CAT-iq in the market. In addition to DECT technologies, we are investing in developing CoIP (Cordless over IP) technologies in-house. Our goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to further develop and offer products for residential communication that integrate voice, data and video with broadband offerings. We have already introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. We believe that the XpandR platform will present unique opportunities for us to expand the domain of applications and add new customers served by our products. In 2010, our third generation of the XpandR platform is expected to be sampled by potential customers. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of March 31, 2010, our principal source of liquidity consisted of cash and cash equivalents of $38.4 million and marketable securities and short and long term deposits of $80.8 million, totaling $119.2 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $56.1 million for the first quarter of 2010, as compared to $39.9 million for the same period in 2009. This increase was primarily as a result of increased sales of our DECT products. Sales of DECT products were $43.6 million and $28.9 million for the first quarter of 2010 and 2009, respectively; representing approximately 78% and 72% of our total revenues for the first quarter of 2010 and 2009, respectively, an increase of 51% in absolute dollars. Sales of 2.4GHz products were $7.2 million and $6.8 million for the first quarter of 2010 and 2009, respectively, representing 13% and 17% of our total revenues for the first quarter of 2010 and 2009, respectively, representing an increase of 6% in absolute dollars. The decrease in revenues from our 2.4GHz products on a percentage basis for the comparable periods was mainly attributable to increased sales of our DECT 6.0 products in the U.S. market on account of sales of those products.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Period ended March 31,
	2010	2009
United States	$1,385	$388
Japan	$19,351	$15,896
Europe	$3,676	$3,413
China and Hong Kong	$28,431	$17,218
Other	$3,266	$2,999

Total revenues	$56,109	$39,914

Sales to our customers in Hong Kong increased for the first quarter of 2010 as compared to the same period of 2009, representing a 65% increase in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted from (i) an increase in sales to VTech Holdings Ltd., representing a 75% increase in absolute dollars, and (ii) an increase in sales to CCT Telecom Holdings Ltd., representing a 104% increase in absolute dollars. The increase in our sales to Japan for the comparable periods resulted from (i) an increase in sales to Panasonic Communications Co. Ltd., representing a 24% increase in absolute dollars, and (ii) an increase in sales to Uniden America Corporation, representing a 39% increase in absolute dollars.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually and this seasonality trend for the first quarter of 2010 was positively impacted by the improvement in business conditions.

Significant Customers.

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 35% and 28% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation, accounted for 22% of our total revenues for the first three months of 2010, as compared to 29% for 2009. The sales decrease as a percentage of total revenues for the comparable periods was primarily due to the higher increase in absolute dollars and as a percentage of total sales of sales to Hong Kong during the quarter in comparison to the Japanese market.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 15% of our total revenues for the first three months of 2010 and 2009, respectively. Sales through Tomen Electronics or directly to Uniden represented 13% of our revenues for both the three months ended March 31, 2010 and 2009. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 78% of our total revenues for the first quarter of 2010. Revenues from our 2.4GHz digital products represented 13% of our total revenues for the first quarter of 2010. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2010. However, we believe that U.S. sales of our 2.4GHz and 5.8GHz products will decrease in 2010. We believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 42.0% for the first quarter of 2010 and 33.6% for the first quarter of 2009. The increase in our gross profit was primarily due to (i) the reversal of a reserve amounting to $2.5 million regarding a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable limitation statutes, (ii) an increase in overall revenues, and (iii) increased sales of products during the quarter with higher gross margins. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses decreased to $13.5 million for the first quarter of 2010 from $13.7 million for the first quarter of 2009. The decrease for the first quarter of 2010 in research and development expenses, as compared to 2009, was mainly to a decrease in equity-based compensation expenses by $0.2 million for 2010, as compared to 2009.

Our research and development expenses as a percentage of total revenues were 24% for the three months ended March 31, 2010 and 34% for the three months ended March 31, 2009. This decrease in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.4 million for the first quarter of 2010 from $4.5 million for the first quarter of 2009. The decrease in sales and marketing expenses was mainly attributed to a decrease in payroll expenses due to lower number of sales and marketing employees in the first quarter of 2010, as compared to the same period in 2009.

Our sales and marketing expenses as a percentage of total revenues were 8% and 11% for the three months ended March 31, 2010 and 2009, respectively. This decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.8 million for both the three months ended March 31, 2010 and 2009.

General and administrative expenses as a percentage of total revenues were 7% and 10% for the first quarters of 2010 and 2009, respectively. This decrease in general and administrative expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first quarter of 2010, we recorded an expense of approximately $2.5 million, as compared to $3.0 million for the three month ended March 31, 2009, relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Financial and Other Income, net. Financial and other income, net, for the three months ended March 31, 2010 decreased to $0.4 million from $0.6 million for the three months ended March 31, 2009. The decrease was due to the devaluation of the Euro against the U.S. dollar, which resulted in expenses associated with the exchange rate differences.

Our total cash, cash equivalents and marketable securities were $119.2 million as of March 31, 2010, compared to $104.0 million as of March 31, 2009.

Provision for Income Taxes. We had no income tax benefit for the first quarter of 2010, as compared to income tax benefit of $0.4 million for the first quarter of 2009. The income tax benefit for the first quarter of 2009 was mainly attributed to our ability to carry back our U.S. losses against taxes paid in prior years.

As of March 31, 2010 and December 31, 2009, we did not record any net deferred tax assets due to our current estimation of future taxable income, primarily as a result of general adverse market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first quarter of 2010, we used $3.3 million of cash and cash equivalents for our operating activities. Cash generated from operating activities amounted to $4.5 million for the first quarter of 2009. Cash was used for operating activities for the first quarter of 2010 as compared to cash generated by operating activities for the same period in 2009 mainly as a result of an increase in accounts receivable by $5.7 million during the first quarter of 2010, as compared with a decrease in accounts receivable of $16.1 million during the first quarter of 2009. The amount of cash used for operating activities when comparing the respective quarters was offset to some extent by an increase in accounts payables by $0.6 million during the first quarter of 2010, as compared with a decrease in accounts payables of $5.7 million during the first quarter of 2009 and by the increase in net profit for the first quarter of 2010, as compared to the same period in 2009.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2010, we purchased $12.3 million of marketable securities, and short and long term deposits, as compared to $21.9 million during the first three months of 2009. During the first three months of 2010 and 2009, $16.8 million and $15.3 million, respectively, of marketable securities matured, were called by the issuer or were sold.

As of March 31, 2010, the amortized cost of our marketable securities, and short and long term deposits was $79.5 million and their stated market value was $80.8 million, representing an unrealized gain of $1.3 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first three months of 2010, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.0 million, as compared to $1.2 million for the first three months of 2009.

Financing Activities. During the first quarter of 2010, we had no share repurchases. During the first quarter of 2009, we repurchased 4,186,603 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20,028,000.

We received $0.2 million and nil upon the exercise of employee stock options during the first quarter of 2010 and 2009, respectively. We cannot predict cash flows from option exercises for future periods.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. As of March 31, 2010, 255,488 shares of our common stock remained authorized for repurchase pursuant to our share repurchase program.

As of March 31, 2010, we had cash and cash equivalents totaling approximately $38.4 million and marketable securities of approximately $80.8 million.

Our working capital at March 31, 2010 was approximately $82.7 million, compared to $75.2 as of March 31, 2009. The increase in working capital was mainly due to our investment in long-term marketable securities and time deposits and the reversal of a reserve amounting to $2.5 million regarding a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable limitation statutes as of March 31, 2010. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and are not currently anticipated to have, a material affect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2010, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2010. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. Also, as is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our company.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry;” (8) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (9) changes to the Risk Factor below entitled: “Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business” and (10) changes to the Risk Factor below entitled: “We are exposed to fluctuations in currency exchange rates.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first three months of 2010. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 93% and 91% of our total revenues for the first quarter of 2010 and 2009, respectively. Revenues from our DECT products represented 78% and 72% of our total revenues for the first quarter of 2010 and 2009, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 71% and 63% of our total revenues for the first quarter of 2010 and 2009, respectively. Sales to VTech represented 35% and 28% of our total revenues for the first quarter of 2010 and 2009, respectively. Sales to Panasonic represented 14% and 15% of our total revenues for the first quarter of 2010 and 2009, respectively. Sales to Uniden represented 13% of our total revenues for both first quarters 2010 and 2009. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 22% and 29% of our total revenues for the first quarter of 2010 and 2009, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 15% of our total revenues for the first quarter of 2010 and 2009, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually and this seasonality trend for the first quarter of 2010 was positively impacted by the improvement in business conditions.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% and 99% of our total revenues for the first quarter of 2010 and 2009, respectively. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the Acquisition at predetermined costs. Products from the CIPT Business (e.g., DECT and Voice-over-Internet Protocol (VoIP) products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, and assembly and testing capacities to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units or other third parties. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, including due to financial or operational hardships within NXP as a result of the cyclical nature of the semiconductors industry or otherwise, and we are unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Notwithstanding the improvement in business conditions since the second half of 2009, the current uncertainty about the sustainability of the global economic recovery and outlook continue to make it extremely difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2010, 268 of our 403 employees were located in Israel, including 182 out of 252 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 100% of our total revenues for the first quarter of 2010. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the acquisition of the CIPT Business from NXP, a portion of our expenses for our European operations are paid in the Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in the Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq (formerly Infineon) and SiTel (formerly the DECT division of National Semiconductor). Our principal competitors in the VoIP market include Broadcom, Lantiq, SiTel, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

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

DSP GROUP, INC. (Registrant)

Date: May 10, 2010	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)