Form 10-Q
period 2010-06-30
DSP GROUP INC /DE/
filed 2010-08-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 4, 2010, there were 23,349,634 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,409	$37,986
Restricted deposit	120	120
Marketable securities and short-term deposits	34,977	19,567
Trade receivables, net	43,848	28,352
Deferred income taxes	—	178
Other accounts receivable and prepaid expenses	9,396	12,162
Inventories	15,473	12,427

TOTAL CURRENT ASSETS	135,223	110,792

PROPERTY AND EQUIPMENT, NET	9,303	10,090

LONG-TERM ASSETS:
Long-term marketable securities and deposits	54,678	65,392
Long-term prepaid expenses and lease deposits	633	1,286
Deferred income taxes	148	15
Severance pay fund	9,535	9,521
Intangible assets, net	15,370	20,473
Investment in other companies	2,200	2,200

	82,564	98,887

TOTAL ASSETS	$227,090	$219,769

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$26,019	$18,309
Accrued compensation and benefits	8,652	9,900
Income tax accruals and payables	3,098	2,939
Accrued expenses and other accounts payable	8,793	11,631

Total current liabilities	46,562	42,779

LONG-TERM LIABILITIES:
Accrued severance pay	10,681	10,572
Accrued pensions	847	929

Total long-term liabilities	11,528	11,501

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at June 30, 2010 and December 31, 2009; Issued and outstanding shares: none at June 30, 2010 and December 31, 2009	—	—
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2010 and December 31, 2009; Issued and outstanding shares: 23,154,928 and 22,901,051 shares at June 30, 2010 and December 31, 2009, respectively	23	23
Additional paid-in capital	330,656	325,579
Treasury stock	(120,644)	(123,350)
Accumulated other comprehensive income	(38)	2,174
Accumulated deficit	(40,997)	(38,937)

Total stockholders’ equity	169,000	165,489

Total liabilities and stockholders’ equity	$227,090	$219,769

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$60,846	$52,020	$116,956	$91,934
Cost of revenues (1) (2)	37,592	32,940	70,113	59,444

Gross profit	23,254	19,080	46,843	32,490

Operating expenses:
Research and development (3)	13,541	13,632	27,032	27,368
Sales and marketing (4)	4,226	4,284	8,671	8,801
General and administrative (5)	3,615	3,926	7,377	7,740
Intangible assets amortization	2,488	3,058	4,985	6,105

Total operating expenses	23,870	24,900	48,065	50,014

Operating loss	(616)	(5,820)	(1,222)	(17,524)
Interest and other income, net	263	582	688	1,184

Loss before taxes on income	(353)	(5,238)	(534)	(16,340)
Taxes on income (income tax benefit)	14	(3,561)	17	(3,972)

Net loss	$(367)	$(1,677)	$(551)	$(12,368)

Net loss per share:
Basic	$(0.02)	$(0.07)	$(0.02)	$(0.51)

Diluted	$(0.02)	$(0.07)	$(0.02)	$(0.51)

Weighted average number of shares used in per share computations of net loss:
Basic	23,149	22,734	23,128	24,408

Diluted	23,149	22,734	23,128	24,408

(1)	Includes an amount of $0 and $8,013 with a related party for the six months ended June 30, 2010 and 2009, respectively; and $0 for the three months ended June 30, 2010 and 2009, respectively.
(2)	Includes equity-based compensation expense in the amount of $167 and $195 for the three months ended June 30, 2010 and 2009, respectively; and $369 and $403 for the six months ended June 30, 2010 and 2009, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,119 and $1,403 for the three months ended June 30, 2010 and 2009, respectively; and $2,502 and $2,977 for the six months ended June 30, 2010 and 2009, respectively.
(4)	Includes equity-based compensation expense in the amount of $325 and $468 for the three months ended June 30, 2010 and 2009, respectively; and $768 and $926 for the six months ended June 30, 2010 and 2009, respectively.
(5)	Includes equity-based compensation expense in the amount of $622 and $759 for the three months ended June 30, 2010 and 2009, respectively; and $1,438 and $1,539 for the six months ended June 30, 2010 and 2009, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$1,309	$11,507
Investing activities
Purchase of marketable securities and deposits	(45,499)	(33,466)
Proceeds from maturity and sale of marketable securities and deposits	39,769	22,437
Proceeds from sales of property and equipment	41	—
Purchases of property and equipment	(2,271)	(3,044)

Net cash used in investing activities	(7,960)	(14,073)
Financial activities

Purchase of treasury stock	—	(20,028)
Issuance of treasury stock for cash upon exercise of options	269	—

Net cash provided by (used in) financing activities	269	(20,028)

Decrease in cash and cash equivalents	$(6,382)	$(22,594)

Cash erosion due to exchange rate differences	(195)	(63)

Cash and cash equivalents at the beginning of the period	$37,986	$68,887

Cash and cash equivalents at the end of the period	$31,409	$46,230

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended June 30, 2009	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2009	22,734	$23	$317,509	$(125,142)	$(40,369)	$(1,680)		$150,341
Net loss	—	—	—	—	(1,677)	—	$(1,677)	(1,677)
Change in unrealized gain from hedging activities, net	—	—	—	—	—	1,204	1,204	1,204
Change in unrealized gain from marketable securities, net	—	—	—	—	—	1,545	1,545	1,545

Change in foreign currency translation adjustments, net	—	—	—	—	—	256	256	256
Total comprehensive income							$1,328
Equity-based compensation	—	—	2,825	—	—	—		2,825
Balance at June 30, 2009	22,734	$23	$320,334	$(125,142)	$(42,046)	$1,325		$154,494
Three Months Ended June 30, 2010
Balance at March 31, 2010	23,134	$23	$328,423	$(120,871)	$(40,509)	$2,084		$169,150
Net loss	—	—	—	—	(367)	—	$(367)	(367)
Change in unrealized loss from hedging activities, net	—	—	—	—	—	(555)	(555)	(555)
Change in unrealized gain from marketable securities, net	—	—	—	—	—	(1,014)	(1,014)	(1,014	)_
Change in realized gain from pensions, net						(8)	(8)	(8)

Change in foreign currency translation adjustments, net	—	—	—	—	—	(545)	(545)	(545)

Total comprehensive income							$(2,489)

Issuance of treasury stock upon exercise of stock options and SARs by employees	21	—	—	227	(121)			106
Equity-based compensation	—	—	2,233	—	—	—		2,233

Balance at June 30, 2010	23,155	$23	$330,656	$(120,644)	$(40,997)	$(38)		$169,000

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Six Months Ended June 30, 2009
Balance at December 31, 2008	26,731	$27		$314,484	$(107,749)	$(28,186)	$51		$178,627
Net loss		—		—	—	(12,368)		$(12,368)	(12,368)

Change in unrealized gain from hedging activities, net		—		—	—	—	128	128	128

Change in unrealized gain from marketable securities, net		—		—	—	—	1,146	1,146	1,146

Total comprehensive loss								$(11,094)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	—		—	2,635	(1,492)			1,143
Purchase of treasury stock	(4,187)	(4)		4	(20,028)				(20,028)
Equity-based compensation	—	—		5,846	—	—	—		5,846
Balance at June 30, 2009	22,734	$23		$320,334	$(125,142)	$(42,046)	$1,325		$154,494
Six Months Ended June 30, 2010
Balance at December 31, 2009	22,901	$23		$325,579	$(123,350)	$(38,937)	$2,174		$165,489
Net loss		—		—	—	(551)		$(551)	(551)
Change in unrealized loss from hedging activities, net		—		—	—	—	(505)	(505)	(505)
Change in unrealized gain from marketable securities, net		—		—	—	—	(899)	(899)	(899)
Change in unrealized gain from pensions, net		—		—	—	—	(15)	(15)	(15)

Change in foreign currency translation adjustments, net		—		—	—	—	(793)	(793)	(793)

Total comprehensive loss								$(2,763)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	194	*	)	—	2,064	(1,136)			928
Issuance of treasury stock upon exercise of stock options and SARs by employees	60	*	)		642	(373)			269
Equity-based compensation	—	—		5,077	—	—	—		5,077
Balance at June 30, 2010	23,155	$23		$330,656	$(120,644)	$(40,997)	$(38)		$169,000

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2009.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Work-in-process	$7,991	$2,654
Finished goods (*)	7,482	9,773

	$15,473	$12,427

(*)	The finished products inventory includes $283 and $613 of inventory held in consignment by other parties as of June 30, 2010 and December 31, 2009, respectively.

Write-off of inventory amounted to $189 and $0 for the six months ended June 30, 2010 and 2009, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	Unaudited
Net loss	$(367)	$(1,677)	$(551)	$(12,368)
Loss per share:
Basic	$(0.02)	$(0.07)	$(0.02)	$(0.51)
Diluted	$(0.02)	$(0.07)	$(0.02)	$(0.51)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share	23,149	22,734	23,128	24,408
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	—	—	—	—

Weighted average number of shares of common stock used to compute diluted net earnings per share	23,149	22,734	23,128	24,408

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2010 and December 31, 2009:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short and long-term deposits	$22,826	$25,258	$—	$—	$22,826	$25,258
U.S. government obligations and political subdivisions	25,565	14,703	(93)	(88)	25,472	14,615
Corporate obligations	40,973	43,808	384	1,278	41,357	45,086

	$89,364	$83,769	$291	$1,190	$89,655	$84,959

The amortized cost of short and long-term deposit and available-for-sale debt securities at June 30, 2010, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$24,740	$114	$(5)	$24,849
Due after one year to five years	64,624	395	(213)	64,806

	$89,364	$509	$(218)	$89,655

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of June 30, 2010, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of operation.

Marketable securities are periodically reviewed for impairment. If management concludes that any marketable security is impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the marketable security before recovery of cost basis. If any impairment is considered other-than-temporary, the marketable security is written down to its fair value through a corresponding charge to financial income, net.

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months and six month ended June 30, 2010 and June 30, 2009 does not include tax benefit associated with equity-based compensation expenses. During the three and six months ended June 30, 2010 the Company did not record any deferred tax assets due to its current estimation of future taxable income primarily as a result of general adverse market conditions.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,140 and $3,107 at June 30, 2010 and December 31, 2009, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2010 and December 31, 2009, the Company had accrued interest and penalties relating to unrecognized tax benefits of $522 and $489, respectively.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 32% and 33% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively. Sales to VTech represented 34% and 31% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 10% and 7% of the Company’s total revenues for the three and six months ended June 30, 2010 and 2009, respectively

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 23% and 21% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively. Additionally, Tomen Electronics accounted for 21% and 23% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 16% and 15% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively. Sales to Panasonic through Tomen Electronics generated 15% of the Company’s revenues for both the six months ended June 30, 2010 and 2009. Additionally, sales to Uniden America Corp. (“Uniden”) through

Tomen Electronics or directly to Uniden represented 11% and 13% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively. Sales to Uniden represented 12% and 13% of the Company’s total revenues for the six months ended June 30, 2010 and 2009, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2010, the Company had outstanding forward contracts in the amount of $11,225 and outstanding option contract in the amount of $1,400. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $11 and $289, respectively, at June 30, 2010. The Company recorded a net amount of $278 in other accounts payable and accrued expenses in the condensed consolidated balance sheets at June 30, 2010.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2010 that resulted from the above referenced hedging transactions was $171, $29 and $21, respectively. The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2010 that resulted from the above referenced hedging transactions was $56, $10 and $7, respectively.

The fair value of the outstanding derivative instruments at June 30, 2010 and December 31, 2009 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2010	As of December 31, 2009

Derivative Assets

Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	—	227

Total		$—	$227

Derivative Liabilities

Foreign exchange forward contracts and put options	Other accounts payable and accrued expenses (*)	$278	$—

Total		$278	$—

*)	Estimated to be reclassified into earnings during 2010 and 2011.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 31, 2010 and 2009 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2010	2009	2010	2009
Foreign exchange forward contracts	$(482)	969	(285)	(829)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2010	2009	2010	2009
Foreign exchange forward contracts	Operating expenses	73	(235)	220	(957)

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended June 30, 2010 and June 30, 2009:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SARs”) granted during the three months ended June 30, 2010 was $3.37 per share. During the three months ended June 30, 2009, no stock options and SARs were granted. The weighted average estimated fair value for grants during the three months ended June 30, 2010 was calculated using the binomial model, with the following weighted average assumptions (annualized percentages):

Three months ended June 30, 2010
Volatility	62.22%
Risk-free interest rate	2.32%
Dividend yield	0%
Pre-vest cancellation rate	6.72%
Post-vest cancellation rate	3.87%
Suboptimal exercise factor	1.52

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended June 30, 2010 derived from the binomial model was 4.00 years.

Employee Stock Benefit Plans

As of June 30, 2010, the Company had four equity incentive plans and one employee stock purchase plan. As of June 30, 2010, approximately 652,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,199,994 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at March 31, 2010	12,724	$13,64
Options granted	43	$8.47
SAR units granted (1)	37	$8.47
Options / SAR units cancelled/forfeited/expired	(537)	$14.16
Options / SAR units exercised	(40)	$5.97
Outstanding at June 30, 2010 (2)	12,228	$13.61	4.48	$1,113
Exercisable at June 30, 2010 (3)	6,751	$18.18	3.28	$366

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2010 ($6.39 per share).
(1)	The SAR units in the above table, which were granted subsequent to January 1, 2010, are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 8,870 shares of the Company’s common stock outstanding. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(3)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 4,971 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at June 30, 2010 with exercise prices above $6.39 per share (the closing price of the Company’s common stock on June 30, 2010) is as follows (in thousands):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $6.39	5,883	$19.98	3,806	$8.87	9,690	$15.61
Less than $6.39	868	$5.97	1,670	$5.94	2,538	$5.95
Total	6,751	$18.18	5,477	$7.97	12,228	$13.61

The Company’s aggregate compensation expense for the three months ended June 30, 2010 and 2009 totaled $2,233 and $2,825, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three months ended June 30, 2010 and 2009.

The Company’s aggregate compensation expense for the six months ended June 30, 2010 and 2009 totaled $5,077 and $5,846, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, there was $10,027 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2010 through 2014.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	June 30, 2010	June 30, 2009
Components of net periodic benefit cost
Service cost	$147	$94
Interest cost	70	95
Expected return on plan assets	(53)	(78)
Exchange rate expenses	(139)	44

Net periodic benefit cost	$25	$67

The net pension liability as of June 30, 2010 amounted to $847.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010.

	Balance as of June 30, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$2,894	—	$2,894	—
Money market mutual funds	$6,385	$6,385	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$12,151	—	$12,151	—
U.S. government securities	—		—
Time deposits	$12,697	—	$12,697	—

Long-term marketable securities:
U.S. government securities	$25,472	—	$25,472	—
Corporate debt securities	$29,206	—	$29,206	—
Time deposits	$10,129		$10,129

Derivative liabilities	$278	—	$278	—

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2010 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

No shares were repurchased under the Company’s board authorized share repurchase program during the first six months of 2010. As of June 30, 2010, 255,488 shares of the Company’s common stock remain authorized for repurchase under the share repurchase program.

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

During the first six months of 2010, the Company issued 253,877 shares of common stock out of treasury stock to employees who exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

•	Our belief that the XpandR™ platform will present unique opportunities for us to expand the domain of applications and add new customers served by our products;

•	We believe that revenues from our DECT 6.0 products will grow in the second half of 2010 as compared to the same period of 2009;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term;

•	Our belief that the market will remain price sensitive for the remainder of 2010 and that price erosion will continue;

•	Our belief that our available cash and cash equivalents should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 93% of our total revenues for the first half of 2010.

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

Our business operates in a highly competitive environment. Our revenues were $117.0 million for the first half of 2010, an increase of 27.2% in comparison to the same period of 2009. Sales of our DECT 6.0 products in the U.S. market increased from $39.7 million for the first half of 2009 to $48.7 million for the first half of 2010. Revenues derived from the sale of DECT products represented 79% of our total revenues for the first half of 2010, as compared to 78% of our total revenues for the half year of 2009. We believe that revenues from our DECT 6.0 products will grow in the second half of 2010 as compared to the same period of 2009. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue for the remainder of 2010. Our gross margin increased to 40.0% of total revenues for the first half of 2010 from 35.3% for the first half of 2009, primarily due to (i) the increase in overall revenues, (ii) increased sales of products during the six months of 2010 with higher gross margins, and (iii) reversal of a reserve amounting to $2.5 million regarding a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

In addition to general market competitiveness of our business, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive and expect price erosion to continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit in future periods. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, and general adverse business conditions.

In addition to the highly competitive environment in which we operate, we believe there are also several emerging market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. Our operating expenses decreased by 4% to $48.1 million for the first half of 2010, as compared to $50.0 million for the first half of 2009. Our operating loss also decreased to $1.2 million for the first half of 2010, as compared to $17.5 million for the first half of 2009. We are also concentrating our development efforts on a new cordless telephony DECT standard, the CAT-iq protocol, which stands for Cordless Advanced Technology: Internet and Quality. CAT-iq has been widely embraced by all leading European operators, and we believe that this technology will also proliferate into other regions that have adopted DECT telephony, such as the U.S. This new standard is anticipated to enable the introduction of new cordless products into the market as telecom operators have begun deploying home gateways and mobile handsets with CAT-iq in the market. In addition to DECT technologies, we are investing in developing CoIP (Cordless over IP) technologies in-house. Our goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to further develop and offer products for residential communication that integrate voice, data and video with broadband offerings. We have already introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. We believe that the XpandR platform will present unique opportunities for us to expand the domain of applications and add new customers served by our products. In 2010, our second generation XpandR platform is expected to be sold by some of our customers. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of June 30, 2010, our principal source of liquidity consisted of cash and cash equivalents of $31.4 million and marketable securities and short and long term deposits of $89.7 million, totaling $121.1 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $60.8 million for the second quarter of 2010, as compared to $52.0 million for the same period in 2009. Our total revenues were $117.0 million for the first six months of 2010, as compared to $91.9 million for the same period in 2009. The increase for both periods was primarily a result of increased sales of our DECT products. Sales of DECT products for the second quarter of 2010 and 2009 were $49.1 million and $42.6 million, respectively, representing approximately 81% and 82%, respectively, of total revenues, an increase of 15% in absolute dollars when comparing sales for the second quarter of 2010 to sales for the second quarter of 2009. Sales of DECT products for the first half of 2010 and 2009 were $92.8 million and $71.5 million, respectively, representing approximately 79% and 78%, respectively, of total revenues, an increase of 30% in absolute dollars when comparing sales for the first half of 2010 to sales for the first half of 2009. Sales of 2.4GHz products were $6.5 million and $4.6 million for the second quarter of 2010 and 2009, respectively, representing 11% and 9%, respectively, of our total revenues for the second quarter of 2010 and 2009, representing an increase of 41% in absolute dollars when comparing sales for the second quarter of 2010 to sales for the second quarter of 2009. Sales of 2.4GHz products for the first half of 2010 and 2009 were $13.7 million and $11.4 million, respectively, representing approximately 12% of our total revenues for both periods and an increase of 20% in absolute dollars when comparing sales for the first half of 2010 to the first half of 2009.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
United States	$1,276	$558	$2,661	$946
Japan	20,596	17,544	39,947	33,351
Europe	2,289	3,856	5,965	7,269
Hong-Kong	31,757	24,256	60,191	41,473
Other	4,928	5,806	8,192	8,895

Total revenues	$60,846	$52,020	$116,956	$91,934

Sales to our customers in Hong Kong increased for the second quarter and the first six months of 2010 as compared to the same periods of 2009, representing an increase of 31% and 45%, respectively, in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted from (i) an increase in sales to VTech Holdings Ltd. (“VTech”), representing an increase of 16% and 39% in absolute dollars for the second quarter and the first six months of 2010, respectively, as compared to the same periods of 2009 , and (ii) an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing an increase of 66% and 81% in absolute dollars for the second quarter and the first six months of 2010, respectively, as compared to the same periods of 2009. Sales to our customers in Japan increased for the second quarter and the first six months of 2010 as compared to the same period of 2009, representing an increase of 17% and 20%, respectively, in absolute dollars. The increase in our sales to Japan for the comparable periods resulted from (i) an increase in sales to Panasonic Communications Co., Ltd. (“Panasonic”), representing a 24% increase in absolute dollars for both the second quarter and the first six months of 2010, as compared to the same periods of 2009, and (ii) an increase in sales to the Japanese domestic market and to Uniden American Corp. (“Uniden”), representing an increase of 21% and 15%, respectively, in absolute dollars for the six months of 2010 as compared to the same periods of 2009. Sales to Uniden for the second quarter of 2010 as compared to the same period of 2009 decreased by 2% in absolute dollars and sales to the Japanese domestic market for the same comparable periods increased by 48% in absolute dollars.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually, and this seasonality trend for the first half of 2010 was positively impacted by the improvement in business conditions.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 32% and 33% of total revenues for the three months ended June 30, 2010 and 2009, respectively. Sales to VTech represented 34% and 31% of total revenues for the six months ended June 30, 2010 and 2009, respectively.

Sales to CCT Telecom represented 10% and 7% of our total revenues for the three and six months ended June 30, 2010 and 2009, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 23% and 21% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. Revenues derived from sales through Tomen Electronics accounted for 21% and 23% of our total revenues for the six months ended June 30, 2010 and 2009, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 15% for the three months ended June 30, 2010 and 2009, respectively. Sales to Panasonic through Tomen Electronics generated approximately 15% of our revenues for both the six months ended June 30,

2010 and 2009. Sales to Uniden through Tomen Electronics or directly to Uniden represented 11% and 13% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. Sales to Uniden represented 12% and 13% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech and CCT, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 81% and 79% of our total revenues for the three and six months ended June 30, 2010, respectively. Revenues from our DECT products represented 82% and 78% of our total revenues for the three and six months ended June 30, 2009, respectively. Revenues from our 2.4GHz digital products represented 11% and 12% of our total revenues for the three and six months ended June 30, 2010, respectively. Revenues from our 2.4GHz digital products represented 9% and 12% of our total revenues for the three and six months ended June 30, 2009, respectively. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2010. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 38.2% for the second quarter of 2010 and 36.7% for the second quarter of 2009. Gross profit as a percentage of revenues was 40.1% for the first half of 2010 and 35.3% for the first half of 2009. The increase in our gross profit for the first six months of 2010 as compared to the same period of 2009 was primarily due to (i) the reversal of a reserve amounting to $2.5 million regarding a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations, (ii) an increase in overall revenues, and (iii) increased sales of products with higher gross margins. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses decreased to $13.5 million for the second quarter of 2010 from $13.6 million for the second quarter of 2009. Research and development expenses decreased to $27.0 million for the first six months of 2010 from $27.4 million for the first six months of 2009. The decrease for the first three and six months of 2010 in research and development expenses, as compared to comparable periods during 2009, was mainly due to a decrease in equity-based compensation expenses by $0.3 million and $0.5 million , respectively, for the first three and six months of 2010, as compared to comparable periods during 2009.

Our research and development expenses as a percentage of total revenues were 22% and 26% for the three months ended June 30, 2010 and 2009, respectively, and 23% and 30% for the six months ended June 30, 2010 and 2009, respectively. This decrease in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.2 million for the second quarter of 2010 from $4.3 million for the second quarter of 2009. Sales and marketing expenses decreased to $8.7 million for the first six months of 2010 from $8.8 million for the first six months of 2009. The decrease in sales and marketing expenses was mainly attributed to a decrease in payroll expenses due to a lower number of sales and marketing employees in the first six months of 2010, as compared to the same period in 2009.

Our sales and marketing expenses as a percentage of total revenues were 7% and 8% for the three months ended June 30, 2010 and 2009, respectively, and 7% and 10% for the six months ended June 30, 2010 and 2009, respectively. This decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $3.6 million for the second quarter of 2010 from $3.9 million for the second quarter of 2009. General and administrative expenses decreased to $7.4 million for the first six months of 2010 from $7.7 million for the first six months of 2009. The decrease in general and administrative expenses was mainly attributed to a decrease in legal and accounting expenses in the first six months of 2010, as compared to the same period in 2009 and a decrease in equity-based compensation expenses by $0.1 million for both the three and six months ended June 30 in 2010, as compared to the same periods in 2009.

General and administrative expenses as a percentage of total revenues were 6% and 8% for the three and six months ended June 30, 2010 and 2009, respectively. This decrease in general and administrative expenses as a percentage of total revenues was due to the decrease of those expenses along with the increase in absolute dollars of our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the second quarter of 2010, we recorded an expense of approximately $2.5 million, as compared to $3.0 million for the three month ended June 30, 2009, relating to the amortization of intangible assets associated with the Acquisition. During the six months ended June 30, 2010, we recorded an expense of approximately $5.0 million, as compared to $6.0 million for the six month ended June 30, 2009 relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Financial and Other Income, net. Financial and other income, net, for the three months ended June 30, 2010 decreased to $0.3 million from $0.6 million for the three months ended June 30, 2009. Financial and other income, net, for the six months ended June 30, 2010 decreased to $0.7 million from $1.2 million for the six months ended June 30, 2009. The decrease was mainly due to the devaluation of the Euro against the U.S. dollar, which resulted in expenses associated with the exchange rate differences.

Our total cash, cash equivalents and marketable securities were $121.1 million as of June 30, 2010, compared to $110.7 million as of June 30, 2009.

Provision for Income Taxes. We had no income tax benefit for the first six months of 2010, as compared to income tax benefit of $4.0 million for the first six months of 2009. The income tax benefit for the first six month of 2009 was mainly due to (i) a settlement with the Internal Revenues Service relating to an audit of our U.S. federal income tax returns for 2003 and 2004, and (ii) our ability to carry back our U.S. losses against taxes paid during prior years. Pursuant to the IRS settlement, we recorded a tax benefit of $3.5 million during the three months ended June 30, 2009 as a result of the partial reversal of the tax reserves associated with the 2003 and 2004 tax audit.

During the three and six months ended June 30, 2010, we did not record any net deferred tax assets due to our current estimation of future taxable income, primarily as a result of general adverse market conditions.

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

Recently, proposed amendments to the Law for the Encouragement of Capital Investments were submitted to the Israeli government. The proposed amendments recommended, among other things, the cancellation of existing tax benefits mechanism and establishment of a uniform corporate tax that would apply to the entire approved income of an industrial enterprise that would not be contingent on making a qualified investment and make irrelevant the percentage of foreign investment. The implementation of the proposed amendments requires legislative authorization. However, should such legislative changes be approved, these changes may affect our effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first six months of 2010, we generated $1.3 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $11.5 million for the first six months of 2009. The decrease in cash generated from operating activities for the first six months of 2010, as compared to cash generated by operating activities for the same period in 2009 was mainly as a result of (i) an increase in accounts receivable by $16.0 million during the first six months of 2010, as compared to a decrease in accounts receivable of $8.1 million during the first six months of 2009, and (ii) an increase in inventories by $3.2 million during the first six months of 2010, as compared to a decrease in inventories of $1.5 million during the first six months of 2009. The amount of cash generated from operating activities when comparing the respective periods was offset to some extent by an increase in accounts payables by $7.7 million during the first six months of 2010, as compared to an increase in accounts payables of $1.0 million during the first six months of 2009 and an increase in net profit for the first six months of 2010, as compared to the same period in 2009.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2010, we purchased $45.5 million of marketable securities, and short and long term deposits, as compared to $33.5 million during the first six months of 2009. During the first six months of 2010 and 2009, $39.8 million and $22.4 million, respectively, of marketable securities matured, were called by the issuer or were sold.

As of June 30, 2010, the amortized cost of our marketable securities, and short and long term deposits was $89.4 million and their stated market value was $89.7 million, representing an unrealized gain of $0.3 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first six months of 2010, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $2.3 million, as compared to $3.0 million for the first six months of 2009.

Financing Activities. During the first six months of 2010, we made no share repurchases. During the first quarter of 2009, we repurchased 4,186,603 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20,028,000.

We received $0.3 million and nil upon the exercise of employee stock options during the first six months of 2010 and 2009, respectively. We cannot predict cash flows from option exercises for future periods.

As of June 30, 2010, we had cash and cash equivalents totaling approximately $31.4 million and marketable securities of approximately $89.7 million.

Our working capital at June 30, 2010 was approximately $88.7 million, compared to $77.4 as of June 30, 2009. The increase in working capital was mainly due to (i) an increase in accounts receivable as of June 30, 2010, (ii) the reversal of a reserve amounting to $2.5 million regarding a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations as of March 31, 2010, and (iii) the reversal of $7.6 million of income tax contingency reserve that was determined to be no longer needed due to the expiration of applicable statute of limitations as of September 30, 2009. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. As of June 30, 2010, 255,488 shares of our common stock remained authorized for repurchase pursuant to our share repurchase program.

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

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, cash deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits in the U.S. or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash balances and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our cash; however, we can provide no assurance that access to our cash will not be affected if the financial institutions that we hold our cash fail or the financial and credit markets fail to recover fully.

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. corporations, and state and political subdivisions of the U.S. government. We intend, and have the ability, to hold such investments until recovery of any temporary declines in market value or maturity.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and are not currently anticipated to have, a material effect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2010, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2010. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products;” (4) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (5) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (6) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (7) changes to the Risk Factor below entitled “Because we depend on independent foundries and other third party suppliers to manufacture and test all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (9) changes to the Risk Factor below entitled “Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry;” (10) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (11) changes to Risk Factor below entitled: “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which could increase our taxes;” (12) changes to the Risk Factor below entitled: “Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business” and (13) changes to the Risk Factor below entitled: “We are exposed to fluctuations in currency exchange rates.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first six months of 2010. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 93% and 92% of our total revenues for the first half of 2010 and 2009, respectively. Revenues from our DECT products represented 79% and 78% of our total revenues for the first half of 2010 and 2009, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 70% and 66% of our total revenues for the first half of 2010 and 2009, respectively. Sales to VTech represented 34% and 31% of our total revenues for the first half of 2010 and 2009, respectively. Sales to Panasonic represented 15% of our total revenues for both the first half of 2010 and 2009. Sales to Uniden represented 12% and 13% of our total revenues for the first half of 2010 and 2009, respectively. Sales to CCT Telecom represented 10% and 7% of our total revenues for the first half of 2010 and 2009, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 21% and 23% of our total revenues for the first half of 2010 and 2009, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% of our total revenues for both the first half of 2010 and 2009. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and the increased sales of DECT products lower our gross margins. We anticipate that the shift to DECT 6.0 products in the U.S. market will continue in 2010. This trend will continue to put pressure on our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 99% of our total revenues for the first half of 2010 and 2009, respectively. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because we depend on independent foundries and other third party suppliers to manufacture and test all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business.

All of our integrated circuit products are manufactured and tested by independent foundries and other third party suppliers. While these foundries and other third party suppliers have been able to adequately meet the demands of our increasing business, we are and will continue to be dependent upon these foundries and third party suppliers to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to us a sufficient portion of their foundry, assembly and test capacity to meet our needs in a timely manner.

While we currently believe we have adequate capacity to support our current sales levels pursuant to our arrangement with our foundries and other third party suppliers, we may encounter capacity shortage issues in the future. In the event of a worldwide shortage in foundry, assembly and/or test capacity, we may not be able to obtain a sufficient allocation of such capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Over-capacity at the current foundries and other third party suppliers we use, or future foundries or other third party suppliers we may use, to manufacture and test our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. Our business could also be harmed if our current foundries or other third party suppliers terminate their relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner. Moreover, we do not have long term capacity guarantee agreements with our foundries and with other third party suppliers.

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

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement (“MSCA”), as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products for up to seven years following the closing of the Acquisition at predetermined costs. Products from the CIPT Business (e.g., DECT and Voice-over-Internet Protocol (VoIP) products) currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for the company in future periods. While NXP has been able to generally meet our manufacturing demands to date, in some cases NXP has failed to meet its required delivery schedule and may be subject to late delivery penalties as a result. These late deliveries have not adversely impacted our ability to satisfy our customers’ requirements in a timely manner. Our business also could be materially harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, and assembly and testing capacities to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the provision of manufacturing services to NXP’s internal business units or other third parties. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, some of whom we recently established relationships as a result of the acquisition, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, including due to financial or operational hardships within NXP as a result of the cyclical nature of the semiconductors industry or otherwise, and we are unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2010, 270 of our 406 employees were located in Israel, including 185 out of 255 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Recently, proposed amendments to the Law for the Encouragement of Capital Investments were submitted to the Israeli government. The proposed amendments recommended, among other things, the cancellation of existing tax benefits mechanism and establishment of a uniform corporate tax that would apply to the entire approved income of an industrial enterprise that would not be contingent on making a qualified investment and make irrelevant the percentage of foreign investment. The implementation of the proposed amendments requires legislative authorization. However, should such legislative changes be approved, these changes may affect the Company’s effective tax rate.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for the first half of 2010. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies.

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

ITEM 6.	EXHIBITS.

Exhibit 10.36	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference).

Exhibit 10.37	Amendment to Employment Agreement by and between DSP Group, Ltd. and Eli Fogel, effective as of July 8, 2010. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on July 9, 2010, and incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

	By:	/s/ Dror Levy
Date: August 9, 2010		Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)