Form 10-Q
period 2010-09-30
DSP GROUP INC /DE/
filed 2010-11-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2010, there were 23,359,272 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,106	$37,986
Restricted deposit	121	120
Marketable securities and short-term deposits	31,064	19,567
Trade receivables, net	44,497	28,352
Deferred income taxes	—	178
Other accounts receivable and prepaid expenses	8,826	12,162
Inventories	17,315	12,427

TOTAL CURRENT ASSETS	131,929	110,792

PROPERTY AND EQUIPMENT, NET	8,411	10,090

LONG-TERM ASSETS:
Long-term marketable securities and deposits	70,623	65,392
Long-term prepaid expenses and lease deposits	643	1,286
Deferred income taxes	172	15
Severance pay fund	10,432	9,521
Intangible assets, net	12,940	20,473
Investment in other companies	2,200	2,200

	97,010	98,887

TOTAL ASSETS	$237,350	$219,769

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$26,495	$18,309
Accrued compensation and benefits	9,445	9,900
Income tax accruals and payables	3,894	2,939
Accrued expenses and other accounts payable	8,866	11,631

Total current liabilities	48,700	42,779

LONG-TERM LIABILITIES:
Accrued severance pay	11,584	10,572
Accrued pensions	964	929

Total long-term liabilities	12,548	11,501

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at September 30, 2010 and December 31, 2009; Issued and outstanding shares: none at September 30, 2010 and December 31, 2009	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at September 30, 2010 and December 31, 2009; Issued and outstanding shares: 23,353,531 and 22,901,051 shares at September 30, 2010 and December 31, 2009, respectively	23	23
Additional paid-in capital	332,922	325,579
Treasury stock	(118,528)	(123,350)
Accumulated other comprehensive income	1,949	2,174
Accumulated deficit	(40,264)	(38,937)

Total stockholders’ equity	176,102	165,489

Total liabilities and stockholders’ equity	$237,350	$219,769

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$65,154	$65,532	$182,110	$157,466
Cost of revenues (1) (2)	39,806	40,807	109,919	100,251

Gross profit	25,348	24,725	72,191	57,215

Operating expenses:
Research and development (3)	14,066	15,221	41,098	42,590
Sales and marketing (4)	4,332	4,666	13,003	13,466
General and administrative (5)	3,487	3,655	10,864	11,395
Intangible assets amortization	2,494	3,072	7,479	9,177
Restructuring costs and other	394	—	394	—

Total operating expenses	24,773	26,614	72,838	76,628

Operating income (loss)	575	(1,889)	(647)	(19,413)
Interest and other income, net	382	1,113	1,070	2,297

Income (loss) before taxes on income	957	(776)	423	(17,116)
Income tax benefit	960	7,579	943	11,551

Net income (loss)	$1,917	$6,803	$1,366	$(5,565)

Net income (loss) per share:
Basic	$0.08	$0.30	$0.06	$(0.23)

Diluted	$0.08	$0.29	$0.06	$(0.23)

Weighted average number of shares used in per share computations of net income (loss):
Basic	23,352	22,901	23,202	23,906

Diluted	23,420	23,662	23,225	23,906

(1)	Includes an amount of $0 and $8,013 with a related party for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Includes equity-based compensation expense in the amount of $168 and $211 for the three months ended September 30, 2010 and 2009, respectively, and equity-based compensation expense in the amount of $537 and $614 for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,115 and $1,128 for the three months ended September 30, 2010 and 2009, respectively, and equity-based compensation expense in the amount of $3,617 and $4,106 for the nine months ended September 30, 2010 and 2009, respectively.
(4)	Includes equity-based compensation expense in the amount of $370 and $453 for the three months ended September 30, 2010 and 2009, respectively, and equity-based compensation expense in the amount of $1,138 and $1,379 for the nine months ended September 30, 2010 and 2009, respectively.
(5)	Includes equity-based compensation expense in the amount of $613 and $845 for the three months ended September 30, 2010 and 2009, respectively, and equity-based compensation expense in the amount of $2,051 and $2,384 for the nine months ended September 30, 2010 and 2009, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$11,718	$13,930
Investing activities
Purchase of marketable securities and short-term investments	(75,819)	(63,622)
Proceeds from maturity and sale of marketable securities and short-term investments	58,485	42,387
Proceeds from sales of property and equipment	48	—
Purchases of property and equipment	(2,718)	(3,557)

Net cash used in investing activities	(20,004)	(24,792)
Financial activities

Purchase of treasury stock	—	(20,028)
Issuance of common stock and treasury stock for cash upon exercise of options	284	—

Net cash provided by (used in) financing activities	284	(20,028)

Decrease in cash and cash equivalents	$(8,002)	$(30,890)

Cash erosion due to exchange rate differences	122	(20)

Cash and cash equivalents at the beginning of the period	$37,986	$68,886

Cash and cash equivalents at the end of the period	$30,106	$37,976

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

Three Months Ended September 30, 2009	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2009	22,734	$23		$320,334	$(125,142)	$(42,046)	$1,325		$154,494
Net income	—	—		—	—	6,803	—	$6,803	6,803
Change in unrealized gain from hedging activities, net	—	—		—	—	—	383	383	383
Change in unrealized gain from marketable securities, net	—	—		—	—	—	220	220	220
Change in foreign currency transaction adjustments, net	—	—		—	—	—	166	166	166

Total comprehensive income								$7,572

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	167	(	*	—	1,783	(822)	—	—	961
Equity-based compensation	—	—		2,637	—	—	—	—	2,637

Balance at September 30, 2009	22,901	$23		$322,971	$(123,359)	$(36,065)	$2,094		$165,664

Three Months Ended September 30, 2010
Balance at June 30, 2010	23,155	$23		$330,656	$(120,644)	$(40,997)	$(38)		$169,000
Net income	—	—		—	—	1,917	—	$1,917	1,917
Change in unrealized gain from hedging activities, net	—	—		—	—	—	697	697	697
Change in unrealized gain from marketable securities, net	—	—		—	—	—	615	615	615
Change in unrealized gain from pensions, net							(1)	(1)	(1)
Change in foreign currency translation adjustments, net	—	—		—	—	—	676	676	676

Total comprehensive income								$3,904

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	195	*	)	—	2,074	(1,156)	—	—	918
Issuance of treasury stock upon exercise of stock options and SARs by employees	4	*	)	—	42	(28)	—	—	14
Equity-based compensation	—	—		2,266	—	—	—	—	2,266

Balance at September 30, 2010	23,354	$23		$332,922	$(118,528)	$(40,264)	$1,949		$176,102

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine Months Ended September 30, 2009
Balance at December 31, 2008	26,731	$27		$314,484	$(107,749)	$(28,186)	$51		$178,627
Net loss		—		—	—	(5,565)	—	$(5,565)	(5,565)
Change in unrealized gain from hedging activities, net		—		—	—	—	511	511	511
Change in unrealized gain from marketable securities, net		—		—	—	—	1,366	1,366	1,366
Change in foreign currency translation adjustments, net		—		—	—	—	166	166	166
Total comprehensive loss								$(3,522)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	357	(	*	—	4,418	(2,314)	—		2,104
Purchase of treasury stock	(4,187)	(4)		4	(20,028)	—	—		(20,028)
Equity-based compensation	—	—		8,483	—	—	—		8,483

Balance at September 30, 2009	22,901	$23		$322,971	$(123,359)	$(36,065)	$2,094		$165,664

Nine Months Ended September 30, 2010

Balance at December 31, 2009	22,901	$23		$325,579	$(123,350)	$(38,937)	$2,174		$165,489
Net income		—		—	—	1,366		$1,366	1,366
Change in unrealized gain from hedging activities, net		—		—	—	—	192	192	192
Change in unrealized loss from marketable securities, net		—		—	—	—	(284)	(284)	(284)
Change in unrealized gain from pensions, net		—		—	—	—	(16)	(16)	(16)
Change in foreign currency translation adjustments, net		—		—	—	—	(117)	(117)	(117)

Total comprehensive income								$1,141

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	389	*	)—	—	4,138	(2,292)	—	—	1,846
Issuance of treasury stock upon exercise of stock options and SARs by employees	64	*	)—	—	684	(401)	—	—	283
Equity-based compensation	—	—		7,343	—	—	—	—	7,343

Balance at September 30, 2010	23,354	$23		$332,922	$(118,528)	$(40,264)	$1,949		$176,102

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2009.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Work-in-process	$6,120	$2,654
Finished goods (*)	11,195	9,773

	$17,315	$12,427

(*)	The finished products inventory includes $368 and $613 of inventory held in consignment by other parties as of September 30, 2010 and December 31, 2009, respectively.

Write-off of inventory amounted to $389 and $561 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE C—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income (loss) per share further includes the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with FASB ASC No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine month ended September 30,
	2010	2009	2010	2009
	Unaudited
Net income (loss)	$1,917	$6,803	$1,366	$(5,565)
Net income (loss) per share:
Basic	$0.08	$0.30	$0.06	$(0.23)
Diluted	$0.08	$0.29	$0.06	$(0.23)
Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share	23,352	22,901	23,202	23,906
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock)	68	761	23	—

Weighted average number of shares of common stock used to compute diluted net income (loss) per share	23,420	23,662	23,225	23,906

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2010 and December 31, 2009:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short and long-term deposits	$18,895	$25,258	$—	$—	$18,895	$25,258
U.S. government obligations and political subdivisions	32,341	14,703	(16)	(88)	32,325	14,615
Corporate obligations	49,545	43,808	922	1,278	50,467	45,086

	$100,781	$83,769	$906	$1,190	$101,687	$84,959

The amortized cost of short and long-term deposit and available-for-sale debt securities at September 30, 2010, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$30,952	$112	$—	$31,064
Due after one year to five years	69,829	868	(74)	70,623

	$100,781	$980	$(74)	$101,687

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2010, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and thus no impairment loss was realized in the Company’s condensed consolidated statement of income.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2010 amounted to $10,458. Of the unrealized losses outstanding as of September 30, 2010, the amount of $58 was outstanding for less than 12 months and the amount of $16 was outstanding for less than 12 months.

Proceeds from maturity and sales of available-for-sale marketable securities during the nine months ended September 30, 2010 and 2009 were $51,985 and $32,888, respectively. Net realized losses from the sale of available-for-sale securities for the three months ended September 30, 2010 were $49, as compared to net realized gains of $692 for the same period in 2009. Net realized losses from the sale of available-for sale securities for the nine months ended September 30, 2010 were $48, as compared to net realized gains of $795 for the comparable period in 2009.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months and nine month ended September 30, 2010 and September 30, 2009 does not include tax benefit associated with equity-based compensation expenses. During the three and nine months ended September 30, 2010, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2,493 and $3,107 at September 30, 2010 and December 31, 2009, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2010 and December 31, 2009, the Company had accrued interest and penalties relating to unrecognized tax benefits of $375 and $489, respectively. The decrease mentioned above resulted mainly from a reversal of income tax contingency reserve in the amount of $571 that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 24% and 29% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to VTech represented 30% of the Company’s total revenues for the both nine months ended September 30, 2010 and 2009.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 27% and 19% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Tomen Electronics accounted for 24% and 22% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 18% and 12% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to Panasonic through Tomen Electronics generated 16% and 14% of the Company’s revenues for the nine months ended September 30, 2010 and 2009, respectively.

Sales to Uniden America Corp. (“Uniden”) represented 10% and 13% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to Uniden represented 11% and 13% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 10% and 8% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to CCT represented 10% and 7% of the Company’s total revenues nine months ended September 30, 2010 and 2009, respectively.

Sales to one of the Company’s distributors, Daesung Electric Co., Ltd. (“Daesung”), which is based in Korea, represented 1% and 10% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to Daesung represented 1% and 7% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.

NOTE G—DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with FASB. ASC No. 815 “Derivatives and Hedging.” Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts and put options (collectively, “hedging contracts”). The policy, however, prohibits the Company from speculating on hedging contracts for profit.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2010, the Company had outstanding forward contracts in the amount of $10,375 and outstanding option contracts in the amount of $600. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $420 and $1, respectively, at September 30, 2010. The Company recorded a net amount of $419 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at September 30, 2010.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2010 that resulted from the above referenced hedging transactions was $213, $36 and $26, respectively. The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2010 that resulted from the above referenced hedging transactions was $43, $7 and $5, respectively.

The fair value of the outstanding derivative instruments at September 30, 2010 and December 31, 2009 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2010	As of December 31, 2009
Derivative Assets

Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	419	227

Total		$419	$227

(*)	Estimated to be reclassified into earnings during 2010 and 2011.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2010 and 2009 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2010	2009	2010	2009
Foreign exchange forward contracts	$751	$564	$467	$(266)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30,		for the nine months ended September 30,
	Location	2010	2009	2010	2009
Foreign exchange forward contracts	Operating expenses	55	180	275	(777)

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended September 30, 2010 and September 30, 2009:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended September 30, 2010 and 2009 was $3.10 and $3.95 per share, respectively, using the binomial model with the following weighted average assumptions (annualized percentages):

	Three months ended September 30, 2010	Three months ended September 30, 2009
Volatility	61.54%	67.83%
Risk-free interest rate	2.01%	2.37%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.71%	3.42%
Post-vest cancellation rate	2.69%	2.77%
Suboptimal exercise factor	1.63	1.65

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended September 30, 2010 and 2009 derived from the binomial model was 4.02 for both periods.

Employee Stock Benefit Plans

As of September 30, 2010, the Company had four equity incentive plans and one employee stock purchase plan. As of September 30, 2010, approximately 460 thousand shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,500 thousand shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2010	12,228	$13.61
SAR units granted (1)	34	$6.96
Options / SAR units cancelled/forfeited/expired	(457)	$19.65
Options / SAR units exercised	(13)	$5.97
Outstanding at September 30, 2010 (2)	11,792	$13.36	4.37	$2,652
Exercisable at September 30, 2010 (3)	6,657	$17.66	3.27	$1,012

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2010 ($7.00 per share).
(1)	The SAR units in the above table, which were granted subsequent to January 1, 2010, are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 8,545 shares of the Company’s common stock outstanding. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(3)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 4,867 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at September 30, 2010 with exercise prices above $7.00 per share (the closing price of the Company’s common stock on September 30, 2010) is as follows (in thousands):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $7.00	5,676	$19.68	3,533	$8.61	9,209	$15.44
Less than $7.00	981	$5.97	1,602	$5.98	2,583	$5.97
Total	6,657	$17.66	5,135	$7.79	11,792	$13.36

The Company’s aggregate compensation expense for the three months ended September 30, 2010 and 2009 totaled $2,266 and $2,637, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three months ended September 30, 2010 and 2009.

The Company’s aggregate compensation expense for the nine months ended September 30, 2010 and 2009 totaled $7,343 and $8,483, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, there was $7,976 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s stock equity plans. This amount is expected to be recognized during the period from 2010 through 2014.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	September 30, 2010	September 30, 2009
Components of net periodic benefit cost
Service cost	$223	$280
Interest cost	108	145
Expected return on plan assets	(83)	(120)
Exchange rate expenses	(48)	23

Net periodic benefit cost	$200	$328

The net pension liability as of September 30, 2010 amounted to $964.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010.

	Balance as of September 30, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,744	—	$1,744	—
Money market mutual funds	$7,639	$7,639	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$12,169	—	$12,169	—
Time deposits	$18,895	—	$18,895	—

Long-term marketable securities:
U.S. government securities	$50,468	—	$50,468	—
Corporate debt securities	$20,155	—	$20,155	—

Derivative assets	$419	—	$419	—

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2010 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

No shares were repurchased under the Company’s board authorized share repurchase program during the first nine months of 2010. As of September 30, 2010, approximately 225 thousand shares of the Company’s common stock remain authorized for repurchase under the share repurchase program. In October 2010, the board of directors of the Company authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under the Company’s share repurchase program to 2 million shares.

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

During the first nine months of 2010, the Company issued approximately 452 thousand shares of common stock out of treasury stock to employees who exercised their stock options or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER.

During the third quarter of 2010, as part of its plan to improve efficiencies in its European operations, the Company decided to restructure its Swiss operation. As a part of this restructuring plan, the Company executed termination agreements with all of the employees of the Company’s Swiss subsidiary. The Company recorded an expense in the amount of $394 in the third quarter of 2010, consisting primarily of employee severance costs.

As of September 30, 2010, no restructuring payments were made in connection with the above restructuring plan.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

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

•

Our anticipation that our revenues will decrease significantly in the fourth quarter of 2010 due to a depletion of safety stock inventory by our customers but that this trend will be mostly limited to the fourth quarter of 2010;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term;

•	Our belief that the market will remain price sensitive and that price erosion will continue; and

•	Our belief that our available cash and cash equivalents should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for the first nine months of 2010.

In September 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “Acquisition”). In connection with the Acquisition, we paid NXP approximately $200 million in cash and issued 4,186,603 shares of our common stock to NXP. In March 2009, we repurchased the shares of common stock issued to NXP in connection with the Acquisition for an aggregate consideration of approximately $20 million.

Our revenues were $182.1 million for the first nine months of 2010, an increase of 15.6% in comparison to the same period of 2009. Revenues derived from the sale of DECT products represented 80% of our total revenues for the first nine months of 2010, as compared to 79% of our total revenues for the nine months of 2009. Our gross margin increased to 39.6% of total revenues for the first nine months of 2010 from 36.3% for the first nine months of 2009, primarily due to (i) the increase in overall revenues, (ii) increased sales of products during the first nine months of 2010 with higher gross margins, and (iii) reversal of a reserve amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

During the first nine months of 2010, the semiconductor industry was is a state of tight capacity in which demand for semiconductors exceeded its supply. This phenomenon prompted some of our customers to procure materials earlier in order to secure capacity, build safety stock and avoid missed deliveries to their customers. Now with capacity stabilizing and supply normalizing, this safety stock inventory is no longer needed and will be most likely depleted in the coming quarters. Based on updated forecasts from a number of our OEM and ODM customers, we believe that revenues will decrease significantly in the fourth quarter of 2010 mainly due to a depletion of this safety stock inventory by these customers. We believe that a majority of the correction in our customers’ forecasts for the fourth quarter stems from this depletion of safety stock inventory which according to our checks within the supply chain should be mostly depleted during the fourth quarter of 2010.

Our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue. In addition to general market competitiveness of our business, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive and expect price erosion to continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and could harm our ability to increase our revenues in future periods. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, and general adverse business conditions.

Furthermore, we believe there are also several market trends that challenge our continued business growth potential. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the lack of growth in products using fixed-line telephony, may reduce our revenues derived from, and unit sales of, cordless telephony products, which are currently our primary focus. Our business also may be affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. Our operating expenses decreased by 5% to $72.8 million for the first nine months of 2010, as compared to $76.6 million for the first nine months of 2009. Our operating loss also decreased to $0.6 million for the first nine months of 2010, as compared to $19.4 million for the first nine months of 2009. We are also concentrating our development efforts on a new cordless telephony DECT standard, the CAT-iq protocol, which stands for Cordless Advanced Technology: Internet and Quality. CAT-iq has been widely embraced by all leading European operators, and we believe that this technology will also proliferate into other regions that have adopted DECT telephony, such as the U.S. This new standard is anticipated to enable the introduction of new cordless products into the market as telecom operators have begun deploying home gateways and mobile handsets with CAT-iq in the market. In addition to DECT technologies, we are investing in developing CoIP (Cordless over IP) and advanced IP telephony technologies in-house. In addition, we believe we can leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to further develop and offer more value added products for residential and office communications that integrate voice, data and video with broadband offerings. We have already introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. We believe that the XpandR platform will present unique opportunities for us to expand the domain of applications and add new customers served by our products. In 2010, we began shipments of our second generation XpandR platform to a number of customers for several different categories of end products including Internet radio, Google Android cordless phones and Wi-Fi phones. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of September 30, 2010, our principal source of liquidity consisted of cash and cash equivalents of $30.1 million and marketable securities and short term deposits of $101.7 million, totaling $131.8 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $65.1 million for the third quarter of 2010, as compared to $65.5 million for the same period in 2009. Our total revenues were $182.1 million for the first nine months of 2010, as compared to $157.5 million for the same period in 2009. The increase for the first nine months of 2010 as compared to 2009 was primarily a result of increased sales of our DECT products. Sales of DECT products for the third quarter of 2010 and 2009 were $52.6 million and $51.6 million, respectively, representing approximately 81% and 79%, respectively, of total revenues, an increase of 2% in absolute dollars when comparing sales for the third quarter of 2010 to sales for the third quarter of 2009. Sales of DECT products for the first nine months of 2010 and 2009 were $145.3 million and $123.7 million, respectively, representing approximately 80% and 79%, respectively, of total revenues, an increase of 17% in absolute dollars when comparing sales for the first nine months of 2010 to sales for the first nine months of 2009. Out of the DECT sales, (i) Sales of our DECT 6.0 products in the U.S. market increased from $62.4 million for the first nine months of 2009 to $69.6 million for the first nine months of 2010. Sales of our DECT 6.0 products in the U.S. market decreased from $23.2 million for the third quarter of 2009 to $20.9 million for the third quarter of 2010 and (ii) Sales of our DECT products in the European market and in the rest of world (besides of the U.S. Market) increased from $61.3 million for the first nine months of 2009 to $75.7 million for the first nine months of 2010. Sales of our DECT products in the European market and in the rest of world (besides of the U.S. Market) increased from $28.4 million for the third quarter of 2009 to $31.7 million for the third quarter of 2010. Sales of 2.4GHz products were $8.1 million and $6.7 million for the third quarter of 2010 and 2009, respectively, representing 12% and 10%, respectively, of our total revenues for the third quarter of 2010 and 2009, representing an increase of 21% in absolute dollars when comparing sales for the third quarter of 2010 to sales for the third quarter of 2009. Sales of 2.4GHz products for the first nine months of 2010 and 2009 were $21.8 million and $17.7 million, respectively, representing approximately 12% and 11%, respectively, of our total revenues for the nine moths of 2010 and 2009, representing an increase of 23% in absolute dollars when comparing sales for the first nine months of 2010 to the first nine months of 2009.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
United States	$923	$1,185	$3,584	$2,131
Japan	23,882	20,836	63,829	54,187
Europe	5,182	3,884	11,147	11,153
Hong-Kong	29,811	29,458	90,002	70,931
Korea	2,767	8,692	6,648	14,481
Other	2,589	1,477	6,900	4,583

Total revenues	$65,154	$65,532	$182,110	$157,466

Sales to our customers in Hong Kong increased for the third quarter and for the first nine months of 2010 as compared to the same periods of 2009, representing an increase of 1% and 27%, respectively, in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted from (i) an increase in sales to VTech Holdings Ltd. (“VTech”), representing an increase of 16% in absolute dollars for the nine months of 2010, as compared to the same periods of 2009, however there was a decrease of 17.5% in absolute dollars in sales to VTech for the third quarter of 2010 as compared to the same period of 2009, and (ii) an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing an increase of 25% and 55% in absolute dollars for the third quarter and the first nine months of 2010, respectively, as compared to the same periods of 2009. Sales to our customers in Japan increased for the third quarter and the first nine months of 2010 as compared to the same period of 2009, representing an increase of 15% and 18%, respectively, in absolute dollars. The increase in our sales to Japan for the comparable periods resulted from (i) an increase in sales to Panasonic Communications Co., Ltd. (“Panasonic”), representing an increase of 48% and 33% in absolute dollars for the third quarter and the first nine months of 2010, respectively, as compared to the same periods of 2009, and (ii) an increase in sales to the Japanese domestic market, representing an increase of 33% and 25%, in absolute dollars for the third quarter and the first nine months of 2010, respectively, as compared to the same periods of 2009. Sales to Uniden America Corp. (“Uniden”) for the third quarter of 2010, as compared to the same period of 2009, decreased by 23% in absolute dollars. Sales to Uniden for the first nine months of 2010 as compared to the same period of 2009 were unchanged.

Sales to our customers in Korea decreased for the third quarter and the first nine months of 2010 as compared to the same periods of 2009, representing a decrease of 68% and 46%, respectively, in absolute dollars. The decrease in our sales to Korea for the comparable periods resulted from the decrease in sales to Daesung Electric Co. Ltd. (“Daesung”), representing a decrease of 86% and 78% in absolute dollars for the third quarter and the first nine months of 2010, respectively, as compared to the same periods of 2009 as a result of general local market weakness conditions.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually. As a result of the depletion of the safety stock inventory by our customers as discussed above and based on updated forecasts from a number of our OEM and ODM customers, we believe that our revenues for the fourth quarter of 2010 will be significantly lower than prior comparable fourth quarter periods.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 24% and 29% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to VTech represented 30% of total revenues for both the nine months ended September 30, 2010 and 2009.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”) accounted for 27% and 19% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Revenues derived from sales through Tomen Electronics accounted for 24% and 22% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 18% and 12% for the three months ended September 30, 2010 and 2009, respectively. Sales to Panasonic through Tomen Electronics generated approximately 16% and 14% of our revenues for the nine months ended September 30, 2010 and 2009, respectively. Sales to Uniden represented 10% and 13% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to Uniden represented 11% and 13% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Sales to CCT Telecom represented 10% and 8% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to CCT Telecom represented 10% and 7% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Sales to Daesung represented 1% and 10% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Sales to Daesung represented 1% and 7% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, CCT and Uniden, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 81% and 80% of our total revenues for the three and nine months ended September 30, 2010, respectively. Revenues from our DECT products represented 79% of our total revenues for both the three and nine months ended September 30, 2009. Revenues from our 2.4GHz digital products represented 12% of our total revenues for both the three and nine months ended September 30, 2010. Revenues from our 2.4GHz digital products represented 10% and 11% of our total revenues for the three and nine months ended September 30, 2009, respectively. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2010. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 38.9% for the third quarter of 2010 and 37.7% for the third quarter of 2009. Gross profit as a percentage of revenues was 39.6% for the first nine months of 2010 and 36.3% for the first nine months of 2009. The increase in our gross profit for the first nine months of 2010 as compared to the same period of 2009 was primarily due to (i) the reversal of a reserve amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations, (ii) an increase in overall revenues, and (iii) increased sales of products with higher gross margins. The increase in our gross profit for the third quarter of 2010 as compared to the same period of 2009 was primarily due to increased sales of products with higher gross margin. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. One approach we are using to offset the expected decrease in gross profit is offering our customers “bare-die” chips that eliminate assembly and testing services in return for lower selling prices to our customers. Other steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses decreased to $14.1 million for the third quarter of 2010 from $15.2 million for the third quarter of 2009. Research and development expenses decreased to $41.1 million for the first nine months of 2010 from $42.6 million for the first nine months of 2009. The decrease for the first nine months of 2010 in research and development expenses, as compared to the comparable period in 2009, was mainly due to (i) a decrease in IP purchases and tapeout expenses in the amount of $3.3 million, and (ii) a decrease in equity-based compensation expenses in the amount of $0.5 million. The above referenced expense decrease was offset by an increase in the number of research and development employees and an increase in payroll and labor contractor expenses in the amount of $2.1 million for the first nine months of 2010, as compared to the same period in 2009.

The decrease in the third quarter of 2010 in research and development expenses, as compared to the comparable period in 2009, was mainly due to the decrease in IP purchases and tapeout expenses in the amount of $2.2 million for the third quarter of 2010 as compared to the comparable period in 2009. This decrease was offset to some extent by an increase in the number of research and development employees and an increase in payroll and labor contractor expenses in the amount of $0.9 million for the third quarter of 2010, as compared to the same period in 2009.

Our research and development expenses as a percentage of total revenues were 22% and 23% for the three months ended September 30, 2010 and 2009, respectively, and 23% and 27% for the nine months ended September 30, 2010 and 2009, respectively. This decrease in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues and the decrease in absolute dollars of our research and development expenses.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.3 million for the third quarter of 2010 from $4.7 million for the third quarter of 2009. Sales and marketing expenses decreased to $10.9 million for the first nine months of 2010 from $13.5 million for the first nine months of 2009. The decrease in sales and marketing expenses was mainly attributed to a decrease in payroll expenses due to a lower number of sales and marketing employees for the first nine months of 2010, as compared to the same period in 2009.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three months ended September 30, 2010 and 2009, and 7% and 9% for the nine months ended September 30, 2010 and 2009, respectively. This decrease in sales and marketing expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues and the decrease in absolute dollars of our sales and marketing expenses.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $3.5 million for the third quarter of 2010 from $3.7 million for the third quarter of 2009. General and administrative expenses decreased to $10.9 million for the first nine months of 2010 from $11.4 million for the first nine months of 2009. The decrease in general and administrative expenses was mainly attributed to a decrease in accounting expenses and to a decrease in equity-based compensation expenses by $0.2 and $0.3 million for the third quarter and nine months ended September 30 in 2010, as compared to the comparable periods in 2009. The above referenced decrease was offset to some extent by an increase in other expenses, such as legal expenses in 2010, in comparison to 2009.

General and administrative expenses as a percentage of total revenues were 6% and 7% for the nine months ended September 30, 2010 and 2009, respectively. General and administrative expenses as a percentage of total revenues were 5% and 6% for the third quarter of 2010 and 2009, respectively. This decrease in general and administrative expenses as a percentage of total revenues was due to the decrease of those expenses in absolute dollars along with an increase in absolute dollars of our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the third quarter of 2010, we recorded an expense of approximately $2.5 million, as compared to $3.1 million for the three months ended September 30, 2009, relating to the amortization of intangible assets associated with the Acquisition. During the nine months ended September 30, 2010, we recorded an expense of approximately $7.5 million, as compared to $9.2 million for the nine months ended September 30, 2009, relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring Costs and Other. In the third quarter of 2010, as part of our plan to improve efficiencies in our European operations, we decided to restructure our Swiss operation. As a part of this restructuring plan, we executed termination agreements with all of the employees of our Swiss subsidiary. We recorded an expense in the amount of $0.4 million in the third quarter of 2010, consisting primarily of employee severance costs.

Financial and Other Income, net. Financial and other income, net, for the three months ended September 30, 2010 decreased to $0.4 million from $1.1 million for the three months ended September 30, 2009. Financial and other income, net, for the nine months ended September 30, 2010 decreased to $1.1 million from $2.3 million for the nine months ended September 30, 2009. The decrease was mainly due to (i) a gain from the realization of available-for-sale securities in the amount of $0.7 million and $0.8 million in the third quarter and the first nine months of 2009, respectively, in comparison to $0 gain in the third quarter and the first nine months of 2010, and (ii) the devaluation of the Euro against the U.S. dollar, which resulted in expenses associated with the exchange rate differences.

Our total cash, cash equivalents and marketable securities were $131.8 million as of September 30, 2010, compared to $113.7 million as of September 30, 2009.

Provision for Income Taxes. Our income tax benefit was $0.9 million for the first nine months of 2010, as compared to an income tax benefit of $11.6 million for the first nine months of 2009. Our income tax benefit for the third quarter of 2010 was $1.0 million, as compared to an income tax benefit of $7.6 million for the third quarter of 2009. Two main items caused a decrease in our income tax benefit for the first nine months of 2010, as compared to the same period in 2009. First, pursuant to a settlement with the U.S. Internal Revenue Service relating to an audit of our U.S. federal income tax returns for 2003 and 2004, we recorded a tax benefit of $3.5 million for the nine months ended September 30, 2009 as a result of the partial reversal of the tax reserves associated with the tax audit. Second, we recorded a tax benefit of $7.6 million during the nine months ended September 30, 2009 as a result of the reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of applicable limitation statutes. The decrease in our income tax benefit for the third quarter of 2010 resulted mainly from the recordation of the $7.6 million tax benefit mentioned above. We recorded an amount of $0.6 million in the third quarter of 2010 as a result of a reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of the applicable statute of limitations.

During the three and nine months ended September 30, 2010, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first nine months of 2010, we generated $11.7 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $13.9 million for the first nine months of 2009. The decrease in cash generated from operating activities for the first nine months of 2010, as compared to cash generated by operating activities for the same period in 2009, was mainly as a result of (i) an increase in accounts receivable by $16.2 million during the first nine months of 2010, as compared to a decrease in accounts receivable of $3.9 million during the first nine months of 2009, and (ii) an increase in inventories by $5.0 million during the first nine months of 2010, as compared to a decrease in inventories of $1.1 million during the first nine months of 2009. The increase in the amount of cash generated from operating activities for the first nine months of 2009, as compared to the first nine months of 2010, was offset to some extent by (i) an increase in accounts payables by $8.2 million during the first nine months of 2010, as compared to an increase in accounts payables of $3.3 million during the first nine months of 2009, (ii) a decrease in prepaid expenses by $5.4 million during the first nine months of 2010, as compared to a decrease in prepaid expenses of $3.4 million during the first nine months of 2009, mainly due to a higher amount of advances that were returned from tax authorities in 2010 as compared to 2009, and (iii) an increase in net profit for the first nine months of 2010, as compared to the same period in 2009.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2010, we purchased $75.8 million of marketable securities, short and long term deposits, as compared to $63.6 million during the first nine months of 2009. During the first nine months of 2010 and 2009, $58.5 million and $42.4 million, respectively, of marketable securities and deposits matured, were called by the issuer or were sold.

As of September 30, 2010, the amortized cost of our marketable securities, and short and long term deposits was $100.8 million and their stated market value was $101.7 million, representing an unrealized gain of $0.9 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first nine months of 2010, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $2.7 million, as compared to $3.6 million for the first nine months of 2009.

Financing Activities. During the first nine months of 2010, we made no share repurchases. During the first quarter of 2009, we repurchased 4,186,603 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20,028 thousand.

We received $0.3 million and nil upon the exercise of employee stock options during the first nine months of 2010 and 2009, respectively. We cannot predict cash flows from option exercises for future periods.

As of September 30, 2010, we had cash and cash equivalents totaling approximately $30.10 million and marketable securities and deposits of approximately $101.7 million.

Our working capital at September 30, 2010 was approximately $83.2 million, compared to $74.5 million as of September 30, 2009. The increase in working capital was mainly due to the increase in accounts receivable, inventories, short term marketable securities and deposits as of September 30, 2010. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. As of September 30, 2010, approximately 255 thousand shares of our common stock remain authorized for repurchase pursuant to our share repurchase program. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2 million shares.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2010, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2010. An increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar could increase the cost of our research and development, sales and marketing and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products;” (4) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (5) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (6) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (7) changes to the Risk Factor below entitled “Because we depend on independent foundries and other third party suppliers to manufacture and test all of our integrated circuit products, we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (9) changes to the Risk Factor below entitled “Because we depend on NXP to manufacture all of our products for the CIPT Business, we are subject to additional risks that may materially disrupt our business;” (10) changes to the Risk Factor below entitled “Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry;” (11) changes to the Risk Factor below entitled “We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed;” (12) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (13) changes to Risk Factor below entitled: “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which could increase our taxes;” (14) changes to the Risk Factor below entitled: “Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business;” (15) changes to the Risk Factor below entitled “Legislative action in the United States could materially and adversely affect us from a tax perspective;” and (16) changes to the Risk Factor below entitled: “We are exposed to fluctuations in currency exchange rates.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a majority of our total revenues for the first nine months of 2010. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% and 93% of our total revenues for the first nine months of 2010 and 2009, respectively. Revenues from our DECT products represented 80% and 79% of our total revenues for the first nine months of 2010 and 2009, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 67% and 64% of our total revenues for the first nine months of 2010 and 2009, respectively. Sales to VTech represented 30% of our total revenues for both the first nine months of 2010 and 2009. Sales to Panasonic through our distributor represented 16% and 14%of our total revenues for the first nine months of 2010 and 2009. Sales to Uniden through our distributor and directly to Uniden represented 11% and 13% of our total revenues for the first nine months of 2010 and 2009, respectively. Sales to CCT Telecom represented 10% and 7% of our total revenues for the first nine months of 2010 and 2009, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 24% and 22% of our total revenues for the first nine months of 2010 and 2009, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 14% of our total revenues for the first nine months of 2010 and 2009, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. Due to the depletion of the safety stock inventory by our customers as a result of supply capacity constraints during the first nine months of 2010 and based on updated forecasts from a number of our OEM and ODM customers, we believe that our revenues for the fourth quarter of 2010 will be significantly lower than prior comparable fourth quarter periods.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and the increased sales of DECT products lower our gross margins. The shift to DECT products continued in 2010 and we anticipate that this trend will continue in 2011. This trend will continue to put pressure on our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 99% of our total revenues for the first nine months of 2010 and 2009, respectively. Furthermore, pursuant to the Acquisition, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

While we currently believe we have adequate capacity to support our current sales levels pursuant to our arrangement with our foundries and other third party suppliers, we may encounter capacity shortage issues in the future. In the event of a worldwide shortage in foundry, assembly and/or test capacity, we may not be able to obtain a sufficient allocation of such capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Over-capacity at the current foundries and other third party suppliers we use, or future foundries or other third party suppliers we may use, to manufacture and test our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. Our business could also be harmed if our current foundries or other third party suppliers terminate their relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner. Moreover, we do not have capacity guarantee agreements with our foundries and with other third party suppliers.

In addition, as TSMC produces a significant portion of our integrated circuit products and SPIL, ASE and KYEC test and assemble a significant portion of them, earthquakes, aftershocks or other natural disasters in Asia, or adverse changes in the political situation in Taiwan, could preclude us from obtaining an adequate supply of wafers to fill customer orders. Such events could harm our reputation, business, financial condition, and results of operations.

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

Moreover, in accordance with the MSCA, NXP’s manufacturing of certain CIPT Business products would expire in 2010, subject to an optional extension of a period for two consecutive one-year terms under specified circumstances. Upon expiration as a result of our inability to extend the manufacturing period by NXP, we may experience difficulty in finding a suitable replacement manufacturer for these CIPT Business products, which may result in a disruption in product shipments, harm our customer relationships and generally disrupt our business. Even in the event we are able to find a suitable replacement manufacturer, transitioning of manufacturing processes, including re-qualification of CIPT Business Products, may be a difficult process. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another, including production and shipment delays, capacity constraints with the replacement manufacturer, IP incompatibility, logistical and administrative concerns or general difficulties associated with starting a new manufacturing process. Therefore, even with a suitable replacement manufacturer, we may experience a significant disruption in product shipments, harm to our customer relationships and generally a disruption of our business. In addition, we may incur higher manufacturing costs with the replacement manufacturer which may decrease our gross margins and generally adversely affect our results of operations.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. For example, as a result of unforeseen, updated forecasts from a number of our OEM and ODM customers, we believe that our revenues will decrease significantly in the fourth quarter of 2010. In addition, we have little visibility into and no control of the demand by our customer’s customers – generally consumer electronics retailers. A decrease in the consumer electronics retailers’ demand or a build up of their inventory, both of which are out of our control, may cause a cancellation, change or deferral of purchase orders on at short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. We place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2010, 275 of our 409 employees were located in Israel, including 186 out of 258 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the Acquisition, we currently have operations in Germany, Switzerland, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for the first nine months of 2010. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in the Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 6. EXHIBITS.

Exhibit 10.38	Termination Agreement by and between DSP Group Switzerland AG and Brian Robertson. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 23, 2010, and incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 9, 2010	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)