Form 10-K
period 2010-12-31
DSP GROUP INC /DE/
filed 2011-03-16
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2010 as reported on the NASDAQ Global Select Market, was approximately $148.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2011, the Registrant had outstanding 23,375,370 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2010 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

i

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that new products and categories of products for home communication, including Wi-Fi application products, will start to contribute to our revenues in 2012 and beyond;

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

•	Our belief that the XpandR™ product family will present unique opportunities for us to expand the domain of applications and add new customers served by our products;

•	Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future;

•	Our belief that sales of our DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2011;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz product, for the long term;

•	Our belief that the market will remain price sensitive in 2011 and that price erosion and decrease in our average selling prices of our products will continue;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our belief that relations with our employees are good; and

•	Our belief that our available cash and cash equivalents at December 31, 2010 should be sufficient to finance our operations for both the short and long term.

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

At the forefront of semiconductor innovation and operational excellence for over two decades, and with a leading position in wireless home telephony market, DSP Group provides a broad portfolio of wireless chipsets integrating Digital Enhanced Cordless Telecommunications (DECT), Wi-Fi, Public Switched Telephone Network (PSTN) and Voice over Internet Protocol (VoIP)/Communications over Internet Protocol (CoIP) technologies with state-of-the-art application and multimedia processors. Enabling converged voice, audio, video and data connectivity across diverse consumer products—from cordless and VoIP phones to home gateways and connected multimedia screens, from home automation and wireless audio to fixed mobile convergence offerings—DSP Group proactively partners with CE manufacturers to shape the future of converged communications at home.

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

In September 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), then a part of NXP’s Mobile and Personal Business Unit. The CIPT Business’s products have been fully integrated as part of DSP Group’s product offering.

Industry Environment and Our Business

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks, such as copper, wireless transmission over radio frequencies (RF), DSL cable and fiber optic lines. In addition, information is increasingly available via wired and wireless networks through a variety of devices, including cordless phones, cellular phones, personal computers, tablets, personal digital assistants (PDAs), connected portable media players (PMPs) and digital cable, satellite and IP set-top boxes. Moreover, the desire to leverage existing telecommunications infrastructure, compounded by the increased use of new data-intensive computing, communication and video applications, are driving the convergence of voice, audio, data and video.

Our focus on the design of highly-integrated, mixed-signal devices that combine complex RF, analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our integrated circuit (IC) products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless applications, IP telephony and multimedia products, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for original design manufacturers (ODMs) to design and market their own end products with maximum differentiation.

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

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations including the DECT Forum, the European Telecommunications Standards Institute and the Wi-Fi Alliance. DSP Group also has been deeply involved in all stages of defining CAT-iq. We are an active member of the Home Gateway Initiative (HGI), and support the specification activity of CableLabs, contributing to the evolution and implementation of CAT-iq in various markets and applications.

Such involvement enables us to define standards and keep abreast of the latest innovations and requirements. We also maintain close relationships with many world-leading telecom service providers, thereby providing us with insight into future plans across the industry.

Product Development

Since 1989, when we introduced the first Integrated Digital Telephony (IDT) speech processor, DSP Group has continued to bring innovative products to the market. In 2001, we introduced the 900MHz narrow-band cordless chipset into mass market. During the same year, we also developed an integrated CMOS RF device which combines a communications modem and RF device into an integrated phone-on-a-chip solution. This device was an important step in our development efforts to integrate telephony features, and in the following years, we introduced state of the art cordless solutions based on 2.4GHz single and multi handset solutions.

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

Also during 2009, we launched the XceedR DCX family of chipsets combining RF and ARM9 baseband functions in a single package with a rich set of telephony features and advanced audio processing capabilities. DCX provides a cost-performance solution for mid-range DECT/DECT6.0/CAT-iq and offers a total integrated digital cordless telephone solution—comprising a digital processing unit (DPU), radio frequency analog processing unit (RFAPU), hardware development kit (HDK) and software development kit (SDK).

During 2010, we introduced a new generation of 1.7GHz-1.9GHz cordless RF devices, integrating most functions of the RF module into our RF chipset, allowing us to further optimize our bill-of-materials cost by offering our customers more integrated products.

Also during 2010, we launched a new VoIP chipset combining RF, ARM9 and VoIP processing baseband functions in a single package with a rich set of telephony features, such as multi line HD voice, and superior audio processing capabilities, such as acoustic echo cancellation, supporting multi-line phones.

In addition, we were a pioneer in bringing to market products which are CAT-iq 2.0 compliant. CAT-iq 2.0 (http://www.cat-iq.org/) is a key technology to enable advanced communications and infotainment applications driven by IP-based gateways in the digital home. The standard meets the requirement for widespread availability of fully interoperable home gateways, access points and cordless handsets to deliver the best user experience possible

We expect that all of the above referenced products will continue to contribute a significant share of our business in 2011. We further anticipate that new products and categories of products for home communication, including Wi-Fi application products, will start contributing to our revenues in 2012 and beyond.

Target Markets and DSP Group Products

Our work in the field of wireless residential technologies has yielded various synergistic product families targeted mainly for specific segments of the residential communications market. We believe that we are prepared to meet the exciting challenges of the dynamic and evolving market for short-range multimedia communication and home wireless networking by our ability to integrate voice, data and video technologies.

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

Products Targeted for Digital Cordless Telephony

We are a world-leading provider of chipsets for cordless telephony applications. Our XceedR cordless chipsets provide a total integrated digital cordless solution that includes all required digital baseband, analog interface and RF functionality. XceedR enables worldwide coverage, supporting all RF bands and cordless protocols, such as:

•	1.7GHz -1.9GHz DECT—used in Europe, U.S. (DECT6.0), Korea and Latin America;

•	2.4GHz—used in Japan, China and the U.S.; the dominant protocols for this RF band is our proprietary EDCT and WDCT (Wireless Digital Cordless Technology) protocols; and

•	5.8GHz—used in the U.S., Australia and several other countries with our proprietary EDCT cordless protocol.

The XceedR chipset portfolio combines wireless communications technology with a range of telephony features, and audio and voice-processing algorithms to provide the industry a low cost and small footprint solution. Enhanced with our hardware and software packages, XceedR chipsets are highly versatile and enable the development of an array of cordless telephony solutions at a lower effort and faster time to market than alternative silicon offerings. The XceedR chipset portfolio supports cordless phones, cordless headsets, remote controls, home gateways, fixed-mobile convergence solutions and home control, monitoring and automation devices.

The XceedR chipset portfolio is comprised of two families—XceedR DCE and XceedR DCX:

The XceedR DCE chipset family is a mature and field-proven family of integrated digital baseband processors RF chips for digital cordless telephony. The chipset is used to develop fully integrated cordless telephone systems, digital answering machines, digital voice recorders (DVRs), digital baby monitors, and other low-to-mid-range audio applications. Including the industry’s most advanced digital cordless solutions, the XceedR DCE family maintains multi-line, multi-handset and digital answering machine capabilities, while supporting various RF protocols such as DECT (1.7GHz-1.9GHz), FHSS DECT 2.4GHz, EDCT 2.4GHz and 5.8GHz. Integration of the TeakLite™ RISC DSP core into the DE56 baseband chip enables software implementation of a variety of voice coders, and provides a flexible platform for developing a wide range of solutions. With its DSP-based architecture, the chipset enables cost-effective incorporation of the most advanced audio and telephony features.

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

During 2010, we launched a new VoIP chipset based on the VegaFireBird and our RF products combining ARM9 and VoIP processing baseband functions in a single package with a rich set of telephony features targeting Corded IP phones, Analog Terminal Adaptors (ATA) and Cordless IP Phones. This product supports multi line and multi HD voice channels, superior audio processing capabilities, including acoustic echo cancellation, and superior full duplex speakerphone technologies.

The XciteR family of chipsets is based on the legacy VegaFireBird and provides embedded solutions for low-cost corded IP-phones to advanced cordless IP-phones with DECT handsets and headsets. Our VoIP chipset family is most suitable for enterprise IP telephony products as well as Analog Telephone Adapters (ATAs) and some of the leading vendors have developed and are already developing their IP telephones and ATAs with our chipsets.

Products Targeted for Multimedia Connected Screens

To capitalize on the increasing convergence of voice, data, audio and video, we offer the XpandR family of multimedia chipset solutions. XpandR is the world’s only system-on-a-chip (SoC) solution based on dual-core and integrating application processors, Wi-Fi and DECT baseband and comprehensive multimedia peripherals, along with companion analog front-end and power management units and Wi-Fi and cordless RF chips, to enable the development of always-on, portable, connected multimedia products.

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

XpandR-I—in 2008, we demonstrated the first member of the XpandR product family—with ARM9 and DSP in a single chip along with its companion RF ICs to support Wi-Fi a/b/g/e.

XpandR-II—in 2009, we demonstrated the second member of the XpandR product family—this chipset enhances the CPU speed to 240MHz and the integration level by adding more functionality and more peripherals on-chip. The XpandR-II chipset has been designed by several vendors into enhanced products such as Wi-Fi handsets, and Android cordless multimedia phones, which represent the evolution of the cordless home phones and improve the experience for home users.

XpandR-III—in January 2011, we taped-out our third generation XpandR processor. XpandR-III is a state-of-the-art system-on-a-chip (SoC) that features an advanced low-power media system that integrates smart acceleration engines to deliver high-definition video, image processing, 2D/3D graphics, as well as a dedicated security controller and 802.11n that will complement a full offering for converged voice, data, audio and video processor chip—a chip that is targeted at low bit rate video applications, such as those based on H.263, JPEG and MPEG4 compression standards. XpandR-III includes a complete stand-alone system, including direct image sensor and display interfaces, as well as an advanced video compression engine. Target applications include video telephony, home security and portable multimedia. XpandR-III can be used in a system with our cordless chipsets to provide wireless video transmission.

Customers

We sell our products primarily through distributors and directly to original equipment manufacturers (OEMs) and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. In 2010, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our customer list now includes additional major brand names and direct OEMs and ODMs worldwide. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, Alcotel, AT&T, Audioline, Aztech, Belgacom, Binatone, British Telecom, Brother, CCT Tech, China Mobile, China Telecom, Grandstream, Deutsche Telekom, Doro, France Telecom, Freebox, Gaoxinqi, GE, Global China Technologies, Grandstream, Hagenuk, Huawei, Intelbras, JXE, Korea Telecom, KPN, LG Electronics, Matsushita, Motorola, NEC, NTT, OnReal, OpenPeak, Panasonic, Philips, Pioneer, Plantronics, Sagem, Samsung, Sanyo, SGW, Sharp, Siemens (Gigaset), SK Telesys, Sony, Sumitomo, Swissvoice, Swisscom, TCL, Telecom Italia, Telefonica, Telstra, Thomson, Topcom, Uniden, Urmet, Verizon, VTech, WNC, Xingtel and Yamaha.

International Sales and Operations

Export sales accounted for 99% of our total revenues for 2010, 98% for 2009 and 92% for 2008. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 12 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2010, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

In addition, due to the acquisition of the CIPT Business, a portion of our expenses in Europe is paid in Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries and lease and operational payments on our European facilities. As a result, an increase in the value of the Euro in comparison to the U.S. dollar also could increase the cost of our technology development, research and development expenses and general and administrative expenses.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong; Zurich,

Switzerland; Nierenberg, Germany; San Jose, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives. Sales to Hong Kong-based VTech represented 31% of our total revenues for 2010, 29% for 2009 and 21% in 2008. Revenues derived from sales through our Japanese distributor, Tomen Electronics, represented 25% of our total revenues for 2010, 22% for 2009 and 25% for 2008. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16%, 13% and 13% of our revenue in 2010, 2009 and 2008, respectively. Sales through Tomen Electronics or directly to Uniden represented 9%, 12% and 13% of our total revenues in 2010, 2009 and 2008 respectively. Sales to Hong Kong-based CCT Telecom represented 10%, 8% and 9% of our total revenues for 2010, 2009 and 2008, respectively. The loss of any of our significant customers or distributors could harm our business, financial condition and results of operations. In addition, our customers and distributors are not subject to minimum purchase requirements and can cease making purchases of our products at any time.

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

Manufacturing and Design Methodology

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products. The services under the agreement are provided by NXP on a purchase order basis. The agreement sets forth specified capacity guarantees by NXP, logistics for our provision of production schedules, penalties for late/non delivery by NXP for specified products, our purchase obligations and various technical specifications for the manufacturing services. In order to meet the agreement obligations, NXP uses its internal fabrication and back-end production facilities, as well as third parties. We currently buy finished goods from NXP under the manufacturing agreement. In order to enable NXP to provide such services, we provide binding capacity commitments to NXP based on a periodic rolling forecast. The manufacturing agreement with NXP provides that we may be subject to monetary penalties if we fail to meet our capacity commitments to NXP that we previously provided to them.

The services under the agreement were to be provided by NXP at agreed upon prices initially for up to seven years following the closing of the Acquisition with the provision of certain specified services initially terminating at the end of 2010. In December 2010, NXP agreed to extend a number of specified services that were to terminate at the end of 2010 to December 31, 2011 and agreed to provide such services at agreed upon prices with specified capacity commitments from NXP and third parties NXP has contracted for manufacturing of the CIPT Business products. Some other specified services that were to terminate at the end of 2010 were extended beyond December 31, 2011.

Products from the CIPT Business currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for us in future periods. Our business could be materially harmed if NXP, or third parties NXP has contracted, fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, and assembly and testing capacities to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the worldwide shortage in manufacturing capacity or the provision of manufacturing services to NXP’s internal business units or other third parties. We also may encounter capacity shortage issues in the future if sales for the CIPT Business products continue to increase as we anticipate and NXP, or third parties NXP has contracted, cannot sufficiently meet our increasing demands. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, as extended, including due to financial or operational hardships within NXP as a result of the cyclical nature of semiconductors industry or otherwise, and we are unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner. Unforeseen difficulties with NXP’s manufacturing of the CIPT Business products could materially harm our business, financial condition and results of operations. Moreover, in accordance with the amendment we executed with NXP in December 2010, NXP agreed to extend a number of manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products that were to terminate at the end of 2010 to December 31, 2011. We are currently working with NXP and third party fabrication companies to move the manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products away from NXP by December 31, 2011. Notwithstanding our implementation of a detailed transition plan, we may experience difficulty in finding a suitable replacement manufacturer for the CIPT Business products, which may result in a disruption in product shipments, harm our customer relationships and generally disrupt our business. Even in the event we are able to find a suitable replacement manufacturer, transitioning of manufacturing processes, including re-qualification of CIPT Business Products, may be a difficult process. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another, including production and shipment delays, capacity constraints with the replacement manufacturer, IP incompatibility, logistical and administrative concerns or general difficulties associated with starting a new manufacturing process. Therefore, even with a suitable replacement manufacturer, we may experience a significant disruption in product shipments, harm to our customer relationships and generally a disruption of our business. In addition, we may incur higher manufacturing costs with the replacement manufacturer which may decrease our gross margins and generally adversely affect our results of operations.

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

Other than products for the CIPT Business for which we have an arrangement with NXP, we use independent subcontractors located in Asia, to assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at ASE, ASEN, KYEC, SPIL and Giga Solutions.

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

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Lantiq (formerly Infineon) and SiTel Semiconductors B.V. (formerly the DECT division of National Semiconductor and recently acquired by Dialog Semiconductors, a German company), and we have also noted efforts by a local Chinese supplier of basebands for analog cordless phones, to penetrate the cordless market. Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom, Infineon, SiTel, Texas Instruments and some Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. Moreover, price competition has intensified due to the lack of new model launches and the anticipation of new products in the market. We were able to partially offset price reductions which occurred during 2010 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure you that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2010, we had a staff of 259 research and development personnel, of which 187 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $55.6 million in 2010, $56.1 million in 2009 and $73.9 million in 2008 on research and development activities.

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

Licenses, Patents and Trademarks

As of December 31, 2010, we have been granted a total of 156 patents, including 87 United States patents, 1 Canadian patent, 7 Israeli patents, 7 Japanese patents, 20 German, French and Great Britain patents, 2 Italian patents and 16 Taiwanese, Chinese and Korean patents. We have a total of over 95 pending patents, out of which 2 patent applications have been approved and are pending publication, 45 patents are pending in the United States, 26 patents are pending in Europe (PCT), 7 patents are pending in Japan and 3 patents are pending in Korea and Taiwan.

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

Backlog

At December 31, 2010, our backlog was approximately $43.8 million, compared to approximately $48.7 million and $35.1 million at December 31, 2009 and 2008, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2010, we had 414 employees, including 259 in research and development, 62 in marketing and sales and 93 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor and personal computer industries in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

Sales of our digital cordless telephony products comprised a majority of our total revenues for 2010. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% for 2010, 92% for 2009 and 89% for 2008. Revenues from our DECT products represented 78% of our total revenues 2010, 77% for 2009 and 70% for 2008. Revenues from our 2.4 GHz products represented 13% of our total revenues for 2010, 12% for 2009 and 13% for 2008.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers—VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 66% of our total revenues for 2010, 62% for 2009 and 56% for 2008. Sales to VTech represented 31% of our total revenues for 2010, 29% for 2009 and 21% for 2008. Sales to Panasonic through our distributor represented 16% of our total revenues for 2010, and 13% for both 2009 and 2008. Sales to Uniden through our distributor and directly to Uniden represented 9% of our total revenues for 2010, 12% for 2009 and 13% for 2008. Sales to CCT Telecom represented 10% of our total revenues for 2010, 8% for 2009 and 9% for 2008 Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our total product sales to customers is done through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 25% of our total revenues for 2010, 22% for 2009 and 25% for 2008. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% of our total revenues for 2010, and 13% for both 2009 and 2008. Sales to Uniden through Tomen Electronics and directly to Uniden represented 9%, 12% and 13% of our total revenues for 2010, 2009 and 2008. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us, including our XpandR, VoIP and CAT-iq products, and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements and expenses resulting from restructuring activities;

•	entry into new markets, including China, Korea and South America;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. Due to the depletion of the safety stock inventory by our customers in response to supply capacity constraints during the first nine months of 2010, our revenues for the fourth quarter of 2010 was significantly lower than prior comparable fourth quarter periods.

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

Moreover, we believe there are significant pressures in the supply chain as a result principally of the uncertainty about the global economic recovery. The pressures in the supply chain make it very difficult for us increase or even maintain our product pricing which further adversely affects our gross margins.

In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and the increased sales of DECT products lower our gross margins. The shift to DECT products continued throughout 2010, and we anticipate that this trend will continue in 2011. This trend will continue to put pressure on our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2010, 98% for 2009 and 92% for 2008. Furthermore, pursuant to the Acquisition, we established new foreign subsidiaries, and currently have material operations, in Germany, Switzerland, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because NXP still manufactures certain of the CIPT Business’s products, we are subject to additional risks that may materially disrupt our business.

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement (“MSCA”), as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products.

The services under the MSCA were to be provided by NXP at agreed upon prices initially for up to seven years following the closing of the Acquisition with the provision of certain specified services initially terminating at the end of 2010. In December 2010, NXP agreed to extend a number of specified services that were to terminate at the end of 2010 to December 31, 2011 and agreed to provide such services at agreed upon prices with specified capacity commitments from NXP and third parties NXP has contracted for manufacturing of the CIPT Business products. Some other specified services that were to terminate at the end of 2010 were extended beyond December 31, 2011. We are currently working with NXP and third party fabrication companies to move the manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products away from NXP by December 31, 2011. Notwithstanding our implementation of a detailed transition plan, we may experience difficulty in finding a suitable replacement manufacturer for the CIPT Business products, which may result in a disruption in product shipments, harm our customer relationships and generally disrupt our business. Even in the event we are able to find a suitable replacement manufacturer, transitioning of manufacturing processes, including re-qualification of CIPT Business Products, may be a difficult process. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another, including production and shipment delays, capacity constraints with the replacement manufacturer, IP incompatibility, logistical and administrative concerns or general difficulties associated with starting a new manufacturing process. Therefore, even with a suitable replacement manufacturer, we may experience a significant disruption in product shipments, harm to our customer relationships and generally a disruption of our business. In addition, we may incur higher manufacturing costs with the replacement manufacturer which may decrease our gross margins and generally adversely affect our results of operations.

Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Notwithstanding improvements in business conditions since the second half of 2009 and in 2010, there continues to be uncertainty about the global economy and outlook, which continue to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

•	Furthermore, there are other significant risks associated with relying on these third-party foundries, including:

•	risks due to the fact that we have reduced control over production cost, delivery schedules and product quality;

•	less recourse if problems occur as the warranties on wafers or products supplied to us are limited; and

•	increased exposure to potential misappropriation of our intellectual property.

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. As an example, we introduced to the market the XpandR and CAT-iq platforms to enable multimedia and web-related applications in our future products. Our future growth is dependent on market acceptance and penetration of the XpandR-based and CAT-iq-based products, for which we can provide no assurances. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

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

New technological developments in the home connectivity market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the projected lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless fixed-line telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT, XpandR, CAT-iq and video products. We cannot assure you that we will succeed in expanding our product lines or portfolio of “system-on-a-chip” solutions, or that they would receive market acceptance.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2010, 275 of our 414 employees were located in Israel, including 187 out of 259 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, hostilities between Israel and some of its Arab neighbors have recently escalated and intensified. Furthermore, the current political crisis in Egypt may have a material adverse effect on the region and Israel. We cannot predict whether or in what manner these conflicts will be resolved. Our results of operations may be negatively affected by the obligation of key personnel to perform military service. In addition, certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law”, and as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (25% for 2010 and 24% for 2011) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2015. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25% for 2010). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index. In 2006 and 2009, our investments plans have been categorized under the above amendment, and the tax benefits under these investment plans are scheduled to gradually expire by 2015 and 2020, respectively.

In January 2011, the Knesset passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for amendment of the Investment Law. The amendment became effective as of January 1, 2011 and may increase our average tax rate in future years as discussed below. According to the amendment, the benefit tracks in the Investment Law were modified and a flat tax rate would apply to our entire preferred income. We will be able to opt to apply the amendment (the waiver is non-recourse), and from then on, we will be subject to amended tax rates as follows:

•	for 2011 and 2012—15% (or in development area A—10%);

•	for 2013 and 2014—12.5% (or in development area A—7%); and

•	for 2015 and thereafter—12% (or in development area A—6%).

We may choose not to apply the above amendment, in which case we will remain subject to the Investment Law as in effect prior to the amendment until the expiration of our current investment programs.

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

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. For 2009, 2010 and 2011, President Obama’s administration announced budgets, which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2010. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro and Swiss Franc, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro and Swiss Franc. Our primary expenses paid in the Euro and Swiss Franc are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS, Euro and Swiss Franc in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq (formerly Infineon) and SiTel Semiconductors B.V. (formerly the DECT division of National Semiconductor and recently acquired by Dialog Semiconductors, a German company), and we have also noted efforts by a local Chinese supplier of basebands for analog cordless phones, to penetrate the DECT market. Our principal competitors in the VoIP market include Broadcom, Lantiq, SiTel, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

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

Our principal executive offices in the United States are located in San Jose, California, where we lease approximately 3,800 square feet under a lease that expires in February 2014. Portions of our operations are located in leased facilities in Rancho Cordova, California and Bloomington, Minnesota. These facilities are leased through 2011. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 58,136 square feet located in Herzelia Pituach, Israel. These facilities are leased through November 2013. The Company’s subsidiary in Tokyo, Japan has a lease that terminates in October 2012. The Company’s subsidiary in Scotland has lease agreements for its facilities that terminate in 2011. The Company’s subsidiaries in Germany and India primarily housing the CIPT Business acquired from NXP, have sublease agreements with NXP for their facilities that terminate in 2012. In addition, the Company’s subsidiary in Hong Kong entered into a lease agreement that is effective until 2013. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2010	High	Low
First Quarter	8.90	5.34
Second Quarter	9.10	5.76
Third Quarter	7.23	6.03
Fourth Quarter	8.53	6.73

Year Ended December 31, 2009	High	Low
First Quarter	8.54	3.83
Second Quarter	7.86	4.09
Third Quarter	9.41	6.75
Fourth Quarter	8.43	5.27

As of March 11, 2011, there were 23,375,370 shares of common stock outstanding, representing approximately 41 holders of record. These were we believe approximately 2,843 beneficial holders as of January 24, 2011. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 16, 2011. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, we repurchased 111,257 shares of our common stock at an average price of $7.74 per share for approximately $0.9 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)(1)
Month #1 (October 1, 2010 to October 31, 2010)	—	—	—	—
Month #2 (November 1, 2010 to November 30, 2010)	111,257	$7.74	111,257	1,888,743
Month #3 (December 1, 2010 to December 31, 2010)	—	—	—	—
TOTAL	111,257	$7.74	111,257	1,888,743	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of December 31, 2010.

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

At December 31, 2010, 1,888,743 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 16, 2011. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2005 and ends on December 31, 2010, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2005, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2010, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$225,482	$212,186	$305,800	$248,788	$216,948
Cost of revenues	137,571	133,590	191,811	148,075	128,559

Gross profit	87,911	78,596	113,989	100,713	88,389
Operating expenses
Research and development	55,588	56,148	73,856	58,488	47,525
General, administrative, sales and marketing	31,561	33,117	40,583	33,674	27,443
In process research and development write-off	—	—	—	10,350	—
Amortization of intangible assets	9,975	12,258	22,853	11,102	—
Impairment of goodwill and other intangible assets	—	—	181,534	—	—
Restructuring cost	463	—	1,870	—	—

Total operating expenses	97,587	101,523	320,696	113,614	74,968

Operating (loss) income	(9,676)	(22,927)	(206,707)	(12,901)	13,421
Financial and other income
Financial income, net	1,468	2,857	160	10,541	13,198
Income (loss) before taxes on income (loss)	(8,208)	(20,070)	(206,547)	(2,360)	26,619

Taxes on income (benefit)	(783)	(11,634)	5,847	2,393	4,240

Net income (loss)	$(7,425)	$(8,436)	$(212,394)	$(4,753)	$22,379

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	23,229	23,655	28,387	29,495	29,343
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	23,229	23,655	28,387	29,495	30,049
Basic net earnings (loss) per share	$(0.32)	$(0.36)	$(7.48)	$(0.16)	$0.76
Diluted net earnings (loss) per share	$(0.32)	$(0.36)	$(7.48)	$(0.16)	$0.74

Balance Sheet Data:
Cash, cash equivalents, marketable securities and bank deposits, including restricted cash	$139,761	$123,065	$121,501	$167,737	$348,882
Working capital	$72,073	$68,013	$92,359	$134,896	$169,760
Total assets	$222,555	$219,769	$249,254	$512,843	$413,988
Total stockholders’ equity	$167,103	$165,489	$178,627	$424,857	$366,749

	Year Ended December 31,
Fiscal Years by Quarter	2010				2009
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$43,372	$65,155	$60,846	$56,109	$54,720	$65,532	$52,020	$39,914
Gross profit	$15,720	$25,348	$23,254	$23,589	$21,381	$24,725	$19,080	$13,410
Net income (loss)	$(8,792)	$1,917	$(366)	$(184)	$(2,871)	$6,803	$(1,677)	$(10,691)
Net earnings (loss) per share—Basic	$(0.38)	$0.08	$(0.02)	$(0.01)	$(0.13)	$0.30	$(0.07)	$(0.41)
Net earnings (loss) per share—Diluted	$(0.38)	$0.08	$(0.02)	$(0.01)	$(0.13)	$0.29	$(0.07)	$(0.41)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products—from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for 2010.

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

Our revenues were $225.5 million for 2010, an increase of 6.3% in comparison to 2009. Sales of our DECT 6.0 products in the U.S. market increased from $78.8 million for 2009 to $84.2 million for 2010. Revenues derived from the sale of DECT products during 2010 represented 78% of our total revenues, as compared to 77% of our total revenues for 2009. Our gross margin increased to 39.0% of our total revenues for 2010 from 37% for 2009, primarily due to (i) the increase in overall revenues, (ii) increased sales of products during 2010 with higher gross margins, and (iii) reversal of a reserve amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

Our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue. In addition to general market competitiveness of our business, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive and expect price erosion to continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and could harm our ability to grow our revenues in future periods. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, and general adverse business conditions.

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

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. Our operating expenses decreased by 4% to $97.6 million for 2010, as compared to $101.5 million for 2009. Our operating loss also decreased to $9.7 million for 2010, as compared to $22.9 million for 2009. The decrease in operating losses for 2010 was primarily attributable to an increase in revenues and gross margins in 2010 as compared to 2009.

We also are concentrating our development efforts on a new cordless telephony DECT standard, the CAT-iq protocol, which stands for Cordless Advanced Technology: Internet and Quality. CAT-iq has been widely embraced by all leading European operators, and we believe that this technology will also proliferate into other regions that have adopted DECT telephony, such as the U.S. This new standard is anticipated to enable the introduction of new cordless products into the market as telecom operators have begun deploying home gateways and mobile handsets with CAT-iq in the market. In addition to DECT technologies, we are investing in developing CoIP (Cordless over IP) technologies in-house. Our goal is to leverage the Wi-Fi technology acquired in 2004 from Bermai Inc. to further develop and offer products for residential communication that integrate voice, data and video with broadband offerings. We have already introduced to the market the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. We believe that the XpandR platform will present unique opportunities for us to expand the domain of applications and add new customers served by our products. In 2010, we began shipments of our second generation XpandR platform. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of December 31, 2010, our principal source of liquidity consisted of cash and cash equivalents of $33.9 million and marketable securities and short term deposits of $105.8 million, totaling $139.8 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

According to FASB ASC No. 740, “Income Taxes,” the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

Tax Valuation Allowance: We have a valuation allowance for deferred tax assets based on the determination that it is more likely than not that some of these assets will not be realized.	Our management inherently must make estimates to determine the ultimate realization of these assets. The estimate of our tax valuation allowance contains uncertainty because management must use judgment to estimate the expected results for tax purposes.	Although management believes that its estimates and judgments about expected results for tax purposes are reasonable, actual results could differ, and we may be required to record an additional valuation allowance for our deferred tax assets.

Intangible Assets:

The identifiable intangible assets included on our consolidated balance sheet are current technology and customer relations, acquired from NXP as a result of the Acquisition.

We review intangible assets for potential impairment when events or changes in circumstances indicate

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business	If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for our intangible assets.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
the carrying value of the intangible assets may be impaired. We may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.	strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

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

We estimate the fair value of equity-based awards using a binomial option pricing model. The fair value of an award is affected by our stock price on the

Although management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results could differ.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
date of grant as well as other assumptions, including expected stock price volatility and the expected term of the equity-based award. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. Expected volatility is calculated based upon actual historical stock price movements. The expected term of the equity-based award granted is based upon historical experience and represents the period of time that the award granted is expected to be outstanding. Our expected dividend rate is zero since we do not currently pay cash dividends and do not anticipate doing so in the foreseeable future.

Pension Liability: We account for pension liability in accordance with FASB ASC No. 715, “Defined Benefit Plans.”	The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions. The two critical assumptions used, which impact the net periodic pension cost (income) and the benefit obligations, are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high quality government bond, and the expected return on plan assets is based on current and expected asset allocations, historical trends and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.	Although management believes that their estimates and judgments about pension liability are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

Marketable Securities:

Management determines the appropriate classification for our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date.

	The marketable securities are periodically reviewed for impairment. If it is concluded that any of these investments are impaired, management determines whether such impairment is “other-than-temporary.” Factors that are considered in making such a	Although management believes that their considerations and judgments about fair value and whether a loss associated with a marketable security is other-than-temporary, actual results could differ. Given current market conditions and

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
	determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery of its cost basis. If any impairment is considered “other-than-temporary,” the investment is written down to its fair value and a corresponding charge is recorded in financial income, net.	uncertainty, management’s judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations and thereby cause other-than-temporary losses.

Results of Operations:

Total Revenues.    Our total revenues were $225.5 million for 2010, $212.2 million for 2009 and $305.8 million for 2008. The increase of 6% in revenues for 2010 as compared to 2009 was primarily a result of increased sales of our DECT products. The decrease of 31% in revenues for 2009 as compared to 2008 was primarily as a result of decreased sales of all of our products mainly due to the significant global economic downturn that started during the second half of 2008 and continued throughout 2009, and the continued decline in the average selling prices of our products. Sales of DECT products were $176.8 million, $163.2 million and $213.2 million for the years ended 2010, 2009 and 2008, respectively, representing approximately 78%, 77% and 70% of our total revenues for 2010, 2009 and 2008, respectively. This represents an increase of 8% in absolute dollars when comparing DECT sales of 2010 to 2009. The decrease of 23% in absolute dollars of DECT sales in 2009 as compared 2008 was mainly attributable to the general decrease in sales of all of our products in the European market. In addition, sales of our DECT 6.0 products for the U.S. end market were $84.2 million, $78.8 million and $71.9 million for 2010, 2009 and 2008 representing 37%, 37% and 24% of our total revenues for 2010, 2009 and 2008, respectively.

Sales of 2.4GHz products were $29.3 million, $25.8 million and $38.5 million for 2010, 2009 and 2008, respectively, representing 13%, 12% and 13% of our total revenues for 2010, 2009 and 2008, respectively. This represents an increase of 14% in absolute dollars when comparing sales for 2010 to 2009, which resulted mainly from the increase of the sales of our 2.4GHz products in the Japanese domestic market and in the Chinese market. When comparing sales for 2009 to 2008, there was a decrease of 33% in absolute dollars, which resulted mainly from (i) the decreased sales of our products due to the significant global economic downturn that started during the second half of 2008 and continued throughout 2009 and (ii) a shift in sales of this product to DECT 6.0 products in the U.S market.

The following table shows the breakdown of revenues for the periods indicated by geographic location (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$1,423	$3,382	$23,579
Japan	76,986	71,388	108,471
Europe	13,043	15,448	31,724
Hong Kong	112,319	95,204	120,175
Korea	8,081	20,233	11,922
Other	13,630	6,531	9,929

Total revenues	$225,482	$212,186	$305,800

Sales to our customers in Hong Kong increased for 2010 as compared to the same period of 2009, representing an increase of 18% in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted from (i) an increase in sales to VTech Holdings Ltd. (“VTech”), representing an increase of 13% in absolute dollars and (ii) an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing an increase of 36% in absolute dollars. Sales to our customers in Japan increased for 2010 as compared to the same period of 2009, representing an increase of 8% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted from (i) an increase in sales to Panasonic Communications Co., Ltd. (“Panasonic”), representing an increase of 29% in absolute dollars, and (ii) an increase in sales to the Japanese domestic market, representing an increase of 16% in absolute dollars.

Sales to our customers in Korea decreased for 2010 as compared to 2009, representing a decrease of 60% in absolute dollars. The decrease in our sales to Korea for the comparable periods resulted from the decrease in sales to Daesung Electric Co. Ltd., representing a decrease of 83% in absolute dollars for 2010 as compared to 2009, as a result of general market weakness.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually. Due to the depletion of the safety stock inventory by our customers in response to supply capacity constraints during the first nine months of 2010, our revenues for the fourth quarter of 2010 was significantly lower than prior comparable fourth quarter periods.

Significant Customers.    VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 31%, 29% and 21% of our total revenues for 2010, 2009 and 2008, respectively. Another significant customer of the company in Hong Kong is CCT Telecom, whose sales represented 10%, 8% and 9% of our total revenues for 2010, 2009 and 2008, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 25% of our total revenues in 2010, as compared to 22% in 2009 and 25% in 2008. Sales to Uniden America Corp. (“Uniden”) through Tomen Electronics and directly to Uniden represented 9%, 12% and 13% of our total revenues for 2010, 2009 and 2008. Sales to Uniden for 2010, as compared to the same period of 2009, decreased by 18% in absolute dollars.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16%, 13% and 13% of our total revenues in 2010, 2009 and 2008, respectively. Sales through Tomen Electronics or directly to Uniden represented 9%, 12% and 13% for 2010, 2009 and 2008, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, CCT and Uniden, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations

Significant Products.    Revenues from our DECT products represented 78%, 77% and 70% of our total revenues for 2010, 2009 and 2008, respectively. Revenues from our 2.4GHz products represented 13%, 12% and 13% of our total revenues for 2010, 2009 and 2008, respectively. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2011. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit.    Gross profit as a percentage of revenues was 39.0% for 2010, 37.0% for 2009 and 37.3% for 2008. The increase in our gross profit for 2010 as compared to 2009 was primarily due to (i) the reversal of a reserve amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations, (ii) an increase in overall revenues, and (iii) increased sales of products with higher gross margins. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products by, for example, replacing gold wiring with copper wiring. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products. Moreover, we believe there are significant pressures in the supply chain as a result principally of the uncertainty about the global economic recovery. The pressures in the supply chain make it very difficult for us increase or even maintain our product pricing which further adversely affects our gross margins.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Operating Expenses.    Our operating expenses were $97.6 million for 2010, $101.5 million for 2009 and $320.7 million for 2008. The decrease in operating expenses for 2010 as compared to 2009 was primarily attributable to (i) a decrease in the amortization cost for intangible assets related to the Acquisition in the amount of $2.3 million, and (ii) a decrease in equity-based compensation expenses in the amount of $1.5 million. Our operating losses were $9.7 million in 2010, as compared to $22.9 million of operating losses in 2009 and $206.7 million of operating losses in 2008. The decrease in operating losses in 2010 as compared to 2009 was mainly due to an increase in revenues, an increase in gross margins and a decrease in operating expenses as noted above. The decrease in operating expenses and operating losses for 2009 as compared to 2008 was primarily attributable to (i) impairment of goodwill and other intangible assets related mainly to the Acquisition in the amount of $181.5 million in 2008, (ii) a decrease in the amortization cost for intangible assets related to the Acquisition in the amount of $10.6 million resulting from the recording of impairment costs related to such intangible assets in 2008, which decreased the original cost of such intangible assets for future amortization measurement, including in 2009, (iii) a decrease in payroll and facilities expenses related to research and development resulting from our restructuring plans, which included a reduction in the numbers of employees and the shut-down of some of our sites, (iv) a decrease in sales commissions due to decreased sales for 2009 and (v) a decrease in equity-based compensation expenses. The decrease noted above was offset to some extent by the decrease in overall revenues and gross margin.

Research and Development Expenses.    Our research and development expenses decreased to $55.6 million for 2010 from $56.1 million for 2009. Research and development expenses decreased to $56.1 million in 2009 from $73.9 million in 2008. The decrease for 2010 in research and development expenses, as compared to 2009, was mainly due to (i) a decrease in IP purchases and tapeout expenses in the amount of approximately $5.0 million, and (ii) a decrease in equity-based compensation expenses in the amount of $0.5 million. The above referenced expense decrease was offset by an increase in the number of research and development employees, an increase in payroll and labor contractor expenses in the amount of $3.7 million for 2010, as compared to 2009, and an increase in subcontractors, consultants and travel expenses for 2010 as compared to 2009.

The decrease for 2009 in research and development expenses, as compared to 2008, was mainly attributed to (i) savings of $13.9 million for 2009 as a result of the shut-down of, or reduction in capacity and the number of employees at, some of our sites as part of our restructuring plans, (ii) a devaluation of the New Israeli Shekel (NIS) against the U.S. dollar which reduced the research and development expenses attributable to our Israeli facilities and employees, (iii) a decrease in equity-based compensation expenses by $2.0 million for 2009 as compared to 2008, and (iv) a decrease in other expenses such as travel expenses for 2009 as compared to 2008. Equity-based compensation expenses amounted to $5.3 million and to $7.2 million for 2009 and 2008, respectively. The above referenced expense decreases were offset to some extent by an increase in IP purchases and tapeout expenses in 2009 as compared to 2008.

Our research and development expenses as a percentage of our total revenues were 25%, 26% and 24% for 2010, 2009 and 2008, respectively. This decrease in research and development expenses as a percentage of total revenues was due to the increase in absolute dollars of our total revenues and the decrease in absolute dollars of our research and development expenses.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $17.2 million for 2010, $17.9 million for 2009 and $22.7 million for 2008. The decrease in sales and marketing between 2010 and 2009 was mainly attributed to a decrease in payroll expenses due to a lower number of sales and marketing employees and due to the decrease of $0.3 million in equity-based compensation expenses in 2010 as compared to 2009.

The decrease in sales and marketing between 2009 and 2008 was mainly attributed to (i) a decrease in sales commissions paid due to a lower level of revenues subject to sales commissions for 2009 as compared to 2008, (ii) a decrease in payroll expenses due to a lower number of sales and marketing employees and contractors, partially as a result of our restructuring plans, and (iii) the devaluation of the NIS against the U.S. dollar.

Our sales and marketing expenses as a percentage of our total revenues were 8% for 2010, and 2009 and 7% for 2008. The increase in sales and marketing expenses as a percentage of total revenues for 2009 as compared to 2008 was mainly due to the decrease in absolute dollars of our total revenues in 2009 as compared to 2008.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $14.4 million, $15.2 million and $17.9 million for 2010, 2009 and 2008 respectively. The decrease in general and administrative expenses for 2010 as compared to 2009 was mainly attributed to a decrease in accounting expenses and a decrease in equity-based compensation expenses by $0.7 million. The above referenced decreases were offset to some extent by an increase in other expenses, such as legal expenses in 2010, in comparison to 2009.

The decrease in general and administrative expenses for 2009 as compared to 2008 was mainly attributed to (i) a decrease in equity-based compensation expenses of $0.8 million for 2009 as compared to 2008, (ii) operational savings as a result of the shut-down of some of our sites as part of our restructuring plans, (iii) a decrease in other expenses such as accounting and legal expenses for 2009 as compared to 2008, and (iv) the devaluation of the NIS against the U.S. dollar.

General and administrative expenses as a percentage of our total revenues were 6%, 7% and 6% for 2010, 2009 and 2008, respectively. The decrease in general and administrative expenses as a percentage of total revenues for 2010 as compared to 2009 was due to a decrease of general and administrative expenses in absolute dollars along with an increase in absolute dollars of our total revenues. The increase in general and administrative expenses as a percentage of our total revenues for 2009 as compared to 2008 was due to the decrease in absolute dollars of our total revenues in 2009 as compared to 2008.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets.    During 2010, 2009 and 2008, we recorded an expense item of approximately $10.0 million, $12.3 million and $22.9 million, respectively, relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008. The decrease in 2009 as compared to 2008 was due to the impairment costs of such intangible assets in 2008, which reduced the basic cost of such intangible assets and therefore the future amortization cost of such intangible assets, including in 2009.

Impairment of Goodwill and Other Intangible Assets.    In the fourth quarter of 2008, we performed an impairment test due to indicators that occurred subsequent to our second quarter 2008 annual impairment test. Indicators we considered important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. We determined, based on the valuation conducted during the fourth quarter of 2008, that goodwill, trade name and trademark acquired in the Acquisition, were impaired and that there was partial impairment of our other intangible assets, namely current technology and customer relations. The impairment was prompted primarily by the continued deterioration in market conditions in general and the decrease in our projected income for future periods. As a result, we recorded an expense item in the amount of approximately $181.5 million related to the impairment of goodwill and other intangible assets. $142.4 million of impairment was allocated to goodwill and $39.1 million was allocated to other intangible assets. No impairment loss was recorded in 2010 and 2009.

Restructuring Costs and Other.    In 2010, as part of our plan to improve efficiencies in our European operations, we restructured our Swiss operations. As a part of this restructuring plan, we executed termination agreements with all of the employees of our Swiss subsidiary. We recorded, during 2010, an expense in the amount of $0.5 million, consisting primarily of employee severance costs.

During the third quarter of 2008, we initiated a restructuring plan, subsequent to our initial restructuring plan following the Acquisition, to improve operating efficiency at our various operating sites and to reduce our operating expenses for 2009. The restructuring plan was completed as of June 30, 2009. As a significant majority of the restructuring associated with the additional restructuring plan occurred during the third quarter of 2008, we recognized an expense in the amount of $1.87 million in the third quarter of 2008, mainly for employee contract termination costs. This expense amount is net of $0.54 million of gain resulting from adjustments made to our employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan.

Interest and Other Income, net.    Interest and other income, net, was $1.5 million in 2010, $2.9 million in 2009 and $0.2 million in 2008. The decrease in 2010 as compared to 2009 was mainly due to (i) gains from the realization of available-for-sale securities in the amount of $0.9 million in 2009, in comparison to $0.1 million of gain in 2010, and (ii) the devaluation of the Euro against the U.S. dollar and the devaluation of the U.S. dollar against the Swiss Franc which resulted in expenses associated with exchange rate differences. The increase in 2009 as compared to 2008 was due to the gain from the realization of previously impaired available-for-sale securities in the amount of $0.5 million, as compared to a loss in the amount of approximately $3.0 million in 2008 due to the decline in the fair value of such securities, which was offset to some extent by lower interest income as a result of (i) a decrease in our level of cash, cash equivalents and marketable securities which was attributable to our various share repurchases, and (ii) lower interest rates.

Our total cash, cash equivalents and marketable securities and short terms deposits, including restricted cash were $139.8 million as of December 31, 2010, compared to $123.1 million as of December 31, 2009.

Provision for Income Taxes.    Our income tax benefit was $0.8 million for 2010, as compared to tax benefit of $11.6 million in 2009 and tax expense of $5.8 million in 2008. Two main items that occurred in 2009 that decreased our income tax benefit for 2010, as compared to 2009, were: (i) pursuant to a settlement with the U.S. Internal Revenue Service relating to an audit of our U.S. federal income tax returns for 2003 and 2004, we recorded in 2009 a tax benefit of $3.5 million as a result of the partial reversal of the tax reserves associated with the tax audit, and (ii) we recorded in 2009 a tax benefit of $7.6 million as a result of the reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of applicable statute of limitations. The income tax benefit in 2010 resulted mainly from a tax benefit of $0.6 million resulting from the reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of applicable statutes of limitation.

Three main items that caused an increase in our income tax benefit for 2009, as compared to the incurrence of tax expenses in 2008, were: (i) the $3.5 million of tax benefit we recorded in 2009 relating to the audit of our U.S. federal income tax returns for 2003 and 2004, (ii) the $7.6 million of tax benefit we recorded in 2009 as a result of the reversal of the income tax contingency reserve, and (iii) a deferred tax valuation allowance recorded in 2008 due to the change in our estimate for taxable income in future years.

During 2010, we did not record any significant changes to the net deferred tax assets due to our current estimate of future taxable income.

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

On April 1, 2005, an amendment to the Israeli Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment qualifies for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplified the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25% for 2010 and 24% for 2011). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

For 2006 and 2009, DSP Group Ltd. elected the status of a Beneficiary Enterprise under the amendment to the Israeli Investment Law for its seventh and eight plans, respectively. The seventh and eight plans entitle DSP

Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

In January 2011, the Knesset passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for amendment of the Israeli Investment Law. The amendment became effective as of January 1, 2011 and may increase our average tax rate in future years as discussed below. According to the amendment, the benefit tracks in the Israeli Investment Law were modified and a flat tax rate would apply to our entire preferred income. We will be able to opt to apply the amendment (the waiver is non-recourse), and from then on, we will be subject to amended tax rates as follows:

•	for 2011 and 2012—15% (or in development area A—10%);

•	for 2013 and 2014—12.5% (or in development area A—7%); and

•	for 2015 and thereafter—12% (or in development area A—6%).

We may choose not to apply the above amendment, in which case we will remain subject to the Investment Law as in effect prior to the amendment until the expiration of our current investment programs

In connection with the Acquisition, we received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the Acquisition by our Swiss subsidiary. Pursuant to the tax ruling, our Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the Acquisition by our Swiss subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.    We generated $22.3 million, $26.6 million and $16.4 million of cash and cash equivalents from operating activities during 2010, 2009 and 2008, respectively. The decrease in net cash provided by operating activities for 2010, as compared to net cash provided by operating activities for 2009, was mainly as a result of (i) a decrease in accounts receivable by $3 million during 2010, as compared to a decrease in accounts receivable of $11.4 million during 2009 and, (ii) an increase in inventories by $6.5 million during 2010, as compared to a decrease in inventories of $1.6 million during 2009. The decrease in the amount of cash generated from operating activities for 2010, as compared to 2009, was offset to some extent by (i) a decrease in other accounts receivable and prepaid expenses by $8.0 million during 2010, as compared to a decrease in prepaid expenses of $5.4 million during 2009, mainly due to a higher amount of advances that were returned from tax authorities in 2010 as compared to 2009, and (ii) a decrease in operating loss for 2010, as compared to the same period in 2009.

Investing Activities.    We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2010, we purchased $95.5 million of investments in marketable securities, and deposits, as compared to $86.1 million during 2009 and $48.1 million during 2008. During the same periods, $73.0 million, $55.5 million and 89.4 million, respectively, of investments in marketable securities and deposits matured, were called by the issuer or were sold.

As of December 31, 2010, the amortized cost of our marketable securities and deposits was $105.8 million and their stated market value was $105.7 million, representing an unrealized loss of $0.1 million, which was mainly caused by overall market conditions and interest rate changes.

Our capital equipment purchases for 2010, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $3.5 million, as compared to $4.5 million for 2009 and $8.2 million for 2008.

During 2009, we made an investment of $2.2 million in an Israeli private company in return for approximately 30% of the equity of the company, on a fully diluted basis. We also have the option to acquire the remaining equity of the Israeli private company within a 24-month period ending in November 2011 for an additional $8.7 million.

Financing Activities.    During 2010, we repurchased approximately 111,000 shares of our common stock at an average purchase price of $7.74 per share for an aggregate amount of approximately $0.9 million. In addition, we received $0.3 million upon the exercise of employee stock options. We cannot predict cash flows from stock option exercises for future periods.

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

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2 million shares. At December 31, 2010, 1,888,743 shares of our common stock remained available for repurchase under our board authorized share repurchase program.

As of December 31, 2010, we had cash and cash equivalents totaling approximately $33.9 million and marketable securities and time deposits of approximately $105.8 million.

Our working capital at December 31, 2010 was approximately $72.1 million, as compared to $68.0 million as of December 31, 2009. The increase in working capital was mainly due to an increase in inventories and in short term marketable securities and deposits as of December 31, 2010. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2010 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments(1)	$9,900	$4,239	$5,642	$19	—
Net Pension Liability(2)	1,275	65	472	167	$571
Total Contractual Obligations	$11,175	$4,304	$6,114	$186	$571

(1)	Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 14 to Notes to Consolidated Financial Statements.
(2)	Includes estimates of gross contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the plan obligations. We do not have any long-term debt.

At December 31, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $2.4 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. corporations, and state and political subdivisions of the U.S. government. We intend, and have the ability, to hold investments in marketable securities with a decline in fair value until an anticipated recovery of any temporary declines in their market value. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. However, we can provide no assurances that we will recover present declines in the market value of our investments.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material affect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk.    A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2010, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by ASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to the Condensed Consolidated Financial Statement for the year ended December 31, 2010. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 16, 2011

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,912	$37,986
Restricted deposits	121	120
Marketable securities and short-term deposits (Note 3)	29,903	19,567
Trade receivables, net	25,170	28,352
Deferred income taxes	121	178
Other accounts receivable and prepaid expenses (Note 4)	6,302	12,162
Inventories (Note 5)	18,803	12,427

Total current assets	114,332	110,792

PROPERTY AND EQUIPMENT, NET (Note 6)	7,786	10,090

LONG-TERM ASSETS:
Long-term marketable securities and deposits (Note 3)	75,825	65,392
Long-term prepaid expenses and lease deposits	642	1,286
Deferred income taxes	—	15
Severance pay fund	11,336	9,521
Intangible assets, net (Note 7)	10,434	20,473
Investment in other companies	2,200	2,200

	100,437	98,887

Total assets	$222,555	$219,769

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$19,206	$18,309
Accrued compensation and benefits	11,728	9,900
Income tax accruals and payables	3,778	2,939
Accrued expenses and other accounts payable	7,547	11,631

Total current liabilities	42,259	42,779

LONG-TERM LIABILITIES:
Accrued severance pay	12,419	10,572
Accrued pensions (Note 9)	774	929

Total long-term liabilities	13,193	11,501

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY (Note 11):
Capital stock:
Preferred stock, $ 0.001 par value—Authorized shares: 5,000,000 shares at December 31, 2010 and 2009; Issued and outstanding shares: none at December 31, 2010 and 2009	—	—
Common stock, $ 0.001 par value—Authorized shares: 50,000,000 shares at December 31, 2010 and 2009; Issued and outstanding shares: 23,252,547 and 22,901,051 shares at December 31, 2010 and 2009, respectively	23	23
Additional paid-in capital	335,132	325,579
Treasury stock	(119,280)	(123,350)
Accumulated other comprehensive income	355	2,174
Accumulated deficit	(49,127)	(38,937)

Total stockholders’ equity	167,103	165,489

Total liabilities and stockholders’ equity	$222,555	219,769

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2010	2009	2008
Revenues	$225,482	$212,186	$305,800
Costs of revenues (includes $0, $8,013 and $78,118 with related party for the years ended December 31, 2010, 2009 and 2008, respectively)(1)	137,571	133,590	191,811

Gross profit	87,911	78,596	113,989

Operating expenses:
Research and development(2)	55,588	56,148	73,856
Sales and marketing(3)	17,199	17,889	22,712
General and administrative(4)	14,362	15,228	17,871
Amortization of intangible assets	9,975	12,258	22,853
Impairment of goodwill and other intangible assets	—	—	181,534
Restructuring cost and other	463	—	1,870

Total operating expenses	97,587	101,523	320,696

Operating loss	(9,676)	(22,927)	(206,707)
Financial income, net	1,468	2,857	160

Loss before taxes on income	(8,208)	(20,070)	(206,547)
Taxes on income (income tax benefit)(5)	(783)	(11,634)	5,847

Net loss	$(7,425)	$(8,436)	$(212,394)

Net loss per share:
Basic and Diluted	$(0.32)	$(0.36)	$(7.48)

Weighted average number of shares used in per share computations of net loss:
Basic and Diluted	23,229	23,655	28,387

(1)	Includes equity-based compensation expense in the amount of $704, $778 and $919 for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Includes equity-based compensation expense in the amount of $4,712, $5,253 and $7,247 for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Includes equity-based compensation expense in the amount of $1,493, $1,773 and $1,696 for the years ended December 31, 2010, 2009 and 2008, respectively.
(4)	Includes equity-based compensation expense in the amount of $2,644, $3,296 and $4,076 for the years ended December 31, 2010, 2009 and 2008, respectively.
(5)	Includes tax expenses resulting from equity-based compensation expense in the amount of $0, $0 and $1,070 for the years ended December 31, 2010, 2009 and 2008, respectively. The tax expense in 2008 is comprised of a tax benefit of $459, offset by an increase in deferred tax valuation allowance of $1,529.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total comprehensive loss	Total stockholders’ equity
Balance at January 1, 2008	31,230	$31	$300,541	$(63,803)	$1,025	$187,063		$424,857
Issuance of treasury stock upon purchase of ESPP shares by employees	290	*)—	—	4,901	—	(2,811)		2,090
Issuance of treasury stock upon exercise of stock options and SARs by employees	9	*)—	—	145	—	(44)		101
Purchase of treasury stock	(4,798)	(4)	—	(48,987)	—	—		(48,991)
Equity-based compensation expenses	—	—	13,938	—	—	—		13,938
Total comprehensive loss:
Net loss	—	—	—	—	—	(212,394)	$(212,394)	(212,394)
Change in unrealized loss from hedging activities, net	—	—	—	—	(508)	—	(508)	(508)
Change in unrealized loss from marketable securities	—	—	—	—	69	—	69	69
Change in unrealized loss from pension	—	—	—	—	236	—	236	236
Change in foreign currency translation adjustments, net	—	—	—	—	(771)	—	(771)	(771)

Total comprehensive loss							$(213,368)

Balance at December 31, 2008	26,731	27	314,479	(107,744)	51	(28,186)		178,627
Issuance of treasury stock upon purchase of ESPP shares by employees	357	*)—	—	4,418	—	(2,315)		2,103
Purchase of treasury stock	(4,187)	(4)	—	(20,024)	—	—		(20,028)
Equity-based compensation expenses	—	—	11,100	—	—	—		11,100
Total comprehensive loss:
Net loss	—	—	—	—		(8,436)	$(8,436)	(8,436)
Change in unrealized gain from hedging activities, net	—	—	—	—	253	—	253	253
Change in unrealized gain from marketable securities	—	—	—	—	1,344	—	1,344	1,344
Change in unrealized gain from pension	—	—	—	—	464	—	464	464
Change in foreign currency translation adjustments, net	—	—	—	—	62	—	62	62

Total comprehensive loss							$(6,313)

Balance at December 31, 2009	22,901	$23	$325,579	$(123,350)	$2,174	$(38,937)		$165,489

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Total comprehensive loss	Total stockholders’ equity
Balance at December 31, 2009	22,901	$23	$325,579	$(123,350)	$2,174	$(38,937)		$165,489
Issuance of treasury stock upon purchase of ESPP shares by employees	388	*)—	—	4,138	—	(2,293)		1,845
Issuance of treasury stock upon exercise of stock options and SARs by employees	75	*)—	—	794	—	(472)		322
Purchase of treasury stock	(111)	*)—	—	(862)	—	—		(862)
Equity-based compensation expenses	—	—	9,553	—	—	—		9,553
Total comprehensive loss:
Net loss	—	—	—	—	—	(7,425)	(7,425)	(7,425)
Change in unrealized gain from hedging activities, net	—	—	—	—	247	—	247	247
Change in unrealized gain from marketable securities	—	—	—	—	(1,255)	—	(1,255)	(1,255)
Change in unrealized gain from pension	—	—	—	—	(538)	—	(538)	(538)
Change in foreign currency translation adjustments, net	—	—	—	—	(273)	—	(273)	(273)

Total comprehensive loss							$(9,244)

Balance at December 31, 2010	23,253	$23	$335,132	$(119,280)	$355	$(49,127)		$167,103

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(7,425)	$(8,436)	$(212,394)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	5,732	7,216	7,335
Equity-based compensation expenses related to employees’ stock options and SARs	9,553	11,100	13,938
Decrease in deferred income taxes assets, net	65	308	8,248
Capital loss (gain) from sale and disposal of property and equipment	(40)	38	552
Loss (gain) from sale of marketable securities and other-than-temporary impairment on marketable securities	(67)	(933)	3,065
Amortization and impairment of other intangible assets and impairment of goodwill	9,975	12,258	204,815
Accrued interest and amortization of premium on marketable securities and short-term deposits	531	496	1,298
Profit from realization of foreign currency translation adjustment	—	—	(341)
Decrease in trade receivables, net	3,010	11,388	12,556
Decrease (increase) in other accounts receivable and prepaid expenses	8,019	5,432	(7,357)
Decrease (increase) in inventories	(6,505)	1,642	2,110
Decrease (increase) in long-term prepaid expenses and lease deposits	(39)	46	(637)
Increase (decrease) in trade payables	903	7,130	(7,107)
Increase (decrease) in accrued compensation and benefits	3,044	533	(5,574)
Increase (decrease) in income tax accruals and payables	(390)	(12,941)	1,752
Decrease in accrued expenses and other accounts payable	(4,085)	(1,068)	(568)
Increase in accrued severance pay, net	32	328	302
Increase (decrease) in accrued pensions	20	(282)	177
Decrease in related party receivable/payable	—	(7,658)	(5,800)

Net cash provided by operating activities	22,333	26,597	16,370

Cash flows from investing activities:
Purchase of marketable securities and deposits	(95,510)	(86,144)	(48,081)
Proceeds from maturity and sale of marketable securities and deposits	73,032	55,461	89,438
Proceeds from sale of property and equipment	48	—	—
Purchase of property and equipment	(3,463)	(4,527)	(8,185)
Investment in other company	—	(2,200)	—
Payment for acquisition of the cordless and VoIP Terminals business of NXP B.V.	—	—	(843)

Net cash provided by (used in) investing activities	(25,893)	(37,410)	32,329

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options and SARs	322	—	101
Purchase of treasury stock	(862)	(20,028)	(48,991)

Net cash used in financing activities	(540)	(20,028)	(48,890)

Decrease in cash and cash equivalents	(4,100)	(30,841)	(191)
Cash and cash equivalents at the beginning of the year	37,986	68,886	69,586
Cash (erosion) due to exchange rate differences	26	(59)	(509)

Cash and cash equivalents at the end of the year	$33,912	$37,986	$68,886

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$424	$2,457	$3,193

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

All of the Company’s integrated circuit products are manufactured and tested by independent foundries and test houses. While these foundries and test houses have been able to adequately meet the demands of the Company’s business, the Company is and will continue to be dependent upon these foundries and test houses to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry and test capacity to meet the Company’s needs in a timely manner. For the manufacturing services with NXP B.V., see also Note 13. Revenues could be materially and adversely affected should any of these foundries and test houses fail to meet the Company’s request for product manufacturing due to a shortage of production capacity, process difficulties, low yield rates or financial instability. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s financial condition and results of operations.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 31%, 29% and 21% of the Company’s total revenues for 2010, 2009 and 2008, respectively. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 25%, 22% and 25% of the Company’s total revenues for 2010, 2009 and 2008, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16%, 13% and 13% of the Company’s total revenues for 2010, 2009 and 2008, respectively. Additionally, sales to Uniden America Corporation (“Uniden”) through Tomen Electronics or directly to Uniden represented 9%, 12% and 13% of the Company’s total revenues for the 2010, 2009 and 2008, respectively. Sales to CCT Telecom Holdings Ltd. represented 10%, 8% and 9% of the Company’s total revenues for 2010, 2009 and 2008, respectively.

During the second half of 2008, the Company faced an adverse change in the business environment in which it operated, due to a significant downturn in the semiconductors industry that led to a significant decrease in demand for the Company’s products. The Company realized that its future corporate sales would be adversely impacted by the market downturn.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

As a result, the Company concluded that impairment indicators existed as of December 31, 2008. The Company recorded in 2008 an impairment of intangible assets and goodwill as follows:

1.	Goodwill—approximately $142,450

2.	Intangible assets—approximately $39,084 (see Note 7)

Acquisition (the “Acquisition”) of the Cordless and VoIP Terminals Business (the “CIPT Business”) of NXP B.V. (“NXP”)

On September 4, 2007, the Company acquired certain assets and assumed certain liabilities of the CIPT Business, then a part of the Mobile and Personal Business Unit of NXP.

The CIPT Business targets applications for the cordless and VoIP residential telephony market, mainly European (1.9GHz) telephony (DECT). In connection with the Acquisition, the Company paid NXP $201,123 in cash and issued 4,186,603 shares of the Company’s Common stock to NXP with an aggregate value of $70,377). With the Acquisition, the Company sought to elevate the cordless and VoIP terminals business, leverage NXP’s customer relations in Europe and introduce to the market products containing new features and applications. In connection with the Acquisition, the Company entered into a manufacturing agreement, which was subsequently amended, with NXP for the production of the products constituting the CIPT Business (See Note 13).

The Acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of the Acquisition.

The acquired intangible assets were valuated as of September 4, 2007 as follows:

Goodwill	140,762
In-process research and development	10,350
Current technology	77,080
Customer relations	23,321
Trade name and trademark	590
Backlog	4,449

Total intangible assets acquired	256,552

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates:

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

b.	Financial statements in U.S. dollars:

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

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) No. 830-30, “Translation of Financial Statements”. All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

As a result of the Acquisition, the financial statements of the Company’s subsidiaries whose functional currency is not the dollar, specifically DSP Group Technologies GmbH and DSP Group France SAS (which was liquidated as of July 2008) have been translated into dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the consolidated statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity.

Accumulated other comprehensive income related to foreign currency translation adjustments, net, amounted to $61 and $335 as of December 31, 2010 and 2009, respectively. In 2008, an amount of $341 was transferred from accumulated other comprehensive income to the consolidated statement of operations as a result of the liquidation of DSP Group France SAS as of July 2008.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

d.	Cash and cash equivalents:

The Company and its subsidiaries consider all highly liquid investments, which are readily convertible to cash with a maturity of three months or less on the date of acquisition, to be cash equivalents.

e.	Restricted cash:

Restricted cash is invested in a deposit, which is used as a security for one of the Company lease agreements.

f.	Short-term deposits:

Bank deposits with original maturities of more than three months and less than one year are presented at cost, including accrued interest.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

g.	Marketable securities:

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

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an other-than-temporary impairment is taken to the Consolidated Statement of Operations, unless the Company intends, or more likely than not will be forced, to sell the security. For the year ended December 31, 2008, the Company recorded an other-than-temporary impairment loss in the amount of $2,961 as financial expenses. During 2009, the Company recorded $531 of gains from the realization of that previously impaired available-for-sale security. During the years ended December 31, 2010 and 2009, the Company did not record an other-than-temporary impairment loss (See note 3).

h.	Fair value of financial instruments:

Cash and cash equivalents, short-term deposits, trade receivables, trade payables and accrued liabilities approximate fair value due to short term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 for more information.

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

i.	Inventories:

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

Cost is determined as follows:

Work in progress—on the basis of raw materials and manufacturing costs on a standard cost basis.

Finished products—on the basis of raw materials and manufacturing costs on a standard cost basis.

j.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers and equipment	20 - 33
Office furniture and equipment	7 - 10
Motor vehicles	15
Leasehold improvements	Over the shorter of the related lease period or the life of the asset

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

During the years ended December 31, 2010, 2009 and 2008, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software”. FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2010 and 2009, the Company capitalized $1,087 and $1,433, respectively, of internal use software cost. Such costs are amortized by the straight-line method over their estimated useful life of three years.

k.	Investments in other companies:

The Company’s investment in a private company, in which the Company holds approximately 30% of the equity of the company, on a fully diluted basis, is presented at cost based on FASB ASC No. 323, “Investments—Equity Method and Joint Ventures”. The investment is reviewed periodically to determine if its value has been impaired and adjustments are recorded as necessary. During the years ended December 31, 2010 and 2009 no impairment losses were identified.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

l.	Goodwill and other intangible assets:

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

During 2010 and 2009, no impairment losses were identified. During 2008, impairment losses in the amount of $181,534 were recognized ($142,450 relating to goodwill impairment and $39,084 relating to impairment of other intangible assets) (See Notes 1 and 7). Following the impairment, the goodwill was written-down to zero.

m.	Severance pay:

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

Severance expenses for the years ended December 31, 2010, 2009 and 2008, were approximately $ 1,851, $1,969 and $2,600, respectively.

n.	Employee benefit plan:

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2010 was $16.5 ($22.0 if the employee reached the age of 50 by December 31, 2010). The Company currently offers an employer matching program. This matching contribution currently is 50% of the employee’s contribution up to a maximum of 3% of the employee’s compensation per year. This matching contribution vests 25% per year over the first four years of the employee’s service to the Company. Employer contribution to the plan for the years 2010, 2009 and 2008 was $60, $80 and $45, respectively.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

o.	Revenue recognition:

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

Product revenues on shipment to distributors are deferred until the distributors resell the Company’s products to the end-customers (“sell through”) and recognized based upon receipt of reports from the distributors, provided all other revenue recognition criteria are met.

The Company does not grant any rights of return.

p.	Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2010, 2009 and 2008.

q.	Research and development costs:

Research and development costs are charged to the consolidated statement of operations as incurred.

r.	Equity-based compensation:

At December 31, 2010, the Company had five stock-based employee compensation plans, which are described more fully in Note 11.

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” (“FASB ASC No. 718”). FASB ASC No. 718 requires companies to estimate the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

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

s.	Net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net earnings per share further include the dilutive effect of stock options and stock appreciation rights (SARs) outstanding during the year, all in accordance with FASB ASC No. 260, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding stock options and SARs excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 8,751,751, 7,790,926 and 8,656,161 for the years ended December 31, 2010, 2009 and 2008, respectively.

t.	Income taxes:

The Company and its subsidiaries account for income taxes in accordance with FASB ASC No. 740, “Income Taxes”. This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

u.	Concentrations of credit risk:

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government agency securities. As of December 31, 2010, the amortized cost of the Company’s marketable securities was $92,933, and their stated market value was $92,868, representing an unrealized loss of $65.

A significant portion of the products of the Company and its subsidiaries is sold to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2010, no allowance for doubtful accounts was provided. As of December 31, 2009, allowance for doubtful accounts amounted to $117.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

v.	Derivative instruments:

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

The fair value of the outstanding derivative instruments at December 31, 2010 and 2009 is summarized below:

		Fair value of derivative instruments
		As of December 31
	Balance sheet location	2010	2009
Derivative assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses(*)	$473	$227

Total		$473	$227

*)	Estimated to be reclassified into earnings in the following year.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2010 and 2009 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	Year ended December 31,
	2010	2009
Foreign exchange forward contracts and put options	$771	$(343)

	Gains (Losses) on Derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2010	2009
Foreign exchange forward contracts and put options	Operating expenses	$525	$(597)

As of December 31, 2010 and 2009, the Company had outstanding forward contracts in the amount of $7,550 and $6,050, respectively, and outstanding option contracts in the amount of $0 and $4,050, respectively.

w.	Comprehensive income:

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

x.	Treasury stock:

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

y.	New accounting pronouncements:

In January 2010, the FASB issued Accounting Standards Update “ASU” No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) beginning in the first

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

quarter of 2011. The adoption of the effective portions of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company does not anticipate that the adoption of the remaining portions of this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3:-    MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2010 and 2009:

	Amortized cost		Unrealized gains (losses), net		Fair value
	2010	2009	2010	2009	2010	2009
Short and long-term deposit	$12,860	$25,258	$—	$—	$12,860	$25,258
U.S. treasury and government agency securities	41,438	14,703	(552)	(88)	40,886	14,615
Corporate obligations	51,495	43,808	487	1,278	51,982	45,086

	$105,793	$83,769	$(65)	$1,190	$105,728	$84,959

The amortized cost of marketable debt securities and time deposits at December 31, 2010, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized cost	Unrealized gains (losses)
		Gains	Losses	Fair value
Due in one year or less	$29,792	$113	$(2)	$29,903
Due after one year to ten years	76,001	408	(584)	75,825

	$105,793	$521	$(586)	$105,728

The amortized cost of marketable debt securities and time deposits at December 31, 2009, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized cost	Unrealized gains (losses)
		Gains	Losses	Fair value
Due in one year or less	$19,473	$94	$—	$19,567
Due after one year to ten years	64,296	1,250	(154)	65,392

	$83,769	$1,344	$(154)	$84,959

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Of the unrealized losses outstanding as of December 31, 2010 and 2009, no losses were outstanding for more than 12 months.

As of December 31, 2010, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The unrealized losses related to U.S. treasury and government agency securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Proceeds from maturity and sales of available-for-sale securities during 2010 were $73,032. Gross realized gains and losses from the sale of available-for-sale securities during 2010 were $924 and $856, respectively. The Company determines realized gains or losses on the sale of marketable securities on a specific identification method.

NOTE 4:-    OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2010	2009
Tax receivables	$548	$6,403
Prepaid expenses	1,994	1,933
Deposits	3,085	3,074
Others	675	752

	$6,302	$12,162

NOTE 5:- INVENTORIES

Inventories are composed of the following:

	December 31,
	2010	2009
Work-in-progress	$5,148	$2,654
Finished products*)	13,655	9,773

	$18,803	$12,427

*)	The finished products inventory includes $803 and $613 of inventory held in consignment by other parties, at December 31, 2010 and 2009, respectively.

Inventory write-downs amounted to $615, $626 and $2,046 for the years ended December 31, 2010, 2009 and 2008, respectively.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 6:-    PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2010	2009
Cost:
Computers and equipment	$47,303	$47,337
Office furniture and equipment	1,583	1,573
Motor vehicles	77	171
Leasehold improvements	4,326	4,406

	53,289	53,487
Less—accumulated depreciation	45,503	43,397

Depreciated cost	$7,786	$10,090

During 2010, the Company recorded a disposal of equipment in the amount of $3,209, which ceased to be used. As such equipments were fully depreciated at the time of the disposal, no capital gains or losses were recorded in the consolidated statements of operations.

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $5,732, $7,216 and $7,335 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, assets within the computers and equipments category amounted to $2,665 and $5,608, respectively, which were accounted for as capital leases. Such assets included an amount of $ 2,221 and $3,982 at December 31, 2010 and 2009, respectively, for accumulated depreciation and amortization.

For more information about leased equipment, see Note 14.

NOTE 7:-    INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Useful life (years)	December 31,
		2010	2009
Cost:
Current technology	4.2 - 5.3	$77,080	$77,080
Customer relations	7.3	23,477	23,541

		100,557	100,621

Accumulated amortization:
Current technology		39,229	31,156
Customer relations		12,007	10,105

		51,236	41,261

Impairment:
Current technology		28,817	28,817
Customer relations		10,070	10,070

		38,887	38,887

Amortized cost		$10,434	$20,473

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

a.	Amortization expenses amounted to $9,975, $12,258 and $23,281 for the years ended December 31, 2010, 2009 and 2008, respectively.
b.	In 2008, as a result of circumstances which indicated that the carrying amount of certain intangible assets would not be recoverable, the Company reassessed the fair value of its intangible assets, which resulted in impairment charges of approximately $39,084.
c.	Estimated amortization expenses for the years ending:

Year ending December 31,
2011	7,935
2012	2,146
2013	219
2014	134

$10,434

NOTE 8:-    FAIR VALUE MEASUREMENTS

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010.

Description	Balance as of December 31, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Time deposits	$5,601		$5,601
Money market mutual funds	$5,231	$5,231

Short-term marketable securities and time deposits:
Corporate debt securities	$17,043		$17,043
Time deposits	$12,860		$12,860

Long-term marketable securities:
U.S. government securities	$40,886		$40,886
Corporate debt securities	$34,939		$34,939
Derivative assets	$473		$473

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009.

	Balance as of December 31, 2009	Fair Value Measurements
Description		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Time deposits	$14,691	$—	$14,691	$—
Money market mutual funds	$2,100	$2,100	$—	$—

Short-term marketable securities and time deposits:
Corporate debt securities	$4,360	$—	$4,360	$—
Time deposits	$15,208	$—	$15,208	$—

Long-term marketable securities:
U.S. government securities	$14,615	$—	$14,615	$—
Corporate debt securities	$40,727	$—	$40,727	$—
Time deposits	$10,050	$—	$10,050	$—
Derivative assets	$227	$—	$227	$—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2010 and 2009 due to the short-term maturity of these instruments.

NOTE 9:-    PENSION LIABILITIES

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

For year end accounting purposes, liabilities associated with the Swiss pension fund and the German plans have been recalculated based on updated employee numbers and asset values at December 31, 2010. These plans together represent approximately 100% of the PBO of the entire group. The value for the pension liability in India has been projected from results of the valuation on the date of Acquisition and updated for change in discount rate and was immaterial as of December 31, 2010.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The pension obligations in Germany were partially outsourced in 2010. The outsourced obligations are financed by regular premiums to an employee’s fund. The outsourced obligations are treated as a defined contribution plan. The remaining not outsourced obligations, that are not funded have to be fulfilled directly by the company and are treated as a defined benefit plan.

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2010 and 2009, and the statement of funded status as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Accumulated benefit obligation	$5,452	$2,822

Change in benefit obligation
Benefit obligation at beginning of year	$4,242	$5,522
Service cost	326	413
Interest cost	150	186
Employee contributions	90	124
Plan curtailments	—	(85)
Plan settlements	—	(836)
Benefits paid from the plan	226	(1,020)
Expenses paid	(6)	(7)
Premiums paid	(35)	(15)
Actuarial loss	614	20
Exchange rates and others	263	(60)

Benefit obligation at end of year	$5,870	$4,242

Change in plan assets
Fair value of plan assets at beginning of year	$3,313	$3,847
Actual return on plan assets	294	812
Employer contributions to plan	240	347
Employee contributions	90	124
Plan settlements	—	(835)
Expenses paid	(6)	(7)
Benefits paid from the plan	226	(1,020)
Premiums paid	(35)	(15)
Exchange rates	326	60

Fair value of plan assets at end of year	$4,448	$3,313

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2010, 2009 and 2008 are as follows:

	December 31,
	2010	2009	2008
Weighted-average assumptions
Discount rate	2.75%	3.99%	3.99%
Expected return on plan assets	3.5%	4.20%	4.40%
Rate of compensation increase	2.89%	3.04%	3.08%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Components of net periodic benefit cost
Service cost	$326	$413	$1,023
Interest cost	150	186	521
Expected return on plan assets	(116)	(155)	(600)
Amortization of net loss (gain)	(102)	9	6
Settlement gain recognized	—	(278)	(401)

Net periodic benefit cost	$258	$175	$549

	December 31,
	2010	2009
Net amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009 consist of:
Current liabilities	$648	$—
Noncurrent liabilities	$774	$929

Net amounts recognized in the consolidated balance sheets	$1,422	$929

Net amounts recognized in accumulated other comprehensive income as of December 31, 2010 and 2009 consist of:
Net actuarial loss	$(1,253)	$(588)
Other	$1,138	$1,011

Net amounts recognized in accumulated other comprehensive income	$(115)	$423

As a result of the closure of the Swiss facilities in 2011 and the termination of employment of all of the Swiss entity employees, the Company expects to make contributions of $13 to the Swiss pension fund during 2011.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is as follows:

2011
Net actuarial loss and other	$38

Of the above amount, $36 is derived from the closure of the Swiss facilities and the settlement with respect to Swiss employee termination costs expected in 2011.

Benefit payments are expected to be paid as follows (not including the settlement with respect to Swiss employee termination costs expected in 2011):

Year ending December 31,
2011	$65
2012	$70
2013	$402
2014	$83
2015	$84
2016-2020	$571

The plan asset allocations at December 31 of the relevant years are as follows:

	December 31,
	2010	2009
Bonds	44.0%	44.8%
Real estate	12.5%	12.6%
Cash	2.5%	12.0%
Shares	32.4%	19.0%
Other	8.6%	11.6%

	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2010 by asset category, classified by the three levels of inputs described in Note 2, are as follows:

	Fair Value Measurements at December 31, 2010 Using:
	Total Fair Value at December 31, 2010	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$111	$111	—	—
Equity securities	1,442	1,442	—	—
Real estate	556	556	—	—
Corporate bonds	1,957	1,957	—	—
Others	382	—	382

Total assets measured at fair value	$4,448	$4,066	$382	$—

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Valuation Techniques:    For Level 1 inputs, the Company utilizes quoted market prices as these instruments have active markets. For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Regarding the policy for amortizing actuarial gains or losses for pension and post-employment plans, the Company has chosen the “corridor” option. This option consists of recognizing in the consolidated statements of operations, the part of unrecognized actuarial gains or losses exceeding 10% of the greater of the PBO or the market value of the plan assets. If amortization is required, the minimum amortization amount is that excess divided by the average remaining service period of the active employees expected to receive benefits under the plan.

For the year ended December 31, 2010, actuarial losses of $694 were recognized in other comprehensive income.

For the year ended December 31, 2009, actuarial gains of $3 were recognized in other comprehensive income.

NOTE 10:-    FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2010	2009	2008
Foreign exchange gains	$—	$415	$160
Interest income, net of amortization of premium on marketable securities	2,183	2,190	4,140
Realized gains on marketable securities	924	933	—
Other	8	—	1

Financial income	3,115	3,538	4,301

Realized losses on marketable securities	856	—	104
Write down of marketable securities	—	—	2,961
Foreign exchange losses	517	346	831
Interest expenses	103	118	93
Other	171	217	152

Financial expense	1,647	681	4,141

Financial income, net	$1,468	$2,857	$160

NOTE 11:-    STOCKHOLDERS’ EQUITY

a.	Preferred Stock:

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

b.	Common Stock:

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

c.	Dividend Policy:

At December 31, 2010, the Company had an accumulated deficit of $49,127. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.	Share Repurchase Program:

In March 1999, the Company’s Board of Directors authorized the repurchase of up to 4.0 million shares of its common stock. In July 2003, October 2004, January 2007 and January 2008, the Company’s board authorized an additional 2.5 million shares, 2.5 million shares, 3.0 million shares and 2.9 million shares of common stock, respectively, for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million shares. Also in January 2008, the Company’s Board of Directors approved the Company’s entry into a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, for up to 5 million shares of the 5.1 million shares of the Company’s common stock authorized for repurchase. The plan, which became effective on February 7, 2008, expired on October 31, 2008. In October 2010, the Company’s Board of Directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of authorized shares available for repurchase under its share repurchase program to two million shares.

In 2010 and 2008, the Company repurchased approximately 111,000 and 4,798,000 shares, respectively, of common stock at an average purchase price of $ 7.74 and $10.21 per share, respectively, for an aggregate purchase price of $862 and $48,991, respectively. No shares were repurchased under the Company’s board-authorized share repurchase program during 2009. As of December 31, 2010, 1,888,743 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program

In 2010, 2009 and 2008, the Company issued 463,000, 357,000 and 299,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

Outside of the share repurchase program, during the first quarter of 2009, in accordance with a Stock Repurchase Agreement executed by the Company and NXP on January 27, 2009, the Company repurchased 4,186,603 shares of its common stock that were issued to NXP in connection with the Acquisition at the purchase price of $4.78 per share for approximately $20,028.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

e.	Stock Purchase Plan and Equity Incentive Plans:

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

During 2010, 2009 and 2008, the Company granted to employees and executive officers of the Company and its subsidiaries primarily share appreciation rights (“SARs”), capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

A summary of the various plans is as follows:

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside non-employee directors to purchase up to 1,680,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (the “First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months.

Options granted under the Directors Plan generally have a term of 10 years. One-third of the shares are exercisable after the first year and thereafter one-third at the end of each twelve-month period.

As of December 31, 2010, 244,482 shares of common stock remained available for grant under the Directors Plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2010, 315,577 shares of common stock remained available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expires in 2011. 1,526,314 shares of common stock are currently reserved for issuance under the 2001 Plan. As of December 31, 2010, 319,975 shares of common stock remained available for grant under the 2001 Plan.

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

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months from the date of grant of the equity awards, or the vesting of the equity awards based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 7,777,117 shares of common stock were reserved for issuance as of December 31, 2010 under the plan. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to 3% of the number of shares of common stock outstanding as of such date, or a lower number of shares determined by the Company’s Board of Directors. As of December 31, 2010, 1,073,325 shares of common stock remained available for grant under the 2003 Plan.

Equity awards under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Board of Directors. Equity awards under the 2003 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 2,300,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 388,000, 357,000 and 290,000 shares of common stock issued at a weighted average purchase price of $4.75, $5.90 and $7.19 per share under the ESPP in 2010, 2009 and 2008, respectively.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Stock Reserved for Future Issuance

The following table summarizes the number of outstanding shares of common stock available for future issuance at December 31, 2010 (after giving effect to the above increases in the equity incentive plans):

ESPP	458
Equity awards	1,953
Undesignated preferred stock	5,000

7,411

The following is a summary of activities relating to the Company’s stock options and SARs granted among the Company’s various plans:

	Year ended December 31,
	2010		2009		2008
	Amount of options/SARs	Weighted average exercise price	Amount of options/SARs	Weighted average exercise price	Amount of options/SARs	Weighted average exercise price
	in thousands		in thousands		in thousands
Options outstanding at beginning of year	10,433	$15.20	8,359	$18.54	6,507	$22.65
Changes during the year:
Granted(1)	2,675	$7.21	2,981	$6.11	3,179	$10.01
Exercised	(163)	$6.07	—	$—	(9)	$11.48
Forfeited and cancelled	(1,640)	$18.62	(907)	$16.16	(1,318)	$18.31

Options/SARs outstanding at end of year(2)	11,305	$12.94	10,433	$15.20	8,359	$18.54

Options/SARs exercisable at end of year(3)	6,492	$16.90	5,433	$20.68	4,091	$22.89

(1)	SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 8,077,587 shares of the Company’s common stock as of December 31, 2010.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 4,610,715 shares of the Company’s common stock as of December 31, 2010.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The stock options and SARs outstanding as of December 31, 2010, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years)	Aggregate intrinsic value(*)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Aggregate intrinsic value(*)	Weighted average exercise price
$	thousands				thousands		$
5.63—7.23	2,659	5.13	$5,641	6.02	1,142	4.62	$2,418	6.02
7.25—10.23	4,730	5.17	2,083	8.60	1,609	4.07	44	9.99
10.28—14.82	239	5.92	—	12.52	164	5.87	—	12.57
15.02—19.97	447	2.68	—	17.54	392	2.54	—	17.59
20.06—28.72	3,230	2.41	—	24.39	3,185	2.40	—	24.43

	11,305	4.29	$7,724	12.94	6,492	3.30	$2,462	16.90

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of December 31, 2010 ($8.14 per share).

As of December 31, 2010, the outstanding number of SARs was 8,213,173 and based on the share price of the Company’s common stock as of December 31, 2010 ($8.14 per share), the number of SARs in-the-money were 4,269,272.

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2010, 2009 and 2008 was $3.19, $2.47 and $3.63 per stock option and SAR , respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2010	2009	2008
Volatility	64.47%	61.92%	52.16%
Risk-free interest rate	2.25%	2.00%	3.32%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate*)	2.92%	3.50%	3.80%
Post-vest cancellation rate**)	2.23%	2.15%	1.69%
Suboptimal exercise factor***)	1.63	1.64	1.66
Expected life	4.07 years	4.07 years	4.37 years

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.
**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.
***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The fair value for rights to purchase shares of common stock under the Company’s Employee Share Purchase Plan (ESPP) was estimated on each Enrollment date using the same assumptions set forth above for the years ended 2010, 2009 and 2008 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility, was assumed to be in a range of 50.25%-78.61% in 2010, 58.16%-86.68% in 2009 and 40.02%-63.92% in 2008.

The Company’s aggregate compensation expenses for the years ended December 31, 2010, 2009 and 2008 totaled $9,553, $11,100 and $13,938, respectively. The total tax expenses recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, was $0, $0 and $1,070, respectively, for the Company’s equity-based compensation arrangements. The tax expenses in 2008 included a tax benefit of $459, offset by a deferred tax valuation allowance of $1,529.

A summary of the status of the Company’s non-vested stock options and SARs as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

Non-vested shares	Shares	Weighted average grant date fair value
	(In thousands)
Non-vested at January 1, 2010	5,000	3.45
Granted	2,675	3.19
Vested	(2,438)	3.80
Forfeited	(424)	3.34

Non-vested at December 31, 2010	4,813	3.14

As of December 31, 2010, equity-based compensation arrangements to purchase maximum of 7,431 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As of December 31, 2010, there was a total unrecognized compensation expense of $5,928 related to non-vested equity-based compensation arrangements granted under the Company’s various plans. That expense is expected to be recognized during the period from 2011 through 2014.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 12:-    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2010	2009	2008
Revenue distribution:
Hong-Kong	$112,319	$95,204	$120,175
Japan	76,986	71,388	108,471
Korea	8,081	20,233	11,922
Europe	13,043	15,448	31,724
United States	1,423	3,382	23,579
Other	13,630	6,531	9,929

	$225,482	$212,186	$305,800

For a summary of revenues from major customers, please see Note 1.

The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2010	2009	2008
Long-lived assets:
Europe	$10,672	$21,532	$34,460
Israel	6,756	7,558	9,527
United States	263	653	1,419
Other	529	820	2,144

	$18,220	$30,563	$47,550

NOTE 13:-    RELATED PARTIES BALANCES AND TRANSACTIONS

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

Transactions with related party:

	Year ended December 31,
	2010	2009	2008
Cost of revenues(1)	$—	$8,013	$78,118
Research and development expenses(2)	$—	$209	$3,173
Sales and marketing expenses(2)	$—	$19	$378
General and administrative expenses(2)	$—	$60	$439

(1)	Includes the purchase of inventory from NXP pursuant to the Manufacturing Services Collaboration Agreement described above.
(2)	Includes certain research and development, sales and marketing, and general and administrative services provided by NXP pursuant to the agreements described above.
(3)	The amounts included for 2009 were for the period that NXP was deemed a related party.

NOTE 14:-    COMMITMENTS AND CONTINGENCIES

Commitments:

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel and in California, USA. The lease agreement for the Israeli facilities is effective until November 2013. The Company has various agreements for its facilities in the U.S. that terminate in 2011 through 2014. The Company’s subsidiaries in Scotland, Japan and Hong-Kong have lease agreements for their facilities that terminate in 2011 through 2013. The Company’s subsidiaries in Germany and India have sublease agreements with NXP for their facilities that terminate in 2012. The Company has operating lease agreements for its motor vehicles, which terminate in 2011 through 2013. In addition, certain of the Company’s subsidiaries have fixed service agreements with NXP (see Note 13).

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

At December 31, 2010, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2011	$4,239
2012	3,447
2013	2,195
2014	19

$9,900

Facilities rental expenses amounted to $3,391, $ 3,163 (out of which $102 is to a related party) and $3,368 (out of which $677 is to a related party) for the years ended December 31, 2010, 2009 and 2008, respectively.

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.	From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and, from time to time may be, notified of claims that it may be infringing on patents or intellectual property rights owned by third parties. During 2010, the Company recorded an income of $2,500 in cost of revenues (the account at which the provision was originally recorded) resulting from the reversal of a provision that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

NOTE 15:-    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2010	2009	2008
Domestic taxes:
Federal taxes:
Current	$(931)	$(13,095)	$(1,051)
Deferred*)	—	—	(2,260)
Valuation allowance	—	—	6,172

	(931)	(13,095)	2,861

State taxes:
Current	34	173	21
Deferred	—	—	(1,034)
Valuation allowance	—	—	1,340

	34	173	327

Foreign taxes:
Current	52	963	(1,787)
Deferred	(81)	42	(15,979)
Valuation allowance	143	283	20,425

	114	1,288	2,659

Taxes on income	$(783)	$(11,634)	$5,847

*)	Including $0, $0 and $459 in 2010, 2009 and 2008, respectively, relating to tax benefits resulting from equity-based compensation expenses.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

There were no tax benefits associated with the exercise of non-qualified stock option in 2010, 2009 and 2008.

b.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2010	2009	2008
Domestic	$(2,794)	$(4,851)	$(10,868)
Foreign	(5,414)	(15,219)	(195,679)

	$(8,208)	$(20,070)	$(206,547)

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2010	2009	2008
Losses before taxes on income	$(8,208)	$(20,070)	$(206,547)

Theoretical tax at U.S. statutory tax rate (35%)	$(2,873)	$(7,025)	$(72,291)
State taxes, net of federal benefit	1	3	(892)
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided , valuation allowance and current adjustment and interest of uncertain tax position liability)	(1,082)	3,008	66,059
Nondeductible equity-based compensation expenses	3,344	3,885	4,419
Current adjustment and interest of uncertain tax position liability in U.S.	(517)	(10,970)	510
Valuation allowance in U.S.	723	—	7,512
Other	(379)	(535)	530

	$(783)	$(11,634)	$5,847

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2010	2009
Deferred tax assets (short-term):
Reserves and accruals	$121	$237
Total deferred tax assets (short-term)	121	237
Valuation allowance	—	(59)
Total	121	178
Deferred tax assets (long-term):
Reserves and accruals	1,012	2,703
Equity-based compensation	2,108	1,873
Intangible assets	4,658	5,363
Carryforward tax losses	27,608	18,509
Other	145	220
Total deferred tax assets (long-term)	35,531	28,668
Valuation allowance	(35,531)	(28,653)
Total	—	15
Total deferred tax assets	$121	$193

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Management believes that the deferred net tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $35,531 and $28,712 was provided as of December 31, 2010 and 2009, respectively. The Company does not have a provision for U.S. income taxes on the undistributed earnings of its international subsidiaries since the Company intends to indefinitely reinvest these earnings outside the U.S

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

December 31, 2010
Gross unrecognized tax benefits at January 1, 2010	$3,107
Decrease in tax positions for previous years	(193)
Increase in tax positions for previous years, net	316
Increase in interest related to tax positions	18
Lapse in statute of limitations	(806)

Gross unrecognized tax benefits at December 31, 2010	$2,442

December 31, 2009
Gross unrecognized tax benefits at January 1, 2009	$14,859
Decrease in tax positions for previous years	(343)
Increase in tax positions for previous years	118
Decrease due to settlement agreement with the tax authorities	(4,974)
Increase in interest related to tax positions	362
Increase in tax positions for current year	730
Lapse in statute of limitations	(7,645)

Gross unrecognized tax benefits at December 31, 2009	$3,107

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,442 and $3,107 at December 31, 2010 and 2009, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2010 and 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $506 and $489, respectively.

Pursuant to a tax settlement with the U.S. Internal Revenue Service, relating to the audit of the Company’s U.S. federal income tax returns for 2003 and 2004, the Company paid $1,486 to the Internal Revenue Service and, due to the reversal of the applicable income tax accrual, recorded a tax benefit of $3,488 during 2009.

The Company reversed income tax contingency reserves that were determined to be no longer required due to the expiration of applicable statute of limitations. Pursuant to this reversal, the Company recorded a tax benefit of $1,018 and $7,645 during 2010 and 2009, respectively.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company’s U.S. federal income tax returns for 2004. The statute of limitations relating to the consolidated Federal income tax return is closed for all tax years up to and including 2003.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

With respect to DSP Israel, the Israeli tax authorities audited its income tax returns for the years up to and including 2003. The statue of limitations related to such tax returns is closed for all tax years up to and including 2004.

With respect to the Company’s Swiss subsidiary, the Swiss tax authorities have never audited its income tax returns up until today. The statue of limitations related to such tax returns is opened for all tax years since its incorporation.

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”):

Six separate investment plans of DSP Israel’s production facilities have been granted “Approved Enterprise” status and two investment plans of DSP Israel’s production facilities was filed under “Beneficiary Enterprise” status under the Investment Law. The Investment Law provides certain Israeli tax benefits for eligible capital investments in a production facility, as discussed in greater detail below.

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

DSP Israel’s first and second plans, which were completed and commenced operations in 1994 and 1996, respectively, were tax exempt for two and four years, respectively, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight and six years, respectively. As of 2010, those plans were no longer entitled to a reduced corporate tax.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

DSP Israel’s third plan, which was completed and commenced operations in 1998, was tax exempt for two years from the first year it had taxable income and was entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2010, this plan was no longer entitled to a reduced corporate tax.

DSP Israel’s fourth, fifth and sixth plans were approved in 1998, 2001 and 2003, respectively, which entitled DSP Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year the production facility subject to the plan had taxable income. Starting in 2011, the fourth plan will not be entitled to a reduced corporate tax.

DSP Israel’s seventh and eight plans have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

Since DSP Israel is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable tax rates and tax exemptions and the computation is made for income derived from each plan on the basis and formulas specified in the Investment Law and the approvals.

During 2006, DSP Israel received an approval for the erosion of tax basis in respect to its fifth and sixth plans. During 2008, DSP Israel received an approval for the erosion of tax basis with respect to its second, third and fourth plans. Those approvals resulted in increasing the taxable income attributable to the later plans, which are currently in operation and will be taxed at a lower tax rate than the previous plans, which in turn will decrease the overall effective tax rate.

Through December 31, 2010, DSP Israel believed that it met all the conditions required under the plans, which include inter-alia an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (25% for 2010 and 24% for 2011) and could be required to refund tax benefits already received.

As of December 31, 2010, approximately $44,141 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprise.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprise” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed in a manner other than on its complete liquidation, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $4,905 would have been incurred as of December 31, 2010.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (25% in 2010 and 24% for 2011).

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

By virtue of the Investment Law, DSP Israel is entitled to claim accelerated rates of depreciation on equipment used by an “Approved Enterprise” and “Beneficiary Enterprise” during the first five tax years from the beginning of such use.

In January 2011, the Knesset passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for amendment of the Investment Law. The amendment became effective as of January 1, 2011 and may increase the Company’s average tax rate in future years as discussed below. According to the amendment, the benefit tracks in the Investment Law were modified and a flat tax rate would apply to the Company’s entire preferred income. The Company will be able to opt to apply the amendment (the waiver is non-recourse) and from then on it will be subject to the amended tax rates that are:

2011 and 2012—15% (in development area A—10%),

2013 and 2014—12.5% (in development area A—7%)

2015 and thereafter—12% (in development area A—6%)

The Company may choose not to apply the above amendment, in which case the Company will remain subject to the Investment Law as in effect prior to the amendment until the expiration of the Company’s current investment programs.

g.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years and accelerated depreciation.

h.	Israeli tax rates:

The rate of the Israeli corporate tax is as follows: 2008—27%, 2009—26%, 2010—25%. Tax at a rate of 25% applies on capital gains arising after January 1, 2003.

In July 2009, the Knesset passed the Law for Economic Efficiency (Amended Legislation for Implementing the Economic Plan for 2009 and 2010), 2009, which prescribes, among others, an additional gradual reduction in the rates of the Israeli corporate tax and real capital gains tax starting 2011 to the following tax rates: 2011—24%, 2012—23%, 2013—22%, 2014—21%, 2015—20%, 2016 and thereafter—18%.

i.	Non-U.S. or Israeli subsidiaries are taxed according to the applicable laws in their countries of residence, except in Switzerland. In connection with the Acquisition, the Company applied for a tax ruling with the Swiss tax authorities to determine the tax rate applicable to the taxable income generated by the Company’s Swiss subsidiary, established in connection with the Acquisition, including the amortization period for tax purposes of goodwill and other intangible assets acquired in the Acquisition. The Swiss tax ruling process was finalized during the second quarter of 2008. Pursuant to the tax ruling, the Company’s Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15% depending on the source of income and a tax amortization period of 5 to 10 years for the goodwill and other intangible assets acquired in the Acquisition.

j.

The Company has accumulated losses for federal tax purposes as of December 31, 2010 of approximately $2,474 which may be carried forward and offset against future taxable income for a period of twenty years from its creation In addition, the Company has accumulated capital losses of approximately $2,303, which may be carried forward and offset against future capital gains for a period of five years from its creation . DSP Israel has accumulated losses for tax purposes as of December 31, 2010, of approximately $37,481

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

(including research and development expenses carry forward), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2010, of approximately $232,773, which may be carried forward and offset against future taxable income for a period of seven years from its creation.

NOTE 16:-    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(7,425)	$(8,436)	$(212,394)

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net loss per share (in thousands)	23,229	23,655	28,387
Incremental shares attributable to exercise of outstanding options and SARs (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—	—

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	23,229	23,655	28,387

Basic net loss per share	$(0.32)	$(0.36)	$(7.48)

Diluted net loss per share	$(0.32)	$(0.36)	$(7.48)

NOTE 17:-    RESTRUCTURING COSTS AND OTHER

During the third quarter of 2008, the Company initiated a restructuring plan to improve operating efficiency at its various operating sites and to reduce its operating expenses for 2009. As a significant majority of the restructuring associated with the additional restructuring plan occurred during the third quarter of 2008, the Company recognized an expense of $1,870 mainly for employee contract termination costs on its statement of operations for the third quarter of 2008. This expense amount is net of $537 of gain resulting from adjustments made to the Company’s employee pension liabilities associated with employees whose employment was terminated in connection with the restructuring plan.

During the third quarter of 2010, the Company initiated an additional restructuring plan to improve operational efficiencies at its Swiss subsidiary and reduce its operating expenses for fiscal year 2011. As a result of the closure of the Swiss facilities in 2011 and the termination of employment of all of the Swiss entity’s employees, the Company incurred total costs of $463, which are related primarily to involuntary employee termination.

As of December 31, 2010, $156 of restructuring payments was paid in connection with the above restructuring plan. The Company anticipates that the remaining accrued restructuring balance of $307 will be paid out in cash through fiscal year 2011.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2010, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders to be held on May 16, 2011.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on
Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2010.

List of Exhibits:

Exhibit Number	Description
2.1	Share and Business Sale Agreement, dated September 3, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on 8-K filed September 7, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, Effective as of July 19, 1999 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws, effective as of October 30, 2008 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 30, 2008, and incorporated herein by reference).

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

Exhibit Number	Description
10.2	Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).††

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).††

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).††

10.5	1993 Employee Stock Purchase Plan and form of subscription agreement thereunder.††*

10.6	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.7	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).††

10.8	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).††

10.9	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).††

10.10	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of October 27, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on October 29, 2009, and incorporated herein by reference).††

10.11	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference).††

10.12	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010. †† (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference).††

10.13	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.14	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.15	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

Exhibit Number	Description
10.16	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.17	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.18	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.19	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2006, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.20	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.21	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).††

10.22	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.23	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference).††

10.24	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference).††

10.25	Stock Appreciation Right Agreement with Eliyahu Ayalon, dated July 2, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference).††

10.26	Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.39 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.27	Amendment Agreement to Manufacturing Services Collaboration Agreement, dated January 27, 2009, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.28	Agreement to Amend the Manufacturing Services Collaboration Agreement, dated December 8, 2010, by and among DSP Group, Inc., DSP Group, Ltd. and NXP B.V. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on December 10, 2010, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

Exhibit Number	Description
10.29	Intellectual Property Transfer and License Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.40 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.30	Intellectual Property Library Services and R&D Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.41 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.31	Umbrella Transitional Services Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.42 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.32	Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective June 25, 2009.††*

10.33	Amendment to Employment Agreement by and between Registrant and Ofer Elyakim, dated February 1, 2011.††*

10.34	Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective June 9, 2002.††*

10.35	Amendment to Employment Agreement by and between Registrant and Dror Levy, dated February 1, 2011.††*

10.36	Employment Agreement by and between DSP Group, Ltd. and Lior Blanka, effective May 7, 2007.††*

10.37	Employment Agreement, dated May 1, 1999, by and between the Registrant and Boaz Edan (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).††

10.38	Separation Agreement by and among Boaz Edan, DSP Group, Inc. and DSP Group, Ltd., effective as of November 30, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 30, 2009, and incorporated herein by reference).††

10.39	Employment Agreement by and between Brian Robertson and DSP Group Switzerland AG, effective September 1, 2007 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 6, 2007, and incorporated herein by reference).††

10.40	Termination Agreement by and between DSP Group Switzerland AG and Brian Robertson, effective as of August 20, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 23, 2010, and incorporated herein by reference).††

10.41	Employment Agreement, dated June 26, 2003, by and between the Registrant and Eli Fogel (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).††

10.42	Amendment to Employment Agreement by and between DSP Group, Ltd. and Eli Fogel, effective as of July 8, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on July 9, 2010, and incorporated herein by reference).††

10.43	2011 Performance-Based Bonus Plan (description of the plan provided in the Registrant’s Current Report on Form 8-K filed on February 4, 2011, and incorporated herein by reference).††

21.1	Subsidiaries of DSP Group, Inc.*

Exhibit Number	Description
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

††	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ OFER ELYAKIM
Ofer Elyakim Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2011

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

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board	March 16, 2011

/S/ OFER ELYAKIM Ofer Elyakim	Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/S/ DROR LEVY Dror Levy	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011

/S/ REUVEN REGEV Reuven Regev	Director	March 16, 2011

/S/ ZVI LIMON Zvi Limon	Director	March 16, 2011

/S/ YAIR SHAMIR Yair Shamir	Director	March 16, 2011

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 16, 2011

Signature	Title	Date

/S/ LOUIS SILVER Louis Silver	Director	March 16, 2011

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 16, 2011

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	100	84	184
Sales returns reserve	0	0	0
Year ended December 31, 2009:
Allowance for doubtful accounts	184	(67)	117
Sales returns reserve	0	0	0
Year ended December 31, 2010:
Allowance for doubtful accounts	117	(117)	0
Sales returns reserve	0	0	0