Form 10-Q
period 2011-03-31
DSP GROUP INC /DE/
filed 2011-05-10
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 4, 2010, there were 23,413,347 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,835	$33,912
Restricted deposit	121	121
Marketable securities and short-term deposits	25,034	29,903
Trade receivables, net	29,877	25,170
Deferred income taxes	143	121
Other accounts receivable and prepaid expenses	6,450	6,302
Inventories	15,887	18,803

TOTAL CURRENT ASSETS	114,347	114,332

PROPERTY AND EQUIPMENT, NET	7,391	7,786

LONG-TERM ASSETS:
Long-term marketable securities and deposits	75,236	75,825
Long-term prepaid expenses and lease deposits	630	642
Severance pay fund	11,862	11,336
Intangible assets, net	8,261	10,434
Investment in other companies	2,200	2,200

	98,189	100,437

TOTAL ASSETS	$219,927	$222,555

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$19,683	$19,206
Accrued compensation and benefits	10,476	11,728
Income tax accruals and payables	3,221	3,778
Accrued expenses and other accounts payable	8,270	7,547

Total current liabilities	41,650	42,259

LONG-TERM LIABILITIES:
Accrued severance pay	12,998	12,419
Accrued pensions	837	774

Total long-term liabilities	13,835	13,193

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at March 31, 2011 and December 31, 2010; Issued and outstanding shares: none at March 31, 2011 and December 31, 2010	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at March 31, 2011 and December 31, 2010; Issued and outstanding shares: 23,388,025 and 23,252,547 shares at March 31, 2011 and December 31, 2010, respectively	23	23
Additional paid-in capital	336,971	335,132
Treasury stock	(117,493)	(119,280)
Accumulated other comprehensive income	257	355
Accumulated deficit	(55,316)	(49,127)

Total stockholders’ equity	164,442	167,103

Total liabilities and stockholders’ equity	$219,927	$222,555

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2011	2010
Revenues	$48,776	$56,109
Cost of revenues (1)	31,548	32,521

Gross profit	17,228	23,588

Operating expenses:
Research and development (2)	14,190	13,491
Sales and marketing (3)	4,019	4,444
General and administrative (4)	3,070	3,762
Intangible assets amortization	2,196	2,498
Restructuring income	(590)	—

Total operating expenses	22,885	24,195

Operating loss	(5,657)	(607)
Financial income, net	469	425

Loss before taxes on income	(5,188)	(182)
Taxes on income (income tax benefit)	(624)	2

Net loss	$(4,564)	$(184)

Net loss per share:
Basic and diluted	$(0.19)	$(0.01)

Weighted average number of shares used in per share computations of net loss:
Basic and diluted	23,439	23,107

(1)	Includes equity-based compensation expense in the amount of $132 and $202 for the three months ended March 31, 2011 and 2010, respectively.
(2)	Includes equity-based compensation expense in the amount of $882 and $1,383 for the three months ended March 31, 2011 and 2010, respectively.
(3)	Includes equity-based compensation expense in the amount of $306 and $443 for the three months ended March 31, 2011 and 2010, respectively.
(4)	Includes equity-based compensation expense in the amount of $519 and $816 for the three months ended March 31, 2011 and 2010, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net cash used in operating activities	$(354)	$(3,259)
Investing activities
Purchases of marketable securities	(18,639)	(12,310)
Purchases of deposits	(3,000)	—
Proceeds from maturity of marketable securities	15,640	10,000
Proceeds from maturity of deposits	10,000	2,500
Proceeds from sales of marketable securities	959	4,311
Proceeds from sales of property and equipment	—	32
Purchases of property and equipment	(765)	(1,044)

Net cash provided by (used in) investing activities	4,195	3,489
Financial activities
Purchase of treasury stock	(1,030)	—
Issuance of common stock and treasury stock for cash upon exercise of options and stock appreciation rights	172	165

Net cash used in financing activities	(858)	165

Increase in cash and cash equivalents	$2,983	$395

Cash erosion due to exchange rate differences	(60)	(14)

Cash and cash equivalents at the beginning of the period	$33,912	$37,986

Cash and cash equivalents at the end of the period	$36,835	$38,367

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended March 31, 2010
Balance at December 31, 2009	22,901	$23		$325,579	$(123,350)	$(38,937)	$2,174		$165,489
Net loss		—		—	—	(184)		$(184)	(184)
Change in unrealized gain from hedging activities, net		—		—	—	—	50	50	50
Change in unrealized gain from marketable securities, net		—		—	—	—	115	115	115
Change in realized gain from pensions, net		—		—	—	—	(8)	(8)	(8)
Change in foreign currency translation adjustments, net		—		—	—	—	(247)	(247)	(247)

Total comprehensive loss								$(274)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	194	(	*)	—	2,064	(1,138)			926
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	39	(	*)		415	(250)			165
Equity-based compensation	—	—		2,844	—	—	—		2,844

Balance at March 31, 2010	23,134	$23		$328,423	$(120,871)	$(40,509)	$2,084		$169,150
Three Months Ended March 31, 2011
Balance at December 31, 2010	23,253	$23		$335,132	$(119,280)	$(49,127)	$355		$167,103
Net loss		—		—	—	(4,564)		$(4,564)	(4,564)
Change in unrealized gain from hedging activities, net		—		—	—	—	12	12	12
Change in unrealized gain (loss) from marketable securities, net		—		—	—	—	(192)	(192)	(192)
Change in realized loss from pensions, net		—		—	—	—	37	37	37
Change in foreign currency translation adjustments, net		—		—	—	—	45	45	45

Total comprehensive loss								$(4,662)

Purchase of treasury stock	(130)	(	*)	—	(1,030)	—	—		(1,030)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	214	(	*)	—	2,278	(1,258)	—		1,020
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	51	(	*)	—	539	(367)	—		172
Equity-based compensation	—	—		1,839	—	—	—		1,839

Balance at March 31, 2011	23,388	$23		$336,971	$(117,493)	$(55,316)	$257		$164,442

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2010.

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

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Work-in-process	$7,741	$5,148
Finished goods (*)	8,146	13,655

	$15,887	$18,803

(*)	Finished goods inventory includes $519 and $803 of inventory held on consignment by other parties as of March 31, 2011 and December 31, 2010, respectively.

Inventory write-off amounted to $252 and $158 for the three months ended March 31, 2011 and 2010, respectively.

NOTE C—NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings per share further include the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with FASB ASC No.260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended March 31,
	2010	2009
Net loss	$(4,564)	$(184)
Loss per share:
Basic	$(0.19)	$(0.01)

Diluted	$(0.19)	$(0.01)

Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share (in thousands)	23,439	23,107
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—

Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	23,439	23,107

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2011 and December 31, 2010:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short and long-term deposit	$5,904	$12,860	$—	$—	$5,904	$12,860
U.S. treasury and government agency securities	43,663	41,438	(695)	(552)	42,968	40,886
Corporate obligations	50,960	51,495	438	487	51,398	51,982

	$100,527	$105,793	$(257)	$(65)	$100,270	$105,728

The amortized cost of available-for-sale debt securities at March 31, 2011, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$24,908	$127	$(1)	$25,034
Due after one year to ten years	75,619	349	(732)	75,236

	$100,527	$476	$(733)	$100,270

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of March 31, 2011, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of operations.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2011 amounted to $41,523. Of the unrealized losses outstanding as of March 31, 2011, the entire amount of $733 was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2011 and 2010 were $15,640 and $10,000, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2011 and 2010 were $959 and $4,311, respectively. Net realized gains from the sale of available-for sale securities for the three months ended March 31, 2011 were $45, as compared to net realized gains of $148 for the same periods in 2010. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2011 and March 31, 2010 does not include tax benefit associated with equity-based compensation expenses. As of March 31, 2011 and December 31, 2010, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of gross unrecognized tax benefits was $1,713 and $2,442 at March 31, 2011 and December 31, 2010, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2011 and December 31, 2010, the Company had accrued interest and penalties relating to unrecognized tax benefits of $325 and $506, respectively. The tax benefits for the first quarter of 2011 resulted from an approval received during the first quarter from the Israeli governmental authorities with respect to the recognition for tax purposes of the Company’s research and development expenses for previous years.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 32% and 35% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 18% and 22% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of the Company’s revenues for the three months ended March 31, 2011 and 2010, respectively. Additionally, sales to Uniden America Corporation (“Uniden”) through Tomen Electronics or directly to Uniden represented 12% and 13% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

Sales to CCT Telecom Holdings Ltd (“CCT”) represented 12% and 9% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

NOTE G—DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with FASB. ASC No. 815 “Derivatives and Hedging” (“ASC 815”). Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts and put options (collectively, “hedging contracts”). The policy, however, prohibits the Company from speculating on hedging contracts for profit.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2011, the Company had outstanding foreign exchange forward contracts in the amount of $5,750 and outstanding put options contracts in the amount of $5,100. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $502 and $17, respectively, at March 31, 2011. The Company recorded a net amount of $485 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at March 31, 2011.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the quarter ended March 31, 2011 that resulted from the above referenced hedging transactions was $210, $36 and $25, respectively.

The fair value of the outstanding derivative instruments at March 31, 2011 and December 31, 2010 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2011	As of December 31, 2010
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	485	473

Total		$485	$473

(*)	Estimated to be reclassified into earnings during 2011.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2011 and 2010 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	2011	2010
Foreign exchange forward and put options contracts	$283	198

	Gains Reclassified from OCI into Income
		for the three months ended March 31,
	Location	2011	2010
Foreign exchange forward and put options contracts	Operating expenses	271	149

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

NOTE I—EQUITY-BASED COMPENSATION

Grants for Three Months Ended March 31, 2011 and March 31, 2010:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended March 31, 2011 and 2010 was $3.26 and $3.17 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Volatility	54.76%	64.62%
Risk-free interest rate	2.24%	2.25%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.34%	2.78%
Post-vest cancellation rate	2.14%	2.16%
Suboptimal exercise factor	1.59	1.63

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended March 31, 2011 and 2010 derived from the binomial model was 4.14 and 4.07, respectively.

Employee Stock Benefit Plans

As of March 31, 2011, the Company had four equity incentive plans and one employee stock purchase plan. As of March 31, 2011, approximately 244,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,897,739 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at January 1, 2011	11,305	$12.94
Options granted	250	$7.82
SAR units granted (1)	963	$7.49
Options / SAR units cancelled/forfeited/expired	(557)	$16.83
Options / SAR units exercised	(115)	$5.99
Outstanding at March 31, 2011 (2)	11,845	$12.28	4.36	5,330
Exercisable at March 31, 2011 (3)	7,253	$15.37	3.42	2,414

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2011 ($7.7 per share).
(1)	The SAR units in the above table, which were granted subsequent to January 1, 2010, are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 8,365 shares of the Company’s common stock outstanding. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(3)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 5,060 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at March 31, 2011 with exercise prices above $7.7 per share (the closing price of the Company’s common stock on March 31, 2011) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units (in thousands)	Weighted Average Exercise Price	Number of Options/ SAR Units (in thousands)	Weighted Average Exercise Price	Number of Options/ SAR Units (in thousands)	Weighted Average Exercise Price
Above $7.7	5,339	$18.57	739	$9.75	6,078	$17.50
Less than $7.7	1,914	$6.44	3,853	$6.94	5,767	$6.78
Total	7,253	$15.37	4,592	$7.39	11,845	$12.28

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2011 and 2010 totaled $1,839 and $2,844, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, there was $7,727 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2011 through 2015.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Components of net periodic benefit cost
Service cost and amortization of loss	$96	$73
Interest cost	30	35
Expected return on plan assets	(28)	(27)
Curtailment gain (1)	(660)	—
Net periodic benefit cost (income)	$(562)	$81

(1)	The curtailment gain derived from the closure of the Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

The net pension liability as of March 31, 2011 amounted to $837.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011.

	Balance as of	Fair Value Measurements
	March 31, 2011	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$12,053	—	$12,053	—
Money market mutual funds	$4,425	$4,425	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$18,828	—	$18,828	—
U.S. government securities	$302	—	$302	—
Time deposits	$5,904	—	$5,904	—

Long-term marketable securities:
U.S. government securities	$42,667	—	$42,667	—
Corporate debt securities	$32,569	—	$32,569	—

Derivative assets	$485	—	$485	—

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2011 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

During the first quarter of 2011, the Company repurchased 130,000 shares of common stock at an average purchase price of $7.95 per share for an aggregate purchase price of $1,030. As of March 31, 2011, approximately 1,759,000 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

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

During the first three months of 2011, the Company issued approximately 265,000 shares of common stock out of treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M – RESTRUCTURING COSTS AND OTHER

During the third quarter of 2010, the Company initiated an additional restructuring plan to improve operational efficiencies at its Swiss subsidiary and reduce its operating expenses for fiscal year 2011. As a result of the closure of the Swiss facilities in 2011 and the termination of employment of all the Swiss subsidiary’s employees, the Company incurred total costs of $463 in 2010, which were primarily related to costs associated with involuntary employee terminations.

During the first quarter of 2011, the Company recorded total income of $590 in connection with the restructuring plan. The income resulted mainly from the closure of the Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

As of March 31, 2011, $456 of restructuring payments were paid in connection with the above restructuring plan. The Company anticipates that the remaining accrued restructuring balance of $40 will be paid throughout fiscal year 2011.

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

The Company adopted the then-effective aspects of the guidance on January 1, 2010 and adopted the remaining guidance on January 1, 2011. The adoption of the guidance had no effect on the Company’s financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•

Our belief that CAT-iq, which has been widely embraced by leading European operators, will also proliferate into other regions that have adopted DECT telephony, such as the U.S., and that this new standard will enable the introduction of new products incorporating our chipsets into the market;

•	Our belief that the XpandR™ product family presents unique opportunities for us to expand the domain of applications and add new customers served by our products;

•

Our belief that the excess inventory accumulated by our customers during the first half of 2010 has been depleted and that our revenues will increase for the second quarter of 2011 in comparison to the first quarter of 2011;

•	Our belief that our gross margins will gradually increase, as compared to our gross margins for the first quarter of 2011, for the remaining quarters of 2011;

•	Our belief that sales of our DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2011;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term;

•	Our belief that the market will remain price sensitive in 2011 and that price erosion and decrease in our average selling prices of our products will continue;

•	Our belief that the shift to DECT products will continue for the remainder of 2011 which will put pressures on our gross margins; and

•	Our belief that our available cash and cash equivalents at March 31, 2011 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for the first quarter of 2011.

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

Our revenues were $48.8 million for the first three months of 2011, a decrease of 13% in comparison to the same period of 2010. The decrease in our revenues for the first quarter of 2011 in comparison to the same period of 2010 was caused primarily by the following: (1) our customers accumulated, in addition to their normal quarterly demands, additional inventory during the first half of 2010 in response to optimism about the market recovery in 2010, which resulted in our increased revenues for the first quarter of 2010 in comparison to the same period of 2011, and (2) as a result of this accumulation by our customers during the first half of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand by our customers during the first quarter of 2011, which resulted in our decreased revenues for the first quarter of 2011 in comparison to the same period of 2010. Revenues derived from the sale of DECT products represented 82% of our total revenues for the first three months of 2011, as compared to 78% of our total revenues for the first three months of 2010. Our gross margin decreased to 35.3% of our total revenues for the three months of 2011 from 42.0% for the first three months of 2010 primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs, such as gold, and (iv) income from a reversal of a reserve, during the first three months of 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

Our operating loss increased to $5.7 million for the first three months of 2011, as compared to $0.6 million for the first three months of 2010, mainly as a result of a decrease in total revenues and gross margins during the first quarter of 2011 as compared to the same period of 2010.

Our business operates in a highly competitive environment. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue. In addition to general market competitiveness of our business, the cordless telephony market is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. As a result, we expect the market to remain price sensitive in 2011 and expect that price erosion and decrease in the average selling prices of our products will continue. Moreover, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and could harm our ability to grow our revenues in future periods. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, and general adverse business conditions.

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

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. We believe the excess inventory accumulated by our customers during the first half of 2010, which negatively impacted our operating results for the first quarter of 2011, has been depleted and that our revenues will increase for the second quarter of 2011 in comparison to the first quarter of 2011. Our operating expenses decreased by 5% to $22.9 million for the first three months of 2011, as compared to $24.2 million for the three months of 2010. We also believe that our gross margins will gradually improve from the 35.3% for the first quarter of 2011 during the remaining quarters of 2011. We are also concentrating our development efforts on a new cordless telephony DECT standard, the CAT-iq protocol, which stands for Cordless Advanced Technology: Internet and Quality. CAT-iq has been widely embraced by leading European operators, and we believe that this technology will also proliferate into other regions that have adopted DECT telephony, such as the U.S. This new standard is anticipated to enable the introduction of new products incorporating our chipsets into the market as telecom operators have begun deploying residential gateways and cordless handsets with CAT-iq in the market. During the first quarter of 2011, we began commercial shipments of our CAT-iq products to a leading original design manufacturer that supplies the residential gateways to telecom operators. In addition to DECT technologies, we are investing in developing CoIP (Cordless over IP) and advanced IP telephony technologies in-house. In addition, we leveraged the Wi-Fi technology acquired in 2004 from Bermai Inc. to develop the XpandR platform that integrates DECT and Wi-Fi capabilities to enable multimedia and web-related applications in our future products. We believe that the XpandR platform presents unique opportunities for us to expand the domain of applications and add new customers served by our products. In 2010, we began commercial shipments of our second generation XpandR platform to a number of customers for several different categories of end products, including Internet radio, Google Android cordless phones and Wi-Fi phones. However, our success in introducing new products and penetrating new markets may not occur and may require us to substantially increase our operating expenses. As a result, our past operating results should not be relied upon as an indication of future performance.

As of March 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $36.8 million and marketable securities and short term deposits of $100.3 million, totaling $137.1 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $48.8 million for the first quarter of 2011, as compared to $56.1 million for the same period in 2010. This decrease was primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of 2.4GHz products were $5.1 million and $7.2 million for the first quarter of 2011 and 2010, respectively, representing 10% and 13% of our total revenues for the first quarter of 2011 and 2010, respectively, representing a decrease of 30% in absolute dollars. Sales of DECT products were $40.1 million and $43.6 million for the first quarter of 2011 and 2010, respectively, representing approximately 82% and 78% of our total revenues for the first quarter of 2011 and 2010, respectively, a decrease of 8% in absolute dollars.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Period ended March 31,
	2011	2010
United States	$484	$452
Japan	$14,562	$19,351
Europe	$2,302	$3,676
Korea	$1,829	$1,569
China	$2,248	$1,218
Hong Kong	$25,152	$28,431
Other	$2,199	$1,412

Total revenues	$48,776	$56,109

Sales to our customers in Hong Kong decreased for the first quarter of 2011 as compared to the same period of 2010, representing a 12% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 21% decrease in absolute dollars, offset by an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 18% increase in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 20% decrease in absolute dollars, (ii) a decrease in sales to Uniden America Corporation (“Uniden”), representing a 23% decrease in absolute dollars, and (iii) a decrease in sales to the Japanese domestic market, representing a 34% decrease in absolute dollars.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations and we expect this trend to continue in 2011 as well. However, the magnitude of this trend varies annually. Also, this seasonality trend for the first quarter of 2011 was further negatively impacted by the decrease in demand by our customers as a result of excess inventory accumulated during the first half of 2010 as further discussed above.

Significant Customers.

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 32% and 35% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 18% of our total revenues for the first three months of 2011, as compared to 22% for the comparable period of 2010.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of our total revenues for the first three months of 2011 and 2010, respectively. Sales through Tomen Electronics or directly to Uniden represented 12% and 13% of our total revenues for the first three months ended March 31, 2011 and 2010, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Sales to CCT Telecom represented 12% and 9% of our total revenues for the first three months ended March 31, 2011 and 2010, respectively.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 82% of our total revenues for the first quarter of 2011. Sales of DECT 6.0 products for the US market accounted for 41% of our total revenues for the first quarter of 2011, and sales of DECT product that are mostly targeted at the European market also accounted for 41% of our total revenues for the first quarter of 2011. Revenues from our 2.4GHz digital products represented 10% of our total revenues for the first quarter of 2011. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2011. We believe that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 35.3% for the first quarter of 2011 and 42.0% for the first quarter of 2010. The decrease in our gross profit was primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs and related materials, such as gold, and (iv) income from a reversal of a reserve, during the first three months of 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Steps we are taking to reduce our production costs include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products such as using copper instead of gold in the packaging process. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses increased to $14.2 million for the first quarter of 2011 from $13.5 million for the first quarter of 2010. The increase for the first quarter of 2011 in research and development expenses, as compared to 2010, was mainly due to (i) an increase in payroll expenses by $0.6 million for the first quarter of 2011, and (ii) an increase in our project-related costs (tape out and IP expenses) in the amount of $0.5 million. The above increases were partially offset by the decrease in equity-based compensation expenses for the first quarter in 2011 as compared to 2010 in the amount of $0.5 million.

Our research and development expenses as a percentage of our total revenues were 29% for the three months ended March 31, 2011 and 24% for the three months ended March 31, 2010. This increase in research and development expenses as a percentage of our total revenues was due to the decrease in absolute dollars of our total revenues and the increase in absolute dollars of research and development expenses for the first quarter of 2011 as compared to 2010.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.0 million for the first quarter of 2011 from $4.4 million for the first quarter of 2010. The decrease in sales and marketing expenses was mainly attributed to (i) a decrease in equity-based compensation expenses for the first quarter of 2011, and (ii) a decrease in sales commission paid due to a lower level of revenues subject to sales commissions for the first quarter of 2011.

Our sales and marketing expenses as a percentage of total revenues were 8% for both the three months ended March 31, 2011 and 2010.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $3.1 million for the first quarter of 2011 from $3.8 million for the first quarter of 2010. The decrease in general and administrative expenses was mainly attributed to (i) a decrease in equity-based compensation expenses in the amount of $0.3 million for the first quarter 2011, and (ii) a decrease in payroll and facilities expenses mainly due to the reorganization of our European operations and the closure of our Swiss operations.

General and administrative expenses as a percentage of our total revenues were 6% and 7% for the first quarters of 2011 and 2010, respectively. This decrease in general and administrative expenses as a percentage of our total revenues was due to the decrease in absolute dollars of our general and administrative expenses.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations, as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first quarter of 2011, we recorded an expense of $2.2 million, as compared to $2.5 million for the three month ended March 31, 2010, relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring costs and other. During the first quarter of 2011, we recorded an income of $0.6 million in connection with a restructuring plan that was initiated during the third quarter of 2010. The above income resulted mainly from the closure of the Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

Financial and Other Income, net. Financial and other income, net, for the three months ended March 31, 2011 increased to $0.5 million from $0.4 million for the three months ended March 31, 2010.

Our total cash, cash equivalents and marketable securities were $137.1 million as of March 31, 2011, compared to $119.2 million as of March 31, 2010.

Provision for Income Taxes. During the first quarter of 2011, we recorded a tax benefit of $0.6 million, as compared to no income tax benefit recorded for the first quarter of 2010. The income tax benefit for the first quarter of 2011 was mainly attributed to an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years.

As of March 31, 2011 and December 31, 2010, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

On April 1, 2005, an amendment to the Israeli Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment qualifies for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplified the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (24% for 2011). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

For 2006 and 2009, DSP Group Ltd. elected the status of a Beneficiary Enterprise under the amendment to the Israeli Investment Law for its seventh and eight investment programs, respectively. The seventh and eight plans entitle DSP Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

In January 2011, the Knesset (Israeli parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for a further amendment of the Israeli Investment Law. The amendment became effective as of January 1, 2011 and may increase our average tax rate in future years as discussed below. Pursuant to the amendment, a flat tax rate would apply to our entire income generated by our investment programs. We may opt to apply the amendment, and from then on, we will be subject to amended tax rates as follows:

for 2011 and 2012 - 15%;

for 2013 and 2014 - 12.5%; and

for 2015 and thereafter - 12%.

We may choose not to apply the amendment, in which case we will be subject to the Investment Law as it was in effect prior to the amendment until the expiration of our current investment programs. We are currently reviewing the tax impact of the amendment and have not determined which approach to implement.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first quarter of 2011, we used $0.4 million of cash and cash equivalents for our operating activities. Cash used for operating activities amounted to $3.3 million for the first quarter of 2010. Use of cash for our operating activities decreased for the first quarter of 2011 mainly as a result of the following changes in working capital that offset the increase in operating losses for the first quarter of 2011, as compared to the same period of 2010: (i) a decrease in inventories in the amount of $3.0 million for the first quarter of 2011 in comparison to a decrease of $0.5 million for the first quarter of 2010, (ii) an increase in accounts receivable of $4.6 million for the first quarter of 2011, as compared with an increase in accounts receivable of $5.7 million for the first quarter of 2010, (iii) a decrease in accrued compensation and benefits of $0.3 million for the first quarter of 2011, as compared to a decrease in accrued compensation and benefits of $1.9 million for the first quarter of 2010, and (iv) an increase in accrued expenses and other accounts payable of $0.7 million for the first quarter of 2011, as compared to a decrease in accrued expenses and other accounts payable of $2.7 million for the first quarter of 2010.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2011, we purchased $18.6 million of marketable securities and $3.0 million of short term deposits, as compared to $12.3 million purchase of marketable securities and $0 million of short term deposits during the first three months of 2010. During the first three months of 2011 and 2010, $15.6 million and $10.0 million, respectively, of marketable securities matured and were called by the issuer. During the first three months of 2011 and 2010, $1.0 million and $4.3 million, respectively, of marketable securities were sold.

Additionally, during the first three months of 2011 and 2010, $10.0 million and $2.5 million, respectively, of short term deposits matured. As of March 31, 2011, the amortized cost of our marketable securities, and short and long term deposits was $100.5 million and their stated market value was $100.3 million, representing an unrealized loss of $0.3 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first three months of 2011, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.8 million, as compared to $1.0 million for the first three months of 2010.

Financing Activities. During the first quarter of 2011, we repurchased approximately 130,000 shares of our common stock at an average purchase price of $7.95 per share for an aggregate amount of approximately $1.3 million. In addition, we received $0.2 million upon the exercise of employee stock options and stock appreciation rights. During the first quarter of 2010, we had no share repurchases and we received $0.2 million upon the exercise of employee stock options and stock appreciation rights. We cannot predict cash flows from option exercises for future periods.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2.0 million shares. As of March 31, 2011, 1,759,000 shares of our common stock remain authorized for repurchase pursuant to our share repurchase program.

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

As of March 31, 2011, we had cash and cash equivalents totaling approximately $36.8 million and marketable securities of approximately $100.3 million.

Our working capital at March 31, 2011 was approximately $72.7 million, compared to $82.7 as of March 31, 2010. The decrease in working capital was mainly due to a decrease in other accounts receivable and prepaid expenses in the amount of $6.2 million and a decrease in trade receivables in the amount of $4 million. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2011, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2011. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because NXP still manufactures certain of the CIPT business products we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (9) changes to Risk Factor below entitled: “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (10) changes to the Risk Factor below entitled: “We are exposed to fluctuations in currency exchange rates.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first three months of 2011. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% and 93% of our total revenues for the first quarter of 2011 and 2010, respectively. Revenues from our DECT products represented 82% and 78% of our total revenues for the first quarter of 2011 and 2010, respectively. Revenues from our 2.4 GHz products represented 10% and 13% of our total revenues for the first quarter of 2011 and 2010, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 69% and 71% of our total revenues for the first quarter of 2011 and 2010, respectively. Sales to VTech represented 32% and 35% of our total revenues for the first quarter of 2011 and 2010, respectively. Sales to Panasonic represented 12% and 14% of our total revenues for the first quarter of 2011 and 2010, respectively. Sales to Uniden represented 12% and 13% of our total revenues for the first quarter of 2011 and 2010, respectively. Sales to CCT Telecom represented 12% and 9% of our total revenues for the first quarter of 2011 and 2010. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 18% and 22% of our total revenues for the first quarter of 2011 and 2010, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 14% of our total revenues for the first quarter of 2011 and 2010, respectively. Sales to Uniden through Tomen Electronics and directly to Uniden represented 12% and 13% of our total revenues for the first quarter of 2011 and 2010, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. Also, this seasonality trend for the first quarter of 2011 was further negatively impacted by the decrease in demand by our customers as a result of excess inventory accumulated during the first half of 2010 as further discussed above.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and the increased sales of DECT products lower our gross margins. The shift to DECT products continued throughout the first quarter of 2011, and we anticipate that this trend will continue for the rest of 2011. This trend will continue to put pressure on our gross margins.

Furthermore, increases in the price of silicon wafers, increases in testing costs and increases in gold, oil and other commodities which may result in increased production costs, mainly assembly and packaging costs may result in a decrease to our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. For example, an increase in the cost of gold contributed to a decrease in our gross margins. In addition, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the both first quarters of 2011 and 2010,. Furthermore, pursuant to the Acquisition, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because NXP still manufactures certain of the CIPT Business products, we are subject to additional risks that may materially disrupt our business

As part of the Acquisition, we entered into a Manufacturing Services Collaboration Agreement (“MSCA”), as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2011, 273 of our 404 employees were located in Israel, including 188 out of 252 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law”, and as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) may be designated as an Approved Enterprise. Under that law, we receive certain tax benefits in Israel. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (24% for 2011) and could be required to refund tax benefits already received. We cannot assure you that such grants and tax benefits will be continued in the future at their current levels, if at all. The tax benefits under these investment plans are scheduled to gradually expire by 2015. The termination or reduction of certain programs and tax benefits (particularly benefits available to us as a result of the Approved Enterprise status of our facilities and programs) or a requirement to refund tax benefits already received may have a material adverse effect on our business, operating results and financial condition.

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (24% for 2011). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index. In 2006 and 2009, our investments plans have been categorized under the above amendment, and the tax benefits under these investment plans are scheduled to gradually expire by 2015 and 2020, respectively.

In January 2011, the Knesset (Israeli parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for a further amendment of the Investment Law. The amendment became effective as of January 1, 2011 and may increase our average tax rate in future years as discussed below. Pursuant to the amendment, a flat tax rate would apply to our entire income generated by our investment programs. We may opt to apply the amendment, and from then on, we will be subject to amended tax rates as follows:

for 2011 and 2012 - 15%;

for 2013 and 2014 - 12.5%; and

for 2015 and thereafter - 12%.

We may choose not to apply the amendment, in which case we will be subject to the Investment Law as it was in effect prior to the amendment until the expiration of our current investment programs.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2011. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

During the first quarter of 2011, we repurchased 130,000 shares of our common stock at an average price of $7.95 per share for approximately $1,030,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (January 1, 2011 to January 31, 2011)	—	—	—	1,889,000
Month #2 (February 1, 2011 to February 28, 2011)	130,000	7.95	130,000	1,759,000
Month #3 (March 1, 2011 to March 31, 2011)	—	—	—	1,759,000
TOTAL				1,759,000	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of March 31, 2011.

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

At March 31, 2011, 1,759,000 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 6.	EXHIBITS.

Exhibit 10.1	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 10, 2011	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)