Form 10-Q
period 2011-06-30
DSP GROUP INC /DE/
filed 2011-08-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-35256

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

As of August 1, 2011, there were 23,529,992 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,135	$33,912
Restricted deposit	121	121
Marketable securities and short-term deposits	33,570	29,903
Trade receivables, net	39,491	25,170
Deferred income taxes	146	121
Other accounts receivable and prepaid expenses	4,184	6,302
Inventories	17,764	18,803

TOTAL CURRENT ASSETS	126,411	114,332

PROPERTY AND EQUIPMENT, NET	7,052	7,786

LONG-TERM ASSETS:
Long-term marketable securities	72,458	75,825
Long-term prepaid expenses and lease deposits	559	642
Severance pay fund	11,502	11,336
Intangible assets, net	6,079	10,434
Investment in other companies	2,200	2,200

	92,798	100,437

TOTAL ASSETS	$226,261	$222,555

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$28,624	$19,206
Accrued compensation and benefits	9,452	11,728
Income tax accruals and payables	3,190	3,778
Accrued expenses and other accounts payable	8,288	7,547

Total current liabilities	49,554	42,259

LONG-TERM LIABILITIES:
Accrued severance pay	11,666	12,419
Accrued pensions	896	774

Total long-term liabilities	12,562	13,193

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at June 30, 2011 and December 31, 2010; Issued and outstanding shares: none at June 30, 2011 and December 31, 2010	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at June 30, 2011 and December 31, 2010;
Issued and outstanding shares: 23,313,683 and 23,252,547 shares at June 30, 2011 and December 31, 2010, respectively	23	23
Additional paid-in capital	338,844	335,132
Treasury stock	(117,942)	(119,280)
Accumulated other comprehensive income	1,065	355
Accumulated deficit	(57,845)	(49,127)

Total stockholders’ equity	164,145	167,103

Total liabilities and stockholders’ equity	$226,261	$222,555

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$58,517	$60,846	$107,293	$116,956
Cost of revenues (1)	36,767	37,592	68,315	70,113

Gross profit	21,750	23,254	38,978	46,843

Operating expenses:
Research and development (2)	14,210	13,541	28,400	27,032
Sales and marketing (3)	4,159	4,226	8,178	8,671
General and administrative (4)	3,600	3,615	6,670	7,377
Intangible assets amortization	2,198	2,488	4,394	4,985
Restructuring expenses (income)	—	—	(590)	—

Total operating expenses	24,167	23,870	47,052	48,065

Operating loss	(2,417)	(616)	(8,074)	(1,222)
Interest and other income, net	411	263	880	688

Loss before taxes on income	(2,006)	(353)	(7,194)	(534)
Taxes on income (income tax benefit)	35	14	(589)	17

Net loss	$(2,041)	$(367)	$(6,605)	$(551)

Net loss per share:
Basic	$(0.09)	$(0.02)	$(0.28)	$(0.02)

Diluted	$(0.09)	$(0.02)	$(0.28)	$(0.02)

Weighted average number of shares used in per share computations of net loss:
Basic	23,381	23,149	23,410	23,128

Diluted	23,381	23,149	23,410	23,128

(1)	Includes equity-based compensation expense in the amount of $102 and $167 for the three months ended June 30, 2011 and 2010, respectively; and $234 and $369 for the six months ended June 30, 2011 and 2010, respectively.
(2)	Includes equity-based compensation expense in the amount of $724 and $1,119 for the three months ended June 30, 2011 and 2010, respectively; and $1,606 and $2,502 for the six months ended June 30, 2011 and 2010, respectively.
(3)	Includes equity-based compensation expense in the amount of $257 and $325 for the three months ended June 30, 2011 and 2010, respectively; and $563 and $768 for the six months ended June 30, 2011 and 2010, respectively.
(4)	Includes equity-based compensation expense in the amount of $790 and $622 for the three months ended June 30, 2011 and 2010, respectively; and $1,309 and $1,438 for the six months ended June 30, 2011 and 2010, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$767	$1,309
Investing activities
Purchase of marketable securities	(32,478)	(45,499)
Purchase of deposits	(13,000)	—
Proceeds from maturity of marketable securities	31,333	15,996
Proceeds from sales of marketable securities	3,915	21,273
Proceeds from maturity of deposits	10,000	2,500
Proceeds from sales of property and equipment	—	41
Purchases of property and equipment	(1,581)	(2,271)

Net cash used in investing activities	(1,811)	(7,960)
Financial activities

Purchase of treasury stock	(2,161)	—
Issuance of treasury stock for cash upon exercise of options	368	269

Net cash provided by (used in) financing activities	(1,793)	269

Decrease in cash and cash equivalents	$(2,837)	$(6,382)

Cash erosion due to exchange rate differences	60	(195)

Cash and cash equivalents at the beginning of the period	$33,912	$37,986

Cash and cash equivalents at the end of the period	$31,135	$31,409

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended June 30, 2010	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	accumulated deficit	Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2010	23,134	$23		$328,423	$(120,871)	$(40,509)	$2,084		$169,150
Net loss	—	—		—	—	(367)	—	$(367)	(367)
Change in unrealized loss from hedging activities, net	—	—		—	—	—	(555)	(555)	(555)
Change in unrealized gain from marketable securities, net	—	—		—	—	—	(1,014)	(1,014)	(1,014)
Change in realized gain from pensions, net							(8)	(8)	(8)
Change in foreign currency translation adjustments, net	—	—		—	—	—	(545)	(545)	(545)

Total comprehensive income								$(2,489)

Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	21	—		—	227	(121)			106
Equity-based compensation	—	—		2,233	—	—	—		2,233

Balance at June 30, 2010	23,155	$23		$330,656	$(120,644)	$(40,997)	$(38)		$169,000

Three Months Ended June 30, 2011
Balance at March 31, 2011	23,388	$23		$336,971	$(117,493)	$(55,316)	$257		$164,442

Net loss	—	—		—	—	(2,041)	—	$(2,041)	(2,041)

Change in unrealized loss from hedging activities, net	—	—		—	—	—	54	54	54
Change in unrealized gain from marketable securities, net	—	—		—	—	—	531	531	531
Change in foreign currency translation adjustments, net	—	—		—	—	—	223	223	223

Total comprehensive income								$(1,233)

Purchase of treasury stock	(139)	*	)	—	(1,131)	—	—		(1,131)
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	65	—		—	682	(488)	—		194
Equity-based compensation	—	—		1,873	—	—	—		1,873

Balance at June 30, 2011	23,314	$23		$338,844	$(117,942)	$(57.845)	$1,065		$164,145

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Six Months Ended June 30, 2010	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	accumulated deficit	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2009	22,901	$23		$325,579	$(123,350)	$(38,937)	$2,174		$165,489
Net loss		—		—	—	(551)		$(551)	(551)
Change in unrealized loss from hedging activities, net		—		—	—	—	(505)	(505)	(505)
Change in unrealized gain from marketable securities, net		—		—	—	—	(899)	(899)	(899)
Change in unrealized gain from pensions, net		—		—	—	—	(15)	(15)	(15)
Change in foreign currency translation adjustments, net		—		—	—	—	(793)	(793)	(793)

Total comprehensive loss								$(2,763)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	194	*	)	—	2,064	(1,136)			928
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	60	*	)		642	(373)			269
Equity-based compensation	—	—		5,077	—	—			5,077

Balance at June 30, 2010	23,155	$23		$330,656	$(120,644)	$(40,997)	$(38)		$169,000

Six Months Ended June 30, 2011
Balance at December 31, 2010	23,253	$23		$335,132	$(119,280)	$(49,127)	$355		$167,103
Net loss		—		—	—	(6,605)		$(6,605)	(6,605)
Change in unrealized loss from hedging activities, net		—		—	—	—	66	66	66
Change in unrealized gain from marketable securities, net		—		—	—	—	339	339	339
Change in unrealized gain from pensions, net		—		—	—	—	37	37	37
Change in foreign currency translation adjustments, net		—		—	—	—	268	268	268

Total comprehensive loss								$(5,895)

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	214	*	)	—	2,278	(1,259)			1,019
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	115	*	)		1,221	(854)			367
Purchase of treasury stock	(268)	*	)	—	(2,161)	—	—		(2,161)
Equity-based compensation	—	—		3,712	—	—	—		3,712

Balance at June 30, 2011	23,314	$23		$338,844	$(117,942)	$(57,845)	$1,065		$164,145

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2010.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Work-in-process	$8,687	$5,148
Finished goods (*)	9,077	13,655

	$17,764	$18,803

(*)	The finished products inventory includes $589 and $803 of inventory held on consignment by other parties as of June 30, 2011 and December 31, 2010, respectively.

Write-off of inventory amounted to $451 and $189 for the six months ended June 30, 2011 and 2010, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	Unaudited
Net loss	$(2,041)	$(367)	$(6,605)	$(551)
Loss per share:
Basic	$(0.09)	$(0.02)	$(0.28)	$0.02)
Diluted	$(0.09)	$(0.02)	$(0.28)	$(0.02)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share	23,381	23,149	23,410	23,128
Weighted average number of shares of common stock used to compute diluted net earnings per share	23,381	23,149	23,410	23,128

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities and short-term deposits at June 30, 2011 and December 31, 2010:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short -term deposits	$16,020	$12,860	$—	$—	$16,020	$12,860
U.S. treasury and government agency securities	33,674	41,438	(41)	(552)	33,633	40,886
Corporate obligations	56,060	51,495	315	487	56,375	51,982

	$105,754	$105,793	$274	$(65)	$106,028	$105,728

The amortized cost of short-term deposits and available-for-sale debt securities at June 30, 2011, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$33,505	$67	$(2)	$33,570
Due after one year to seven years	72,249	388	(179)	72,458

	$105,754	$455	$(181)	$106,028

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of June 30, 2011, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statements of income.

The unrealized losses outstanding as of June 30, 2011 in certain of the Company’s marketable securities amounted to $181 and the total fair value of the marketable securities as of June 30, 2011 with such unrealized losses amounted to $26,405. The entire amount of the unrealized losses of $181 has been outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2011 and 2010 were $31,333 and $15,996, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2011 and 2010 were $3,915 and $21,273, respectively. Net realized gains from the sale of available-for sale marketable securities for the six months ended June 30, 2011 were $134, as compared to net realized gains of $1 for the same periods in 2010. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months and six months ended June 30, 2011 and June 30, 2010 does not include tax benefit associated with equity-based compensation expenses. During the three and six months ended June 30. 2011, the Company did not record significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,713 and $2,442 at June 30, 2011 and December 31, 2010, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2011 and December 31, 2010, the Company had accrued interest and penalties relating to unrecognized tax benefits of $325 and $506, respectively. The tax benefits for the first half of 2011 resulted from an approval received during the first quarter of 2011 from the Israeli governmental authorities with respect to the recognition for tax purposes of the Company’s research and development expenses for previous years.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 34% and 32% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively. Sales to VTech represented 33% and 34% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 17% and 23% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively. Additionally, Tomen Electronics accounted for 18% and 22% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% and 16% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively. Sales to Panasonic through Tomen Electronics generated 12% and 15% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively. Additionally, sales to Uniden America Corp. (“Uniden”) represented 14% and 11% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively. Sales to Uniden represented 13% and 12% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 10% of the Company’s total revenues for both the three months ended June 30, 2011 and 2010. Sales to CCT Telecom represented 11% and 10% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2011, the Company had outstanding forward contracts in the amount of $5,100 and outstanding option contracts in the amount of $7,250. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $563 and $24, respectively, at June 30, 2011. The Company recorded a net amount of $539 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at June 30, 2011.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2011 that resulted from the above referenced hedging transactions was $264, $45 and $32, respectively. The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2011 that resulted from the above referenced hedging transactions was $475, $81 and $57, respectively.

The fair value of the outstanding derivative instruments at June 30, 2011 and December 31, 2010 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2011	As of December 31, 2010
Derivative Assets Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	539	473

Total		$539	$473

*)	Estimated to be reclassified into earnings during the remainder of 2011 and 2012.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 31, 2011 and 2010 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2011	2010	2011	2010
Foreign exchange forward contracts	$395	(482)	679	(285)

	Gains Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2011	2010	2011	2010
Foreign exchange forward contracts	Operating expenses	341	73	613	220

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended June 30, 2011 and June 30, 2010:

The weighted average estimated fair value of employee stock options and stock appreciation rights (“SARs”) granted during the three months ended June 30, 2011 and 2010 was $3.33 and $3.37, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended June 30, 2011	Three months ended June 30, 2010
Volatility	50.65%	62.22%
Risk-free interest rate	2.02%	2.32%
Dividend yield	0%	0%
Pre-vest cancellation rate	4.22%	6.72%
Post-vest cancellation rate	3.83%	3.87%
Suboptimal exercise factor	1.44	1.52

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for stock options and SARs granted during the three months ended June 30, 2011 and 2010 derived from the binomial model was 3.98 years and 4.0 years, respectively.

Employee Stock Benefit Plans

As of June 30, 2011, the Company had four equity incentive plans and one employee stock purchase plan. As of June 30, 2011, approximately 744,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 2,152,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at March 31, 2011	11,845	$12.28
Options granted	—	—
SAR units granted (1)	50	$8.09
Options / SAR units cancelled/forfeited/expired	(386)	11.60
Options / SAR units exercised	(174)	6.27
Outstanding at June 30, 2011 (2)	11,335	$12.38	3.91	$10,602
Exercisable at June 30, 2011 (3)	7,505	$14.94	3.00	$4,896

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2011 ($8.7 per share).
(1)	The SAR units in the above table, which were granted subsequent to January 1, 2010, are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 7,985 shares of the Company’s common stock outstanding. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(3)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 5,201 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at June 30, 2011 with exercise prices above $8.7 per share (the closing price of the Company’s common stock on June 30, 2011) is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $8.7	5,098	$18.84	320	$10.39	5,418	$18.34
Less than $8.7	2,407	$6.67	3,510	$7.07	5,917	$6.91

Total	7,505	$14.94	3,830	$7.35	11,335	$12.38

The Company’s aggregate compensation expense for the three months ended June 30, 2011 and 2010 totaled $1,873 and $2,233, respectively.

The Company’s aggregate compensation expense for the six months ended June 30, 2011 and 2010 totaled $3,712 and $5,077, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011, there was $5,855 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2011 through 2015.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	June 30, 2011	June 30, 2010
Components of net periodic benefit cost
Service cost	$137	$147
Interest cost	41	70
Expected return on plan assets	(28)	(53)
Curtailment gain (1)	(660)	—

Net periodic benefit cost (income)	$(510)	$164

(1)	The curtailment gain derived from the closure of the Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

The net pension liability as of June 30, 2011 amounted to $896.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011.

	Balance as of June 30, 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$950	—	$950	—
Money market mutual funds	$9,420	$9,420	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$17,248	—	$17,248	—
U.S. government securities	$302		$302
Time deposits	$16,020	—	$16,020	—

Long-term marketable securities:
U.S. government securities	$33,331	—	$33,331	—
Corporate debt securities	$39,127	—	$39,127	—

Derivative liabilities	$539	—	$539	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010.

	Balance as of December 31, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$5,601	—	$5,601	—
Money market mutual funds	$5,231	$5,231	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$17,043	—	$17,043	—
Time deposits	$12,860	—	$12,860	—

Long-term marketable securities:
U.S. government securities	$40,886	—	$40,886	—
Corporate debt securities	$34,939	—	$34,939	—

Derivative liabilities	$473	—	$473	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2011 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

During the first six months of 2011, the Company repurchased 268,000 shares of common stock at an average purchase price of $8.05 per share for an aggregate purchase price of $2,161. As of June 30, 2011, approximately 1,620,000 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In July 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by one million shares of common stock such that as of August 1, 2011, an aggregate of 2,620,000 shares of common stock were available for repurchase pursuant to the Company’s share repurchase program.

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

During the first six months of 2011, the Company issued approximately 330,000 shares of common stock out of treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER

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

During the first quarter of 2011, the Company recorded total income of $590 in connection with the restructuring plan. The income resulted mainly from the closure of the Swiss facilities and the termination of employment of the employees of its Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

As of June 30, 2011, all of the restructuring payments were paid in connection with the above restructuring plan.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued authoritative guidance requiring most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. This guidance is effective for interim and annual periods beginning after December 15, 2011. Based upon the Company’s assessment of the impact of this guidance, the manner in which it presents other comprehensive income in its financial statements will be modified upon adoption.

NOTE 0—SUBSEQUENT EVENTS

On July 25, 2011, the Board of Directors of the Company approved the declaration of a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company on July 26, 2011. The dividend was paid on August 5, 2011 to the stockholders of record of the Company on August 5, 2011. In connection with the establishment of the Rights, the Company entered into a Rights Agreement, dated as of July 26, 2011, with American Stock Transfer & Trust Company, LLC, as rights agent, which specified the terms of the Rights (the “Rights Agreement”). Each Right allows its holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock for $45, once the Rights become exercisable. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. The Rights are not exercisable until 10 days after the public announcement that a person or group has become an acquiring person, as defined by the Rights Agreement (an “Acquiring Person”), by obtaining beneficial ownership of 10% or more of the outstanding common stock of the Company. The date when the Rights become exercisable is the “Distribution Date.” Until that date, the Company’s common stock certificates will also evidence the Rights, and any transfer of shares of the Company’s common stock will constitute a transfer of Rights. After that date, the Rights will separate from the Company’s common stock and be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of common stock. Any Rights held by an Acquiring Person are void and may not be exercised. New Rights will accompany any new shares of common stock the Company issues after August 5, 2011 until the Distribution Date. The Rights will expire on July 25, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•

Our belief that there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011 and that this slowdown will adversely impact our revenues for the second half of 2011 and result in operating loss for 2011;

•	Our belief that our new cost reduction program will result in approximately $5 million of operating cost savings on an annual basis starting in 2012;

•	Our belief that our new products will present unique opportunities for us to expand the domain of applications and add new customers served by our products;

•	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2011;

•

Our belief that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term;

•	Our belief that the market will remain price sensitive for the remainder of 2011 and that price erosion and decrease in our average selling prices of our products will continue;

•	Our belief that the shift to DECT products will continue for the remainder of 2011 which will put pressures on our gross margins; and

•	Our belief that our available cash and cash equivalents at June 30, 2011 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity for next-generation consumer products, including home gateways, IP phones, multimedia phones and home automation. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 95% of our total revenues for the first half of 2011.

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

Our business operates in a highly competitive environment characterized by rapid technological changes, short product life cycles, long lead time from design win to commercialization and price erosion. Furthermore, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in stagnant demands for consumer electronics products, accelerated erosion of prices, longer product cycles and decision-making processes at our customers’ organizations, and general adverse business conditions. Our revenues were $107.3 million for the first half of 2011, a decrease of 8% in comparison to the same period of 2010. The decrease in our revenues for the first half of 2011 in comparison to the same period of 2010 was caused primarily by the following: (1) our customers accumulated, in addition to their normal seasonal demands, additional inventory during the first half of 2010 in response to optimism about the market recovery in 2010, which resulted in our increased revenues for the first half of 2010 in comparison to the same period of 2011, and (2) as a result of this accumulation by our customers during the first half of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand from our customers during the first half of 2011, which resulted in our decreased revenues for the first half of 2011 in comparison to the same period of 2010. Revenues derived from the sale of DECT products represented 84% of our total revenues for the first six months of 2011, as compared to 79% of our total revenues for the first six months of 2010. Our gross margin decreased to 36.3% of our total revenues for the first half of 2011 from 40.0% for the first half of 2010 primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs, such as gold, and (iv) income from a reversal of a reserve, during the first half of 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue, which will continue to impact our revenues and gross margins. Our operating loss increased to $8.1 million for the first half of 2011 as compared to $1.2 million of operating loss for the first half of 2010, mainly as a result of a decrease in total revenues and gross margins during the first half of 2011 as compared to the same period in 2010.

In addition to general market competitiveness, the cordless telephony market, from which we derive most of our revenues, is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is stagnant, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Moreover, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers and their customers. Both of these trends will adversely impact our revenues for the second half of 2011.

Conversely, although next-generation products targeted at the convergence of voice, audio, video and data connectivity and enterprise-level VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. The introduction of next-generation productions also leads to price erosion of older products. As a result, we expect the market to remain price sensitive for the remainder of 2011 for our traditional cordless telephony products and expect that price erosion and decrease in the average selling prices of such products to continue, both of which may negatively affect our revenues and gross margins.

Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. Our operating expenses decreased by 2.0% to $47.1 million for the first half of 2011, as compared to $48.1 million for the first half of 2010. In addition, we are implementing a new cost reduction program, focused mainly on our research and development activities, and expect the program to result in approximately $5 million of operating cost savings on an annual basis starting in 2012. We are also concentrating our development efforts on next-generation products and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities. We are seeing strong evidence that our past research and development investments in new technologies, including the new cordless telephony DECT standard, the CAT-iq (Cordless Advanced Technology: Internet and Quality) protocol, the XpandR platform which integrates DECT and Wi-Fi capabilities, and CoIP (Cordless over IP) and advanced IP telephony technologies to be implemented mainly for enterprise use, are beginning to materialize. We have achieved a number of design wins for these new products and have began commercial shipments for some products with more shipments to occur during the second half of 2011. However, we can provide no assurances about our success in introducing new products and penetrating new markets. As a result, our past operating results should not be relied upon as an indication of future performance.

As of June 30, 2011, our principal source of liquidity consisted of cash and cash equivalents of $31.1 million and marketable securities and short term deposits of $106.0 million, totaling $137.2 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $58.5 million for the second quarter of 2011 as compared to $60.8 million for the same period in 2010. Our total revenues were $107.3 million for the first six months of 2011, as compared to $117.0 million for the same period in 2010. The decrease for the first six months of 2011 was primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of DECT products for the second quarter of 2011 and 2010 were $50.1 million and $49.1 million, respectively, representing 86% and 81%, respectively, of our total revenues for the respective periods, an increase of 2% in absolute dollars when comparing sales for the second quarter of 2011 to sales for the second quarter of 2010. Sales of DECT products for the first half of 2011 and 2010 were $90.2 million and $92.8 million, respectively, representing 84% and 79%, respectively, of our total revenues for the respective periods, representing a decrease of 3% in absolute dollars when comparing sales for the first half of 2011 to sales for the first half of 2010. Sales of 2.4GHz products were $4.9 million and $6.5 million for the second quarter of 2011 and 2010, respectively, represented 8% and 11%, respectively, of our total revenues for the second quarter of 2011 and 2010, representing a decrease of 25% in absolute dollars when comparing sales for the second quarter of 2011 to sales for the second quarter of 2010. Sales of 2.4GHz products for the first half of 2011 and 2010 were $9.9 million and $13.7 million, respectively, representing 9% and 12% of our total revenues for the second quarter of 2011 and 2010, representing a decrease of 28% in absolute dollars when comparing sales for the first half of 2011 to the first half of 2010.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
United States	$218	$282	$702	$734
Japan	18,175	20,596	32,737	39,947
Europe	2,506	2,289	4,808	5,965
China	2,055	1,613	4,303	2,831
Korea	2,162	2,312	3,991	3,881
Hong-Kong	30,177	31,757	55,329	60,191
Other	3,224	1,997	5,423	3,407

Total revenues	$58,517	$60,846	$107,293	$116,956

Sales to our customers in Hong Kong decreased for the second quarter and the first six months of 2011 as compared to the same periods of 2010, representing a 5% and 8% decrease, respectively, in absolute dollars. The decrease in our sales to Hong Kong for the first six months of 2011 resulted from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 10% decrease in absolute dollars for the first six months of 2011, as compared to the same periods of 2010. The decrease in our sales to Hong Kong for the second quarter of 2011 resulted from the decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”) and other HK-based customers. Sales to our customers in Japan decreased for the second quarter and the first six months of 2011 as compared to the same periods of 2010, representing a 12% and 18% decrease, respectively in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 25% and 23% decrease, respectively, in absolute dollars for the second quarter and the first six months of 2011, as compared to the same periods in 2010, and (ii) a decrease in sales to the Japanese domestic market, representing a 32% and 33% decrease, respectively, in absolute dollars for the second quarter and the first six months of 2011, as compared to the same periods in 2010.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. For example, as a result of the accumulation of inventory by our customers during the first half of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand from our customers during the first half of 2011 and further negatively impacting the seasonality trend for the first quarter of 2011. Also, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers and their customers. Both of these trends will adversely impact our revenues for the second half of 2011, including lower revenues for the third quarter as compared to prior comparable periods.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 34% and 32% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Sales to VTech represented 33% and 34% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Sales to CCT Telecom represented 10% of our total revenues for both the three months ended June 30, 2011 and 2010. Sales to CCT Telecom represented 11% and 10% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 17% and 23% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Additionally, Tomen Electronics accounted for 18% and 22% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 16% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Sales to Panasonic through Tomen Electronics generated approximately 12% and 15% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. Sales to Uniden American Corp. (“Uniden”) represented 14% and 11% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Sales to Uniden represented 13% and 12% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 86% and 84% of our total revenues for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, revenues from our DECT products represented 81% and 79% of our total revenues, respectively. Revenues from our 2.4GHz digital products represented 8% and 9% of our total revenues for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, revenues from our 2.4GHz digital products represented 11% and 12% of our total revenues, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2011. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 37.2 % for the second quarter of 2011 and 38.2% for the second quarter of 2010. Gross profit as a percentage of revenues was 36.3% for the first half of 2011 and 40.1% for the first half of 2010. The decrease in our gross profit for the comparable periods was primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs and related materials, such as gold, and (iv) income from a reversal of a reserve, during the first six months of 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

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

Research and Development Expenses. Our research and development expenses increased to $14.2 million for the second quarter of 2011 from $13.5 million for the second quarter of 2010. Research and development expenses increased to $28.4 million for the first six months of 2011 from $27.0 million for the first six months of 2010. The increase for the second quarter and the first six months of 2011 in research and development expenses, as compared to the comparable periods during 2010, was mainly due to (i) an increase in projects-related expenses (mainly tape-out expenses), and (ii) an increase in payroll expenses. The above increases were partially offset by a decrease in equity–based compensation expenses for the second quarter and the first six months of 2011, as compared to the comparable periods of 2010, in the amount of $0.4 million and $0.9 million, respectively.

Our research and development expenses as a percentage of our total revenues were 24% and 22% for the three months ended June 30, 2011 and 2010, respectively, and 26% and 23% for the six months ended June 30, 2011 and 2010, respectively. This increase in research and development expenses as a percentage of our total revenues was due to the decrease in absolute dollars of our total revenues and the increase in absolute dollars of research and development expenses for the three months and the six months ended June 30, 2011, as compared to the comparable periods of 2010.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $4.2 million for both the second quarter of 2011 and 2010. Sales and marketing expenses decreased to $8.2 million for the first six months of 2011 from $8.7 million for the first six months of 2010. The decrease in sales and marketing expenses was mainly attributed to (i) a decrease in equity-based compensation expenses in the amount of $0.2 million for the first six months of 2011, and (ii) a decrease in sales commission paid due to a lower level of revenues subject to sales commissions for the first six months of 2011, as compared to the same period of 2010.

Our sales and marketing expenses as a percentage of total revenues were 7% for both the three months ended June 30, 2011 and 2010, and 8% and 7% for the six months ended June 30, 2011 and 2010, respectively. This increase in sales and marketing expenses as a percentage of total revenues for the comparable six-month periods was due to the decrease in absolute dollars of our total revenues.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.6 million for both the second quarter of 2011 and 2010. General and administrative expenses decreased to $6.7 million for the first six months of 2011 from $7.4 million for the first six months of 2010. The decrease in general and administrative expenses was mainly attributed to (i) a decrease in equity-based compensation expenses in the amount of $0.1 million, and (ii) a decrease in payroll and facilities expenses derived from the reorganization of our European operations and the closure of our Swiss operations.

General and administrative expenses as a percentage of our total revenues were 6% for both the three and six months ended June 30, 2011 and 2010, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the second quarter of 2011, we recorded an expense of $2.2 million, as compared to $2.5 million for the three month ended June 30, 2010, relating to the amortization of intangible assets associated with the Acquisition. During the six months ended June 30, 2011, we recorded an expense of $4.4 million, as compared to $5.0 million for the six month ended June 30, 2010 relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring costs and other. During the first half of 2011, we recorded an income of $0.6 million in connection with a restructuring plan that was initiated during the third quarter of 2010. The above income resulted mainly from the closure of the Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

Financial and Other Income, net. Financial and other income, net, for the three months ended June 30, 2011 increased to $0.4 million from $0.3 million for the three months ended June 30, 2010. Financial and other income, net, for the six months ended June 30, 2011 increased to $0.9 million from $0.7 million for the six months ended June 30, 2010. The increase primarily was due to (i) the devaluation of the Euro against the U.S. dollar, which resulted in expenses associated with the exchange rate differences during the six months ended June 30, 2010, and (ii) a profit in the amount of $0.1 million resulting from the sale of certain marketable securities during the six months ended June 30, 2011, as compared to no profit recorded for the six months ended June 30, 2010.

Our total cash, cash equivalents and marketable securities were $137.2 million as of June 30, 2011, compared to $121.1 million as of June 30, 2010.

Provision for Income Taxes. During the first half of 2011, we recorded a tax benefit of $0.6 million, as compared to no income tax benefit recorded for the first half of 2010. The income tax benefit for the first half of 2011 was mainly attributed to an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years.

As of June 30, 2011 and December 31, 2010, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

For 2006 and 2009, DSP Group Ltd. elected the status of a Beneficiary Enterprise under the amendment to the Israeli Investment Law for its seventh and eight investment programs, respectively. The seventh and eighth programs entitle DSP Group Ltd. to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

Our investment programs that generate taxable income are currently subject to an average tax rate of approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. Our average tax rate for our investment programs may change in the future due to circumstances outside of our control and therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue at 10% in the future.

In January 2011, the Knesset (Israeli parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for a further amendment of the Israeli Investment Law. The amendment became effective as of January 1, 2011. Among other things, the amendment sets forth the following amended tax rates for income generated from qualified investment programs:

for 2011 and 2012 - 15%;

for 2013 and 2014 - 12.5%; and

for 2015 and thereafter - 12%.

We do not intend to implement the amendment in the foreseeable future, and intend to continue to comply with the Investment Law as in effect prior to enactment of the amendment until the expiration of our current investment programs. We are required to comply with the amendment subsequent to the expiration of our current investment programs and for any new qualified investment program, after a transitional period. As a result, the amendment may increase our average tax rate in future years.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first six months of 2011, we generated $0.8 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $1.3 million for the first six months of 2010. The decrease in cash generated from operating activities for the first six months of 2011, as compared to cash generated by operating activities for the same period in 2010, was mainly as a result of the increase in net loss in the amount of $6.1 million during the first six months of 2011, as compared to the same period in 2010. The decrease in cash generated from operating activities when comparing the respective periods was offset to some extent by (i) an increase in inventories by $3.2 million during the first six months of 2010, as compared to a decrease in inventories of $1.1 million during the first six months of 2011, and (ii) an increase in accounts receivables in the amount of $16 million during the first six months of 2010, as compared to an increase in the amount of $14 million during the first six months of 2011.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2011, we purchased $32.5 million of marketable securities and $13.0 million of short term deposits, as compared to $45.5 million purchase of marketable securities and $0 million of short term deposits during the first six months of 2010. During the first six months of 2011 and 2010, $31.3 million and $16 million, respectively, of marketable securities matured and were called by the issuers. During the first six months of 2011 and 2010, $3.9 million and $21.3 million, respectively, of marketable securities were sold. Additionally, during the first six months of 2011 and 2010, $10 million and $2.5 million, respectively, of short term deposits matured.

As of June 30, 2011, the amortized cost of our marketable securities, and short term deposits was $105.8 million and their stated market value was $106.0 million, representing an unrealized gain of $0.3 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first six months of 2011, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.6 million, as compared to $2.3 million for the first six months of 2010.

Financing Activities. During the first six months of 2011, we repurchased approximately 268,000 shares of our common stock at an average purchase price of $8.05 per share for an aggregate amount of approximately $2.2 million. We received $0.4 million and $0.3 million upon the exercise of employee stock options during the first six months of 2011 and 2010, respectively. We cannot predict cash flows from option exercises for future periods.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2.0 million shares. As of June 30, 2011, 1,620,000 shares of our common stock remain authorized for repurchase pursuant to our share repurchase program.

In July 2011, our Board of Directors authorized an increase in our share repurchase program by one million shares of common stock such that as of August 1, 2011, an aggregate of 2,620,000 shares of common stock were available for repurchase pursuant to our share repurchase program.

As of June 30, 2011, we had cash and cash equivalents totaling approximately $31.1 million and marketable securities of $106.0 million.

Our working capital at June 30, 2011 was $76.9 million, as compared to $88.7 million as of June 30, 2010. The decrease in working capital was mainly due to (i) a decrease in accounts receivable of $4.4 million, (ii) a decrease in other accounts receivable and prepaid expenses of $5.2 million, (iii) an increase in accounts payable of $2.6 million and, (iv) an increase in long-term marketable securities between June 30, 2010 and June 30, 2011 in the amount of $17.8 million. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2011, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2011. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

SUBSEQUENT EVENTS

On July 25, 2011, our Board of Directors approved the declaration of a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock on July 26, 2011. The dividend was paid on August 5, 2011 to our stockholders of record on August 5, 2011. In connection with the establishment of the Rights, we entered into a Rights Agreement, dated as of July 26, 2011, with American Stock Transfer & Trust Company, LLC, as rights agent, which specified the terms of the Rights (the “Rights Agreement”). Each Right allows its holder to purchase from us one one-thousandth of a share of Series B Junior Participating Preferred Stock for $45, once the Rights become exercisable. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. The Rights are not exercisable until 10 days after the public announcement that a person or group has become an acquiring person, as defined by the Rights Agreement (an “Acquiring Person”), by obtaining beneficial ownership of 10% or more of our outstanding common stock. The date when the Rights become exercisable is the “Distribution Date.” Until that date, our common stock certificates will also evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights. After that date, the Rights will separate from our common stock and be evidenced by book-entry credits or by Rights certificates that we will mail to all eligible holders of our common stock. Any Rights held by an Acquiring Person are void and may not be exercised. New Rights will accompany any new shares of common stock we issue after August 5, 2011 until the Distribution Date. The Rights will expire on July 25, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because NXP still manufactures certain of the CIPT business products we are subject to additional risks that may materially disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (9) changes to Risk Factor below entitled: “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” (10) changes to the Risk Factor below entitled: “We are exposed to fluctuations in currency exchange rates;” (11) changes to the Risk Factor below entitled “Because the markets in which we compete are highly competitive, and many of our competitors have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share;” and (12) changes to the Risk Factor below entitled “The anti-takeover provisions in our certificate of incorporation and bylaws, as well as our rights plan, could prevent or discourage a third party from acquiring us.” Furthermore, we have re-ordered some of the Risk Factors that appeared in our Annual Report on Form 10-K in this Quarterly Report on Form 10-Q, specifically, the Risk Factors below entitled: “In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance;” “There are several emerging market trends that may challenge our ability to continue to grow our business;” and “Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first six months of 2011. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 95% and 93% of our total revenues for the first half of 2011 and 2010, respectively. Revenues from our DECT products represented 84% and 79% of our total revenues for the first half of 2011 and 2010, respectively.

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

In addition to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is stagnant, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Moreover, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers and their customers. Both of these trends will adversely impact our revenues for the second half of 2011, including lower revenues for the third quarter and the year 2011 as compared to prior comparable periods and anticipated operating loss for 2011.

Furthermore, we believe new developments in the residential connectivity market may adversely affect the revenues we derive from our digital cordless telephony products. For example, the decline in fixed-line telephony together with the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, may compound the decrease in sales of products using fixed-line telephony. Our business also may be affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. Both of these trends would reduce our revenues derived from, and unit sales of, our digital cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 69% and 70% of our total revenues for the first half of 2011 and 2010, respectively. Sales to VTech represented 33% and 34% of our total revenues for the first half of 2011 and 2010, respectively. Sales to Panasonic represented 12% and 15% of our total revenues for the first half of 2011 and 2010, respectively. Sales to Uniden represented 13% and 12% of our total revenues for the first half of 2011 and 2010, respectively. Sales to CCT Telecom represented 11% and 10% of our total revenues for the first half of 2011 and 2010, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 18% and 21% of our total revenues for the first half of 2011 and 2010, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 15% of our total revenues for the first half of 2011 and 2010, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. For example, as a result of the accumulation of inventory by our customers during the first half of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand from our customers during the first half of 2011 and further negatively impacting the seasonality trend for the first quarter of 2011. Moreover, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers. Both of these trends will adversely impact our revenues for the second half of 2011, including lower revenues for the third quarter as compared to prior comparable periods.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and the increased sales of DECT products lower our gross margins. The shift to DECT products continued throughout the first half of 2011, and we anticipate that this trend will continue for the rest of 2011. This trend will continue to put pressure on our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the both first half of 2011 and 2010. Furthermore, pursuant to the acquisition of the CIPT Business from NXP (the “Acquisition”), we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

New technological developments in the home connectivity market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless fixed-line telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market, as well as on our success in developing and selling DECT, XpandR, CAT-iq and video products. We cannot assure you that we will succeed in expanding our product lines or portfolio of “system-on-a-chip” solutions, or that they would receive market acceptance.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2011, 264 of our 399 employees were located in Israel, including 187 out of 246 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our investment programs that generate taxable income are currently subject to an average tax rate of approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. Our average tax rate for our investment programs may change in the future due to circumstances outside of our control and therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue at 10% in the future.

In January 2011, the Knesset (Israeli parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for a further amendment of the Israeli Investment Law. The amendment became effective as of January 1, 2011. Among other things, the amendment sets forth the following amended tax rates for income generated from qualified investment programs:

for 2011 and 2012 - 15%;

for 2013 and 2014 - 12.5%; and

for 2015 and thereafter - 12%.

We do not intend to implement the amendment in the foreseeable future, and intend to continue to comply with the Investment Law as in effect prior to enactment of the amendment until the expiration of our current investment programs, after a transitional period. We are required to comply with the amendment subsequent to the expiration of our current investment programs and for any new qualified investment program. As a result, the amendment may increase our average tax rate in future years.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 94% of our total revenues for the first half of 2011. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

The anti-takeover provisions in our certificate of incorporation and bylaws, as well as our rights plan, could prevent or discourage a third party from acquiring us.

Our certificate of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our stockholders. We have a staggered board, which means it will generally take two years to change the composition of our board. Our board of directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a stockholder vote. We also have a rights plan in place. It is possible that these provisions as well as the rights plan may prevent or discourage third parties from acquiring us, even if the acquisition would be beneficial to our stockholders. In addition, these factors may also adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2011, we repurchased 138,808 shares of our common stock at an average price of $8.15 per share for approximately $1,131,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)
Month #1 (April 1, 2011 to April 30, 2011)	—	—	—	1,759,149
Month #2 (May 1, 2011 to May 31, 2011)	18,105	8.22	18,105	1,741,044
Month #3 (June 1, 2011 to June 30, 2011)	120,703	8.14	120,703	1,620,341
TOTAL				1,620,341	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of June 30, 2011.

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

At June 30, 2011, 1,620,000 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

In July 2011, our Board of Directors authorized an increase in our share repurchase program by one million shares of common stock such that as of August 1, 2011, an aggregate of 2,620,341 shares of common stock were available for repurchase pursuant to our share repurchase program.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Bylaws of DSP Group, Inc., effective as of July 25, 2011 (filed as Exhibit 3.1 to Registrant’s Current Report on 8-K filed on July 26, 2011, and incorporated herein by reference).

3.2	Certificate of Designations for DSP Group, Inc. Series B Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on July 26, 2011 (filed as Exhibit 3.2 to Registrant’s Current Report on 8-K filed on July 26, 2011, and incorporated herein by reference).

10.1	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eliyahu Ayalon, as amended, effective as of May 16, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference).

10.2	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference).

10.3	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Dror Levy, as amended, effective as of May 16, 2011 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference).

10.4	Rights Agreement, dated as of July 26, 2011, between DSP Group, Inc. and American Stock Transfer and Trust Company, LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchaser Preferred Shares as Exhibit C (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on July 26, 2011 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files*.

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2011	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)