Form 10-Q/A
period 2011-06-30
DSP GROUP INC /DE/
filed 2011-08-30
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE

DSP Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011(the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405(a)(2) of Regulation S-T. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of DSP Group, Inc., effective as of July 25, 2011 (filed as Exhibit 3.1 to Registrant’s Current Report on 8-K filed on July 26, 2011, and incorporated herein by reference)*.

3.2	Certificate of Designations for DSP Group, Inc. Series B Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on July 26, 2011 (filed as Exhibit 3.2 to Registrant’s Current Report on 8-K filed on July 26, 2011, and incorporated herein by reference)*.

10.1	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eliyahu Ayalon, as amended, effective as of May 16, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference)*.

10.2	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference)*.

10.3	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Dror Levy, as amended, effective as of May 16, 2011 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference)*.

10.4	Rights Agreement, dated as of July 26, 2011, between DSP Group, Inc. and American Stock Transfer and Trust Company, LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchaser Preferred Shares as Exhibit C (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on July 26, 2011 and incorporated herein by reference)*.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed previously with the Form 10-Q
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 30, 2011	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)