Form 10-Q
period 2011-09-30
DSP GROUP INC /DE/
filed 2011-11-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-35256

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

As of November 4, 2011, there were 23,024,141 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,575	$33,912
Restricted deposit	121	121
Marketable securities and short-term deposits	33,421	29,903
Trade receivables, net	29,991	25,170
Deferred income taxes	116	121
Other accounts receivable and prepaid expenses	4,364	6,302
Inventories	14,964	18,803

TOTAL CURRENT ASSETS	111,552	114,332

PROPERTY AND EQUIPMENT, NET	6,444	7,786

LONG-TERM ASSETS:
Long-term marketable securities and deposits	69,437	75,825
Long-term prepaid expenses and lease deposits	499	642
Severance pay fund	10,482	11,336
Intangible assets, net	3,854	10,434
Investment in other companies	2,200	2,200

	86,472	100,437

TOTAL ASSETS	$204,468	$222,555

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,368	$19,206
Accrued compensation and benefits	7,116	11,728
Income tax accruals and payables	2,904	3,778
Accrued expenses and other accounts payable	8,663	7,547

Total current liabilities	37,051	42,259

LONG-TERM LIABILITIES:
Accrued severance pay	10,719	12,419
Accrued pensions	823	774

Total long-term liabilities	11,542	13,193

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:

Capital stock:
Preferred stock, $ 0.001 par value -
Authorized shares: 5,000,000 at September 30, 2011 and December 31, 2010; Issued and outstanding shares: none at September 30, 2011 and December 31, 2010	—	—
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at September 30, 2011 and December 31, 2010; Issued and outstanding shares: 23,024,127 and 23,252,547 shares at September 30, 2011 and December 31, 2010, respectively	23	23
Additional paid-in capital	340,195	335,132
Treasury stock	(119,068)	(119,280)
Accumulated other comprehensive income	(1,339)	355
Accumulated deficit	(63,936)	(49,127)

Total stockholders’ equity	155,875	167,103

Total liabilities and stockholders’ equity	$204,468	$222,555

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$48,373	$65,154	$155,666	$182,110
Cost of revenues (1)	30,853	39,806	99,167	109,919

Gross profit	17,520	25,348	56,499	72,191

Operating expenses:
Research and development (2)	12,570	14,066	40,970	41,098
Sales and marketing (3)	4,179	4,332	12,357	13,003
General and administrative (4)	3,282	3,487	9,952	10,864
Intangible assets amortization	2,197	2,494	6,591	7,479
Restructuring expenses (income)	420	394	(170)	394

Total operating expenses	22,648	24,773	69,700	72,838

Operating income (loss)	(5,128)	575	(13,201)	(647)
Financial income, net	455	382	1,333	1,070

Income (loss) before taxes on income	(4,673)	957	(11,868)	423
Taxes on income (income tax benefit)	141	(960)	(448)	(943)

Net income (loss)	$(4,814)	$1,917	$(11,420)	$1,366

Net income (loss) per share:
Basic	$(0.21)	$0.08	$(0.49)	$0.06

Diluted	$(0.21)	$0.08	$(0.49)	$0.06

Weighted average number of shares used in per share computations of net income (loss):
Basic	23,371	23,352	23,397	23,202

Diluted	23,371	23,420	23,397	23,225

(1)	Includes equity-based compensation expense in the amount of $94 and $168 for the three months ended September 30, 2011 and 2010, respectively, and equity-based compensation expense in the amount of $328 and $537 for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Includes equity-based compensation expense in the amount of $635 and $1,115 for the three months ended September 30, 2011 and 2010, respectively, and equity-based compensation expense in the amount of $2,241 and $3,617 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Includes equity-based compensation expense in the amount of $231 and $370 for the three months ended September 30, 2011 and 2010, respectively, and equity-based compensation expense in the amount of $794 and $1,138 for the nine months ended September 30, 2011 and 2010, respectively.
(4)	Includes equity-based compensation expense in the amount of $391 and $613 for the three months ended September 30, 2011 and 2010, respectively, and equity-based compensation expense in the amount of $1,700 and $2,051 for the nine months ended September 30, 2011 and 2010, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$1,012	$11,718
Investing activities
Purchase of marketable securities	(47,986)	(75,819)
Purchase of deposits	(13,000)	—
Proceeds from maturity of marketable securities	48,235	29,996
Proceeds from sales of marketable securities	3,915	21,989
Proceeds from maturity of deposits	10,000	6,500
Proceeds from sales of property and equipment	59	48
Purchases of property and equipment	(2,067)	(2,718)

Net cash used in investing activities	(844)	(20,004)
Financial activities

Purchase of treasury stock	(5,580)	—
Issuance of treasury stock for cash upon exercise of options	368	284

Net cash provided by (used in) financing activities	(5,212)	284

Decrease in cash and cash equivalents	$(5,044)	$(8,002)

Cash erosion due to exchange rate differences	(293)	122

Cash and cash equivalents at the beginning of the period	$33,912	$37,986

Cash and cash equivalents at the end of the period	$28,575	$30,106

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Stockholders’ Equity
Three Months Ended September 30, 2010
Balance at June 30, 2010	23,155	$23		$330,656	$(120,644)	$(40,997)	$(38)		$169,000
Net income	—	—		—	—	1,917	—	$1,917	1,917
Change in unrealized gain from hedging activities, net	—	—		—	—	—	697	697	697
Change in unrealized gain from marketable securities, net	—	—		—	—	—	615	615	615
Change in unrealized gain from pensions, net							(1)	(1)	(1)
Change in foreign currency translation adjustments, net	—	—		—	—	—	676	676	676

Total comprehensive income								$3,904

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	195	*	)	—	2,074	(1,156)	—		918
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	4	*	)	—	42	(28)	—		14
Equity-based compensation	—	—		2,266	—	—	—		2,266

Balance at September 30, 2010	23,354	$23		$332,922	$(118,528)	$(40,264)	$1,949		$176,102

Three Months Ended September 30, 2011
Balance at June 30, 2011	23,314	$23		$338,844	$(117,942)	$(57,845)	$1,065		$164,145
Net income	—	—		—	—	(4,814)	—	$(4,814)	(4,814)
Change in unrealized gain from hedging activities, net	—	—		—	—	—	(593)	(593)	(593)
Change in unrealized gain from marketable securities, net	—	—		—	—	—	(1,277)	(1,277)	(1,277)
Change in foreign currency translation adjustments, net	—	—		—	—	—	(534)	(534)	(534)

Total comprehensive income (loss)								$(7,218)

Purchase of treasury stock	(507)	*	)	—	(3,419)	—	—		(3,419)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	209	*	)	—	2,206	(1,190)	—		1,016
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	8	*	)	—	87	(87)	—		—
Equity-based compensation	—	—		1,351	—	—	—		1,351

Balance at September 30, 2011	23,024	$23		$340,195	$(119,068)	$(63,936)	$(1,339)		$155,875

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income	Total Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine Months Ended September 30, 2010
Balance at December 31, 2009	22,901	$23		$325,579	$(123,350)	$(38,937)	$2,174		$165,489
Net income		—		—	—	1,366		$1,366	1,366
Change in unrealized gain from hedging activities, net		—		—	—	—	192	192	192
Change in unrealized loss from marketable securities, net		—		—	—	—	(284)	(284)	(284)
Change in unrealized gain from pensions, net		—		—	—	—	(16)	(16)	(16)
Change in foreign currency translation adjustments, net		—		—	—	—	(117)	(117)	(117)

Total comprehensive income								$1,141

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	389	*	)	—	4,138	(2,292)	—		1,846
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	64	*	)	—	684	(401)	—		283
Equity-based compensation	—	—		7,343	—	—	—		7,343

Balance at September 30, 2010	23,354	$23		$332,922	$(118,528)	$(40,264)	$1,949		$176,102

Nine Months Ended September 30, 2011
Balance at December 31, 2010	23,253	$23		$335,132	$(119,280)	$(49,127)	$355		$167,103
Net income		—		—	—	(11,420)		$(11,420)	(11,420)
Change in unrealized gain from hedging activities, net		—		—	—	—	(527)	(527)	(527)
Change in unrealized loss from marketable securities, net		—		—	—	—	(938)	(938)	(938)
Change in unrealized gain from pensions, net		—		—	—	—	37	37	37
Change in foreign currency translation adjustments, net		—		—	—	—	(266)	(266)	(266)

Total comprehensive income (loss)								$(13,114)

Purchase of treasury stock	(775)	(1)		—	(5,580)	—	—		(5,580)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	423	1		—	4,484	(2,448)	—		2,036
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	123	*	)	—	1,308	(941)	—		367
Equity-based compensation	—	—		5,063	—	—	—		5,063

Balance at September 30, 2011	23,024	$23		$340,195	$(119,068)	$(63,936)	$(1,339)		$155,875

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2010.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Work-in-process	$6,013	$5,148
Finished goods (*)	8,951	13,655

	$14,964	$18,803

(*)	The finished products inventory includes $232 and $803 of inventory held in consignment by other parties as of September 30, 2011 and December 31, 2010, respectively.

Write-off of inventory amounted to $629 and $389 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE C—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income (loss) per share further includes the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine month ended September 30,
	2011	2010	2011	2010
	Unaudited
Net income (loss)	$(4,814)	$1,917	$(11,420)	$1,366
Net income (loss) per share:
Basic	$(0.21)	$0.08	$(0.49)	$0.06
Diluted	$(0.21)	$0.08	$(0.49)	$0.06
Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share	23,371	23,352	23,397	23,202
Incremental shares attributable to exercise of outstanding options and stock appreciation rights (assuming proceeds would be used to purchase treasury stock)	—	68	—	23

Weighted average number of shares of common stock used to compute diluted net income (loss) per share	23,371	23,420	23,397	23,225

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest on securities are included in financial income, net. The following is a summary of available-for-sale securities, and short term deposits at September 30, 2011 and December 31, 2010:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short-term deposits	$15,874	$12,860	$—	$—	$15,874	$12,860
U.S. treasury and government agency securities	21,132	41,438	(86)	(552)	21,046	40,886
Corporate obligations	66,856	51,495	(918)	487	65,938	51,982

	$103,862	$105,793	$(1,004)	$(65)	$102,858	$105,728

The amortized cost of short and long-term deposit and available-for-sale debt securities at September 30, 2011, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$33,395	$30	$(4)	$33,421
Due after one year to seven years	70,467	279	(1,309)	69,437

	$103,862	$309	$(1,313)	$102,858

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2011, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and thus no impairment loss was realized in the Company’s condensed consolidated statement of income.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2011 amounted to $41,210. The entire amount of the $1,313 unrealized losses outstanding as of September 30, 2011, was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2011 and 2010 were $48,235 and $29,996, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2011 and 2010 were $3,915 and $21,989, respectively. Net realized gains from the sale of available-for sale marketable securities for the nine months ended September 30, 2011 were $139, as compared to net realized losses of $48 for the same period in 2010. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months and nine month ended September 30, 2011 and September 30, 2010 does not include tax benefit associated with equity-based compensation expenses. During the three and nine months ended September 30, 2011, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1,713 and $2,442 at September 30, 2011 and December 31, 2010, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2011 and December 31, 2010, the Company had accrued interest and penalties relating to unrecognized tax benefits of $325 and $506, respectively. The decrease in the amount of net unrecognized tax benefits for the first nine months of 2011 resulted from an approval received during the first quarter of 2011 from the Israeli governmental authorities with respect to the recognition for tax purposes of the Company’s research and development expenses for previous years.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 29% and 24% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Sales to VTech represented 32% and 30% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% and 27% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Tomen Electronics accounted for 19% and 24% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 16% and 18% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Sales to Panasonic through Tomen Electronics generated 13% and 16% of the Company’s revenues for the nine months ended September 30, 2011 and 2010, respectively. Additionally, sales to Uniden America Corp. (“Uniden”) represented 10% of the Company’s total revenues for both the three months ended September 30, 2011 and 2010, respectively. Sales to Uniden represented 12% and 11% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 10% of the Company’s total revenues for both the three months ended September 30, 2011 and 2010. Sales to CCT represented 11% and 10% of the Company’s total revenues nine months ended September 30, 2011 and 2010, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2011, the Company had outstanding forward contracts in the amount of $3,600 and outstanding option contracts in the amount of $18,150. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $0 and $54, respectively, at September 30, 2011. The Company recorded a net amount of $54 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at September 30, 2011.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2011 that resulted from the above referenced hedging transactions was $558, $95 and $67, respectively. The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2011 that resulted from the above referenced hedging transactions was $84, $14 and $10, respectively.

The fair value of outstanding derivative instruments at September 30, 2011 and December 31, 2010 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2011	As of December 31, 2010
Derivative Assets (Liabilities)
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses	—	473
	Accrued expenses and other accounts payable (*)	(54)	—

Total		$(54)	$473

*)	Estimated to be reclassified into earnings during 2011 and 2012.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2011 and 2010 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2011	2010	2011	2010
Foreign exchange forward contracts	$(486)	$751	$193	$467

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30,		for the nine months ended September 30,
	Location	2011	2010	2011	2010
Foreign exchange forward contracts	Operating expenses	$108	$55	$721	$275

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months ended September 30, 2011 and September 30, 2010:

There were no employee stock options and share appreciation rights (“SAR”) grants during the three months ended September 30, 2011. The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended September 30, 2010 was $3.10 per share, using the binomial model with the following weighted average assumptions (annualized percentages):

Three months ended September 30, 2010
Volatility	61.54%
Risk-free interest rate	2.01%
Dividend yield	0%
Pre-vest cancellation rate	3.71%
Post-vest cancellation rate	2.69%
Suboptimal exercise factor	1.63

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended September 30, 2010 derived from the binomial model was 4.02 years.

Employee Stock Benefit Plans

As of September 30, 2011, the Company had four equity incentive plans and one employee stock purchase plan. As of September 30, 2011, approximately 535,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 2,417,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2011	11,335	$12.37
Options granted	—	—
SAR units granted	—	—
Options / SAR units cancelled/forfeited/expired	(359)	$16.42
Options / SAR units exercised	(47)	$6.66
Outstanding at September 30, 2011 (1)	10,929	$12.27	3.76	$34
Exercisable at September 30, 2011 (2)	7,507	$14.53	2.92	$12

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2011 ($5.90 per share).

(1)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 7,711 shares of the Company’s common stock outstanding. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 5,207 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at September 30, 2011 with exercise prices above $5.90 per share (the closing price of the Company’s common stock on September 30, 2011) is as follows (in thousands):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $5.90	7,451	$14.60	3,335	$7.33	10,786	$12.35
Less than $5.90	56	$5.68	87	$5.64	143	$5.66
Total	7,507	$14.53	3,422	$7.29	10,929	$12.27

The Company’s aggregate compensation expense for the three months ended September 30, 2011 and 2010 totaled $1,351 and $2,266, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three months ended September 30, 2011 and 2010.

The Company’s aggregate compensation expense for the nine months ended September 30, 2011 and 2010 totaled $5,063 and $7,343, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, there was $4,534 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s stock equity plans. This amount is expected to be recognized during the period from 2011 through 2015.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	September 30, 2011	September 30, 2010
Components of net periodic benefit cost
Service cost	$179	$223
Interest cost	52	108
Expected return on plan assets	(28)	(83)
Curtailment gain (1)	(660)	—

Net periodic benefit cost (income)	$(457)	$248

(1)	The curtailment gain is derived from the closure of the Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

The net pension liability as of September 30, 2011 amounted to $823.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011.

	Balance as of September 30, 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$12,230	—	$12,230	—
Money market mutual funds	$3,939	$3,939	—	—

Short-term marketable securities and cash deposits:
U.S. government securities	$301	—	$301	—
Corporate debt securities	$17,246	—	$17,246	—
Time deposits	$15,874	—	$15,874	—

Long-term marketable securities:
U.S. government securities	$20,745	—	$20,745	—
Corporate debt securities	$48,692	—	$48,692	—

Derivative liabilities	$54	—	$54	—

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2011 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

In July 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by one million shares of common stock.

During the third quarter of 2011, the Company repurchased 506,623 shares of common stock at an average price of $6.75 per share for approximately $3,419. During the first nine months of 2011, the Company repurchased 775,025 shares of common stock at an average purchase price of $7.20 per share for an aggregate purchase price of approximately $5,580. As of September 30, 2011, 2,113,718 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program

Repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins” and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

During the first nine months of 2011, the Company issued approximately 547,000 shares of common stock from treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

On July 25, 2011, the Company’s Board of Directors approved the declaration of a dividend of one preferred share purchase right (a “Right”) for each outstanding share of its common stock on July 26, 2011. The dividend was paid on August 5, 2011 to the Company’s stockholders of record on August 5, 2011. In connection with the establishment of the Rights, the Company entered into a Rights Agreement, dated as of July 26, 2011, with American Stock Transfer & Trust Company, LLC, as rights agent, which specified the terms of the Rights (the “Rights Agreement”). Each Right allows its holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock for $45, once the Rights become exercisable. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. The Rights are not exercisable until 10 days after the public announcement that a person or group has become an acquiring person, as defined by the Rights Agreement (an “Acquiring Person”), by obtaining beneficial ownership of 10% or more of the Company’s outstanding common stock. The date when the Rights become exercisable is the “Distribution Date.” Until that date, the Company’s common stock certificates will also evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights. After that date, the Rights will separate from the Company’s common stock and be evidenced by book-entry credits or by Rights certificates that the Company will mail to all eligible holders of its common stock. Any Rights held by an Acquiring Person are void and may not be exercised. New Rights will accompany any new shares of common stock the Company issues after August 5, 2011 until the Distribution Date. The Rights will expire on July 25, 2012.

NOTE M—RESTRUCTURING COSTS AND OTHER

During the third quarter of 2011, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for certain of its U.S facilities. The Company recorded an expense in the amount of $419 in the third quarter of 2011, consisting of employee severance costs and lease agreement termination.

As of September 30, 2011, no restructuring payments were made in connection with the above restructuring plan.

During the third quarter of 2010, the Company initiated a restructuring plan to improve operational efficiencies at its Swiss subsidiary and reduce its operating expenses for fiscal year 2011. As a result of the closure of the Swiss facilities in 2011 and the termination of employment of all the Swiss subsidiary’s employees, the Company incurred total costs of $463 in 2010, which were primarily related to costs associated with involuntary employee terminations.

During the first quarter of 2011, the Company recorded total income of $590 in connection with the restructuring plan implemented in the third quarter of 2010. The income resulted mainly from the closure of the Swiss facilities and the termination of employment of the employees of its Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

As of September 30, 2011, all of the restructuring payments were paid in connection with the above Swiss restructuring plan.

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

In September 2011, the FASB amended its accounting guidance on testing goodwill for impairment by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amendments do not change the guidance for how goodwill is calculated or when goodwill is tested for impairment. The amendments are effective for fiscal years beginning after December 15, 2011. The Company does not anticipate material impact on its financial statements upon adoption.

For additional description of recent accounting pronouncements relevant to the Company, please refer to “Recently issued accounting standards” section included in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•

Our belief that there is a continuation of a near-term and temporary slowdown in demand for cordless telephony products that we anticipate will result in a softer than expected outlook for the fourth quarter and adversely impact our revenues for the last quarter of 2011;

•	Our belief that our past research and development investments in new technologies are beginning to materialize;

•	Our belief that our new cost reduction program will result in approximately $5 million of operating cost savings on an annual basis in 2012;

•	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2011;

•

Our belief that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term;

•	Our belief that the market will remain price sensitive for the remainder of 2011 and that price erosion and decrease in our average selling prices of our products will continue;

•	Our belief that the shift to DECT products will continue for the remainder of 2011 which will put pressures on our gross margins; and

•	Our belief that our available cash and cash equivalents at September 30, 2011 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity for next-generation consumer products, including home gateways, IP phones, multimedia phones and home automation. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 95% of our total revenues for the first nine months of 2011.

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

Our revenues were $155.7 million for the first nine months of 2011, a decrease of 14.5% in comparison to the same period of 2010. The decrease in our revenues for the nine months of 2011 in comparison to the same period of 2010 was caused primarily by a decrease in demand from our customers during the first nine months of 2011 that we believe is a part of an overall slowdown in consumer markets and decrease in demand within the end markets for our products. The decrease is also a result of the fact that our customers accumulated, in addition to their normal seasonal demands, additional inventory during the first nine months of 2010 in response to optimism about the market recovery in 2010. Revenues derived from the sale of DECT products represented 83% of our total revenues for the first nine months of 2011, as compared to 80% of our total revenues for the nine months of 2010. Our gross margin decreased to 36.3% of total revenues for the first nine months of 2011 from 39.6% for the first nine months of 2010, primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs, such as gold, and (iv) income from a reversal of a reserve, during the first nine months of 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations. Competition has historically increased pricing pressures for our products and decreased our average selling prices, and we believe this trend will continue, which will continue to adversely impact our revenues and gross margins. Our operating loss increased to $13.2 million for the first nine months of 2011 as compared to $0.6 million of operating loss for the first nine months of 2010, mainly as a result of a decrease in total revenues and gross margins during the first nine months of 2011 as compared to the same period in 2010.

With respect to the fourth quarter of 2011, we believe there is a continuation of a near-term and temporary slowdown in demand for cordless telephony products that we anticipate will result in a softer than expected outlook for the fourth quarter. We believe there are two main reasons for the weakness: (i) softer consumer demand mainly in the North American market with September retail sell through figures for cordless telephony products down by as much as 22% versus the same period last year, as well as weakness in demand for cordless telephony products in Europe, and (ii) in anticipation of this market slowdown, we have and are witnessing certain reduction of normalized inventory levels by our customers and generally tighter inventory policies across their supply chain to minimize working capital exposure. Both of these trends have adversely impacted our revenues for the first nine months of 2011 and will continue to adversely impact our revenues for the last quarter of 2011.

In addition to general market competitiveness and weakness in consumer demands, the cordless telephony market, from which we derive most of our revenues, is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is stagnant, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

In response to market trends, we are concentrating our development efforts on new products, also referred to as next generation products, to leverage market opportunities based on our strong technology base, established customer relationships and evolving consumer demands. Our next generation products include three main categories of products: (i) DECT/CAT-iq integrated circuits targeted for residential gateway devices supplied by telecommunications service providers that integrate the DECT/CAT-iq functionality and address the newly evolving market of smart home phones; (ii) VoIP products for home, SoHo and enterprises; and (iii) fixed-mobile convergence solutions. The first phase of products that integrate residential gateway products involves the integration of our DECT chip into the residential gateway, thereby allowing telecommunication service operators to transform gateways into a base of the cordless system. The second phase of products that integrate residential gateway products involves the integration of our multimedia XpandR chipset into the residential gateway and cordless handsets, thereby enabling a distributed multimedia environment for smart, home-connected devices embedded with DECT and Wi-Fi. These devices, on top of delivering advanced voice services, will support many home-related applications such as audio/video controls, home automation, monitoring and safety, as well as wireless multimedia streaming and processing, including music, HD video and video communications. Our second category of new products, the VoIP products, involves a technology that enables users to make voice calls via a broadband Internet connection, thereby enabling the design and production of low-cost terminals to provide best in class voice and call quality, expandability, multi line and multi-handset phones with an integrated full functionality PBX. Our third category of new products, the fixed-mobile convergence solutions, involves products that enable dual-mode, fixed-mobile handsets with connectivity within the residence or outdoors. Other products in this category include dual-mode, fixed-mobile base terminal and cordless products with Bluetooth connectivity.

We are seeing strong evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for these new products and have began commercial shipments for some products with more shipments to occur during the last quarter of 2011. Aggregate revenues from our next generate products were 13% of our total revenues for the third quarter of 2011 and 10% of our total revenues for the first nine months of 2011. However, we can provide no assurances about our success in introducing new products and penetrating new markets. Furthermore, although next-generation products targeted at the convergence of voice, audio, video and data connectivity and at enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. The introduction of next-generation productions also may lead to price erosion of older products. As a result, we expect the market to remain price sensitive for the remainder of 2011 for our traditional cordless telephony products and expect that price erosion and decrease in the average selling prices of such products to continue, both of which will negatively affect our revenues and gross margins for the fourth quarter and full year 2011.

Nonetheless, we recognize the competitive landscape and are actively engaged in addressing these market challenges and trends. Our operating expenses decreased by 4.3% to $69.7 million for the first nine months of 2011, as compared to $72.8 million for the first nine months of 2010. In addition, we are implementing a new cost reduction program, focused mainly on our research and development activities, and expect the program to result in approximately $5 million of operating cost savings on an annual basis in 2012.

As of September 30, 2011, our principal source of liquidity consisted of cash and cash equivalents of $28.6 million and marketable securities and short term deposits of $102.9 million, totaling $131.5 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $48.4 million for the third quarter of 2011, as compared to $65.1 million for the same period in 2010. Our total revenues were $155.7 million for the first nine months of 2011, as compared to $182.1 million for the same period in 2010. The decrease for the first nine months of 2011 was primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of DECT products for the third quarter of 2011 and 2010 were $39.5 million and $52.6 million, respectively, representing 82% and 81%, respectively, of our total revenues for the respective periods, a decrease of 25% in absolute dollars when comparing sales for the third quarter of 2011 to sales for the third quarter of 2010. Sales of DECT products for the first nine months of 2011 and 2010 were $129.7 million and $145.3 million, respectively, representing 83% and 80%, respectively, of our total revenues for the respective periods, representing a decrease of 11% in absolute dollars when comparing sales for the first nine months of 2011 to sales for the first nine months of 2010. Sales of 2.4GHz products were $4.1 million and $8.1 million for the third quarter of 2011 and 2010, respectively, represented 9% and 12%, respectively, of our total revenues for the third quarter of 2011 and 2010, representing a decrease of 49% in absolute dollars when comparing sales for the third quarter of 2011 to sales for the third quarter of 2010. Sales of 2.4GHz products for the first nine months of 2011 and 2010 were $14.0 million and $21.8 million, respectively, representing 9% and 12% of our total revenues for the second quarter of 2011 and 2010, representing a decrease of 35% in absolute dollars when comparing sales for the first nine months of 2011 to the first nine months of 2010.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
United States	$788	$405	$1,490	$1,139
Japan	15,333	23,882	48,070	63,829
Europe	2,312	5,182	7,120	11,147
Hong-Kong	23,381	29,811	78,710	90,002
Korea	873	2,767	4,864	6,648
China.	2,423	1,903	6,726	4,735
Taiwan	2,180	686	6,242	2,165
Other	1,083	518	2,444	2,445

Total revenues	$48,373	$65,154	$155,666	$182,110

Sales to our customers in Hong Kong decreased for the third quarter and the first nine months of 2011, as compared to the same periods of 2010, representing a decrease of 22% and 13%, respectively, in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from the decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), Vtech Holding Ltd. (“Vtech”) and other HK-based customers. Sales to our customers in Japan decreased for the third quarter and the first nine months of 2011 as compared to the same period of 2010, representing a decrease of 36% and 25%, respectively, in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 35% and 28% decrease, respectively, in absolute dollars for the third quarter and the first nine months of 2011, as compared to the same periods in 2010, and (ii) a decrease in sales to the Japanese domestic market, representing a 53% and 41% decrease, respectively, in absolute dollars for the third quarter and the first nine months of 2011, as compared to the same periods in 2010.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. For example, as a result of the accumulation of inventory by our customers during the first half of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand from our customers during the first nine months of 2011 and further negatively impacting the seasonality trend for the first quarter of 2011. Also, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers and their customers. Both of these trends adversely impacted our revenues for the third quarter of 2011 and will adversely impact our revenues for the last quarter of 2011.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 29% and 24% of our total revenues for the three months ended September 30, 2011 and 2010, respectively. Sales to VTech represented 32% and 30% of total revenues for both the nine months ended September 30, 2011 and 2010.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”) accounted for 21% and 27% of our total revenues for the three months ended September 30, 2011 and 2010, respectively. Revenues derived from sales through Tomen Electronics accounted for 19% and 24% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 18% for the three months ended September 30, 2011 and 2010, respectively. Sales to Panasonic through Tomen Electronics generated approximately 13% and 16% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Sales to Uniden America Corp. (“Uniden”) represented 10% of our total revenues for both the three months ended September 30, 2011 and 2010. Sales to Uniden represented 12% and 11% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and/or Uniden and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

Sales to CCT Telecom represented 10% of our total revenues for both the three months ended September 30, 2011 and 2010. Sales to CCT Telecom represented 11% and 10% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 82% and 83% of our total revenues for the three and nine months ended September 30, 2011, respectively. Revenues from our DECT products represented 81% and 80% of our total revenues for the three and nine months ended September 30, 2010, respectively. Revenues from our 2.4GHz digital products represented 9% of our total revenues for both the three and nine months ended September 30, 2011. Revenues from our 2.4GHz digital products represented 12% of our total revenues for both the three and nine months ended September 30, 2010. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2011. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 36.2% for the third quarter of 2011 and 38.9% for the third quarter of 2010. Gross profit as a percentage of revenues was 36.3% for the first nine months of 2011 and 39.6% for the first nine months of 2010. The decrease in our gross profit for the comparable periods was primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs and related materials, such as gold, and (iv) income from a reversal of a reserve, during the first nine months of 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

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

Research and Development Expenses. Our research and development expenses decreased to $12.6 million for the third quarter of 2011 from $14.1 million for the third quarter of 2010. Research and development expenses decreased to $41.0 million for the first nine months of 2011 from $41.1 million for the first nine months of 2010. The decrease for the third quarter of 2011 in research and development expenses, as compared to the comparable period in 2010, was mainly due to (i) a decrease in the number of research and development employees, which resulted in a decrease in payroll related expenses in the amount of $0.7 million, and (ii) a decrease in equity-based compensation expenses in the amount of $0.5 million. The decrease for the first nine months of 2011 in research and development expenses, as compared to the comparable period in 2010, was mainly due to a decrease in equity-based compensation expenses in the amount of $1.4 million. The decrease in research and development expenses for the first nine months of 2011, as compared to the first nine months of 2010, was offset mainly by an increase in projects-related expenses, mainly tape-out expenses.

Our research and development expenses as a percentage of total revenues were 26% and 22% for the three months ended September 30, 2011 and 2010, respectively, and 26% and 23% for the nine months ended September 30, 2011 and 2010, respectively. This increase in research and development expenses as a percentage of our total revenues was due to the decrease in absolute dollars of our total revenues for the three and nine months ended September 30, 2011, as compared to the comparable periods of 2010.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $4.2 million for the third quarter of 2011 from $4.3 million for the third quarter of 2010. Sales and marketing expenses decreased to $12.4 million for the first nine months of 2011 from $13.0 million for the first nine months of 2010. The decrease in sales and marketing expenses for the first nine months of 2011 compared to 2010 was mainly attributed to (i) a decrease in equity-based compensation expenses in the amount of $0.3 million for the first nine months of 2011, and (ii) a decrease in sales commission paid due to a lower level of revenues subject to sales commissions for the first nine months of 2011, as compared to the same period of 2010. The decrease in sales and marketing expenses for the third quarter of 2011 as compared to 2010 was due to the same factors cited above, offset to some extent by an increase in the number of sales and marketing employees and payroll related expenses in the amount of $0.3 million.

Our sales and marketing expenses as a percentage of total revenues were 9% and 7% for the three months ended September 30, 2011 and 2010, and 8% and 7% for the nine months ended September 30, 2011 and 2010, respectively. The increase in sales and marketing expenses as a percentage of total revenues for the comparable periods was due to the decrease in absolute dollars of our total revenues for the three months and nine months ended September 30, 2011.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $3.3 million for the third quarter of 2011 from $3.5 million for the third quarter of 2010. General and administrative expenses decreased to $10.0 million for the first nine months of 2011 from $10.9 million for the first nine months of 2010. The decrease in general and administrative expenses was mainly attributed to (i) a decrease in payroll and facilities expenses derived from the reorganization of our European operations and the closure of our Swiss operations, and (ii) a decrease in equity-based compensation expenses in the amounts of $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010. These decreases were offset to some extent by an increase in other general and administrative expenses, such as legal and investor’s relations expenses.

General and administrative expenses as a percentage of total revenues were 7% and 5% for the three months ended September 30, 2011 and 2010, and 6% for both the nine months ended September 30, 2011 and 2010, respectively. The increase in general and administrative expenses as a percentage of total revenues for the comparable periods was due to the decrease in absolute dollars of our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the third quarter of 2011, we recorded an expense of approximately $2.2 million, as compared to $2.5 million for the three months ended September 30, 2010, relating to the amortization of intangible assets associated with the Acquisition. During the nine months ended September 30, 2011, we recorded an expense of approximately $6.6 million, as compared to $7.5 million for the nine months ended September 30, 2010, relating to the amortization of intangible assets associated with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring Costs and Other. During the third quarter of 2011, as part of our plan to improve operational efficiencies and reduce our operating expenses for fiscal year 2012, we restructured our U.S. operations. As part of this restructuring plan, we executed termination agreements with certain of our U.S. employees and renegotiated the lease for certain of our U.S. facilities. We recorded an expense in the amount of $0.4 million during the third quarter of 2011, consisting of employee severance costs and lease agreement termination.

During the third quarter of 2010, as part of our plan to improve efficiencies in our European operations, we restructured our Swiss operations. As a part of this restructuring plan, we executed termination agreements with all of the employees of our Swiss subsidiary. We recorded an expense in the amount of $0.4 million during the third quarter of 2010, consisting primarily of employee severance costs.

During the first nine months of 2011, we recorded a restructuring income of $0.2 million, which was composed of an income of $0.6 million associated with the restructuring plan that we initiated during the third quarter of 2010, offset by restructuring expenses in the amount of $0.4 million associated with the restructuring of our U.S. operations plan as noted above. The above referenced income resulted mainly from the closure of our Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of our Swiss pension plan during the first quarter of 2011.

Financial Income, net. Financial income, net, for the three months ended September 30, 2011 increased to $0.5 million from $0.4 million for the three months ended September 30, 2010. Financial income, net, for the nine months ended September 30, 2011 increased to $1.3 million from $1.1 million for the nine months ended September 30, 2010. The increase in financial income, net for the nine months ended September 30, 2011 as compared to 2010 was mainly due to (i) the devaluation of the Euro against the U.S. dollar, which resulted in higher expenses associated with the exchange rate differences during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2011, and (ii) a profit in the amount of $0.1 million resulting from the sale of certain marketable securities during the nine months ended September 30, 2011, as compared to no profit recorded for the nine months ended September 30, 2010. The increase in financial income, net for the three months ended September 30, 2011 as compared to 2010 was mainly due to a loss in the amount of $0.1 million resulting from the sale of certain marketable securities during the three months ended September 30, 2010 as compared to no loss recorded for the three months ended September 30, 2011.

Our total cash, cash equivalents and marketable securities were $131.4 million as of September 30, 2011, compared to $131.8 million as of September 30, 2010.

Provision for Income Taxes. Our income tax benefit was $0.4 million for the first nine months of 2011, as compared to an income tax benefit of $0.9 million for the first nine months of 2010. Our taxes on income for the third quarter of 2011 were $0.1 million, as compared to an income tax benefit of $1.0 million for the third quarter of 2010, as a result of the reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of the applicable statute of limitations during the third quarter of 2010. The income tax benefit for the first nine months of 2011 was mainly attributed to an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years. The income tax benefit for the first nine months of 2010 was mainly attributed to a reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of the applicable statute of limitations.

During the three and nine months ended September 30, 2011, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first nine months of 2011, we generated $1.0 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $11.7 million for the first nine months of 2010. The decrease in cash generated from operating activities for the comparable peirod was mainly as a result of (i) an increase in net loss in the amount of $12.8 million for the first nine months of 2011, as compared to the same period in 2010, (ii) a decrease in accounts payables of $0.8 million during the first nine months of 2011, as compared to an increase in accounts payables of $8.2 million during the first nine months of 2010, (iii) a decrease in prepaid expenses by $1.5 million during the first nine months of 2011, as compared to a decrease in prepaid expenses of $5.4 million during the first nine months of 2010, which resulted from advances that were returned from tax authorities, and (iv) a decrease in accrued compensation and benefits of $2.6 million during the first nine months of 2011, as compared to an increase in accrued compensation and benefits of $1.4 million during the first nine months of 2010. The decrease in the amount of cash generated from operating activities for the first nine months of 2011, as compared to the first nine months of 2010, was offset to some extent by (i) an increase in accounts receivable by $4.8 million during the first nine months of 2011, as compared to an increase in accounts receivable of $16.2 million during the first nine months of 2010, and (ii) a decrease in inventories of $3.9 million during the first nine months of 2011, as compared to an increase in inventories of $5.0 million during the first nine months of 2010.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2011, we purchased $48.0 million of marketable securities and $13.0 million of short term deposits, as compared to $75.8 million purchase of marketable securities and no purchase of short term deposits during the first nine months of 2010. During the first nine months of 2011 and 2010, $48.2 million and $30.0 million, respectively, of marketable securities matured and were called by the issuers. During the first nine months of 2011 and 2010, $3.9 million and $22.0 million, respectively, of marketable securities were sold. Additionally, during the first nine months of 2011 and 2010, $10 million and $6.5 million, respectively, of short term deposits matured.

As of September 30, 2011, the amortized cost of our marketable securities, and short term deposits was $103.9 million and their stated market value was $102.9 million, representing an unrealized loss of $1.0 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first nine months of 2011, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $2.1 million, as compared to $2.7 million for the first nine months of 2010.

Financing Activities. During the third quarter of 2011, we repurchased 506,623 shares of common stock at an average price of $6.75 per share for approximately $3,419,000. During the first nine months of 2011, we repurchased 775,025 shares of our common stock at an average purchase price of $7.2 per share for approximately $5.6 million. We received $0.4 million and $0.3 million upon the exercise of employee stock options during the first nine months of 2011 and 2010, respectively. We cannot predict cash flows from option exercises for future periods.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2.0 million shares. In July 2011, our Board of Directors authorized an increase in our share repurchase program by another one million shares of common stock. As of September 30, 2011, 2,113,718 shares of our common stock remain authorized for repurchase pursuant to our share repurchase program.

As of September 30, 2011, we had cash and cash equivalents totaling approximately $28.6 million and marketable securities and deposits of approximately $102.9 million.

Our working capital at September 30, 2011 was approximately $74.5 million, compared to $83.2 million as of September 30, 2010. The decrease in working capital was mainly due to (i) a decrease in accounts receivable of $14.5 million, and (ii) a decrease in other accounts receivable and prepaid expenses of $4.5 million. The decrease in our working capital for the first nine months of 2011, as compared to the first nine months of 2010, was offset to some extent by a decrease in trade payables in the amount of $8.1 million. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2011, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2011. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first nine months of 2011. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% of our total revenues for the both first nine months of 2011 and 2010. Revenues from our DECT products represented 83% and 80% of our total revenues for the first nine months of 2011 and 2010, respectively.

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

In addition to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is stagnant, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Moreover, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers and their customers. Both of these trends will adversely impact our revenues for the second half of 2011, including lower revenues for the last quarter and the year 2011 as compared to prior comparable periods and anticipated operating loss for 2011.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 68% and 67% of our total revenues for the first nine months of 2011 and 2010, respectively. Sales to VTech represented 32% and 30% of our total revenues for the first nine months of 2011 and 2010, respectively. Sales to Panasonic represented 13% and 16% of our total revenues for the first nine months of 2011 and 2010, respectively. Sales to Uniden represented 12% and 11% of our total revenues for the first nine months of 2011 and 2010, respectively. Sales to CCT Telecom represented 11% and 10% of our total revenues for the first nine months of 2011 and 2010, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 19% and 24% of our total revenues for the first nine months of 2011 and 2010, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13% and 16% of our total revenues for the first nine months of 2011 and 2010, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually. For example, as a result of the accumulation of inventory by our customers during the first nine months of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand from our customers during the first nine months of 2011 and further negatively impacting the seasonality trend for the first quarter of 2011. Moreover, we believe there is a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers. Both of these trends adversely impacted our revenues for the third quarter of 2011 and will adversely impact our revenues for the fourth quarter and full year 2011.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and the increased sales of DECT products lower our gross margins. The shift to DECT products continued throughout the first nine months of 2011, and we anticipate that this trend will continue for the rest of 2011. This trend will continue to put pressure on our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for both the first nine months of 2011 and 2010. Furthermore, pursuant to the acquisition of the CIPT Business from NXP (the “Acquisition”), we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2011, 257 of our 395 employees were located in Israel, including 177 out of 236 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only. We believe that we are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (24% for 2011). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index. In 2006 and 2009, our investments plans have been categorized under the above amendment, and the tax benefits under these investment plans are scheduled to gradually expire by 2015 and 2021, respectively.

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

•	for 2011 and 2012 - 15%;

•	for 2013 and 2014 - 12.5%; and

•	for 2015 and thereafter - 12%.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first nine months of 2011. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2011, we repurchased 506,623 shares of our common stock at an average price of $6.75 per share for approximately $3,419,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)
Month #1 (July 1, 2011 to July 31, 2011)	—	—	—	2,620,341
Month #2 (August 1, 2011 to August 31, 2011)	187,700	6.98	187,700	2,432,641
Month #3 (September 1, 2011 to September 30, 2011)	318,923	6.61	318,923	2,113,718
TOTAL				2,113,718	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of September 30, 2011.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2 million shares. In July 2011, our board of directors authorized an increase in the share repurchase program by one million shares of common stock.

At September 30, 2011, 2,113,718 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: November 9, 2011	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)