Form 10-K
period 2011-12-31
DSP GROUP INC /DE/
filed 2012-03-15
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2011 as reported on the NASDAQ Global Select Market, was approximately $98,778,269 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2012, the Registrant had outstanding 22,731,823 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2011 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

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

•	Our belief that the company’s future growth depends on market acceptance and penetration of our next generation products, such as the XpandR-based and DECT/CAT-iq-based product;

•	Our belief that the BoneTone technology will enable us to bring additional value to our existing market verticals and address new market verticals, thus expanding our market opportunities;

•	Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future;

•	Our belief that sales of our DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2012;

•

Our belief that the rapid deployment of new communication access methods, as well as the projected lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT, 2.4GHz and 5.8GHz product, for the long term;

•	Our belief that the market will remain price sensitive in 2012 and that price erosion and decrease in our average selling prices of our products will continue;

•	Our belief that we compete favorably in our industry with respect to price, system integration level, range, voice quality, customer support and the timing of product introductions;

•	Our belief that relations with our employees are good;

•	Our belief that the slowdown in demand for cordless telephony products experienced by the industry in 2011 has stabilized and customers are returning to their normalized inventory cycles in 2012;

•	Our belief that the new cost reduction program we implemented, focused mainly on our research and development activities, will result in an additional decrease in research and development expenses;

•	Our belief that annualized revenues generated from our next generation products to increase significantly in 2012 as compared to 2011; and

•	Our belief that our available cash and cash equivalents at December 31, 2011 should be sufficient to finance our operations for both the short and long term.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.	BUSINESS.

Introduction

DSP Group, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications at home and office. Delivering semiconductor system solutions with software and reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market.

At the forefront of semiconductor innovation and operational excellence for over two decades, DSP Group provides a broad portfolio of wireless chipsets integrating DECT (Digital Enhanced Cordless Telecommunications)/CAT-iq (Cordless Advanced Technology—Internet and Quality), DECT ULE (Ultra Low Energy), Wi-Fi, PSTN (Public Switched Telephone Network), BoneTone™ intelligent voice enhancement and noise elimination, video and VoIP (Voice over Internet Protocol) technologies.

DSP Group enables converged voice, audio, video and data connectivity across diverse consumer and business products, including connected multimedia screens, mobile devices, home automation & security, cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with CE manufacturers and service providers to shape the future of converged communications at home and office.

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

In September 2007, we acquired the cordless and VoIP terminals business (the “CIPT Business”) of NXP B.V. (“NXP”), then a part of NXP’s Mobile and Personal Business Unit. The CIPT Business products have been fully integrated within DSP Group’s product offerings.

In December 2011, we exercised our option from 2009 to acquire all of the equity interests of BoneTone Communications Ltd. (“BoneTone”), a provider of innovative bone conduction technology for intelligent voice enhancement and noise elimination that redefine audio quality and voice intelligibility in mobile devices and headsets, enabling us to enter new markets.

Industry Environment and Our Business

Over the past two decades, the desire to leverage existing telecommunications infrastructure, compounded by the increased use of new data-intensive computing, communication and video applications, is driving the convergence of voice, audio, data and video.

Our focus on the design of highly-integrated, mixed-signal devices that combine complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our integrated circuit (IC) products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless telephony, IP telephony, multimedia products and home automation devices that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for ODMs to design and market their own end products with maximum differentiation.

Our expertise and investment in software development, including Board Support Package (BSP) and drivers layer, telephony, communication and power management stacks, application layer in Real-time Operating System (RTOS) and Full Featured Operating System (FFOS) frameworks, enable our customers fast time to market with cost- and performance-optimized solutions.

In response to the growing trend towards wireless residential and business connectivity in the past few years, we developed and are offering leading wireless voice and data transmission solutions for various applications. Since 1999, we have developed various technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), Gallium Arsenide (GaAs) technology, and Silicon Germanium (SiGe) RF chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0 (1.8GHz), Korean DECT (1.7GHz), Bluetooth (2.4GHz) and Wi-Fi (802.11, 2.4GHz/5GHz). With the acquisition of the CIPT Business in 2007, we added both BiCMOS (Bipolar CMOS) and deep sub-micron CMOS technologies to our portfolio of technologies.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the DECT Forum, the European Telecommunications Standards Institute and the Wi-Fi Alliance. DSP Group is also deeply involved in all stages of defining DECT CAT-iq as well as DECT ULE standards and is building full eco-systems to support these solutions. We are an active member of the Home Gateway Initiative (HGI), and support the specification activities of CableLabs, which is contributing to the evolution and implementation of CAT-iq in various markets and applications. Such involvement enables us to define standards and keep abreast of the latest innovations and requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

With the recent acquisition of BoneTone and the addition of their innovative intelligent voice enhancement and noise elimination technology to our product portfolio, we are able to bring additional value to our existing market verticals and address new market verticals, including mobile devices and headsets markets, thus expanding our market opportunities.

Target Markets and DSP Group Products

Our work in the field of wireless residential and business technologies has yielded various synergistic product families. We believe that we are prepared to meet the exciting challenges of the dynamic and evolving markets for short-range multimedia communication and home wireless networking with our ability to integrate voice, data, audio and video technologies.

As further discussed below, the acquisition of the CIPT Business significantly enhanced our product portfolio, especially in the cordless telephony and VoIP areas, whereas the acquisition of BoneTone enhanced our offerings in the cellular telephony, headsets and portable devices areas.

In response to market trends, we are concentrating our development efforts on new products, also referred to as next generation products, and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. Our next generation products include three main groups of products: (i) DECT/CAT-iq ICs targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and address the newly evolving market of smart home phones and home automation applications; (ii) VoIP products for enterprise, home and SoHo; and (iii) products for the mobile market in the form of fixed-mobile convergence solutions and products targeted for mobile headsets.

Products Targeted for Cordless Telephony, Home Gateways and Home Automation Market

Our DECT, 2.4 GHz and 5.8 GHz technologies are targeted at three broad categories of products: (a) digital cordless telephony, (b) home automation & security applications and (c) gateways, both home gateways and fixed mobile convergence.

We are a world-leading provider of chipsets for cordless telephony applications. Our XceedR cordless chipsets provide a total integrated digital cordless solution, home automation & security solution and home gateway solution, all of which include all required digital baseband, analog interface and RF functionality.

XceedR enables worldwide coverage, supporting all RF bands and cordless protocols, such as:

1.7GHz -1.9GHz DECT – used in Europe, U.S. (DECT6.0), Korea, Japan and Latin America;

2.4GHz – used in Japan, China and the U.S.; the dominant protocols for this RF band is our proprietary EDCT (Enhanced Digital Cordless Technology) and WDCT (Wireless Digital Cordless Technology) protocols; and

5.8GHz – used in the U.S., Australia and several other countries with our proprietary EDCT cordless protocol.

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

The XceedR chipset portfolio is comprised of two families—XceedR DCE and XceedR DCX.

The XceedR DCE chipset family is a mature and field-proven family of integrated digital baseband processor RF chipsets. The chipset is used to develop fully integrated cordless telephone systems, digital answering machines, digital voice recorders (DVRs), digital baby monitors, and other low-to-mid-range audio applications. Including the industry’s most advanced digital cordless solutions, the XceedR DCE family maintains multi-line, multi-handset and digital answering machine capabilities, while supporting various RF protocols such as DECT (1.7GHz-1.9GHz), FHSS DECT 2.4GHz, EDCT 2.4GHz and 5.8GHz. Integration of the TeakLite™ RISC DSP core into the DE56 baseband chip enables software implementation of a variety of voice coders, and provides a flexible platform for developing a wide range of solutions. With its DSP-based architecture, the chipset enables cost-effective incorporation of the most advanced audio and telephony features.

The XceedR DCX chipset family is the next step in flexibility and performance for digital cordless applications. Combining state-of-the-art RF and ARM9 baseband functions in a single package with a rich set of telephony features and advanced audio-processing capabilities, the DCX provides the best cost-performance solution for mid-to-high-range DECT/DECT6.0/CAT-iq and WDCT cordless applications, home automation & security applications, home gateway applications and fixed mobile convergence applications.

Supporting all RF bands and comprised of Flash-based chips and a full set of ROM-based products with various memory configurations, the XceedR DCX chipset family offers a total integrated solution that includes a digital baseband controller, analog interface, RF transceiver and power amplifier.

Products Targeted for the VoIP Market

In 2004, we developed an IP cordless phone that enables connectivity to a broadband line feeding VoIP with cordless phone capabilities.

We continue to sell our current line of VoIP speech co-processors, which are DSP core-based, highly-integrated speech processors, targeted at the low to medium density Integrated Access Device (IAD), residential gateway and VoIP telephony markets.

In 2005, we developed an integrated CoIP (Communications over Internet Protocol) telephony system that supports both PSTN line and broadband for the VoIP residential market, supporting Session Initiation Protocol together with advanced TR-069 protocol, thereby enabling telecommunication operators’ remote control and remote upgrade of VoIP products.

The acquisition of the CIPT Business enhanced our customer base for the VoIP market by adding major telecom brands to our customer base in Europe and Asia.

Since 2008, we have been selling products for the CoIP market while developing a new platform based on ARM9, the VegaFireBird and VegaOne system-on-a-chip (SoC) products, to the advanced IAD (Integrated Access Device) market.

During 2010, we launched a new VoIP chipset based on the VegaFireBird SoC and our RF products combining ARM9 and VoIP processing baseband functions in a single package with a rich set of telephony features targeting Corded IP phones for home and office, Analog Terminal Adaptors and Cordless IP Phones. These products support multi line and multi HD voice channels, superior audio processing capabilities including acoustic echo cancellation and superior full duplex speakerphone technologies.

The XciteR family of chipsets is based on VegaFireBird SoC and provides embedded solutions for low-cost corded IP-phones to advanced cordless IP-phones with DECT handsets and headsets. Our VoIP chipset family is most suitable for office and enterprise IP telephony products as well as Analog Telephone Adapters and some of the leading vendors have developed and are already developing their IP telephones and ATAs with our chipsets.

Products Targeted for Multimedia Connected Screens

To capitalize on the increasing convergence of voice, data, audio and video, we offer the XpandR family of multimedia chipset solutions. XpandR is the world’s only system-on-a-chip (SoC) solution based on dual-core and integrating application processors, Wi-Fi and DECT baseband and comprehensive multimedia peripherals, along with companion analog front-end and power management units as well as Wi-Fi and cordless RF chips, to enable the development of always-on, portable, connected multimedia products.

The XpandR solution supports an array of telephony and non-telephony connected applications, including smart home phone, video/media phone, Wi-Fi VoIP phone, home automation and control center, security and video monitoring center, media/streaming set-top box, smart universal remote control, mobile Internet device, portable media player and Internet radio, based on open platform frameworks such as Android.

XpandR-I—In 2008, we demonstrated the first member of the XpandR product family –with ARM9 and DSP in a single chip along with its companion RF ICs to support Wi-Fi 802.11a/b/g/e.

XpandR-II—In 2009, we demonstrated the second member of the XpandR product family –this chipset enhances the CPU speed to 240MHz and the integration level by adding more functionality and more peripherals on-chip. The XpandR-II chipset has been designed by several vendors into enhanced products such as Wi-Fi handsets, Internet radios and Android cordless multimedia phones, which represent the evolution of the cordless home phones and improve the home user experience.

XpandR-III – In January 2011, we taped-out XpandR-III, our third generation XpandR processor. XpandR-III is a state-of-the-art system-on-a-chip that features two application processing cores, ARM Cortex A8 and ARM9, an advanced low-power media system that integrates smart acceleration engines for HD video decode and encode, 2D/3D Graphics Processing Unit (GPU), as well as a dedicated security controller and Wi-Fi 802.11n that will complement a full offering for converged voice, data, audio and video processor. XpandR-III has a wide range of interfaces, including display up HD resolution and dual camera sensors. Target applications include smart home telephony, video telephony, home security, media/streaming set-top box and portable multimedia. XpandR-III can be used in a system with our RF chipsets to provide wireless video transmission.

Products Targeted for Mobile Phones, Fixed-Line Phones and Headsets (Bluetooth, DECT, Wired and Gaming)

As a result of the acquisition of BoneTone, we enhanced our product portfolio with unparalleled technology of intelligent voice enhancement and noise elimination. This technology supports two solutions: HDClear™ and HDMobileSurround™ which are offered as part of the XsoundR product line.

HDClear™-based solution offers mobile voice quality and intelligibility, while completely removing background noise. Delivering clearer voice calls made from noisy environments, the solution powers a range of products, including Bluetooth/DECT headsets, wired headsets, online gaming headsets, mobile phones and fixed-line phones.

HDMobileSurround™ solution provides true 5.1 surround true sound on the go. As a result, users of tablets, smartphones and other mobile devices can enjoy either HD movies with a true sense of sound, or gaming with natural surround sound.

XsoundR enables a new experience for mobile users. Our HDClear technology fully removes background noise for far-end users, while maintaining privacy for near-end speakers. As such, our XsoundR mobile chipset offerings enable high voice quality and intelligibility for calls made in the noisiest environments. The solutions are anchored by the BTHD100 mixed-signal DSP-based processor for voice communication applications. They also feature a superior background noise cancellation processor, on-chip ADC, and diverse digital interfaces for seamless integration into current dense mobile device systems. Offered in a low-power, small footprint package, XsoundR is the ultimate noise-cancellation chip solution for Bluetooth and DECT wireless headsets, wired headsets, mobile phones and fixed-line phones.

Customers

We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. In 2011, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our customer list now includes additional major brand names and direct OEMs and ODMs worldwide. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, Alcotel, AT&T, Audioline, Aztech, Belgacom, Binatone, British Telecom, Brother, CCT Tech, China Mobile, China Telecom, Cisco, Cybertan, Grandstream, Deutsche Telekom, Doro, France Telecom, Freebox, Gaoxinqi, GE, Gemtek, Global China Technologies, Grandstream, Hagenuk, Huawei, Intelbras, JXE, Korea Telecom, KPN, LG Electronics, Matsushita, Motorola, NEC, NTT, OnReal, OpenPeak, Panasonic, Philips, Pioneer, Plantronics, Sagem, Samsung, Sanyo, SGW, Sharp, Siemens (Gigaset), SK Telesys, Sony, Sumitomo, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Thomson, Topcom, Uniden, Unihan, Urmet, Verizon, VTech, WNC, Xingtel and Yamaha.

International Sales and Operations

Export sales accounted for 99% of our total revenues for 2011 and 2010, and 98% for 2009. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 13 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2011, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

Moreover, a portion of our expenses in Israel is paid in the Israeli currency (New Israeli Shekel (NIS)), which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong, China; Nierenberg, Germany; San Jose, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives. Revenues derived from sales through our Japanese distributor, Tomen Electronics, represented 19% of our total revenues for 2011, 25% for 2010 and 22% for 2009. We also derive a significant amount of revenues from a limited number of customers. Sales to VTech represented 33% of our total revenues for 2011, 31% for 2010 and 29% for 2009. Sales to Panasonic through Tomen Electronics represented approximately 13%, 16% and 13% of our revenues for 2011, 2010 and 2009, respectively. Sales to Uniden represented 10%, 9% and 12% of our total revenues for 2011, 2010 and 2009, respectively. Sales to CCT Telecom represented 11%, 10% and 8% of our total revenues for 2011, 2010 and 2009, respectively. The loss of any of our significant customers or distributors could harm our business, financial condition and results of operations. In addition, our customers and distributors are not subject to minimum purchase requirements and can cease making purchases of our products at any time.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. However, the magnitude of this trend varies annually and is affected by macro-economic trends.

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

The services under the agreement were to be provided by NXP at agreed upon prices initially for up to seven years following the closing of the Acquisition with the provision of certain specified services initially terminating at the end of 2010. In December 2010, NXP agreed to extend a number of specified services that were to terminate at the end of 2010 to December 31, 2011 with an option for an additional one-year extension. In December 2011, we exercised the option to extend NXP’s provision of services for an additional year to December 31, 2012. Pursuant to our December 2010 agreement with NXP, NXP will provide us with specified services at agreed upon prices with specified capacity commitments from NXP and third parties NXP has contracted for manufacturing of the CIPT Business products.

Products from the CIPT Business currently represent a substantial portion of our total revenues and are anticipated to continue to generate significant revenues for us in future periods. Our business could be materially harmed if NXP, or third parties NXP has contracted, fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, and assembly and testing capacities to meet our needs for the CIPT Business products due to its capacity constraints, including as a result of the worldwide shortage in manufacturing capacity or the provision of manufacturing services to NXP’s internal business units or other third parties. A capacity shortage could lengthen our CIPT Business products’ manufacturing cycle, cause a delay in the shipment of our products to our customers, lead to a loss of sales of our products, harm our reputation and competitive position with customers, and our revenues could be materially reduced. Our business would be materially harmed if NXP cannot for any reason fulfill its manufacturing obligations to us under the manufacturing agreement, as extended, including due to financial or operational hardships within NXP as a result of the cyclical nature of semiconductors industry or otherwise, and we are unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis and in a cost-effective manner. Unforeseen difficulties with NXP’s manufacturing of the CIPT Business products could materially harm our business, financial condition and results of operations. Moreover, in accordance with the amendment we executed with NXP in December 2010 and our option exercise, NXP agreed to extend a number of manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products only to December 31, 2012. We are currently working with NXP and third party fabrication companies to move the manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products away from NXP by December 31, 2012. Notwithstanding our implementation of a detailed transition plan, we may experience difficulty in finding a suitable replacement manufacturer for the CIPT Business products, which may result in a disruption in product shipments, harm our customer relationships and generally disrupt our business. Even in the event we are able to find a suitable replacement manufacturer, transitioning of manufacturing processes, including re-qualification of CIPT Business Products, may be a difficult process. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another, including production and shipment delays, capacity constraints with the replacement manufacturer, IP incompatibility, logistical and administrative concerns or general difficulties associated with starting a new manufacturing process. Therefore, even with a suitable replacement manufacturer, we may experience a significant disruption in product shipments, harm to our customer relationships and generally a disruption of our business. In addition, we may incur higher manufacturing costs with the replacement manufacturer which may decrease our gross margins and generally adversely affect our results of operations.

Other than products for the CIPT Business for which we have an arrangement with NXP, we contract product fabrication services from TSMC, TriQuint and IBM. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our products for the Digital Cordless telephony, VoIP and Multimedia Connected screens markets. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs.

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

Furthermore, our Digital Cordless products require an external component in the finished product to provide flash memory, which is supplied by third party manufacturers. Temporary fluctuations in the pricing and availability of this component could negatively impact sales of our Digital Cordless products, which could in turn harm our business, financial condition and results of operations.

Competition

The principal competitive factors in the cordless telephony market include price, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Lantiq and Dialog Semiconductors, and we have also noted efforts by Beken, a Chinese supplier of basebands for analog cordless phones, to penetrate the DECT market. Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2011, we had a staff of 236 research and development personnel, of which 180 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $53.2 million in 2011, $55.6 million in 2010 and $56.1 million in 2009 on research and development activities.

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

Licenses, Patents and Trademarks

As of December 31, 2011, we have been granted a total of 184 patents. We have a total of over 133 pending patents.

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

Backlog

At December 31, 2011, our backlog was approximately $36.7 million, compared to approximately $43.8 million and $48.7 million at December 31, 2010 and 2009, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2011, we had 395 employees, including 236 in research and development, 85 in marketing and sales and 74 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in great demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for 2011. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% of our total revenues for 20011, 94% for 2010 and 92% for 2009. Revenues from our DECT products represented 82% of our total revenues 2011, 78% of our total revenues 2010 and 77% for 2009. Revenues from our 2.4 GHz products represented 9% of our total revenues for 2011, 13% for 2010 and 12% for 2009.

Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures will only increase. Our existing and potential competitors in this market include large and emerging domestic and foreign companies, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased pricing competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability to compete would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

In addition to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is stagnant, which reduces our revenues derived from, and unit sales of, cordless telephony products. Moreover, there was a temporary slowdown in demand for consumer electronics products, including cordless telephony products, during the second half of 2011 that negatively impacted our 2011 revenues and resulted in operating losses for 2011. Macro-economic trends in the consumer electronics industry may adversely impact our revenues in the future.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 67% of our total revenues for 2011, 66% for 2010 and 62% for 2009. Sales to VTech represented 33% of our total revenues for 2011, 31% for 2010 and 29% for 2009. Sales to Panasonic through our distributor represented 13% of our total revenues for 2011, 16% for 2010, and 13% for 2009. Sales to Uniden through our distributor and directly to Uniden represented 10% of our total revenues for 2011, 9% for 2010 and 12% for 2009. Sales to CCT Telecom represented 11% of our total revenues for 2011, 10% for 2010 and 8% for 2009. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 19% of our total revenues for 2011, 25% for 2010 and 22% for 2009. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13% of our total revenues for 2011, 16% for 2010 and 13% for 2009. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually and is affected by macro-economic trends.

Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs.

We have experienced and will continue to experience a decrease in the average selling prices of our products. Decreasing average selling prices could result in decreased revenues even if the volume of products sold increases. Decreasing average selling prices may also require us to sell our products at much lower gross margin than in the past and reduce profitability. Although we have to date been able to partially offset on an annual basis the declining average selling prices of our products through general operational efficiencies and manufacturing cost reductions by achieving a higher level of product integration and improving our yield percentages, there is no guarantee that our ongoing efforts will be successful or that they will keep pace with the anticipated, continued decline in average selling prices of our products.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2011, 99% for 2010 and 98% for 2009. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. As an example, we introduced to the market the XpandR and CAT-iq platforms to enable multimedia and web-related applications in our future products. Our future growth is dependent on market acceptance and penetration of our new products, such as the XpandR-based and CAT-iq-based products, for which we can provide no assurances. Our revenue growth is also dependent on the successful deployment of our new VoIP and BoneTone products. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

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

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes from mobile telephony, including emerging dual-mode mobile Wi-Fi phones and other innovative applications, such as Skype and iChat. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

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

The services under the MSCA were to be provided by NXP at agreed upon prices initially for up to seven years following the closing of the Acquisition with the provision of certain specified services initially terminating at the end of 2010. In December 2010, NXP agreed to extend a number of specified services that were to terminate at the end of 2010 to December 31, 2011 with an option for an additional one-year extension. In December 2011, we exercised the option to extend NXP’s provision of services for an additional year to December 31, 2012. We are currently working with NXP and third party fabrication companies to move the manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products away from NXP by December 31, 2012. Notwithstanding our implementation of a detailed transition plan, we may experience difficulty in finding a suitable replacement manufacturer for the CIPT Business products, which may result in a disruption in product shipments, harm our customer relationships and generally disrupt our business. Even in the event we are able to find a suitable replacement manufacturer, transitioning of manufacturing processes, including re-qualification of CIPT Business Products, may be a difficult process. There are inherent and unforeseen risks and delays associated with the transfer of manufacturing capacities from one facility to another, including production and shipment delays, capacity constraints with the replacement manufacturer, IP incompatibility, logistical and administrative concerns or general difficulties associated with starting a new manufacturing process. Therefore, even with a suitable replacement manufacturer, we may experience a significant disruption in product shipments, harm to our customer relationships and generally a disruption of our business. In addition, we may incur higher manufacturing costs with the replacement manufacturer which may decrease our gross margins and generally adversely affect our results of operations.

Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Notwithstanding improvements in business conditions since the second half of 2009, there continues to be uncertainty about the global economy and outlook, which continue to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2011, 259 of our 395 employees were located in Israel, including 180 out of 236 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (25% for 2012) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The tax benefits under a majority of our current investment plans are scheduled to gradually expire in 2015. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the Acquisition, we currently have operations in Germany, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

Legislative action in the United States could materially and adversely affect us from a tax perspective.

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. President Obama’s administration has announced budgets which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2011, 99% for 2010 and 98% for 2009. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq and Dialog Semiconductors, and we have also noted efforts by Beken, a Chinese supplier of basebands for analog cordless phones, to penetrate the DECT market. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

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

Our business operations would be disrupted if the information technology systems we rely on fail to function properly.

We rely on complex information technology systems to manage our business which operates in many geographical locations. For example, to achieve short delivery lead times and superior levels of customer service while maintaining low levels of inventory, we constantly adjust our production schedules with manufacturers and subcontractors. We develop and adjust these schedules based on end customer demand as communicated by our customers and distributors and based on our inventory levels, manufacturing cycle times, component lead times, and projected production yields. We combine and distribute all of this information electronically over a complex global communications network. Our ability to estimate demand and to adjust our production schedules is highly dependent on this network. Any delay in the implementation of, or disruption in the transition to, new or enhanced processes, systems or controls, could adversely affect our ability to manage customer orders and manufacturing schedules, as well as generate accurate financial and management information in a timely manner. These systems are also susceptible to power and telecommunication disruptions and other system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. Our business could be significantly disrupted and we could be subject to third party claims associated with such disruptions.

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

Our certificate of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our stockholders. We have a staggered board, which means it will generally take two years to change the composition of our board. Our board of directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a stockholder vote. Only the Chairman of the board, our Chief Executive Officer or the collective of at least three directors on our board is authorized to call a special meeting of stockholders. Our stockholders may take action only at a meeting of stockholders and not by written consent. We have advance notice procedures for stockholders desiring to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders. We also have a rights plan in place. It is possible that these provisions as well as the rights plan may prevent or discourage third parties from acquiring us. In addition, these factors may also adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock.

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

Our principal executive offices in the United States are located in San Jose, California, where we lease approximately 3,800 square feet under a lease that expires in February 2014. Portions of our U.S. operations are located in leased facilities in Rancho Cordova, California under a lease that expires in July 2013 and El Dorado Hills, California under a lease that expires in March 2015. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 58,136 square feet located in Herzelia Pituach, Israel. These facilities are leased through November 2013. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2014. Our subsidiary in Scotland has lease agreements for its facilities that terminate in 2012 with automatic renewals on a month-to-month basis. Our subsidiaries in Germany and India, primarily housing the CIPT Business acquired from NXP, have sublease agreements with NXP for their facilities that terminate in 2012. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2013. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2011	High	Low
First Quarter	8.57	7.06
Second Quarter	9.24	7.52
Third Quarter	8.81	5.86
Fourth Quarter	6.75	5.12

Year Ended December 31, 2010	High	Low
First Quarter	8.90	5.34
Second Quarter	9.10	5.76
Third Quarter	7.23	6.03
Fourth Quarter	8.53	6.73

As of March 7, 2012, there were 22,731,823 shares of common stock outstanding, representing approximately 41 holders of record. There were we believe approximately 2,960 beneficial holders as of February 15, 2012. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 15, 2012. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we repurchased 522,539 shares of our common stock at an average price of $6.06 per share for approximately $3,169,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)(1)
Month #1 (October 1, 2011 to October 31, 2011)	—	—	—	2,113,718
Month #2 (November 1, 2011 to November 30, 2011)	379,009	6.08	379,009	1,734,709
Month #3 (December 1, 2011 to December 31, 2011)	143,530	6.03	143,530	1,591,179	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of December 31, 2011.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2 million shares. In July 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by 1 million shares of common stock.

At December 31, 2011, 1,591,179 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 15, 2012. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2006 and ends on December 31, 2011, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2006, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2011, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$193,861	$225,482	$212,186	$305,800	$248,788
Cost of revenues	123,734	137,571	133,590	191,811	148,075

Gross profit	70,127	87,911	78,596	113,989	100,713
Operating expenses
Research and development	53,244	55,588	56,148	73,856	58,488
General, administrative, sales and marketing	29,417	31,561	33,117	40,583	33,674
In process research and development write-off	—	—	—	—	10,350
Amortization of intangible assets	7,972	9,975	12,258	22,853	11,102
Impairment of goodwill and other intangible assets	—	—	—	181,534	—
Restructuring cost (income)	(170)	463	—	1,870	—

Total operating expenses	90,463	97,587	101,523	320,696	113,614

Operating loss	(20,336)	(9,676)	(22,927)	(206,707)	(12,901)
Financial and other income
Financial income, net	1,885	1,468	2,857	160	10,541
Other income from remeasurement of investment in a business combination	1,343	—	—	—	—

Loss before taxes	(17,108)	(8,208)	(20,070)	(206,547)	(2,360)

Taxes on income (benefit)	(866)	(783)	(11,634)	5,847	2,393

Net loss	$(16,242)	$(7,425)	$(8,436)	$(212,394)	$(4,753)

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	23,247	23,229	23,655	28,387	29,495
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	23,247	23,229	23,655	28,387	29,495
Basic net loss per share	$(0.70)	$(0.32)	$(0.36)	$(7.48)	$(0.16)
Diluted net loss per share	$(0.70)	$(0.32)	$(0.36)	$(7.48)	$(0.16)
Balance Sheet Data:
Cash, cash equivalents, marketable securities and bank deposits, including restricted cash	$117,909	$139,761	$123,065	$121,501	$167,737
Working capital	$60,010	$72,073	$68,013	$92,359	$134,896
Total assets	$196,056	$222,555	$219,769	$249,254	$512,843
Total stockholders’ equity	$148,624	$167,103	$165,489	$178,627	$424,857

	Year Ended December 31,
Fiscal Years by Quarter	2011				2010
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$38,195	$48,373	$58,517	$48,776	$43,372	$65,155	$60,846	$56,109
Gross profit	$13,628	$17,520	$21,751	$17,228	$15,720	$25,348	$23,254	$23,589
Net income (loss)	$(4,823)	$(4,814)	$(2,041)	$(4,564)	$(8,792)	$1,917	$(366)	$(184)
Net income (loss) per share—Basic	$(0.21)	$(0.21)	$(0.09)	$(0.19)	$(0.38)	$0.08	$(0.02)	$(0.01)
Net income (loss) per share—Diluted	$(0.21)	$(0.21)	$(0.09)	$(0.19)	$(0.38)	$0.08	$(0.02)	$(0.01)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for 2011.

In December 2011, we exercised our option to acquire the remaining 70% equity interest, on a fully diluted basis, in BoneTone Communications, Ltd. (“BoneTone”) for a purchase price of $8.6 million. In November 2009, we invested $2.2 million in BoneTone in return for approximately 30% of BoneTone’s then outstanding equity, on a fully diluted basis.

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

Our revenues were $193.9 million for 2011, a decrease of 14.0% in comparison to 2010, mainly due to the decrease in quantities and reduction is average selling prices of our cordless telephony products, offset by the increase in revenues from sales of next generation products, such as products for home gateways, monitoring and VoIP applications. Sales of our DECT 6.0 products in the U.S. market decreased from $84.2 million for 2010 to $75.4 million for 2011. Revenues derived from the sale of DECT products during 2011 represented 82% of our total revenues, as compared to 78% of our total revenues for 2010. Our gross margin decreased to 36.2% of our total revenues for 2011 from 39.0% for 2010, primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs, such as gold, and (iv) income of $2.5 million recorded in 2010 from a reversal of a reserve associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

Our operating loss increased to $20.3 million for 2011, as compared to $9.7 million for 2010. The increase in operating losses for 2011 was mainly as a result of a decrease in total revenues and gross margins during 2011 as compared to 2010, offset to some extent by a decrease in operating expenses in 2011 as compared to 2010.

Our 2011 operating results were negatively affected by a near-term and temporary industry-wide slowdown in demand for cordless telephony products that began in the second quarter of 2011 and continued throughout 2011. We believed there were two main reasons for the weakness: (i) softer consumer demand for cordless telephony products in the U.S. and Europe, and (ii) in anticipation of the market slowdown in 2011, customers reduced their normalized inventory levels and generally tightened their inventory policies across their supply chain to minimize working capital exposure. However, market conditions indicate that the slowdown in demand for cordless telephony products experienced by the industry in 2011 has stabilized and customers are returning to their normalized inventory cycles in 2012. Also, we are actively engaged in addressing the market challenges and trends. Our operating expenses decreased by 7.3% to $90.5 million for 2011, as compared to $97.6 million for 2010. In addition, we implemented a new cost reduction program, focused mainly on our research and development activities, and expect the program to result in an additional decrease in research and development expenses.

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

In addition to general market competitiveness and weakness in consumer demands, the cordless telephony market, from which we derive most of our revenues, is undergoing a challenging period of transition characterized by stagnation due to the lack of new model launches and market anticipation of next generation products. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is stagnant, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

In response to market trends, we are concentrating our development efforts on new products, also referred to as next generation products, and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. Our next generation products include three main groups of products: (i) DECT/CAT-iq ICs targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and address the newly evolving market of smart home phones and home automation applications; (ii) VoIP products for enterprise, home and SoHo; and (iii) products for the mobile market in the form of fixed-mobile convergence solutions and products targeted for mobile headsets. The first phase of products that integrate residential gateway products involves the integration of our DECT chip into the residential gateway, thereby allowing telecommunication operators to transform gateways into a base of the cordless system. The second phase of products that integrate residential gateway products involves the integration of our multimedia XpandR chipset into the residential gateway and into its cordless handsets, thereby enabling a distributed multimedia environment for home-connected devices embedded with DECT and Wi-Fi. These smart home phone devices, on top of delivering advanced voice services, would support many home related applications such as audio/video controls, home automation, monitoring and safety. In addition, these devices would support wireless multimedia streaming and processing, including music, HD video and video communications. The second family of VoIP SoCs for SoHo and the enterprise involve a technology that enables users to make voice calls via a broadband Internet connection. Our VoIP solution enables the design and production of low-cost terminals to provide best in class voice and call quality, expandability, multi line and multi-handset phones with an integrated full functionality PBX. The third group includes the fixed-mobile convergence solutions that involves products that enable dual-mode, fixed-mobile handsets with connectivity within the residence or outdoors. Other products in this category include dual-mode, fixed-mobile base terminal and cordless products with Bluetooth connectivity. This group also includes products targeted for mobile headsets that are based on the BoneTone technology.

We are seeing strong evidence that our research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for these new products and commercial shipments for some products have began with more shipments to occur during 2012. Aggregate revenues from our next generate products were 10.3% of our total revenues for 2011 and 7.1% for 2010. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annualized revenues generated from our next generation products to increase significantly in 2012 as compared to 2011. As a result of the growth in revenues from next generation products, as well as stabilization of inventory cycles for our traditional cordless business discussed earlier and new design wins in cordless telephony products, we project annualized revenue growth in 2012 in comparison to 2011. However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as predictions about market trends. Furthermore, although next-generation products targeted at the convergence of voice, audio, video and data connectivity and at enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. The introduction of next-generation productions also may lead to price erosion of older products. As a result, we expect the market to remain price sensitive for 2012 for our traditional cordless telephony products and expect that price erosion and decrease in the average selling prices of such products to continue, both of which may negatively affect our revenues and gross margins for 2012.

As of December 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $18.1 million and marketable securities and short term deposits of $99.7 million, totaling $117.8 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the Notes to our consolidated financial statements for the year ended December 31, 2011.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill :

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combination. The goodwill on our consolidated balance sheet is a result of our acquisition of

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the	If our estimates or related assumptions change in the future, we may be required to record impairment charges for our intangible assets.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

BoneTone. Goodwill and the identifiable intangible assets included on our consolidated balance sheet are current technology and customer relations, acquired from NXP in the Acquisition and in-process R&D and non-competition agreement acquired in the BoneTone acquisition.

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as in-process research and development) in the fourth quarter of each fiscal year, or more often if there are indicators of impairment. We review intangible assets with finite useful life for potential impairment when events or changes in circumstances indicate the carrying value of those intangible assets may be impaired. We may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

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

Inventory Write-Off:

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of write-off and inventory loss reserve. We have not made any changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past four fiscal years.

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

We estimate the fair value of equity-based awards using a binomial option pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions, including expected stock price volatility and the expected term of the equity-based award. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. Expected volatility is calculated based upon actual historical stock price movements. The expected term of the equity-based award granted is based upon historical experience and represents the period of time that the award granted is expected to be outstanding. Our expected dividend rate is zero since we do not currently pay cash dividends and do not anticipate doing so in the foreseeable future.

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

	The marketable securities are periodically reviewed for impairment. If it is concluded that any of these investments are impaired, management determines whether such impairment is “other-than-temporary.” Factors that are considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery of its cost basis. If any impairment is considered “other-than-temporary,” the investment is written down to its fair value and a corresponding charge is recorded in financial income, net.	Although management believes that their considerations and judgments about fair value and whether a loss associated with a marketable security is other-than-temporary, actual results could differ. Given current market conditions and uncertainty, management’s judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations and thereby cause other-than-temporary losses.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

Business Combination:

In December 2011, the Company exercised its option to acquire the remaining 70% equity interest in BoneTone, on a fully diluted basis, for a purchase price of $8.6 . The acquisition was treated in accordance with ASC 805, “Business Combination Accounting.” The Company has allocated the purchase price of BoneTone to tangible and acquisition-related intangible assets acquired and liabilities assumed based on their estimated fair values.

	The Company makes estimates of fair value using reasonable assumptions based on historical experience and information obtained from the BoneTone management in order to allocate the purchase price to the tangible and intangible assets.	The valuations require significant estimates and assumptions, especially with respect to acquisition-related intangible assets. Although management believes that their estimates and judgments about the business combination are reasonable, actual results could differ.

Results of Operations:

Total Revenues.    Our total revenues were $193.9 million for 2011, $225.2 million for 2010 and $212.2 million for 2009. The decrease of 14% in revenues for 2011 as compared to 2010 was primarily a result of decreased sales of our 2.4GHz and DECT products. The increase of 6% in revenues for 2010 as compared to 2009 was primarily a result of increased sales of our DECT products. Sales of DECT products were $159.4 million, $176.8 million and $163.2 million for the years ended 2011, 2010 and 2009, respectively, representing approximately 82%, 78% and 77% of our total revenues for 2011, 2010 and 2009, respectively. The decrease of 10% in absolute dollars of DECT sales in 2011 as compared 2010 was mainly attributable to the general decrease in sales of all of our products. In addition, sales of our DECT 6.0 products for the U.S. end market were $75.4 million, $84.2 million and $78.8 million for 2011, 2010 and 2009, respectively, representing 39%, 37% and 39% of our total revenues for 2011, 2010 and 2009, respectively.

Sales of 2.4GHz products were $18.3 million, $29.3 million and $25.8 million for 2011, 2010 and 2009, respectively, representing 9%, 13% and 12% of our total revenues for 2011, 2010 and 2009, respectively. This represents a decrease of 38% in absolute dollars when comparing sales for 2011 to 2010, which resulted mainly from the decrease of the sales of our 2.4 GHz products in the Japanese domestic market. When comparing sales for 2010 to 2009, there was an increase of 14% in absolute dollars which resulted mainly from the increase of sales of our 2.4GHz products in the Japanese domestic market and the Chinese market.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$1,836	$1,423	$3,382
Japan	57,260	76,986	71,388
Europe	9,180	13,043	15,448
Hong Kong	100,894	112,319	95,204
Korea	5,909	8,081	20,233
China	8,577	6,807	4,472
Taiwan	7,225	3,208	2,031
Other	2,980	3,615	28

Total revenues	$193,861	$225,482	$212,186

Sales to our customers in Hong Kong decreased for 2011 as compared to the same period of 2010, representing a decrease of 10% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from the decrease in sales to all of our Hong Kong-based customers, including a decrease of 9% in sales to Vtech Holding Ltd. (“Vtech”) when comparing 2011 to 2010. Sales to our customers in Japan decreased for 2011 as compared to the same period of 2010, representing a decrease of 26% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 28% decrease in absolute dollars for 2011, as compared to 2010, and (ii) a decrease in sales to the Japanese domestic market, representing a 41% decrease in absolute dollars for 2011, as compared to 2010.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, as a result of the accumulation of inventory by our customers during the first half of 2010, there was excess inventory by 2010 year end, thereby causing a decrease in demand from our customers during the first quarter of 2011 and further negatively impacting the seasonality trend for the first quarter of 2011. Also, we believe there was a near-term and temporary slowdown in demand for cordless telephony products during the second half of 2011. In anticipation of this market slowdown, we witnessed certain reduction of normalized inventory levels by our customers and their customers. Both of these trends adversely impacted our revenues for the third and fourth quarters of 2011.

Significant Customers.    VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 33%, 31% and 29% of our total revenues for 2011, 2010 and 2009, respectively. Another significant customer of the company in Hong Kong is CCT Telecom, whose sales represented 11%, 10% and 8% of our total revenues for 2011, 2010 and 2009, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 19% of our total revenues in 2011, as compared to 25% in 2010 and 22% for 2009. Sales to Uniden America Corp. (“Uniden”) represented 10%, 9% and 12% of our total revenues for 2011, 2010 and 2009, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 16% and 13% of our total revenues for 2011, 2010 and 2009, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products.    Revenues from our DECT products represented 82%, 78% and 77% of our total revenues for 2011, 2010 and 2009, respectively. Revenues from our 2.4GHz products represented 9%, 13% and

12% of our total revenues for 2011, 2010 and 2009, respectively. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2012. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit.    Gross profit as a percentage of revenues was 36.2% for 2011, 39% for 2010 and 37% for 2009. The decrease in our gross profit for 2011 as compared to 2010 was primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs and related materials, such as gold, and (iv) income from a reversal of a reserve, during 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations. The increase in our gross profit for 2010 as compared to 2009 was primarily due to (i) the reversal of a reserve, during 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations, (ii) an increase in overall revenues, and (iii) increased sales of products with higher gross margins. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products by, for example, replacing gold wiring with copper wiring. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Operating Expenses.    Our operating expenses were $90.5 million for 2011, $97.6 million for 2010 and $101.5 million for 2009. The decrease in operating expenses for 2011 as compared to 2010 was primarily attributable to (i) a decrease in payroll and facilities expenses derived from the reorganization of our European operations and the closure of our Swiss operations in the amount of $3.6 million, (ii) a decrease in equity-based compensation expenses in the amount of $3.3 million and (iii) a decrease in the amortization cost for intangible assets related to the Acquisition in the amount of $2.0 million. These decreases were offset to some extent by an increase in other general and administrative expenses, such as legal and stockholders and investors relations expenses. Our operating losses were $20.3 million in 2011, as compared to $9.7 million in 2010 and $22.9 million in 2009. The increase in operating losses in 2011 as compared to 2010 was mainly as a result of a decrease in total revenues and gross margins during 2011 as compared to 2010, offset to some extent by the decrease in operating expenses in 2011 as compared to 2010. The decrease in operating expenses for 2010 as compared to 2009 was primarily attributable to (i) a decrease in the amortization cost for intangible assets related to the Acquisition in the amount of $2.3 million, and (ii) a decrease in equity-based compensation expenses in the amount of $1.5 million. The decrease in operating losses in 2010 as compared to 2009 was mainly due to an increase in revenues, an increase in gross margins and a decrease in operating expenses as noted above.

Research and Development Expenses.    Our research and development expenses decreased to $53.2 million for 2011 from $55.6 million for 2010. Research and development expenses decreased to $55.6 million in 2010 from $56.1 million in 2009. The decrease for 2011 in research and development expenses, as compared to 2010, was mainly due to (i) a decrease in equity-based compensation expenses in the amount of $1.9 million, (ii) a decrease in the number of research and development employees and payroll related expenses in the amount of $1.9 million and (iii) a decrease in subcontractors expenses in the amount of $0.8 million. The decrease in research and development expenses for 2011, as compared to 2010, was offset mainly by an increase in projects-related expenses, mainly tape-out expenses.

The decrease for 2010 in research and development expenses, as compared to 2009, was mainly due to (i) a decrease in IP purchases and tapeout expenses in the amount of $5.0 million, and (ii) a decrease in equity-based compensation expenses in the amount of $0.5 million. The above referenced expense decrease was offset by an increase in the number of research and development employees, an increase in payroll and labor contractor expenses in the amount of $3.7 million for 2010, as compared to 2009, and an increase in subcontractors, consultants and travel expenses for 2010 as compared to 2009.

Our research and development expenses as a percentage of our total revenues were 27%, 25% and 26% for 2011, 2010 and 2009, respectively. The increase in research and development expenses as a percentage of total revenues in 2011 as compared to 2010 and 2009 was mainly due to the decrease in absolute dollars of our total revenues in 2011 as compared to 2010 and 2009.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $16.5 million for 2011, $17.2 million for 2010 and $17.9 million for 2009. The decrease in sales and marketing expenses between 2011 and 2010 was mainly attributed to (i) a decrease in equity-based compensation expenses in the amount of $0.5 million, and (ii) a decrease in commission paid to distributors due to a lower level of revenues subject to sales commissions in the amount of $0.7 million. The decrease in sales and marketing expenses for 2011 as compared to 2010 was offset to some extent by an increase in the number of sales and marketing employees and payroll related expenses in the amount of $0.6 million.

The decrease in sales and marketing expenses between 2010 and 2009 was mainly attributed to (i) a decrease in payroll expenses due to a lower number of sales and marketing employees and (ii) the decrease of $0.3 million in equity-based compensation expenses.

Our sales and marketing expenses as a percentage of our total revenues were 9% for 2011, and 8% for both 2010 and 2009. The increase in sales and marketing expenses as a percentage of total revenues for 2011 as compared to 2010 and 2009 was mainly due to the decrease in absolute dollars of our total revenues in 2011 as compared to 2010 and 2009.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $12.9 million, $14.4 million and $15.2 million for 2011, 2010 and 2009, respectively. The decrease in general and administrative expenses for 2011 as compared to 2010 was mainly attributed to (i) a decrease in payroll and facilities expenses derived from the reorganization of our European operations and the closure of our Swiss operations and (ii) a decrease in equity-based compensation expenses in the amounts of $0.6 million. These decreases were offset to some extent by an increase in other general and administrative expenses, such as legal and stockholders and investors relations expenses.

The decrease in general and administrative expenses for 2010 as compared to 2009 was mainly attributed to (i) a decrease in accounting expenses and (ii) a decrease in equity-based compensation expenses of $0.7 million. The above referenced decreases were offset to some extent by an increase in other expenses, such as legal expenses in 2010, in comparison to 2009.

General and administrative expenses as a percentage of our total revenues were 7%, 6% and 7% for 2011, 2010 and 2009, respectively. The increase in general and administrative expenses in 2011 as a percentage of total revenues as compared to 2010 was due to the decrease in absolute dollars of our total revenues in 2011 as compared to 2010.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets.    During 2011, 2010 and 2009, we recorded an expense of approximately $8.0 million, $10.0 million and $12.3 million, respectively, relating to the amortization of intangible assets associated with the Acquisition. The sequential decrease in 2011 as compared to 2010 and 2009 is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring Costs and Other.    During 2011, as part of our plan to improve operational efficiencies and reduce our operating expenses for fiscal year 2012, we restructured our U.S. operations. As part of this restructuring plan, we executed termination agreements with certain of our U.S. employees and renegotiated the lease for our U.S. facilities. We recorded an income in the amount of $0.2 million during 2011 which was composed of an income of $0.6 million associated with the restructuring plan that we initiated during the third quarter of 2010, offset by restructuring expenses in the amount of $0.4 million associated with the restructuring of our U.S. operations as noted above. The above referenced income resulted mainly from the closure of our Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of our Swiss pension plan during the first quarter of 2011.

In 2010, as part of our plan to improve efficiencies in our European operations, we restructured our Swiss operations. As a part of this restructuring plan, we executed termination agreements with all of the employees of our Swiss subsidiary. We recorded, during 2010, an expense in the amount of $0.5 million, consisting primarily of employee severance costs.

Financial income, net.    Financial income, net, was $1.9 million in 2011, $1.5 million in 2010 and $2.9 million in 2009. The increase in financial income, net, for 2011 as compared to 2010 was mainly due to (i) the devaluation of the Euro against the U.S. dollar and the devaluation of the U.S. dollar against the Swiss Franc, which resulted in higher expenses associated with the exchange rate differences during 2010 as compared to 2011, and (ii) a profit in the amount of $0.2 million resulting from the sale of certain marketable securities during 2011, as compared to $0.1 million profit recorded during 2010. The decrease in 2010 as compared to 2009 was mainly due to (i) gains from the realization of available-for-sale securities in the amount of $0.9 million in 2009, in comparison to $0.1 million of gain in 2010, and (ii) the devaluation of the Euro against the U.S. dollar and the devaluation of the U.S. dollar against the Swiss Franc which resulted in higher expenses associated with exchange rate differences during 2010 as compared to 2009.

Our total cash, cash equivalents, marketable securities and short term deposits, including restricted cash, were $117.9 million as of December 31, 2011, as compared to $139.8 million as of December 31, 2010.

Other income.    We recorded other income in the amount of $1.3 million during the fourth quarter of 2011. Other income was derived from the remeasurement to fair value of our investment in BoneTone made initially in November 2009 for approximately 30% of BoneTone’s then outstanding equity, on a fully diluted basis when we exercised our option to acquire the remaining 70% equity interest in BoneTone, on a fully diluted basis, for a purchase price of $8.6 million.

Provision for Income Taxes.    Our income tax benefit was $0.9 million for 2011, as compared to a tax benefit of $0.8 million in 2010 and a tax benefit of $11.6 million in 2009. The income tax benefit in 2011 resulted mainly from a tax benefit of $0.6 million resulting from the reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations. Two main items that occurred in 2009 that decreased our income tax benefit for 2010, as compared to 2009, were: (i) pursuant to a settlement with the U.S. Internal Revenue Service relating to an audit of our U.S. federal income tax returns for 2003 and 2004, we recorded in 2009 a tax benefit of $3.5 million as a result of the partial reversal of the tax reserves associated with the tax audit, and (ii) we recorded in 2009 a tax benefit of $7.6 million as a result of the reversal of an income tax contingency reserve that was determined to be no longer required due to the expiration of applicable statute of limitations. The income tax benefit in 2010 resulted mainly from a tax benefit of $0.6 million resulting from the reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of applicable statutes of limitation.

During 2011, we did not record any significant changes to the net deferred tax assets due to our current estimate of future taxable income.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two or four years, and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under our Israeli subsidiary’s first four investment plans have expired and those under the fifth and sixth investment plans are scheduled to gradually expire by 2015.

On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”). The Amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the Amendment qualifies for benefits as a Beneficiary Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the Amendment provides tax benefits to both local and foreign investors and simplified the approval process. The Amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only.

For 2006 and 2009, DSP Group Ltd. elected the status of a Beneficiary Enterprise under the Amendment for its seventh and eight plans, respectively. The seventh and eight plans entitle DSP Group Ltd. to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. The tax benefits under the seventh and eighth investment plans are scheduled to gradually expire between 2015 and 2013.

In December 2010, the Knesset (Israeli parliament) passed the New Amendment which prescribes, among other things, for a further amendment of the Israeli Investment Law. The New Amendment became effective as of January 1, 2011. Among other things, the New Amendment sets forth the following amended tax rates for income generated from qualified investment programs:

•	for 2011 and 2012—15%;

•	for 2013 and 2014—12.5%; and

•	for 2015 and thereafter—12%.

We do not currently intend to implement the New Amendment; rather we intend to continue to comply with the Investment Law as in effect prior to enactment of the New Amendment until the earlier of such time that compliance with the Investment Law prior to enactment of the New Amendment is no longer in our best interests or until the expiration of our current investment programs. We are required to comply with the New Amendment subsequent to the expiration of our current investment programs and for any new qualified investment program after a transitional period. As a result, the New Amendment may increase our average tax rate in future years.

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25%, 24% and 25% for 2010, 2011 and 2012, respectively). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.    We used $0.6 million in operating activities during 2011. In 2010 and 2009, we generated $22.3 million and $26.6 million, respectively, of cash and cash equivalents from operating activities. The decrease in net cash provided by operating activities for 2011, as compared to 2010, was mainly as a result of (i) an increase in net loss, excluding non-cash items, such as depreciation, equity-based compensation expenses, amortization of intangible assets and other income, in the amount of $16.3 million for 2011, as compared to 2010, (ii) an increase in accounts receivable by $0.6 million during 2011, as compared to a decrease in accounts receivable of $3.0 million during 2010, (iii) a decrease in other accounts receivable and prepaid expenses of $0.5 million during 2011, as compared to a decrease in other accounts receivable and prepaid expenses of $8.0 million during 2010, mainly due to a higher amount of advances that were returned from tax authorities in 2010 as compared to 2011, and (iv) a decrease in accrued compensation and benefits of $1.6 million during 2011, as compared to an increase in accrued compensation and benefits of $3.0 million during 2010. The decrease in the amount of cash generated from operating activities for 2011, as compared to 2010, was offset to some extent by a decrease in inventories of $2.4 million during 2011, as compared to an increase in inventories of $6.5 million during 2010.

Investing Activities.    We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2011, we purchased $86.0 million of investments in marketable securities, and deposits, as compared to $95.5 million during 2010 and $86.1 million during 2009. During the same periods, $68.1 million, $35.2 million and $22.7 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $11.9 million, $25.4 million and $17.2 million, respectively, of investments in marketable securities were sold. Additionally, during 2011, 2010 and 2009, $10 million, $12.5 million and $15.6 million, respectively, of short term deposits matured.

As of December 31, 2011, the amortized cost of our marketable securities and deposits was $100.7 million and their stated market value was $99.7 million, representing an unrealized loss of $1.0 million, which was mainly caused by overall market conditions and interest rate changes.

During 2009, we made an investment of $2.2 million in BoneTone in return for approximately 30% of the then outstanding equity of the company, on a fully diluted basis. We also had the option to acquire the remaining equity of BoneTone within a 24-month period. In December 2011, we exercised our option to acquire the remaining 70% equity interest of BoneTone, on a fully diluted basis, for a net purchase price of $8.3 million ($8.6 million was paid, net of cash and cash equivalents of $0.3 million that was in the company on the date of the acquisition).

Our capital equipment purchases for 2011, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $2.3 million, as compared to $3.5 million for 2010 and $4.5 million for 2009.

Financing Activities.    During 2011, we repurchased approximately 1.3 million shares of our common stock at an average purchase price of $6.74 per share for an aggregate amount of approximately $8,749 million. In addition, we received $0.4 million upon the exercise of employee stock options. We cannot predict cash flows from stock option exercises for future periods.

During 2010, we repurchased approximately 111,000 shares of our common stock at an average purchase price of $7.74 per share for an aggregate amount of approximately $0.9 million. In addition, we received $0.3 million upon the exercise of employee stock options. We cannot predict cash flows from stock option exercises for future periods.

During the first quarter of 2009, we repurchased approximately 4,187,000 shares of our common stock that were issued to NXP in connection with the Acquisition at a purchase price of $4.78 per share for approximately $20.0 million. During 2009, no employee stock options were exercised.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to two million shares. In July 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by one million shares of common stock.

At December 31, 2011, approximately 1.6 million shares of our common stock remained available for repurchase under our board authorized share repurchase program.

As of December 31, 2011, we had cash and cash equivalents totaling approximately $18.1 million and marketable securities and time deposits of approximately $99.7 million.

Our working capital at December 31, 2011 was approximately $60.0 million, as compared to $72.1 million as of December 31, 2010. The decrease in working capital was mainly due to (i) a decrease in cash and cash equivalents of $15.8 million (mainly from the acquisition of the remaining 70% equity interest in BoneTone and the repurchase of our common stock in 2011, and (ii) a decrease in inventories of $2.4 million. The decrease in our working capital for 2011, as compared to 2010, was offset to some extent by (i) a decrease in accrued compensation and benefits in the amount of $3.5 million and (ii) a decrease in trade payables in the amount of $1.2 million.

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

Contractual Obligations –

The following table aggregates our material expected obligations and commitments as of December 31, 2011 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments(1)	$6,218	$3,647	$2,568	$3	—
Net Pension Liability(2)	1,658	42	1	41	$1,574
Total Contractual Obligations	$7,876	$3,689	$2,569	$44	$1,574

(1)	Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 15 to Notes to Consolidated Financial Statements for the year ended December 31, 2011.
(2)	Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

At December 31, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1.1 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

Foreign Currency Exchange Rate Risk.    A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2011, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by ASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to the attached Notes to the Condensed Consolidated Financial Statement for the year ended December 31, 2011. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 15, 2012

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,109	$33,912
Restricted deposits	128	121
Marketable securities and short-term deposits (Note 3)	30,626	29,903
Trade receivables	25,643	25,170
Deferred income taxes	89	121
Other accounts receivable and prepaid expenses (Note 4)	5,343	6,302
Inventories (Note 5)	16,434	18,803

Total current assets	96,372	114,332

PROPERTY AND EQUIPMENT, NET (Note 6)	5,803	7,786

LONG-TERM ASSETS:
Long-term marketable securities (Note 3)	69,046	75,825
Long-term prepaid expenses and lease deposits	466	642
Severance pay fund	9,974	11,336
Intangible assets, net (Note 7)	10,688	10,434
Goodwill (Note 8)	3,707	—
Investment in other companies	—	2,200

	93,881	100,437

Total assets	$196,056	$222,555

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$17,989	$19,206
Accrued compensation and benefits	8,236	11,728
Income tax accruals and payables	2,582	3,778
Accrued expenses and other accounts payable	7,555	7,547

Total current liabilities	36,362	42,259

LONG-TERM LIABILITIES:
Accrued severance pay	10,278	12,419
Accrued pensions (Note 10)	792	774

Total long-term liabilities	11,070	13,193

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY (Note 12):
Capital stock:
Preferred stock, $ 0.001 par value—Authorized shares: 5,000,000 shares at December 31, 2011 and 2010; Issued and outstanding shares: none at December 31, 2011 and 2010	—	—
Common stock, $ 0.001 par value—Authorized shares: 50,000,000 shares at December 31, 2011 and 2010; Issued and outstanding shares: 22,501,644 and 23,252,547 shares at December 31, 2011 and 2010, respectively	23	23
Additional paid-in capital	341,352	335,132
Treasury stock	(122,236)	(119,280)
Accumulated other comprehensive income (loss)	(1,756)	355
Accumulated deficit	(68,759)	(49,127)

Total stockholders’ equity	148,624	167,103

Total liabilities and stockholders’ equity	$196,056	$222,555

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2011	2010	2009
Revenues	$193,861	$225,482	$212,186
Costs of revenues (includes $ 8,013 with related parties for the year ended December 31, 2009)(1)	123,734	137,571	133,590

Gross profit	70,127	87,911	78,596

Operating expenses:
Research and development(2)	53,244	55,588	56,148
Sales and marketing(3)	16,497	17,199	17,889
General and administrative(4)	12,920	14,362	15,228
Amortization of intangible assets	7,972	9,975	12,258
Restructuring expenses (income)	(170)	463	—

Total operating expenses	90,463	97,587	101,523

Operating loss	(20,336)	(9,676)	(22,927)
Financial income, net	1,885	1,468	2,857
Other income from remeasurement of investment in a business combination	1,343	—	—

Loss before income tax benefit	(17,108)	(8,208)	(20,070)
Income tax benefit	(866)	(783)	(11,634)

Net loss	$(16,242)	$(7,425)	$(8,436)

Net loss per share:
Basic and Diluted	$(0.70)	$(0.32)	$(0.36)

Weighted average number of shares used in per share computations of net loss per share:
Basic and Diluted	23,247	23,229	23,655

(1)	Includes equity-based compensation expense in the amount of $ 403, $ 704 and $ 778 for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Includes equity-based compensation expense in the amount of $ 2,766, $ 4,712 and $ 5,253 for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Includes equity-based compensation expense in the amount of $ 987, $ 1,493 and $ 1,773 for the years ended December 31, 2011, 2010 and 2009, respectively.
(4)	Includes equity-based compensation expense in the amount of $ 2,063, $ 2,644 and $ 3,296 for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total comprehensive loss	Total stockholders’ equity
Balance at January 1, 2009	26,731	27	314,479	(107,744)	51	(28,186)		178,627
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	357	*)—	—	4,418	—	(2,315)		2,103
Purchase of treasury stock	(4,187)	(4)	—	(20,024)	—	—		(20,028)
Equity-based compensation expenses	—	—	11,100	—	—	—		11,100
Total comprehensive loss:
Net loss	—	—	—	—	—	(8,436)	$(8,436)	(8,436)
Change in unrealized gain from hedging activities, net	—	—	—	—	253	—	253	253
Change in unrealized gain from marketable securities	—	—	—	—	1,344	—	1,344	1,344
Change in unrealized gain from pension	—	—	—	—	464	—	464	464
Change in foreign currency translation adjustments, net	—	—	—	—	62	—	62	62

Total comprehensive loss							$(6,313)

Balance at December 31, 2009	22,901	$23	$325,579	$(123,350)	$2,174	$(38,937)		$165,489

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total comprehensive loss	Total stockholders’ equity
Balance at December 31, 2009	22,901	$23	$325,579	$(123,350)	$2,174	$(38,937)		$165,489
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	388	*)—	—	4,138	—	(2,293)		1,845
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	75	*)—	—	794	—	(472)		322
Purchase of treasury stock	(111)	*)—	—	(862)	—	—		(862)
Equity-based compensation expenses	—	—	9,553	—	—	—		9,553
Total comprehensive loss:
Net loss	—	—	—	—	—	(7,425)	$(7,425)	(7,425)
Change in unrealized gain from hedging activities, net	—	—	—	—	247	—	247	247
Change in unrealized gain from marketable securities	—	—	—	—	(1,255)	—	(1,255)	(1,255)
Change in unrealized gain from pension	—	—	—	—	(538)	—	(538)	(538)
Change in foreign currency translation adjustments, net	—	—	—	—	(273)	—	(273)	(273)

Total comprehensive loss							$(9,244)

Balance at December 31, 2010	23,253	$23	$335,132	$(119,280)	$355	$(49,127)		$167,103
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	423	1	—	4,483	—	(2,448)		2,036
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	124 (*)	—	—	1,309	—	(942)		367
Purchase of treasury stock	(1,298)	(1)	—	(8,748)	—	—		(8,749)
Equity-based compensation expenses	—	—	6,220	—	—	—		6,220
Total comprehensive loss:
Net loss	—	—	—	—	—	(16,242)	(16,242)	(16,242)
Change in unrealized gain from hedging activities, net	—	—	—	—	(950)	—	(950)	(950)
Change in unrealized loss from marketable securities	—	—	—	—	(964)	—	(964)	(964)
Change in unrealized loss from pension	—	—	—	—	37	—	37	37
Change in foreign currency translation adjustments, net	—	—	—	—	(234)	—	(234)	(234)

Total comprehensive loss							$(18,354)

Balance at December 31, 2011	22,502	$23	$341,352	$(122,236)	$(1,756)	$(68,759)		$148,624

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(16,242)	$(7,425)	$(8,436)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	4,244	5,732	7,216
Equity-based compensation expenses related to employees’ stock options and SARs	6,220	9,553	11,100
Decrease in deferred income tax assets, net	32	65	308
Capital loss (gain) from sale and disposal of property and equipment	22	(40)	38
Gain from sale of marketable securities	(155)	(67)	(933)
Amortization of other intangible assets	7,972	9,975	12,258
Accrued interest and amortization of premium on marketable securities and short-term deposits	1,267	531	496
Gain from remeasurement to fair value of investment as a result of business combination	(1,343)	—	—
Decrease (increase) in trade receivables, net	(562)	3,010	11,388
Decrease in other accounts receivable and prepaid expenses	502	8,019	5,432
Decrease (increase) in inventories	2,395	(6,505)	1,642
Decrease (increase) in long-term prepaid expenses and lease deposits	175	(39)	46
Increase (decrease) in trade payables	(1,216)	903	7,130
Increase (decrease) in accrued compensation and benefits	(1,562)	3,044	533
Decrease in income tax accruals and payables	(1,179)	(390)	(12,941)
Decrease in accrued expenses and other accounts payable	(463)	(4,085)	(1,068)
Increase (decrease) in accrued severance pay, net	(783)	32	328
Increase (decrease) in accrued pensions	78	20	(282)
Decrease in related party receivable/payable	—	—	(7,658)

Net cash (used) provided by operating activities	(598)	22,333	26,597

Cash flows from investing activities:
Purchase of marketable securities	(73,002)	(95,510)	(48,042)
Purchase of deposits	(13,000)	—	(38,102)
Proceeds from maturity of marketable securities	68,072	35,180	22,705
Proceeds from sales of marketable securities	11,910	25,352	17,206
Proceeds from maturity of deposits	10,000	12,500	15,550
Proceeds from sales of property and equipment	59	48	—
Purchases of property and equipment	(2,317)	(3,463)	(4,527)
Investment in a company	—	—	(2,200)
Acquisition of initially consolidated subsidiary (1)	(8,320)	—	—

Net cash used in investing activities	(6,598)	(25,893)	(37,410)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options and SARs	367	322	—
Purchase of treasury stock	(8,749)	(862)	(20,028)

Net cash used in financing activities	(8,382)	(540)	(20,028)

Decrease in cash and cash equivalents	(15,578)	(4,100)	(30,841)
Cash and cash equivalents at the beginning of the year	33,912	37,986	68,886
Cash (erosion) due to exchange rate differences	(225)	26	(59)

Cash and cash equivalents at the end of the year	$18,109	$33,912	$37,986

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$332	$424	$2,457

(1)	The net fair value of the assets acquired and the liabilities assumed, on the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$(91)
Property and equipment	26
In process R&D	7,702
Non-Competition agreement	519
Goodwill	3,707

11,863
The acquisition date fair value of the Company’s previously held equity interest in BoneTone	(3,543)

$8,320

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

All of the Company’s integrated circuit products are manufactured and tested by independent foundries and test houses. While these foundries and test houses have been able to adequately meet the demands of the Company’s business, the Company is and will continue to be dependent upon these foundries and test houses to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry and test capacity to meet the Company’s needs in a timely manner. For the manufacturing services with NXP B.V. (“NXP”), see also Note 14. Revenues could be materially and adversely affected should any of these foundries and test houses fail to meet the Company’s request for product manufacturing due to a shortage of production capacity, process difficulties, low yield rates or financial instability. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company’s original equipment manufacturer (OEM) customers, which incorporate the Company’s products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company’s financial condition and results of operations.

The Company sells its products primarily through distributors and directly to OEMs and original design manufacturers (ODMs) who incorporate the Company’s products into consumer products. The Company’s future performance will depend, in part, on the continued success of its distributors in marketing and selling its products. The loss of the Company’s distributors and the Company’s inability to obtain satisfactory replacements in a timely manner may harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 33%, 31% and 29% of the Company’s total revenues for 2011, 2010 and 2009, respectively. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 19%, 25% and 22% of the Company’s total revenues for 2011, 2010 and 2009, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 16% and 13% of the Company’s total revenues for 2011, 2010 and 2009, respectively. Additionally, sales to Uniden America Corporation (“Uniden”) represented 10%, 9% and 12% of the Company’s total revenues for the 2011, 2010 and 2009, respectively. Sales to CCT Telecom Holdings Ltd. represented 11%, 10% and 8% of the Company’s total revenues for 2011, 2010 and 2009, respectively.

Acquisition of BoneTone Communications.

In November 2009, the Company made an investment of $2,200 in BoneTone Communications Ltd. (“BoneTone”), an Israeli private company and provider of innovative chip solutions that redefine audio quality and voice intelligibility in mobile devices and headsets, in return for approximately 30% of the equity of

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

BoneTone, on a fully diluted basis. The Company also signed a call option agreement pursuant to which the Company had the option to purchase from all holders of BoneTone all of the remaining outstanding securities for a period of 24 months commencing on the closing date of the initial investment.

On December 1, 2011, the Company exercised the option and acquired the remaining equity of BoneTone for a net purchase price of $8,600 (the “BoneTone Acquisition”).

The BoneTone Acquisition has been accounted for using the purchase method of accounting as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Code (“ASC”) 805, “Business Combinations.” Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of the acquisition.

Subsequent to the BoneTone Acquisition and as a result of the remeasurement of the initial 30% equity interest in BoneTone in accordance with ASC 805-25, the Company recorded other income in the amount of $1,343 that was calculated as follows:

The acquisition-date fair value of the equity interest immediately before the acquisition date:	$3,543
Equity interest immediately before the acquisition date on a cost basis:	$(2,200)
Gain as a result of remeasuring the fair value of the equity interest:	$1,343

The Company used an income approach to measure the acquisition-date fair value of the equity interest in BoneTone held by the Company immediately before the acquisition date.

The BoneTone Acquisition provides the Company with diversification and cutting-edge technology in the promising and fast-growing mobile devices market.

The results of operations of BoneTone have been included in the Company’s consolidated financial statements since December 1, 2011.

Based upon a valuation of the tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total purchase price of the BoneTone Acquisition as follows:

As of December 1, 2011
Cash	$267
Other current assets	32
Property and equipment	26
Other non-current assets	68
Current liabilities	(107)
Accrued severance pay	(73)

Net tangible assets acquired	213
Intangible assets:
In-process research and development	7,702
Non-competition agreement	519

Total intangible assets	8,221
Goodwill	3,707

Net assets acquired	$12,141

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

In performing the purchase price allocation, the Company considered, among other factors, the intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of BoneTone products. The fair value of the intangible assets was based on a valuation completed by a third party valuation firm using an income approach and estimates and assumptions provided by management.

The Company is currently within the one-year measurement period with respect to the acquisition date, and thus, future material adjustments to these purchase accounting fair value adjustments are possible.

The amount allocated to in-process research and development (“IPR&D”) was determined using the income approach, on the basis of the present value of cash flows attributable to the IPR&D. The guidance in ASC 350 “Intangibles – Goodwill and Other” specifies that intangible assets acquired in a business combination for use in a particular R&D project are considered indefinite-lived intangible assets until the completion or abandonment of the associated R&D efforts. Accordingly, during the development period after the BoneTone Acquisition, these assets should not be amortized but, instead, should be subject to the impairment review and testing provisions of ASC 350-30-35-18 for indefinite-lived intangibles.

Upon completion of the development process for the acquired R&D, the associated assets will be considered to be finite-lived intangible assets and amortized on a straight line basis over its expected future life. The expected future life period is estimated based on the duration of the cash flow associated with the technologies created by the IPR&D once they are completed and start generating revenues.

The amount assigned to the non-competition agreement relates to the non-competition agreement that the Company entered into with the founder of BoneTone in connection with the BoneTone Acquisition, which was determined using the income approach and is amortized on a straight line basis over three years, which represents the non-competition period between the Company and BoneTone founder.

The excess of the purchase price of $3,707 over the net tangible assets and identifiable intangible assets acquired in the BoneTone Acquisition is recognized as goodwill. An acquired workforce and control premium that did not meet the separability criteria have been included in the amount assigned to goodwill. The goodwill recognized represents mainly the synergies the Company expects from the BoneTone Acquisition, both in revenues and expenses, and the expected benefits to the Company from the acquisition. The goodwill associated with the BoneTone Acquisition is expected not to be deductible for tax purposes.

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with ASC No. 830-30, “Translation of Financial Statements.” All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

As a result of an acquisition of the Cordless and VoIP Terminals Business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “CIPT Acquisition”), the financial statements of the Company’s subsidiary – DSP Group Technologies GmbH whose functional currency is not the dollar, has been translated into dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the consolidated statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Accumulated other comprehensive loss related to foreign currency translation adjustments, net, amounted to $ 175 as of December 31, 2011. Accumulated other comprehensive income related to foreign currency translation adjustment, net, amounted to $ 61 as of December 31, 2010.

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

The Company and its subsidiaries account for investments in debt securities in accordance with FASB ASC No. 320-10, “Investments in Debt and Equity Securities.” Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classified all of its investments in marketable securities as available for sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income (loss) using the specific identification method. Unrealized losses determined to be other-than-temporary are recorded as a financial expense. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in financial income. Interest and dividends on securities are included in financial income.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. For the year ended December 31, 2009, the Company recorded $ 531 of gains from the realization of the previously impaired available-for-sale securities recorded in 2008. During the years ended December 31, 2011, 2010 and 2009, the Company did not record an-other-than-temporary impairment loss (see Note 3).

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

During the years ended December 31, 2011, 2010 and 2009, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2011, 2010 and 2009, the Company capitalized $ 253, $ 1,087 and 1,433, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

k.	Investments in other companies:

The Company’s investment in BoneTone as of December 31, 2010, in which the Company held approximately 30% of BoneTone’s equity, on a fully diluted basis, was presented at cost based on FASB ASC No. 323, “Investments- Equity Method and Joint Ventures.” The investment was reviewed periodically to determine if its value had been impaired and adjustments were recorded as necessary. During 2011, 2010 and 2009, no impairment losses were identified. Please also refer to Note 1 for additional information.

l.	Goodwill and other intangible assets:

The goodwill and certain other purchased intangible assets have been recorded as a result of the BoneTone Acquisition and the CIPT Acquisition. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the forth quarter of each fiscal year, or more frequently if impairment indicators are present. The Company operates in one operating segment, and this segment comprises its only reporting unit and only group of assets. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash-flows, future short-term and long-term growth rates, weighted average cost of capital and market multiples for the reporting unit. Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

lives, which range from 3 to 7.3 years. In-process R&D is not amortized until completion of development. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

During 2011, 2010 and 2009, no impairment losses were identified.

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

Severance expenses for the years ended December 31, 2011, 2010 and 2009, were approximately $ 2,089, $ 1,851 and $ 1,969, respectively.

n.	Employee benefit plan:

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2011 was $ 16.5 ($ 22.0 if the employee reached the age of 50 by December 31, 2011). The Company currently offers an employer matching program. The matching contribution currently is 50% on the first 6% of compensation contributed per year. This matching contribution vests 25% per year over the first four years of the employee’s service in the Company. Employer contribution to the plan for the years 2011, 2010 and 2009 was $ 56, $ 60 and $ 80, respectively.

o.	Revenue recognition

The Company and its subsidiaries generate their revenues from sales of products. The Company and its subsidiaries sell their products through a direct sales force and through a network of distributors.

Product sales are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and no significant obligations remain.

Persuasive evidence of an arrangement exists. The Company’s sales arrangements with customers are pursuant to written documentation, either a written contract or purchaser order. The actual documentation used is dependent on the business practice with each customer. Therefore, the Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, or a written purchase order from the customer.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Delivery has occurred. Each written documentation relating to a sales arrangement that is agreed upon with the customer specifically sets forth when risk and title are being transferred (based on the agreed International Commercial terms, or “INCOTERMS”). Therefore, the Company determines that risk and title are transferred to the customer when the terms of the written documentation based on the applicable INCOTERMS are satisfied and thus delivery of its products has occurred.

Separately, the Company has consignment inventory which is held for specific customers at the customers’ premises. It recognizes revenue on the consigned inventory when the customer consumes the products from the warehouse, as that is when per the consignment inventory agreements, risk and title passes to the customer and the products are deemed delivered to the customer.

The fee is fixed or determinable. Pursuant to the customer agreements, the Company does not provide any price protection, stock rotation, right of return and/or other discount programs and thus the fee is considered fixed and determinable upon execution of the written documentation with the customers. Additionally, payments that are due within the normal course of the Company’s credit terms, which are currently no more than four months from the contract date, are deemed to be fixed and determinable based on the Company’s successful collection history for such arrangements.

Collectibility is reasonably assured. The Company determines whether collectibility is reasonably assured on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a long-term business relationship and a history of successful collection. A significant number of the Company’s customers are also large original equipment manufacturers with substantial financial resources. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer’s financial position, the number of years the customer has been in business, the history of collection with the customer and the customer’s ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectibility is not reasonably assured under a particular arrangement based upon its credit review process, the customer’s payment history or information that comes to light about a customer’s financial position, it recognizes revenue under that arrangement as customer payments are actually received.

With respect to product sales through the Company’s distributors, such product revenues are deferred until the distributors resell the Company’s products to the end-customers (“sell through”) and recognized based upon receipt of reports from the distributors, provided all other revenue recognition criteria as discussed above are met.

The Company views its distributor arrangements as that of consignment because, although the actual sales are conducted through the distributors and legally title for the products passes to the distributors upon delivery to the distributors, in substance inventory is simply being transferred to another location for sale to the end-user customers as the Company’s primary business relationships and responsibilities are directly with the end-user customers. Because the Company views its arrangements with its distributors as that of consignment relationships, delivery of goods is not deemed to have occurred solely upon delivery to the distributors. Therefore, the Company recognizes revenues from distributors under the “sell-through” method. As a result, revenue is deferred at the time of shipment to the distributors and is recognized only when the distributors sell the products to the end-user customers.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

p.	Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2011, 2010 and 2009.

q.	Research and development costs:

Research and development costs are charged to the consolidated statement of operations as incurred.

r.	Equity-based compensation:

At December 31, 2011, the Company had three equity incentive plans and one employee stock purchase plan, which are described more fully in Note 12.

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

The Company selected the lattice option pricing model as the most appropriate fair value method for its equity-based awards and values options and stock appreciation rights (SARs) based on the market value of the underlying shares on the date of grant. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term of the equity-based award. Expected volatility is calculated based upon actual historical stock price movements. The expected term of the equity-based award granted is based upon historical experience and represents the period of time that the award granted is expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The total weighted average number of shares related to the outstanding stock options and SARs excluded from the calculation of diluted net loss per share due to their anti-dilutive effect was 7,980,475, 8,751,751and 7,790,926 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2011, the amortized cost of the Company’s marketable securities was $ 84,899, and their stated market value was $ 83,870, representing an unrealized loss of $ 1,029.

A significant portion of the products of the Company and its subsidiaries is sold to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2011 and 2010, no allowance for doubtful accounts was provided.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

v.	Derivative instruments:

FASB ASC No. 815,” Derivatives and Hedging,” requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in New Israeli Shekel (“NIS”) during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to 12 months with put options and forward contracts. These forward contracts and put and call options are designated as cash flow hedges and are all effective as hedges of these expenses.

The fair value of the outstanding derivative instruments at December 31, 2011 and 2010 is summarized below:

		Fair value of derivative instruments
		As of December 31
Derivative assets (Liabilities)	Balance sheet location	2011	2010
Foreign exchange forward contracts and put and call options	Other accounts receivable and prepaid expenses	$—	$473
	Accrued expenses and other accounts payable(*)	$(476)	$—

Total		$(476)	$473

*)	Estimated to be reclassified into earnings in the following year.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2011 and 2010 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	Year ended December 31,
	2011	2010
Foreign exchange forward contracts and put and call options	$(325)	$771

		Gains on Derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2011	2010
Foreign exchange forward contracts and put and call options	Operating expenses	$625	$525

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

As of December 31, 2011 and 2010, the Company had outstanding forward contracts in the amount of $ 3,550 and $ 7,550, respectively, and outstanding option contracts in the amount of $ 16,500 and $ 0, respectively.

w.	Comprehensive income:

The Company accounts for comprehensive income in accordance with FASB ASC No. 220, “Comprehensive Income.” This topic establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of comprehensive income relate to gains and losses on hedging derivative instruments, unrealized gains and losses on available-for-sale securities, unrealized gains and losses from pension and unrealized gain and losses from foreign currency translation adjustments.

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

In November 2010, the FASB issued ASU No. 2010-29, “Business Combination,” which requires pro forma information for business combinations. Under the ASU, a public company must disclose pro forma revenue and earnings of the combined company for both the year in which the business combination occurred and the prior year as though the business combination had occurred as of the beginning of the prior year. The ASU affects any public entity that enters into business combinations that are material on an individual or aggregate basis. The adoption of the ASU had no impact on the Company’s financial statement and its disclosures.

In November 2010, the FASB issued ASU No. 2010-28,”Intangible- Goodwill and Other” which determines when a company must perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The ASU concludes that when a reporting unit has a zero or a negative carrying amount and there are qualitative factors such as those set forth in ASC 350 “Intangibles – Goodwill and Other,” that indicate it is more likely than not that goodwill is impaired, a company would be required to perform Step 2 of the impairment test. The adoption of the ASU has no material impact on the Company’s financial statement and its disclosures.

In May 2011, the FASB issued ASU 2011-04 to amend ASC 820, “Fair Value Measurement.” The amendment requires companies to disclose the following for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the statement of financial position after initial recognition: the valuation

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

techniques and inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose the effect of the measurements on earnings (or changes in net assets) or other comprehensive income for the period. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires companies to present reclassification adjustments and the effect of those reclassification adjustments. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2011 FASB issued ASU 2011-08, “Intangibles—Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3:-    MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2011 and 2010:

	Amortized cost		Unrealized losses, net		Fair value
	2011	2010	2011	2010	2011	2010
Short and long-term deposit	$15,803	$12,860	$—	$—	$15,803	$12,860
U.S. GSE securities	10,725	41,438	(29)	(552)	10,696	40,886
Corporate obligations	74,173	51,495	(1,000)	487	73,173	51,982

	$100,701	$105,793	$(1,029)	$(65)	$99,672	$105,728

The amortized cost of marketable debt securities and time deposits at December 31, 2011, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized cost	Unrealized gains (losses)
		Gains	Losses	Fair value
Due in one year or less	$30,616	$23	$(13)	$30,626
Due after one year to six years	70,085	175	(1,214)	69,046

	$100,701	$198	$(1,227)	$99,672

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

Of the unrealized losses outstanding as of December 31, 2011 and 2010, no losses were outstanding for more than 12 months.

Management believes that as of December 31, 2011, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to U.S. treasury and GSE securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Proceeds from maturity of available-for-sale marketable securities during 2011, 2010 and 2009 were $68,072, $35,180 and $22,705, respectively. Proceeds from sales of available-for-sale marketable securities during 2011, 2010 and 2009 were $11,910, $25,352 and $17,206, respectively. Net realized gains from the sale of available-for sale marketable securities for 2011, 2010 and 2009 were $155, $67 and $933, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-    OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2011	2010
Tax receivables	$662	$548
Prepaid expenses	3,490	1,994
Deposits	1,031	3,085
Others	160	675

	$5,343	$6,302

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 5:-    INVENTORIES

Inventories are composed of the following:

	December 31,
	2011	2010
Work-in-progress	$8,096	$5,148
Finished products *)	8,338	13,655

	$16,434	$18,803

*)	The finished products inventory includes $ 368 and $ 1,033 of inventory held in consignment by other parties, at December 31, 2011 and 2010, respectively.

Inventory write-downs amounted to $ 759, $ 615 and $ 626 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6:-    PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2011	2010
Cost:
Computers and equipment	$43,570	$47,303
Office furniture and equipment	1,636	1,583
Motor vehicles	—	77
Leasehold improvements	4,407	4,326

	49,613	53,289
Less—accumulated depreciation	43,810	45,503

Depreciated cost	$5,803	$7,786

During 2011, the Company recorded a disposal of equipment, which ceased to be used, in the amount of $ 5,920, (depreciated cost of approximately $ 5,898). The capital loss that was recorded due to this disposal in the consolidated statement of operations was $ 22. The disposed assets included computer and equipment in the amount of $ 2,665, which were accounted for as capital leases.

As of December 31, 2010, assets within the computers and equipments category amounted to $ 2,665, which were accounted for as capital leases. Such assets included an amount of $ 2,221 at December 31, 2010, for accumulated depreciation and amortization.

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $ 4,244, $ 5,732 and $ 7,216 for the years ended December 31, 2011, 2010 and 2009, respectively.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 7:-    INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Useful life (years)	December 31,
		2011	2010
Cost:
Current technology	4.2 - 5.3	$77,080	$77,080
Customer relations	7.3	23,477	23,477
In process R&D		7,702	—
Non-competition agreement	3	519	—

		108,778	100,557

Accumulated amortization:
Current technology		46,473	39,229
Customer relations		12,715	12,007
In process R&D		—	—
Non-competition agreement		15	—

		59,203	51,236

Impairment: (Note 7b)
Current technology		28,817	28,817
Customer relations		10,070	10,070

		38,887	38,887

Amortized cost		$10,688	$10,434

a.	Amortization expenses amounted to $ 7,972, $ 9,975 and $ 12,258 for the years ended December 31, 2011, 2010 and 2009, respectively.
b.	In 2008, as a result of circumstances which indicated that the carrying amount of certain intangible assets would not be recoverable, the Company reassessed the fair value of its intangible assets, which resulted in impairment charges of approximately $ 39,084.
c.	Estimated amortization expenses for the years ending:

Year ending December 31,
2012	$2,913
2013	1,799
2014	1,700
2015	1,407
Thereafter	2,869

$10,688

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 8:-    GOODWILL

Balance as of January 1, 2011	$—
Acquisition of BoneTone Communications	3,707

Balance as of December 31, 2011	$3,707

See Note 1 for a discussion of the goodwill acquired during the year 2011.

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011.

Description	Balance as of December 31, 2011	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Time deposits	$1,137		$1,137
Money market mutual funds	$2,934	$2,934

Short-term marketable securities and time deposits:
U.S. GSE securities	$563		$563
Corporate debt securities	$14,260		$14,260
Time deposits	$15,803		$15,803

Long-term marketable securities:
U.S. GSE securities	$10,133		$10,133
Corporate debt securities	$58,913		$58,913
Derivative liabilities	$476		$476

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010.

Description	Balance as of December 31, 2010	Fair Value Measurements
		Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Time deposits	$5,601		$5,601
Money market mutual funds	$5,231	$5,231
Short-term marketable securities and time deposits:
Corporate debt securities	$17,043		$17,043
Time deposits	$12,860		$12,860
Long-term marketable securities:
U.S. GSE securities	$40,886		$40,886
Corporate debt securities	$34,939		$34,939
Derivative assets	$473		$473

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2011 and 2010 due to the short-term maturity of these instruments.

NOTE 10:-    PENSION LIABILITIES

The Company acquired the CIPT Business on September 4, 2007. This business sponsors various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

The largest of these plans that the Company assumed in connection with the CIPT Acquisition was the Swiss pension fund that insured the retirement, disability and death benefits of the employees who were formerly covered by the NXP Semiconductors Switzerland AG scheme. The difference between the Swiss liability (the Projected Benefit Obligation or PBO) and the market value of the plan assets was accounted for in the consolidated financial statements of the Company. The other defined benefits plans that the Company assumed in connection with the CIPT Acquisition that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

During the first quarter of 2011, the Company recorded a curtailment gain in the amount of $660 derived from the closure of the Company’s Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary. As of December 31, 2011 there was no pension liability in connection with the Swiss pension plan.

For 2011 year end accounting purposes, liabilities associated with the German plans have been recalculated based on updated employee numbers and asset values at December 31, 2011. The value for the pension liability in India has been projected from results of the valuation of such liability on the date of CIPT Acquisition and has been since updated for changes in discount rate and was immaterial as of December 31, 2011.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The Company’s pension obligation in Germany relating to the unvested pension claims (i.e. future obligation that will result from future service period) of the employees were outsourced in November 2010 to an external insurance company (“Nuremberger Versicherung”). From and after the outsourcing date, the Company is required to pay premiums to the external insurance company and in return the pension benefits earned by the German employees are covered by the Company’s arrangement with the external insurance company. The Company legally is released from its obligations to the German employees once the premiums are paid, and it is no longer subject to any of the risks and rewards associated with the benefit obligations covered and the plan assets transferred to the external insurance company. Since the outsourcing arrangement meets the requirements of a nonparticipating annuity contract, the Company treats the costs of the outsourcing arrangement as the costs of the benefits being earned in accordance with ASC Paragraph 715-30-25-7 of ASC 715 “Compensation—Retirement Benefits.”

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and fair value of assets for the years ended December 31, 2011 and 2010, and the statement of funded status as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Accumulated benefit obligation	$1,197	$5,452

Change in benefit obligation
Benefit obligation at beginning of year	$5,870	$4,242
Service cost	153	326
Interest cost	62	150
Employee contributions	14	90
Plan curtailments	(660)	—
Plan settlements	(4,173)	—
Benefits paid from the plan	(31)	226
Expenses paid	—	(6)
Premiums paid	(3)	(35)
Actuarial loss (gain)	1	614
Exchange rates and others	(25)	263

Benefit obligation at end of year	$1,208	$5,870

Change in plan assets
Fair value of plan assets at beginning of year	$4,448	$3,313
Actual return on plan assets	28	294
Employer contributions to plan	147	240
Employee contributions	14	90
Plan settlements	(4,173)	—
Expenses paid	—	(6)
Benefits paid from the plan	(31)	226
Premiums paid	(3)	(35)
Exchange rates	(14)	326

Fair value of plan assets at end of year	$416	$4,448

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
Weighted-average assumptions
Discount rate	5.4%	2.75%	3.99%
Expected return on plan assets	1.54%	3.5%	4.20%
Rate of compensation increase	2.5%	2.89%	3.04%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$153	$326	$413
Interest cost	62	150	186
Expected return on plan assets	(28)	(116)	(155)
Amortization of net loss (gain)	39	(102)	9
Settlement gain recognized	—	—	(278)
Curtailment gain(1)	(660)	—	—

Net periodic benefit cost	$(434)	$258	$175

(1)	The curtailment gain is derived from the closure of the Company’s Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

	December 31,
	2011	2010
Net amounts recognized in the consolidated balance sheets as of December 31, 2011 and 2010 consist of:
Current liabilities	$—	$648
Noncurrent liabilities	792	774

Net amounts recognized in the consolidated balance sheets	$792	$1,422

Net amounts recognized in accumulated other comprehensive income as of December 31, 2011 and 2010 consist of:
Net actuarial loss	$(78)	$(1,253)
Other	—	1,138

Net amounts recognized in accumulated other comprehensive income (loss)	$(78)	$(115)

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2011 is as follows:

2011
Net actuarial loss and other	$2

Benefit payments are expected to be paid as follows:

Year ending December 31,
2012	$154
2013	$180
2014	$152
2015	$111
2016	$63
2017-2021	$150

The plan asset allocations at December 31 of the relevant years are as follows:

	December 31,
	2011	2010
Bonds	—	44.0%
Real estate	—	12.5%
Cash	—	2.5%
Shares	—	32.4%
Other	100%	8.6%

	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2011 by asset category, classified by the three levels of inputs described in Note 2, are as follows:

Fair Value Measurements at December 31, 2011 Using:
	Total Fair Value at December 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$—	$—	$—	$—
Equity securities	—	—	—	—
Real estate	—	—	—	—
Corporate bonds	—	—	—	—
Others	416	—	416	—

Total assets measured at fair value	$416	$—	$416	$—

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

For the year ended December 31, 2011, actuarial losses of $ 1 were recognized in other comprehensive income (loss).

For the year ended December 31, 2010, actuarial losses of $ 694 were recognized in other comprehensive income (loss).

NOTE 11:-    FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2011	2010	2009
Foreign exchange gains	$60	$—	$415
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	2,014	2,183	2,190
Realized gains on marketable securities	181	924	933
Other	7	8	—

Financial income	2,262	3,115	3,538

Realized losses on marketable securities	26	856	—
Foreign exchange losses	95	517	346
Interest expenses	42	103	118
Other	214	171	217

Financial expense	377	1,647	681

Financial income, net	$1,885	$1,468	$2,857

NOTE 12:-    STOCKHOLDERS’ EQUITY

a.	Preferred Stock:

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

At December 31, 2011, the Company had an accumulated deficit of $ 68,759. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.	Share Repurchase Program:

In March 1999, the Company’s Board of Directors authorized the repurchase of up to 4.0 million shares of its common stock. In July 2003, October 2004, January 2007, January 2008 and July 2011, the Company’s board authorized an additional 2.5 million shares, 2.5 million shares, 3.0 million shares, 2.9 million shares and 1.0 million shares of common stock, respectively, for repurchase. The number of shares authorized for repurchase after giving affect to the January 2008 board approval was 5.1 million shares. Also in January 2008, the Company’s Board of Directors approved the Company’s entry into a share repurchase plan in accordance with Rule 10b5-1 of the United States Securities Exchange Act of 1934, as amended, for up to 5 million shares of the 5.1 million shares of the Company’s common stock authorized for repurchase. The plan, which became effective on February 7, 2008, expired on October 31, 2008. In October 2010, the Company’s Board of Directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of authorized shares available for repurchase under its share repurchase program to two million shares. In July 2011, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program by one million shares of common stock.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

In 2011 and 2010, the Company repurchased approximately 1,298,000 and 111,000 shares, respectively, of common stock at an average purchase price of $ 6.74 and $ 7.74 per share, respectively, for an aggregate purchase price of $ 8,749 and $ 862, respectively. No shares were repurchased under the Company’s board-authorized share repurchase program during 2009. As of December 31, 2011, 1,591,179 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In 2011, 2010 and 2009, the Company issued 547,000, 463,000 and 357,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

Outside of the share repurchase program, during the first quarter of 2009, in accordance with a Stock Repurchase Agreement executed by the Company and NXP on January 27, 2009, the Company repurchased 4,186,603 shares of its common stock that were issued to NXP in connection with the CIPT Acquisition at the purchase price of $ 4.78 per share for approximately $ 20,028.

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

During 2011, 2010 and 2009, the Company granted to employees and executive officers of the Company and its subsidiaries primarily share appreciation rights (“SARs”), capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

A summary of the various plans is as follows:

1993 Director Stock Option Plan

Upon the closing of the Company’s initial public offering, the Company adopted the 1993 Director Stock Option Plan (the “Directors Plan”). Under the Directors Plan, which expires in 2014, the Company is authorized to issue nonqualified stock options to the Company’s outside non-employee directors to purchase up to 1,980,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (the “First Option”). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a “Committee Option”) is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Options granted under the Directors Plan generally have a term of 10 years. One-third of the shares are exercisable after the first year and thereafter one-third at the end of each twelve-month period.

As of December 31, 2011, 468,784 shares of common stock remained available for grant under the Directors Plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2011, 266,049 shares of common stock remained available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). Under the 2001 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options and other awards for the purchase of common stock. The 2001 Plan expired in 2011. As of December 31, 2011, 2,194,847 shares of common stock were granted under the plan and 10,000 shares of common stock remained in the plan prior to its expiration.

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

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. Qualified options and shares are held in trust until the later of 24 months from the date of grant of the equity awards, or the vesting of the equity awards based on a vesting schedule determined by a committee appointed by the Company’s Board of Directors. 8,474,671 shares of common stock were reserved for issuance as of December 31, 2011 under the plan. Pursuant to the terms of the 2003 Plan, on the first business day of each calendar year beginning in 2004, the number of shares authorized under the plan increases by an amount equal to 3% of the number of shares of common stock outstanding as of such date, or a lower number of shares determined by the Company’s Board of Directors. As of December 31, 2011, 2,195,418 shares of common stock remained available for grant under the 2003 Plan.

Equity awards under the 2003 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors. Equity awards under the 2003 Plan expire up to seven years after the date of grant.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

1993 Employee Stock Purchase Plan

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 2,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 423,000, 388,000 and 357,000 shares of common stock issued at a weighted average purchase price of $ 4.81, $ 4.75 and $ 5.90 per share under the ESPP in 2011, 2010 and 2009, respectively.

Stock Reserved for Future Issuance

The following table summarizes the number of outstanding shares of common stock available for future issuance at December 31, 2011 (after giving effect to the above increases in the equity incentive plans):

ESPP	535,000
Equity awards	2,930,000
Undesignated preferred stock	5,000,000

8,465,000

The following is a summary of activities relating to the Company’s stock options and SARs granted among the Company’s various plans:

	Year ended December 31,
	2011		2010		2009
	Amount of options/ SARs	Weighted average exercise price	Amount of options/ SARs	Weighted average exercise price	Amount of options/ SARs	Weighted average exercise price
	in thousands		in thousands		in thousands
Options outstanding at beginning of year	11,305	$12.94	10,433	$15.20	8,359	$18.54
Changes during the year:
Granted(1)	1,263	$7.58	2,675	$7.21	2,981	$6.11
Exercised	(339)	$6.22	(163)	$6.07	—	$—
Forfeited and cancelled	(1,665)	$14.86	(1,640)	$18.62	(907)	$16.16

Options/SARs outstanding at end of year(2)	10,564	$12.22	11,305	$12.94	10,433	$15.20

Options/SARs exercisable at end of year(3)	7,669	$14.10	6,492	$16.90	5,433	$20.68

(1)	SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 7,427,676 shares of the Company’s common stock as of December 31, 2011.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 5,280,357 shares of the Company’s common stock as of December 31, 2011.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The stock options and SARs outstanding as of December 31, 2011, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years)	Aggregate intrinsic value (*)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Aggregate intrinsic value (*)	Weighted average exercise price
$	thousands			$	thousands		$	$
5.63—7.23	2,180	3.73	$—	6.03	1,529	3.33	$—	6.03
7.25—10.23	5,317	4.23	—	8.42	3,075	3.16	—	9.03
10.28—14.82	170	5.05	—	12.28	168	5.07	—	12.29
15.79—21.04	213	1.94	—	17.84	214	1.94	—	17.84
21.05—28.72	2,684	1.64	—	24.32	2,683	1.64	—	24.32

	10,564	3.44	$—	12.22	7,669	2.67	$—	14.10

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of December 31, 2011 ($ 5.21 per share).

As of December 31, 2011, the outstanding number of SARs was 8,046,974 and based on the share price of the Company’s common stock as of December 31, 2011 ($ 5.21 per share), no SARs were in-the-money.

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2011, 2010 and 2009 was $ 3.26, $ 3.19 and $ 2.47 per stock option and SAR, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2011	2010	2009
Volatility	54.60%	64.47%	61.92%
Risk-free interest rate	2.23%	2.25%	2.00%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate*)	3.37%	2.92%	3.50%
Post-vest cancellation rate**)	2.21%	2.23%	2.15%
Suboptimal exercise factor***)	1.59	1.63	1.64
Expected life	4.14 years	4.07 years	4.07 years

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.
**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.
***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the same assumptions set forth above for the years ended 2011, 2010 and 2009 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 28.37%-61.02% in 2011, 50.25%-78.61% in 2010 and 58.16%-86.68% in 2009.

The Company’s aggregate compensation expenses for the years ended December 31, 2011, 2010 and 2009 totaled $ 6,220, $ 9,553 and $ 11,100, respectively. The Company recognized no tax benefit in its consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 for the Company’s equity-based compensation arrangements.

A summary of the status of the Company’s non-vested stock options and SARs as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Non-vested	Shares	Weighted average grant date fair value
	(In thousands)
Non-vested at January 1, 2011	4,813	3.14
Granted	1,263	3.26
Vested	(2,490)	3.23
Forfeited	(691)	3.21

Non-vested at December 31, 2011	2,895	3.09

As of December 31, 2011, equity-based compensation arrangements to purchase a maximum of 6,685 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As of December 31, 2011, there was a total unrecognized compensation expense of $ 3,265 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2011 through 2015.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 13:-    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business).

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2011	2010	2009
Revenue distribution:
Hong-Kong	$100,894	$112,319	$95,204
Japan	57,260	76,986	71,388
Korea	5,909	8,081	20,233
Europe	9,180	13,043	15,448
United States	1,836	1,423	3,382
China	8,577	6,807	4,472
Taiwan	7,225	3,208	2,031
Other	2,980	3,615	28

	$193,861	$225,482	$212,186

For a summary of revenues from major customers, please see Note 1.

The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	Year ended December 31,
	2011	2010
Long-lived assets:
Europe	$2,613	$10,672
Israel	16,894	6,756
United States	40	263
Other	651	529

	$20,198	$18,220

NOTE 14:-    RELATED PARTIES BALANCES AND TRANSACTIONS

As partial consideration for the Acquisition, the Company issued to NXP 4,186,603 shares of its common stock, representing 16% of the Company’s outstanding common stock as of December 31, 2008.

In connection with the CIPT Acquisition, the Company, DSP Israel and NXP entered into, among others, the following ancillary documents, each effective as of September 4, 2007:

(1)	Manufacturing Services Collaboration Agreement, as amended, pursuant to which NXP agreed to provide the Company and its affiliates with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products at agreed upon prices for up to seven years following the closing of the CIPT Acquisition. The services are provided on a purchase order basis.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

(2)	Umbrella Transitional Services Agreement pursuant to which NXP agreed to provide the Company and its affiliates with other specified transitional services at agreed upon prices for a limited period to assist the Company and its affiliates in achieving a smooth transition of the CIPT Business. The services are provided pursuant to specified service level agreements and include HR, finance and administration, IT, infrastructure, warehousing, CAD tool services, Intellectual Property Library Services and R&D services. The term of each service is agreed upon in the service level agreements.

On January 27, 2009, the Company and NXP entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) pursuant to which the Company agreed to repurchase the 4,186,603 shares of the Company’s common stock issued to NXP in connection with the CIPT Acquisition (the “Shares”). The per share purchase price for the Shares was determined by the parties to be the average closing price per share of the common stock on the NASDAQ Global Market during the 20 business days commencing on February 5, 2009, less fifteen percent of such average. The closing of the repurchase occurred on March 12, 2009 (the “Closing Date”), at which time the Company repurchased the Shares for an aggregate consideration of approximately $ 20,028. Effective as of the Closing Date, the Stockholders Agreement previously executed by the Company and NXP and all rights and obligations of the parties therein terminated and the NXP nominee to the Company’s Board of Directors resigned.

The termination of the Stockholders Agreement had no impact on the Manufacturing Services Collaboration Agreement, as amended, or the Umbrella Transitional Services Agreement.

Transactions with related party:

	Year ended December 31,
	2011	2010	2009
Cost of revenues (1)	$—	$—	$8,013
Research and development expenses (2)	$—	$—	$209
Sales and marketing expenses (2)	$—	$—	$19
General and administrative expenses (2)	$—	$—	$60

(1)	Includes the purchase of inventory from NXP pursuant to the Manufacturing Services Collaboration Agreement described above.
(2)	Includes certain research and development, sales and marketing, and general and administrative services provided by NXP pursuant to the agreements described above.
(3)	The amounts included for 2009 were for the period that NXP was deemed a related party.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 15:-    COMMITMENTS AND CONTINGENCIES

Commitments:

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel and in California, USA. The lease agreement for the Israeli facilities is effective until November 2013. The Company has various agreements for its facilities in the U.S. that terminate in 2013 through 2015. The Company’s subsidiaries in Scotland, Japan and Hong-Kong have lease agreements for their facilities that terminate in 2012, 2014 and 2013, respectively. The Company’s subsidiaries in Germany and India have sublease agreements with NXP for their facilities that terminate in 2012. The Company has operating lease agreements for its motor vehicles, which terminate in 2012 through 2014. In addition, certain of the Company’s subsidiaries have fixed service agreements with NXP (see Note 14).

At December 31, 2011, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2012	$3,647
2013	2,398
2014	170
2015	3

$6,218

Facilities rental expenses amounted to $ 3,375, $ 3,391 and $ 3,163 (out of which $ 102 is to a related party) for the years ended December 31, 2011, 2010 and 2009, respectively.

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.	From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and, from time to time may be, notified of claims that it may be infringing on patents or intellectual property rights owned by third parties. During 2010, the Company recorded an income of $ 2,500 in cost of revenues (the account in which the provision was originally recorded) resulting from the reversal of a provision that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 16:-    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2011	2010	2009
Domestic taxes:
Federal taxes:
Current	$36	$(931)	$(13,095)
Deferred	—	—	—
Valuation allowance	—	—	—

	36	(931)	(13,095)

State taxes:
Current	(623)	34	173
Deferred	—	—	—
Valuation allowance	—	—	—

	(623)	34	173

Foreign taxes:
Current	(311)	52	963
Deferred	32	(81)	42
Valuation allowance	—	143	283

	(279)	114	1,288

Taxes on income	$(866)	$(783)	$(11,634)

There were no tax benefits associated with the exercise of non-qualified stock option in 2011, 2010 and 2009.

b.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2011	2010	2009
Domestic	$(3,162)	$(2,794)	$(4,851)
Foreign	(13,946)	(5,414)	(15,219)

	$(17,108)	$(8,208)	$(20,070)

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2011	2010	2009
Losses before taxes on income	$(17,108)	$(8,208)	$(20,070)

Theoretical tax at U.S. statutory tax rate (35%)	$(5,988)	$(2,873)	$(7,025)
State taxes, net of federal benefit	2	1	3
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	2,563	(1,082)	3,008
Nondeductible equity-based compensation expenses	2,177	3,344	3,885
Current adjustment and interest on uncertain tax position liability in U.S.	(598)	(517)	(10,970)
Valuation allowance in U.S.	957	723	—
Other	21	(379)	(535)

	$(866)	$(783)	$(11,634)

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2011	2010
Deferred tax assets (short-term):
Reserves and accruals	$89	$121

Total deferred tax assets (short-term)	89	121
Valuation allowance	—	—

Total	89	121

Deferred tax assets (long-term):
Reserves and accruals	1,044	1,012
Equity-based compensation	2,252	2,108
Intangible assets	4,272	4,658
Carryforward tax losses	29,411	27,608
Other	137	145

Total deferred tax assets (long-term)	37,116	35,531
Valuation allowance	(37,116)	(35,531)

Total	—	—

Total deferred tax assets	$89	$121

Management believes that the deferred net tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $ 37,116 and $ 35,531 was provided as of December 31, 2011 and 2010, respectively. The Company does not have a provision for U.S. income taxes on the undistributed earnings of its international subsidiaries since the Company intends to indefinitely reinvest these earnings outside the U.S.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

December 31, 2011
Gross unrecognized tax benefits at January 1, 2011	$2,442
Decrease in tax positions for previous years	(729)
Increases in tax positions for previous years, net	—
Increase in interest related to tax positions	37
Lapse in statute of limitations	(635)

Gross unrecognized tax benefits at December 31, 2011	$1,115

December 31, 2010
Gross unrecognized tax benefits at January 1, 2010	$3,107
Decrease in tax positions for previous years	(193)
Increases in tax positions for previous years, net	316
Increase in interest related to tax positions	18
Lapse in statute of limitations	(806)

Gross unrecognized tax benefits at December 31, 2010	$2,442

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $ 1,115 and $ 2,442 at December 31, 2011 and 2010, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2011 and 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $ 276 and $ 506, respectively.

The Company reversed income tax contingency reserves that were determined to be no longer required due to the expiration of applicable statute of limitations. Pursuant to this reversal, the Company recorded a tax benefit of $ 635 and $ 1,018 during 2011 and 2010, respectively.

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

With respect to the Company’s Swiss subsidiary, the statute of limitation related to its tax returns is opened for all tax years since its incorporation.

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”): Six separate investment programs of DSP Israel’s production facilities have been granted “Approved Enterprise” status and two investment programs of DSP Israel’s production facilities was filed under “Beneficiary Enterprise” status under the Investment Law. The Investment Law provides certain Israeli tax benefits for eligible capital investments in a production facility, as discussed in greater detail below.

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

DSP Israel has chosen the “alternative benefits” track for all of its investment programs. Accordingly, DSP Israel’s income from an “Approved Enterprise” and “Beneficiary Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight or six years, respectively.

DSP Israel’s first and second investment programs, which were completed and commenced operations in 1994 and 1996, respectively, were tax exempt for two and four years, respectively, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight and six years, respectively. As of 2011, those investment programs were no longer entitled to a reduced corporate tax.

DSP Israel’s third investment program, which was completed and commenced operations in 1998, was tax exempt for two years from the first year it had taxable income and was entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2011, this investment program was no longer entitled to a reduced corporate tax.

DSP Israel’s fourth, fifth and sixth investment programs were approved in 1998, 2001 and 2003, respectively, which entitled DSP Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year the production facility subject to the investment program had taxable income. As of 2011, the fourth investment program was no longer entitled to a reduced corporate tax.

DSP Israel’s seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Since DSP Israel is operating under more than one approval, its effective tax rate is the result of a weighted combination of the various applicable tax rates and tax exemptions and the computation is made for income derived from each investment program on the basis and formulas specified in the Investment Law and the approvals.

During 2006, DSP Israel received an approval for the erosion of tax basis in respect to its fifth and sixth investment programs. During 2008, DSP Israel received an approval for the erosion of tax basis with respect to its second, third and fourth investment programs. Those approvals resulted in increasing the taxable income attributable to the later investment programs, which are currently in operation and will be taxed at a lower tax rate than the previous investment programs, which in turn will decrease the overall effective tax rate.

The Company’s investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. The Company’s average tax rate for its investment programs may change in the future due to circumstances outside of its control and therefore, the Company cannot provide any assurances that its average tax rate for its investment programs will continue at an approximate rate of 10% in the future.

As of December 31, 2011, DSP Israel believed that it met all the conditions required under the plans, which include inter-alia an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (24% for 2011 and 25% for 2012) and could be required to refund tax benefits already received.

As of December 31, 2011, approximately $ 35,481 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprise.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprise” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed in a manner other than on its complete liquidation, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $ 3,942 would have been incurred as of December 31, 2011.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (25% for 2011 and 2012).

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

In January 2011, the Knesset (Israeli parliament) passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011, which prescribes, among other things, for a further amendment of the Israeli Investment Law. The amendment became effective as of January 1, 2011. Among other things, the amendment sets forth the following amended tax rates for income generated from qualified investment programs:

•	for 2011 and 2012—15%;

•	for 2013 and 2014—12.5%; and

•	for 2015 and thereafter—12%.

The Company does not currently intend to implement the amendment, and intend to continue to comply with the Investment Law as in effect prior to enactment of the amendment until the earlier of such time that compliance with the Investment Law prior to amendment is no longer in the Company’s interests or until the expiration of the Company’s current investment programs. The Company is required to comply with the amendment subsequent to the expiration of its current investment programs and for any new qualified investment program, after a transitional period. As a result, the amendment may increase the Company’s average tax rate in future years.

g.	Tax benefits under Israel’s Law for Encouragement of Industry (Taxation), 1969:

DSP Israel is an “industrial company” under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years and accelerated depreciation.

h.	Israeli tax rates:

The rate of the Israeli corporate tax is as follows: 2009—26%, 2010 -25% and 2011—24%. Tax at a rate of 25% applies on capital gains arising after January 1, 2003.

On December 5, 2011, the Israeli Parliament (the Knesset) passed the Law for Tax Burden Reform (Legislative Amendments), 2011 which, among others, cancels effective starting in 2012, the scheduled progressive reduction in the corporate tax rate. This law also increases the corporate tax rate to 25% for 2012.

j.	In connection with the CIPT Acquisition, the Company received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by its Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the CIPT Acquisition by its Swiss subsidiary. Pursuant to the tax ruling, the Company’s Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the CIPT Acquisition by its Swiss subsidiary.

k.	The Company has accumulated losses for federal tax purposes as of December 31, 2011 of approximately $ 5,733 which may be carried forward and offset against future taxable income for a period of twenty years from its creation. In addition, the Company has accumulated capital losses of approximately $ 1,997, which may be carried forward and offset against future capital gains for a period of five years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2011, of approximately $ 42,639 (including research and development expenses carry forward), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2011, of approximately $ 241,695, which may be carried forward and offset against future taxable income for a period of seven years from its creation.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 17:-    NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(16,242)	$(7,425)	$(8,436)

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net loss per share (in thousands)	23,247	23,229	23,655
Incremental shares attributable to exercise of outstanding options and SARs (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—	—

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	23,247	23,229	23,655

Basic net loss per share	$(0.70)	$(0.32)	$(0.36)

Diluted net loss per share	$(0.70)	$(0.32)	$(0.36)

NOTE 18:-    RESTRUCTURING COSTS AND OTHER

During the third quarter of 2011, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for its U.S facilities. The Company recorded an expense in the amount of $419 in the third quarter of 2011, consisting of employee severance costs and lease agreement termination.

As of December 31, 2011, $224 of restructuring payments were paid in connection with the above restructuring plan. The Company anticipates that the remaining accrued restructuring balance of $ 195 will be paid out in cash throughout fiscal year 2012.

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

As of December 31, 2011, all of the restructuring payments were paid in connection with the above Swiss restructuring plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2011, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Stockholders to be held on May 15, 2012.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2011.

List of Exhibits:

Exhibit Number	Description

2.1	Share and Business Sale Agreement, dated September 3, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on 8-K filed September 7, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, Effective as of July 19, 1999 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws, effective as of July 25, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2011, and incorporated herein by reference).

3.4	Certificate of Designations for DSP Group, Inc. Series B Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on July 26, 2011 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 26, 2011, and incorporated herein by reference).

Exhibit Number	Description

4.1	Rights Agreement, dated as of July 26, 2011, between DSP Group, Inc. and American Stock Transfer and Trust Company, LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchaser Preferred Shares as Exhibit C (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 26, 2011, and incorporated herein by reference).

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.2	Amended and Restated 1993 Director Stock Option Plan. †† *

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.5	Amended and Restated 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder. †† *

10.6	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.7	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference). ††

10.8	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference). ††

10.9	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference). ††

10.10	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of October 27, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on October 29, 2009, and incorporated herein by reference). ††

10.11	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference). ††

10.12	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference) ††

10.13	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 16, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference) ††

Exhibit Number	Description

10.14	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.15	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.16	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.17	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.18	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.19	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.20	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.21	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.22	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.23	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.24	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference). ††

10.25	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference). ††

Exhibit Number	Description

10.26	Stock Appreciation Right Agreement with Eliyahu Ayalon, dated July 2, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference). ††

10.27	Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.39 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.28	Amendment Agreement to Manufacturing Services Collaboration Agreement, dated January 27, 2009, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.29	Agreement to Amend the Manufacturing Services Collaboration Agreement, dated December 8, 2010, by and among DSP Group, Inc., DSP Group, Ltd. and NXP B.V. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on December 10, 2010, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.30	Intellectual Property Transfer and License Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.40 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.31	Intellectual Property Library Services and R&D Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.41 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.32	Umbrella Transitional Services Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.42 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.33	Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective June 25, 2009. (filed as Exhibit 10.32 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference) ††

10.34	Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective January 31, 2011. (filed as Exhibit 10.33 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference) ††

10.35	Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011.(filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference) ††

10.36	Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective June 9, 2002. (filed as Exhibit 10.34 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference) ††

10.37	Amendment to Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective January 31, 2011. (filed as Exhibit 10.35 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference) ††

Exhibit Number	Description

10.38	Amendment to Employment Agreement by and between DSP Group, Ltd. and Dror Levy, as amended, effective as of May 16, 2011. (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference) ††

10.39	Employment Agreement by and between DSP Group, Ltd. and Lior Blanka, effective May 7, 2007. (filed as Exhibit 10.36 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference) ††

10.40	2011 Performance-Based Bonus Plan (description of the plan provided in the Registrant’s Current Report on Form 8-K filed on February 4, 2011, and incorporated herein by reference). ††

10.41	Employment Agreement by and between DSP Group, Ltd. and David Dahan, effective February 1, 2012. †† *

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ OFER ELYAKIM
Ofer Elyakim Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2012

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

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board	March 15, 2012

/S/ OFER ELYAKIM Ofer Elyakim	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012

/S/ DROR LEVY Dror Levy	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/S/ REUVEN REGEV Reuven Regev	Director	March 15, 2012

/S/ ZVI LIMON Zvi Limon	Director	March 15, 2012

/S/ YAIR SHAMIR Yair Shamir	Director	March 15, 2012

Signature	Title	Date

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 15, 2012

/S/ LOUIS SILVER Louis Silver	Director	March 15, 2012

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 15, 2012

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts	184	(67)	117
Sales returns reserve	0	0	0
Year ended December 31, 2010:
Allowance for doubtful accounts	117	(117)	0
Sales returns reserve	0	0	0
Year ended December 31, 2011:
Allowance for doubtful accounts	—	—	—
Sales returns reserve	—	—	—