Form 10-Q
period 2012-03-31
DSP GROUP INC /DE/
filed 2012-05-10
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 4, 2012, there were 21,865,283 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,683	$18,109
Restricted deposit	121	128
Marketable securities and short-term deposits	29,413	30,626
Trade receivables	26,966	25,643
Deferred income taxes	117	89
Other accounts receivable and prepaid expenses	4,461	5,343
Inventories	16,605	16,434

TOTAL CURRENT ASSETS	96,366	96,372

PROPERTY AND EQUIPMENT, NET	5,212	5,803

LONG-TERM ASSETS:
Long-term marketable securities	65,751	69,046
Long-term prepaid expenses and lease deposits	390	466
Severance pay fund	10,693	9,974
Intangible assets, net	10,101	10,688
Goodwill	3,707	3,707

	90,642	93,881

TOTAL ASSETS	$192,220	$196,056

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$18,778	$17,989
Accrued compensation and benefits	6,860	8,236
Income tax accruals and payables	2,641	2,582
Accrued expenses and other accounts payable	6,951	7,555

Total current liabilities	35,230	36,362

LONG-TERM LIABILITIES:
Accrued severance pay	11,037	10,278
Accrued pensions	856	792

Total long-term liabilities	11,893	11,070

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value—
Authorized shares: 5,000,000 at March 31, 2012 and December 31, 2011; Issued and outstanding shares: none at March 31, 2012 and December 31, 2011	—	—
Common stock, $ 0.001 par value—
Authorized shares: 50,000,000 shares at March 31, 2012 and December 31, 2011;
Issued and outstanding shares: 22,042,043 and 22,501,644 shares at March 31, 2012 and December 31, 2011, respectively	22	23
Additional paid-in capital	342,838	341,352
Treasury stock	(124,315)	(122,236)
Accumulated other comprehensive loss	(76)	(1,756)
Accumulated deficit	(73,372)	(68,759)

Total stockholders’ equity	145,097	148,624

Total liabilities and stockholders’ equity	$192,220	$196,056

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenues	$43,504	$48,776
Cost of revenues (1)	27,526	31,548

Gross profit	15,978	17,228

Operating expenses:
Research and development (2)	11,976	14,190
Sales and marketing (3)	4,034	4,019
General and administrative (4)	3,028	3,070
Intangible assets amortization	593	2,196
Restructuring income	—	(590)

Total operating expenses	19,631	22,885

Operating loss	(3,653)	(5,657)
Financial income, net	480	469

Loss before taxes on income	(3,173)	(5,188)
Taxes on income (income tax benefit)	89	(624)

Net loss	$(3,262)	$(4,564)

Net loss per share:
Basic and diluted	$(0.14)	$(0.19)

Comprehensive income (loss)	$1,680	$(98)
Weighted average number of shares used in per share computations of net loss:
Basic and diluted	22,550	23,439

(1)	Includes equity-based compensation expense in the amount of $110 and $132 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Includes equity-based compensation expense in the amount of $771 and $882 for the three months ended March 31, 2012 and 2011, respectively.
(3)	Includes equity-based compensation expense in the amount of $251 and $306 for the three months ended March 31, 2012 and 2011, respectively.
(4)	Includes equity-based compensation expense in the amount of $354 and $519 for the three months ended March 31, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(526)	$(354)
Investing activities
Purchases of marketable securities	(8,627)	(18,639)
Purchases of deposits	(27)	(3,000)
Proceeds from maturity of marketable securities	5,930	15,640
Proceeds from maturity of deposits	3,000	10,000
Proceeds from sales of marketable securities	5,068	959
Purchases of property and equipment	(281)	(765)

Net cash provided by investing activities	5,063	4,195
Financial activities
Purchase of treasury stock	(3,968)	(1,030)
Issuance of common stock and treasury stock for cash upon exercise of options and stock appreciation rights	—	172

Net cash used in financing activities	(3,968)	(858)

Increase in cash and cash equivalents	$569	$2,983

Cash erosion due to exchange rate differences	5	(60)

Cash and cash equivalents at the beginning of the period	$18,109	$33,912

Cash and cash equivalents at the end of the period	$18,683	$36,835

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended March 31, 2011
Balance at December 31, 2010	23,253	$23		$335,132	$(119,280)	$(49,127)	$355	$167,103
Net loss		—		—	—	(4,564)		(4,564)
Change in unrealized gain from hedging activities, net		—		—	—	—	12	12
Change in unrealized gain (loss) from marketable securities, net		—		—	—	—	(192)	(192)
Change in realized loss from pensions, net		—		—	—	—	37	37
Change in foreign currency translation adjustments, net		—		—	—	—	45	45
Purchase of treasury stock	(130)	*	)	—	(1,030)	—	—	(1,030)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	214	*	)	—	2,278	(1,258)	—	1,020
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	51	*	)	—	539	(367)	—	172
Equity-based compensation	—	—		1,839	—	—	—	1,839

Balance at March 31, 2011	23,388	$23		$336,971	$(117,493)	$(55,316)	$257	$164,442
Three Months Ended March 31, 2012
Balance at December 31, 2011	22,502	$23		$341,352	$(122,236)	$(68,759)	$(1,756)	$148,624
Net loss		—		—	—	(3,262)		(3,262)
Change in unrealized loss from hedging activities, net		—		—	—	—	562	562
Change in unrealized loss from marketable securities, net		—		—	—	—	1,096	1,096
Change in foreign currency translation adjustments, net		—		—	—	—	22	22
Purchase of treasury stock	(691)	(1)		—	(4,442)	—	—	(4,443)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	228	*	)	—	2,331	(1,319)	—	1,012
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	3	*	)	—	32	(32)	—	—
Equity-based compensation	—	—		1,486	—	—	—	1,486

Balance at March 31, 2012	22,042	$22		$342,838	$(124,315)	$(73,372)	$(76)	$145,097

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2011.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Work-in-process	$8,692	$8,096
Finished goods (*)	7,913	8,338

	$16,605	$16,434

(*)	Finished goods inventory includes $178 and $368 of inventory held on consignment by other parties as of March 31, 2012 and December 31, 2011, respectively.

Inventory write-off amounted to $51 and $252 for the three months ended March 31, 2012 and 2011, respectively.

NOTE C—NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net loss per share further include the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2012	2011
Net loss	$(3,262)	$(4,564)
Loss per share:
Basic	$(0.14)	$(0.19)

Diluted	$(0.14)	$(0.19)

Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	22,550	23,439
Incremental shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	22,550	23,439

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2012 and December 31, 2011:

	Amortized cost		Unrealized gains (losses), net		Fair value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short term deposits	$12,920	$15,803	$—	$—	$12,920	$15,803
U.S. GSE securities	9,245	10,725	(35)	(29)	9,210	10,696
Corporate obligations	72,933	74,173	101	(1,000)	73,034	73,173

	$95,098	$100,701	$66	$(1,029)	$95,164	$99,672

The amortized cost of marketable debt securities and time deposits at March 31, 2012, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value
Due in one year or less	$29,353	$61	$(1)	$29,413
Due after one year to six years	65,745	550	(544)	65,751

	$95,098	$611	$(545)	$95,164

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of March 31, 2012, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2012 amounted to $20,033. Of the unrealized losses outstanding as of March 31, 2012, the entire amount of $545 was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2012 and 2011 were $5,930 and $15,640, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2012 and 2011 were $5,068 and $959, respectively. Net realized gains from the sale of available-for-sale securities for the three months ended March 31, 2012 and 2011 were $71 and $45, respectively. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2012 and 2011 does not include tax benefits associated with equity-based compensation expenses. As of March 31, 2012 and December 31, 2011, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,115 at both March 31, 2012 and December 31, 2011. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At both March 31, 2012 and December 31, 2011, the Company had accrued interest and penalties relating to unrecognized tax benefits of $276.

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

Sales to VTech Holdings Ltd. represented 34% and 32% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively. Sales to Uniden America Corporation represented 16% and 12% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively. Sales to CCT Telecom Holdings Ltd represented 6% and 12% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 20% and 18% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 12% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2012, the Company had outstanding foreign exchange forward contracts in the amount of $2,450 and outstanding put options contracts in the amount of $14,050. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $223 and $138, respectively, at March 31, 2012. The Company recorded a net amount of $85 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at March 31, 2012.

The amount recorded as an expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the quarter ended March 31, 2012 that resulted from the above referenced hedging transactions was $30, $5 and $4, respectively.

The fair value of the outstanding derivative instruments at March 31, 2012 and December 31, 2011 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2012	As of December 31, 2011
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	85	—
	Accrued expenses and other accounts payable (*)	—	(476)

Total		$85	$(476)

*)	Estimated to be reclassified into earnings during 2012.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2012 and 2011 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	2012	2011
Foreign exchange forward and put options contracts	$523	$283

	Gains (losses) on Derivatives Reclassified from OCI into Income
		for the three months ended March 31,
	Location	2012	2011
Foreign exchange forward and put options contracts	Operating expenses	$(39)	$271

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

NOTE I—EQUITY-BASED COMPENSATION

Grants for the Three Months Ended March 31, 2012 and March 31, 2011:

The weighted average estimated fair value of employee stock options and share appreciation rights (“SAR”) granted during the three months ended March 31, 2012 and 2011 was $2.36 and $3.26 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2012	Three months ended March 31, 2011
Volatility	48.30%	54.76%
Risk-free interest rate	2.24%	2.24%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.62%	3.34%
Post-vest cancellation rate	2.69%	2.14%
Suboptimal exercise factor	1.57	1.59

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended March 31, 2012 and 2011 derived from the binomial model was 4.14 for both periods.

Employee Stock Benefit Plans

As of March 31, 2012, the Company had three equity incentive plans and one employee stock purchase plan. As of March 31, 2012, approximately 307,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 3,051,044 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at January 1, 2012	10,564	$12.22
Options granted	250	$5.59
SAR units granted (1)	1,100	$6.16
Options / SAR units cancelled/forfeited/expired	(333)	$13.27
Options / SAR units exercised	(48)	$5.97
Outstanding at March 31, 2012 (2)	11,533	$11.49	3.75	2,216
Exercisable at March 31, 2012 (3)	7,972	$13.62	2.77	1,077

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2012 ($6.66 per share).
(1)	The SAR units in the above table, which were granted subsequent to January 1, 2012, are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 7,979 shares of the Company’s common stock as of March 31, 2012. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 5,547 shares of the Company’s common stock as of March 31, 2012.

Additional information about stock options and SAR units outstanding and exercisable at March 31, 2012 with exercise prices above $6.66 per share (the closing price of the Company’s common stock on March 31, 2012) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units (in thosands)	Weighted Average Exercise Price	Number of Options/ SAR Units (in thousands)	Weighted Average Exercise Price	Number of Options/ SAR Units (in thousands)	Weighted Average Exercise Price
Above $6.66	6,440	$15.44	1,758	$7.44	8,198	$13.73
Less than $6.66	1,532	$5.96	1,803	$6.03	3,335	$6.00
Total	7,972	$13.62	3,561	$6.73	11,533	$11.49

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2012 and 2011 totaled $1,486 and $1,839, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended March 31, 2012 and 2011.

As of March 31, 2012, there was $5,985 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2012 through 2016.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Components of net periodic benefit cost
Service cost and amortization of loss	$45	$96
Interest cost	12	30
Expected return on plan assets	(1)	(28)
Curtailment gain (1)	—	(660)
Net periodic benefit cost (income)	$56	$(562)

(1)	The curtailment gain is derived from the closure of the Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

The net pension liability as of March 31, 2012 amounted to $856.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012.

	Balance as of	Fair Value Measurements
	March 31, 2012	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$2,353	—	$2,353	—
Money market mutual funds	$1,535	$1,535	—	—
Short-term marketable securities and cash deposits:
Time deposits	$12,920	—	$12,920	—
U.S. GSE securities	$262	—	$262	—
Corporate debt securities	$16,231	—	$16,231	—
Long-term marketable securities:
U.S. GSE securities	$8,948	—	$8,948	—
Corporate debt securities	$56,803	—	$56,803	—
Derivative assets	$85	—	$85	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011.

	Balance as of	Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,137		$1,137	—
Money market mutual funds	$2,934	$2,934		—
Short-term marketable securities and time deposits:
U.S. GSE securities	$563		$563	—
Corporate debt securities	$14,260		$14,260	—
Time deposits	$15,803		$15,803	—
Long-term marketable securities:
U.S. GSE securities	$10,133		$10,133	—
Corporate debt securities	$58,913		$58,913	—
Derivative liabilities	$(476)		$(476)	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2012 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

During the first quarter of 2012, the Company repurchased 691,000 shares of common stock at an average purchase price of $6.43 per share for an aggregate purchase price of $4,442 of which only $3,968 was paid in cash as of March 31, 2012, representing a total of 619,000 shares. As of March 31, 2012, approximately 900,123 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

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

During the first three months of 2012, the Company issued approximately 231,000 shares of common stock out of treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER

During the third quarter of 2011, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for its U.S facilities. In 2011, the Company recorded an expense in the amount of $419, consisting of employee severance costs and lease agreement termination.

As of March 31, 2012, $375 of restructuring payments were paid in connection with the above restructuring plan. The Company anticipates that the remaining accrued restructuring balance of $44 will be paid out in cash throughout fiscal year 2012.

In 2012, the remaining restructuring expenses related to the above restructuring plan were included in research and development expenses due to the immateriality of such expenses.

During the first quarter of 2011, the Company recorded total income of $590 in connection with the restructuring plan implemented in the third quarter of 2010. The income resulted mainly from the closure of the Company’s Swiss facilities and the termination of employment of the employees of its Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which requires companies to present reclassification adjustments and the effect of those reclassification adjustments. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company implemented this guidance in its statements of income for the first quarter of 2012.

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance during the first quarter of 2012 but it does not believe the adoption of this guidance has a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that sales of our DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for the rest of 2012;

•

Our belief that the rapid deployment of new communication access methods, as well as the decline in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term;

•	Our belief that the market will remain price sensitive for the rest of 2012 and that price erosion and the decrease in our average selling prices of our products will continue;

•	Our belief that annualized revenues generated from our next generation products to increase significantly in 2012 as compared to 2011;

•

Our belief that the shift in focus to help our customers in bringing into production end-products based on our XpandR platform will enable us to meet customers’ expectations and help us realize revenues faster from projects which are in advanced stages of development and target launch dates for end-products based on our XpandR platform in the second and third quarters of 2012;

•	Our belief that the shift in focus relating to the XpandR platform will result in a $4 million decrease in our operating expenses for 2012;

•

Our belief that the challenges associated with the European and Korea markets would negatively impact our revenues for the first half of 2012 and result in greater operating losses for the first half of 2012;

•	Our belief that revenues from the second half of 2012 will be higher than the first half of 2012;

•	Our focus on generating positive operating cash flows in 2012 and implementing additional cost cutting measures whenever necessary to ensure we achieve this objective;

•	Our belief that international sales will continue to account for a significant portion of our net product sales for the foreseeable future; and

•	Our belief that our available cash and cash equivalents at March 31, 2012 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for the first quarter of 2012.

Our revenues were $43.5 million for the first three months of 2012, a decrease of 11% in comparison to the same period of 2011. The decrease in our revenues for the first quarter of 2012, in comparison to the same period of 2011, was mainly due to a decrease in sales of DECT products for the European market. Revenues derived from the sale of DECT products represented 81% of our total revenues for the first three months of 2012, as compared to 82% of our total revenues for the first three months of 2011. Our gross margin increased to 36.7% of our total revenues for the three months of 2012 from 35.3% for the first three months of 2011, primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products and (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products. Our operating loss decreased to $3.7 million for the first quarter of 2012, as compared to $5.7 million for the first quarter of 2011, mainly as a result of a decrease in research and development expenses and a decrease in amortization of intangible assets expenses, offset to some extent by a decrease in our revenues for the first quarter of 2012 as compared to 2011.

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

In addition to general market competitiveness and weakness in consumer demands, the cordless telephony market, from which we derive most of our revenues, is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

In response to market trends, we have concentrated our development efforts on new products, also referred to as next generation products, and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. Our next generation products include three main groups of products: (i) DECT/CAT-iq ICs targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and address the newly evolving market of smart home phones and home automation applications; (ii) VoIP products for enterprise, home and SoHo; and (iii) products for the mobile market in the form of fixed-mobile convergence solutions and products targeted for mobile headsets.

We are seeing strong evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for these new products, including multimedia products based on our XpandR-III platform, and commercial shipments for some products have begun with more shipments to occur during the rest of 2012. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annualized revenues generated from our next generation products to increase significantly in 2012 as compared to 2011. In order to better support our leading customers and effectively leverage our investment in the XpandR platform, we have recently shifted our focus from the development of future generations of products based on XpandR and will now focus our efforts on supporting our customers in bringing into production end-products based on our XpandR platform. We believe this transition will enable us to meet customers’ expectations and help us realize revenues faster from projects which are in advanced stages of development and target launch dates for end-products based on our XpandR platform in the second and third quarters of this year. This shift in focus is expected to significantly reduce our expenses and as such we expect a $4 million decrease in our operating expenses for 2012.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as predictions about market trends. Although next-generation products targeted at the convergence of voice, audio, video and data connectivity and at enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. The introduction of next-generation productions also may lead to price erosion of older products. As a result, we expect the market to remain price sensitive for the rest of 2012 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue, both of which would negatively affect our revenues and gross margins for 2012.

Furthermore, in the short term, mainly the second quarter of 2012, we are observing a slower than anticipated recovery in two main end markets, Europe and Korea. In Europe, the economic recovery is lagging and the consumer electronics market continues to face difficulties amid ongoing macroeconomic concerns, exacerbated by the ongoing debt crisis. This has resulted in softer demand from our original design manufacturer (ODM) and original equipment manufacturer customers for products targeting the European markets. This includes lower demand for European models of cordless telephony products from most of our customers and a reduction in demand for home gateways/fixed-mobile convergence (FMC) products for Europe by one Chinese ODM customer. In Korea, which for us is mainly a service provider driven market rather than a retail driven market, we are seeing a reduction in incentives, in the form of promotions or subsidies for customer premises equipments (CPEs) and terminals offered by service providers to consumers. This has resulted in a lower demand for cordless phones, Wi-Fi phones and home gateways. We anticipate that the challenges associated with the European and Korea markets would negatively impact our revenues for the first half of 2012 and result in greater operating losses for the first half of 2012. We also are observing our customers being reluctant in placing orders with normal lead times, with a shift to shorter lead-times and rush orders. This trend makes it very difficult to us to forecast our annual 2012 financial results. Bearing in mind the above trend and the usual seasonality in the cordless business but taking into account sequential revenue growth from new market verticals, we nonetheless believe revenues from the second half of 2012 will be higher than the first half of 2012. Finally, we remain focused on meeting our objective to generate positive operating cash flows in 2012, and will continue to closely monitor market trends and implement additional cost cutting measures whenever necessary to ensure we achieve this objective.

As of March 31, 2012, our principal source of liquidity consisted of cash and cash equivalents of $18.7 million and marketable securities and short term deposits of $95.2 million, totaling $113.8 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $43.5 million for the first quarter of 2012, as compared to $48.8 million for the same period in 2011. This decrease was primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of 2.4GHz products were $3.5 million and $5.1 million for the first quarter of 2012 and 2011, respectively, representing 8% and 10% of our total revenues for the first quarter of 2012 and 2011, respectively, representing a decrease of 30% in absolute dollars for the comparable periods. Sales of DECT products were $35.3 million and $40.1 million for the first quarter of 2012 and 2011, respectively, representing approximately 81% and 82% of our total revenues for the first quarter of 2012 and 2011, respectively, a decrease of 12% in absolute dollars for the comparable periods.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Period ended March 31,
	2012	2011
United States	$275	$484
Japan	$15,624	$14,562
Europe	$2,336	$2,302
Hong Kong	$21,192	$25,152
Korea	$768	$1,829
China	$1,685	$2,248
Taiwan	$1,180	$1,529
Other	$444	$670

Total revenues	$43,504	$48,776

Sales to our customers in Hong Kong decreased for the first quarter of 2012, as compared to the same period of 2011, representing a 16% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 6% decrease in absolute dollars and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 55% decrease in absolute dollars. The increase in our sales to Japan for the comparable periods resulted from an increase in sales to Uniden America Corporation (“Uniden”), representing a 20% increase in absolute dollars.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, we anticipate that the challenges associated with the European and Korea markets, discussed earlier, would negatively impact our revenues for the first half of 2012 and result in greater operating losses for the first half of 2012.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 34% and 32% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. Sales to CCT Telecom, another Hong Kong based customer, represented 6% and 12% of our total revenues for the first three months of 2012 and 2011, respectively. Sales to Uniden, a Japanese based customer, represented 16% and 12% of our total revenues for the first three months of 2012 and 2011, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 20% of our total revenues for the first three months of 2012, as compared to 18% for the comparable period of 2011.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 12% of our total revenues for the first three months of 2012 and 2011, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 81% of our total revenues for the first quarter of 2012. Revenues from our 2.4GHz products represented 8% of our total revenues for the first quarter of 2012. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2012. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 36.7% for the first quarter of 2012 and 35.3% for the first quarter of 2011. The increase in our gross profit was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, and (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, copper, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products by, for example, replacing gold wiring with copper wiring. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses. Our research and development expenses decreased to $12.0 million for the first quarter of 2012 from $14.2 million for the first quarter of 2011. The decrease for the first quarter of 2012 in research and development expenses, as compared to 2011, was mainly due to (i) the restructuring of our U.S. operations, which was implemented during the third quarter of 2011 and reduced our research and development expenses for the first quarter of 2012, (ii) a decrease in subcontractor and materials expenses, and (iii) a decrease in labor and employees related expenses.

Our research and development expenses as a percentage of our total revenues were 28% for the three months ended March 31, 2012 and 29% for the three months ended March 31, 2011. This decrease in research and development expenses as a percentage of our total revenues was due to a decrease in absolute dollars of research and development expenses for the first quarter of 2012 as compared to 2011, offset to some extent by the decrease in total revenues for the first quarter of 2012, as compared to 2011.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $4.0 million for both the first quarter of 2012 and 2011.

Our sales and marketing expenses as a percentage of total revenues were 9% for the three months ended March 31, 2012 and 8% for the three months ended March 31, 2011. This increase in sales and marketing expenses as a percentage of our total revenues was due to a decrease in absolute dollars of our total revenues for the first quarter of 2012 as compared to 2011.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $3.0 million for the first quarter of 2012 as compared to $3.1 million for the first quarter of 2011. The decrease for the first quarter of 2012 in general and administrative expenses, as compared to the comparable period for 2011, was mainly due to a decrease in equity-based compensation expenses in the amount of $0.2 million, which were offset to some extent by an increase in other general and administrative expenses, such as accounting and stockholders and investors relations expenses.

General and administrative expenses as a percentage of our total revenues were 7% and 6% for the first quarters of 2012 and 2011, respectively. This increase in general and administrative expenses as a percentage of our total revenues was due to a decrease in absolute dollars of our total revenues for the first quarter of 2012 as compared to 2011.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations, as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the first quarter of 2012, we recorded an expense of $0.6 million, as compared to $2.2 million for the three month ended March 31, 2011, relating to the amortization of intangible assets associated mainly with the acquisition of the CIPT business of NXP B.V. (the “Acquisition”) The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring costs and other. During the first quarter of 2011, we recorded an income of $0.6 million in connection with a restructuring plan that was initiated during the third quarter of 2010. The referenced income resulted mainly from the closure of our Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

Financial and Other Income, net. Financial and other income, net, was $0.5 million for both the three months ended March 31, 2012 and 2011.

Provision for Income Taxes. During the first quarter of 2012, we recorded a tax expense of $0.1 million, as compared to income tax benefit of $0.6 million recorded for the first quarter of 2012. The income tax benefit for the first quarter of 2011 was mainly attributed to an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years.

As of March 31, 2012 and December 31, 2011, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two or four years, and a reduced corporate tax rate of 10% to 25% (based on the percentage of foreign ownership) for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under our Israeli subsidiary’s first four investment plans have expired and those under the fifth and sixth investment plans are scheduled to gradually expire by 2015.

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

For 2006 and 2009, DSP Group Ltd. elected the status of a Beneficiary Enterprise under the Amendment for its seventh and eight plans, respectively. The seventh and eight plans entitle DSP Group Ltd. to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10% to 25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. The tax benefits under the seventh and eight investment plans are scheduled to gradually expire between 2015 and 2023.

In December 2010, the Knesset (Israeli parliament) passed a new amendment (the “New Amendment”) which prescribes, among other things, for a further amendment of the Israeli Investment Law. The New Amendment became effective as of January 1, 2011. Among other things, the New Amendment sets forth the following amended tax rates for income generated from qualified investment programs:

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

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25% for 2012). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first quarter of 2012, we used $0.5 million of cash and cash equivalents for our operating activities as compared to cash used for operating activities in the amount of $0.4 million for the first quarter of 2011.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2012, we purchased $8.6 million of marketable securities, as compared to $18.6 million used to purchase marketable securities and $3.0 million for short term deposits during the first three months of 2011. During the first three months of 2012 and 2011, $5.9 million and $15.6 million, respectively, of marketable securities matured and were called by the issuer. During the first three months of 2012 and 2011, $5.1 million and $1.0 million, respectively, of marketable securities were sold. Additionally, during the first three months of 2012 and 2011, $3.0 million and $10.0 million, respectively, of short term deposits, matured. As of March 31, 2012, the amortized cost of our marketable securities and short term deposits was $95.1 million and their stated market value was $95.2 million, representing an unrealized gain of $0.1 million.

Our capital equipment purchases for the first three months of 2012, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.3 million, as compared to $0.8 million for the first three months of 2011.

Financing Activities. During the first quarter of 2012, we repurchased 691,000 shares of common stock at an average purchase price of $6.43 per share for an aggregate purchase price of $4,442,000 of which only $3,968,000 was paid in cash as of March 31, 2012. During the first quarter of 2011, we repurchased approximately 130,000 shares of our common stock at an average purchase price of $7.95 per share for an aggregate amount of approximately $1.0 million. In addition, during the first quarter of 2012, we received $0.2 million upon the exercise of employee stock options and stock appreciation rights.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to two million shares. In July 2011, our board of directors authorized an increase in our share repurchase program by one million shares of common stock.

As of March 31, 2012, approximately 900,123 shares of common stock remained authorized for repurchase under our board-authorized share repurchase program.

As of March 31, 2012, we had cash and cash equivalents totaling approximately $18.7 million and marketable securities of approximately $95.2 million.

Our working capital at March 31, 2012 was approximately $61.1 million, compared to $72.7 as of March 31, 2011. The decrease in working capital was mainly due to a decrease in cash and cash equivalents, mainly due to the acquisition of the remaining 70% equity interest in BoneTone Communications in December 2011 and the repurchase of our common stock in 2011 and 2012. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. corporations, and U.S. government sponsored enterprises. We intend, and have the ability, to hold such investments until recovery of any temporary declines in market value or maturity.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and are not currently anticipated to have, a material effect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2012, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2012. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed;” (6) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (7) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” and (9) changes to the Risk Factor below entitled: “We are exposed to fluctuations in currency exchange rates.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first three months of 2012. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% of our total revenues for both the first quarter of 2012 and 2011, respectively. Revenues from our DECT products represented 81% and 82% of our total revenues for the first quarter of 2012 and 2011, respectively. Revenues from our 2.4 GHz products represented 8% and 10% of our total revenues for the first quarter of 2012 and 2011, respectively.

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

In addition, to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining, which reduces our revenues derived from, and unit sales of, cordless telephony products. Macro-economic trends in the consumer electronics industry may adversely impact our future revenues. For example, we anticipate a temporary slowdown in demand for consumer electronics products, including cordless telephony products, during the first half of 2012, which would negatively impact our revenues for the first half of 2012 and result in greater operating losses for the first half of 2012.

Furthermore, our business also may be affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony, and a decline in fixed-line telephony would reduce our revenues derived from, and unit sales of, our digital cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 69% of our total revenues for both the first quarter of 2012 and 2011, respectively. Sales to VTech represented 34% and 32% of our total revenues for the first quarter of 2012 and 2011, respectively. Sales to Panasonic represented 14% and 12% of our total revenues for the first quarter of 2012 and 2011, respectively. Sales to Uniden represented 16% and 12% of our total revenues for the first quarter of 2012 and 2011, respectively. Sales to CCT Telecom represented 6% and 12% of our total revenues for the first quarter of 2012 and 2011. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 20% and 18% of our total revenues for the first quarter of 2012 and 2011, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% and 12% of our total revenues for the first quarter of 2012 and 2011, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, we believe the second quarter of 2012 will be a challenging period for us mainly due to the slower than anticipated recovery in two of our main end markets, Europe and Korea. We believe the difficulties in these two markets will result in softer demand from our ODM and OEM customers mainly for our cordless products targeting the European and Korean markets. This trend would negatively impact our revenues for the first half of 2012 and result in greater operating losses for the first half of 2012

Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs.

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

Moreover, we believe there are significant pressures in the supply chain as a result principally of the uncertainty about the global economic recovery, which has negatively affected the consumer electronics industry. The pressures in the supply chain make it very difficult for us to increase or even maintain our product pricing, which further adversely affects our gross margins.

In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than 2.4GHz products and increased sales of DECT products would lower our gross margins.

Furthermore, increases in the price of silicon wafers, testing costs and commodities such as gold and oil, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers –

generally consumer electronics retailers. Based on discussions with our customers, we understand that our customers also have less ability to accurately product their product demands. A decrease in the consumer electronics retailers’ demand or a build up of their inventory, both of which are out of our control, may cause a cancellation, change or deferral of purchase orders on at short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. Based on these trends, our customers are reluctant to place orders with normal lead times, and we are seeing a shift to shorter lead-times and rush orders. However, we place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

As a result of the acquisition of the cordless and VoIP terminals (“CIPT”) business of NXP B.V. (“NXP”), we now maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for both the first quarter of 2012 and 2011, respectively. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because NXP still manufactures certain of the CIPT business products, we are subject to additional risks that may materially disrupt our business

As part of the acquisition of NXP’s CIPT business, we entered into a Manufacturing Services Collaboration Agreement (“MSCA”), as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT business products.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2012, 267 of our 396 employees were located in Israel, including 186 out of 238 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Legislative action may be taken by the U.S. Congress which, if ultimately enacted, would adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. President Obama’s administration has announced budgets, which included proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. affiliates. These potential changes include, but are not limited to, curbing the deferral of U.S. taxation of certain foreign earnings and limiting the ability to use foreign tax credits. Many details of the proposal remain unknown, and any legislation enacting such modifications would require Congressional support and approval. We cannot predict the outcome of any specific legislative proposals. However, if any of these proposals are enacted into law, they could significantly impact our effective tax rate.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for the first quarter of 2012. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

During the first quarter of 2012, we repurchased approximately 691,000 shares of common stock at an average purchase price of $6.43 per share for an aggregate purchase price of $4,442 of which only $3,968 was paid in cash as of March 31, 2012. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (January 1, 2012 to January 31, 2012)	—	—	—	1,591,179
Month #2 (February 1, 2012 to February 29, 2012)	269,429	6.36	269,429	1,321,750
Month #3 (March 1, 2012 to March 31, 2012)
TOTAL	421,627	6.47	421,627	900,123	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of March 31, 2012.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2 million shares. In July 2011, our board of directors authorized an increase in the Company’s share repurchase program by one million shares of common stock.

In March 2012, our board of directors authorized the entry by the Company into a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act, for the repurchase of 750,000 shares of the aggregate number of shares of our common stock authorized for repurchase.

At March 31, 2012, 900,123 shares of our common stock remained available for repurchase under our board authorized share repurchase program, including the Rule 10b5-1 plan. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 6.	EXHIBITS.

Exhibit 10.1	Settlement Agreement, dated April 4, 2012, by and between DSP Group, Inc. and Starboard (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012).

Exhibit 10.2	Amendment to the DSP Group, Inc. Bylaws (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 10, 2012	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)