Form 10-Q
period 2012-06-30
DSP GROUP INC /DE/
filed 2012-08-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 3, 2012, there were 21,774,619 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,046	$18,109
Restricted deposit	121	128
Marketable securities and short-term deposits	18,832	30,626
Trade receivables, net	25,562	25,643
Deferred income taxes	135	89
Other accounts receivable and prepaid expenses	3,439	5,343
Inventories	16,842	16,434

TOTAL CURRENT ASSETS	86,977	96,372

PROPERTY AND EQUIPMENT, NET	4,637	5,803

LONG-TERM ASSETS:
Long-term marketable securities	70,793	69,046
Long-term prepaid expenses and lease deposits	344	466
Severance pay fund	10,191	9,974
Intangible assets, net	9,498	10,688
Goodwill	3,707	3,707

	94,533	93,881

TOTAL ASSETS	$186,147	$196,056

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$17,359	$17,989
Accrued compensation and benefits	7,849	8,236
Income tax accruals and payables	2,648	2,582
Accrued expenses and other accounts payable	6,314	7,555

Total current liabilities	34,170	36,362

LONG-TERM LIABILITIES:
Accrued severance pay	10,475	10,278
Accrued pensions	811	792

Total long-term liabilities	11,286	11,070

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value—
Authorized shares: 5,000,000 at June 30, 2012 and December 31, 2011; Issued and outstanding shares: none at June 30, 2012 and December 31, 2011	—	—
Common stock, $ 0.001 par value—
Authorized shares: 50,000,000 shares at June 30, 2012 and December 31, 2011;	22	23
Issued and outstanding shares: 21,555,318 and 22,501,644 shares at June 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	344,296	341,352
Treasury stock	(127,337)	(122,236)
Accumulated other comprehensive loss	(646)	(1,756)
Accumulated deficit	(75,644)	(68,759)

Total stockholders’ equity	140,691	148,624

Total liabilities and stockholders’ equity	$186,147	$196,056

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$44,191	$58,517	$87,695	$107,293

Cost of revenues (1)	27,680	36,767	55,206	68,315

Gross profit	16,511	21,750	32,489	38,978

Operating expenses:
Research and development (2)	11,421	14,210	23,397	28,400
Sales and marketing (3)	3,761	4,159	7,795	8,178
General and administrative (4)	2,803	3,600	5,831	6,670
Intangible assets amortization	593	2,198	1,186	4,394

Restructuring expenses (income)	693	—	693	(590)

Total operating expenses	19,271	24,167	38,902	47,052

Operating loss	(2,760)	(2,417)	(6,413)	(8,074)

Interest and other income, net	587	411	1,067	880

Loss before taxes on income	(2,173)	(2,006)	(5,346)	(7,194)
Taxes on income (income tax benefit)	51	35	140	(589)

Net loss	$(2,224)	$(2,041)	$(5,486)	$(6,605)

Net loss per share:
Basic and diluted	$(0.10)	$(0.09)	$(0.25)	$(0.28)

Weighted average number of shares used in per share computations of net loss:
Basic	21,751	23,381	22,151	23,410

Diluted	21,751	23,381	22,151	23,410

Comprehensive loss	$(2,794)	$(1,233)	$(4,376)	$(5,895)

(1)	Includes equity-based compensation expense in the amount of $95 and $102 for the three months ended June 30, 2012 and 2011, respectively; and $205 and $234 for the six months ended June 30, 2012 and 2011, respectively.

(2)	Includes equity-based compensation expense in the amount of $686 and $724 for the three months ended June 30, 2012 and 2011, respectively; and $1,457 and $1,606 for the six months ended June 30, 2012 and 2011, respectively.

(3)	Includes equity-based compensation expense in the amount of $217 and $257 for the three months ended June 30, 2012 and 2011, respectively; and $468 and $563 for the six months ended June 30, 2012 and 2011, respectively.

(4)	Includes equity-based compensation expense in the amount of $460 and $790 for the three months ended June 30, 2012 and 2011, respectively; and $814 and $1,309 for the six months ended June 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$1,684	$767
Investing activities
Purchase of marketable securities	(34,371)	(32,478)
Purchase of deposits	(27)	(13,000)
Proceeds from maturity of marketable securities	15,625	31,333
Proceeds from sales of marketable securities	16,097	3,915
Proceeds from maturity of deposits	13,000	10,000
Purchases of property and equipment	(525)	(1,581)

Net cash provided by (used in) investing activities	9,799	(1,811)
Financing activities

Purchase of treasury stock	(7,513)	(2,161)
Issuance of treasury stock for cash upon exercise of options	—	367

Net cash used in financing activities	(7,513)	(1,794)

Increase (Decrease) in cash and cash equivalents	$3,970	$(2,838)

Cash erosion due to exchange rate differences	(33)	61

Cash and cash equivalents at the beginning of the period	$18,109	$33,912

Cash and cash equivalents at the end of the period	$22,046	$31,135

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Three Months Ended June 30, 2011	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2011	23,388	$23		$336,971	$(117,493)	$(55,316)	$257	$164,442
Net loss	—	—		—	—	(2,041)	—	(2,041)
Change in unrealized loss from hedging activities, net	—	—		—	—	—	54	54
Change in unrealized gain from marketable securities, net	—	—		—	—	—	531	531
Change in foreign currency translation adjustments, net	—	—		—	—	—	223	223
Purchase of treasury stock	(139)		*)	—	(1,131)	—	—	(1,131)
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	65		*)	—	682	(488)	—	194
Equity-based compensation	—	—		1,873	—	—	—	1,873

Balance at June 30, 2011	23,314	$23		$338,844	$(117,942)	$(57,845)	$1,065	$164,145

Three Months Ended June 30, 2012
Balance at March 31, 2012	22,042	$22		$342,838	$(124,315)	$(73,372)	$(76)	$145,097
Net loss	—	—		—	—	(2,224)	—	(2,224)
Change in unrealized loss from hedging activities, net	—	—		—	—	—	(352)	(352)
Change in unrealized gain from marketable securities, net	—	—		—	—	—	(176)	(176)
Change in foreign currency translation adjustments, net	—	—		—	—	—	(42)	(42)
Purchase of treasury stock	(492)		*)	—	(3,070)	—	—	(3,070)
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	5	—		—	48	(48)	—	—
Equity-based compensation	—	—		1,458	—	—	—	1,458

Balance at June 30, 2012	21,555	$22		$344,296	$(127,337)	$(75,644)	$(646)	$140,691

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six Months Ended June 30, 2011
Balance at December 31, 2010	23,253	$23		$335,132	$(119,280)	$(49,127)	$355	$167,103
Net loss		—		—	—	(6,605)		(6,605)
Change in unrealized loss from hedging activities, net		—		—	—	—	66	66
Change in unrealized gain from marketable securities, net		—		—	—	—	339	339
Change in unrealized gain from pensions, net		—		—	—	—	37	37
Change in foreign currency translation adjustments, net		—		—	—	—	268	268
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	214		*)	—	2,278	(1,259)	—	1,019
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	115	—	*)		1,221	(854)	—	367
Purchase of treasury stock	(268)		*)	—	(2,161)	—	—	(2,161)
Equity-based compensation	—	—		3,712	—	—	—	3,712

Balance at June 30, 2011	23,314	$23		$338,844	$(117,942)	$(57,845)	$1,065	$164,145

Six Months Ended June 30, 2012
Balance at December 31, 2011	22,502	$23		$341,352	$(122,236)	$(68,759)	$(1,756)	$148,624
Net loss		—		—	—	(5,486)		(5,486)
Change in unrealized loss from hedging activities, net		—		—	—	—	210	210
Change in unrealized gain from marketable securities, net		—		—	—	—	920	920
Change in unrealized gain from pensions, net		—		—	—	—	1	1
Change in foreign currency translation adjustments, net		—		—	—	—	(21)	(21)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	228		*)	—	2,331	(1,319)	—	1,012
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	8		*)	—	80	(80)	—	—
Purchase of treasury stock	(1,183)		*)	—	(7,512)	—	—	(7,513)
Equity-based compensation	—	—		2,944	—	—	—	2,944

Balance at June 30, 2012	21,555	$22		$344,296	$(127,337)	$(75,644)	$(646)	$140,691

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2011.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Work-in-process	$8,368	$8,096
Finished goods (*)	8,474	8,338

	$16,842	$16,434

(*)	The finished products inventory includes $204 and $368 of inventory held on consignment by other parties as of June 30, 2012 and December 31, 2011, respectively.

Write-off of inventory amounted to $75 and $451 for the six months ended June 30, 2012 and 2011, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	Unaudited

Net loss	$(2,224)	$(2,041)	$(5,486)	$(6,605)
Loss per share:
Basic	$(0.10)	$(0.09)	$(0.25)	$(0.28)
Diluted	$(0.10)	$(0.09)	$(0.25)	$(0.28)
Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	21,751	23,381	22,151	23,410
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	21,751	23,381	22,151	23,410

NOTE D—MARKETABLE SECURITIES AND TIME DEPOSITS

The Company accounts for investments in marketable securities in accordance with FASB ASC No. 320-10 “Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities and short-term deposits at June 30, 2012 and December 31, 2011:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30 2012	December 31, 2011
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short-term deposits	$2,615	$15,803	$—	$—	$2,615	$15,803
U.S. GSE securities	3,763	10,725	2	(29)	3,765	10,696
Corporate obligations	83,356	74,173	(111)	(1,000)	83,245	73,173

	$89,736	$100,701	$(109)	$(1,029)	$89,625	$99,672

The amortized cost of short-term deposits and available-for-sale debt securities at June 30, 2012, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses)		Estimated fair value
		Gains	Losses
Due in one year or less	$18,791	$43	$(2)	$18,832
Due after one year to five years	70,943	369	(519)	70,793

	$89,734	$412	$(521)	$89,625

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of June 30, 2012, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statements of income.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2012 amounted to $34,402. Of the $521 unrealized losses outstanding as of June 30, 2012, a portion of which, in the amount of $218, was outstanding for more than 12 months and the remaining portion of $303 was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2012 and 2011 were $15,625 and $31,333, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2012 and 2011 were $16,097 and $3,915, respectively. Net realized gains from the sale of available-for sale marketable securities for the six months ended June 30, 2012 were $241, as compared to net realized gains of $134 for the same periods in 2011. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the six months ended June 30, 2012 and 2011 does not include tax benefits associated with equity-based compensation expenses. As of June 30, 2012 and December 31, 2011, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,115 at both June 30, 2012 and December 31, 2011. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At both June 30, 2012 and December 31, 2011, the Company had accrued interest and penalties relating to unrecognized tax benefits of $276.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 38% and 34% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to VTech represented 36% and 33% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 23% and 17% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively. Additionally, Tomen Electronics accounted for 22% and 18% of the Company's total revenues for the six months ended June 30, 2012 and 2011, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 17% and 12% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to Panasonic through Tomen Electronics generated 16% and 12% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.

Additionally, sales to Uniden America Corp. (“Uniden”) represented 11% and 14% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to Uniden represented 13% of the Company’s total revenues for both the six months ended June 30, 2012 and 2011, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 6% and 10% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to CCT Telecom represented 6% and 11% of the Company’s total revenues for the six months ended June 30, 2012 and 2011, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2012, the Company had outstanding forward contracts in the amount of $2,050 and outstanding option contracts in the amount of $15,500. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $89 and $355, respectively, at June 30, 2012. The Company recorded a net amount of $266 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at June 30, 2012.

The amount recorded as expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2012 that resulted from the above referenced hedging transactions was $98, $17 and $12, respectively. The amount recorded as expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2012 that resulted from the above referenced hedging transactions was $128, $22 and $15, respectively.

The fair value of the outstanding derivative instruments at June 30, 2012 and December 31, 2011 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2012	As of December 31, 2011
Derivative Assets
Foreign exchange forward contracts and put options	Accrued expenses and other accounts payable(*)	$266	$476

Total		$266	$476

*) Estimated to be reclassified into earnings for the remainder of 2012 and 2013.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 31, 2012 and 2011 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2012	2011	2012	2011
Foreign exchange forward contracts	$(478)	$395	$45	$679

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2012	2011	2012	2011
Foreign exchange forward contracts	Operating expenses	$(126)	$341	$(165)	$613

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended June 30, 2012 and June 30, 2011:

The weighted average estimated fair value of employee stock options and stock appreciation rights (“SARs”) granted during the three months ended June 30, 2012 and 2011 was $3.12 and $3.33, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended June 30, 2012	Three months ended June 30, 2011
Volatility	46.68%	50.65%
Risk-free interest rate	1.30%	2.02%
Dividend yield	0%	0%
Pre-vest cancellation rate	0.82%	4.22%
Post-vest cancellation rate	0.17%	3.83%
Suboptimal exercise factor	2.30	1.44

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for stock options and SARs granted during the three months ended June 30, 2012 and 2011 derived from the binomial model was 5.38 years and 3.98 years, respectively.

Employee Stock Benefit Plans

As of June 30, 2012, the Company had three equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2012, approximately 806,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 874,759 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at March 31, 2012	11,533	$11.49
Options granted	60	$5.98
SAR units granted	—	—
Options / SAR units cancelled/forfeited/expired	(520)	$15.95
Options / SAR units exercised	(59)	$5.97
Outstanding at June 30, 2012 (1)	11,015	$11.28	3.54	$1,120
Exercisable at June 30, 2012 (2)	7,795	$13.17	2.58	$617

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2012 ($6.34 per share).
(1)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of approximately 7,649,000 shares of the Company’s common stock issuable upon exercise. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of approximately 5,464,000 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at June 30, 2012 with exercise prices above $6.34 per share (the closing price of the Company’s common stock on June 30, 2012) is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $6.34	6,276	$14.92	1,517	$7.43	7,793	$13.46
Less than $6.34	1,519	$5.93	1,703	$6.04	3,222	$5.99
Total	7,795	$13.17	3,220	$6.70	11,015	$11.28

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2012 and 2011 totaled $1,458 and $1,873, respectively.

The Company’s aggregate equity-based compensation expense for the six months ended June 30, 2012 and 2011 totaled $2,944 and $3,712, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012, there was $4,737 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2012 through 2016.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	June 30, 2012	June 30, 2011
Components of net periodic benefit cost
Service cost	$56	$137
Interest cost	24	41
Expected return on plan assets	(3)	(28)
Curtailment gain (1)	—	(660)

Net periodic benefit cost (income)	$77	$(510)

(1)	The curtailment gain is derived from the closure of the Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

The net pension liability as of June 30, 2012 amounted to $811.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012.

	Balance as of	Fair Value Measurements
	June 30, 2012	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$3,354	—	$3,354	—
Money market mutual funds	$1,859	$1,859	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$15,962	—	$15,962	—
U.S. GSE securities	$255	—	$255	—
Time deposits	$2,615	—	$2,615	—

Long-term marketable securities:
Corporate debt securities	$67,283	—	$67,283	—
U.S. GSE securities	$3,510	—	$3,510	—

Derivative liabilities	$266	—	$266	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011.

	Balance as of	Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,137	—	$1,137	—
Money market mutual funds	$2,934	$2,934	—	—

Short-term marketable securities and time deposits:
U.S. GSE securities	$563	—	$563	—
Corporate debt securities	$14,260	—	$14,260	—
Time deposits	$15,803	—	$15,803	—

Long-term marketable securities:
U.S. GSE securities	$10,133	—	$10,133	—
Corporate debt securities	$58,913	—	$58,913	—

Derivative liabilities	$(476)	—	$(476)	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2012 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

During the first six months of 2012, the Company repurchased 1,182,590 shares of common stock at an average purchase price of $6.35 per share for an aggregate purchase price of $7,513. As of June 30, 2012, 408,589 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2012, the Company issued approximately 236,000 shares of common stock out of treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER

a.	During the second quarter of 2012, as part of the Company's plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring balance of $530 will be paid out in cash throughout the remainder of 2012.

b.	During the third quarter of 2011, as part of the Company's plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for its U.S facilities. In 2011, the Company recorded an expense in the amount of $419, consisting of employee severance costs and lease agreement termination. During the first half of 2012, the remaining restructuring expenses related to the restructuring of U.S. operations were included in research and development expenses due to the immateriality of such expenses. As of June 30, 2012, the $419 restructuring expenses mentioned above were paid.

c.	During the first quarter of 2011, the Company recorded total income of $590 in connection with the restructuring plan implemented in the third quarter of 2010. The income resulted mainly from the closure of the Company’s Swiss facilities and the termination of employment of the employees of its Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

NOTE N—NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which requires companies to present reclassification adjustments and the effect of those reclassification adjustments. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company implemented this guidance in its condensed consolidated statements of income for the first quarter of 2012.

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance in the first quarter of 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2012;

•	Our belief that our past research and development investments in new technologies are beginning to materialize;

•

Our belief that with the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and may continue to decline, which may reduce our revenues derived from, and unit sales of, cordless telephony products;

•

Our belief that the market will remain price sensitive for the rest of 2012 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

•

Our belief that the challenges associated with the European and North America markets would negatively impact our revenues for the third quarter of 2012 and result in greater operating losses for the third quarter of 2012;

•	Our focus on generating positive operating cash flows in 2012 and implementing additional cost cutting measures whenever necessary to ensure we achieve this objective;

•	Our anticipation that as a result of our cost cutting measures implemented during 2012, there will be a significant decrease in our operating expenses for 2012; and

•	Our belief that our available cash and cash equivalents at June 30, 2012 should be sufficient to finance our operations for both the short and long term.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, our dependence on one primary distributor, our OEM relationships and competition, as well as those risks described in Part II—Item 1A—“Risk Factors” of this Form 10-Q.

Overview

The following discussion and analysis is intended to provide investors with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity for next-generation consumer products, including home gateways, IP phones, multimedia phones and home automation. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for the first half of 2012.

Our revenues were $87.7 million for the first half of 2012, a decrease of 18% in comparison to the same period of 2011. The decrease in our revenues for the first half of 2012 in comparison to the same period of 2011 was mainly due to a decrease in sales of DECT products for the European market. Revenues derived from the sale of DECT products represented 82% of our total revenues for the first six months of 2012, as compared to 84% of our total revenues for the first six months of 2011. Our gross margin increased to 37.0% of our total revenues for the first half of 2012 from 36.3% for the first half of 2011, primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products, and (iv) a reduction in other operational expenses such as boards, materials and subcontractors. Our operating loss decreased to $6.4 million for the first half of 2012, as compared to $8.1 million of operating loss for the first half of 2011, mainly as a result of decreases in research and development expenses and amortization of intangible assets expenses, offset to some extent by a decrease in our revenues for the first half of 2012 as compared to 2011 and an increase in restructuring expenses for the first half of 2012 as compared to restructuring income for the first half of 2011.

In response to market trends and with a view to leveraging our strong technology base and customer relationships to maximize growth and revenue opportunities, we have concentrated our development efforts on next generation products. Our next generation products include three main groups of products: (i) DECT/CAT-iq ICs targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and also address home automation applications, as well as fixed-mobile convergence solutions; (ii) VoIP products for enterprise, home and SoHo; and (iii) products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile headsets.

We are seeing evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for these next generation products, including multimedia products and VoIP products where commercial shipments for some products have begun with more shipments to occur during the rest of 2012.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Although next-generation products targeted at the convergence of voice, audio, video and data connectivity and at enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of next-generation productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for the rest of 2012 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

In addition to general market competitiveness, the cordless telephony market, from which we derive most of our revenues, is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and may continue to decline, which may reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Furthermore, current macro-economic trends may negatively affect our financial results. For example, we are observing a continuing weakness in demand for DECT products. The weakness is driven mainly by a continued sluggish demand for our DECT products in the European and rest of the world end markets, as well as a softening demand for DECT 6.0 products in the North American end markets. In Europe, the consumer electronic market continues to face difficulties amid ongoing macro-economic concerns, exacerbated by ongoing debt crisis. This weak demand pattern has resulted in softer demand from our ODM and OEM customers of products targeting the European and rest of the world end markets for the third quarter. The market weakness also includes a lower demand for fixed wireless terminals and home gateway with DECT connectivity by service providers, mainly due to delays in new product ramp up. For the North American end markets we believe that the weakness is also attributable to a certain amount of buildup of work-in-progress (WIP) inventory and finished goods inventory by OEM customers and softening demand for consumer electronic market in the U.S., in general, and for cordless telephony products in particular.

We anticipate that these market challenges would negatively impact our revenues for the third quarter of 2012 and result in greater operating losses for the third quarter of 2012. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in longer product cycles and decision-making processes at our customers’ organizations. We are observing our customers being reluctant in placing orders with normal lead times, with a shift to shorter lead-times and rush orders. This trend makes it very difficult for us to forecast our annual 2012 financial results.

Nonetheless, we remain focused on meeting our objective to generate positive operating cash flows in 2012, and continue to closely monitor market trends, implementing additional cost cutting measures necessary to achieve this objective. As a result of our cost cutting measures implemented during 2012, we anticipate a significant decrease in our operating expenses for 2012.

As of June 30, 2012, our principal source of liquidity consisted of cash and cash equivalents of $22.0 million and marketable securities and short term deposits of $89.6 million, totaling $111.7 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $44.2 million for the second quarter of 2012, as compared to $58.5 million for the same period in 2011. Our total revenues were $87.7 million for the first six months of 2012, as compared to $107.3 million for the same period in 2011. The decrease for the comparable periods was primarily as a result of decreased sales of our DECT products. Sales of DECT products for the second quarter of 2012 and 2011 were $36.7 million and $50.1 million, respectively, representing 83% and 86%, respectively, of our total revenues for the respective periods, representing a decrease of 27% in absolute dollars when comparing sales for the second quarter of 2012 to sales for the second quarter of 2011. Sales of DECT products for the first half of 2012 and 2011 were $72.1 million and $90.2 million, respectively, representing 82% and 84%, respectively, of our total revenues for the respective periods, representing a decrease of 20% in absolute dollars when comparing sales for the first half of 2012 to sales for the first half of 2011.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States	$555	$218	$830	$702
Japan	15,116	18,175	30,740	32,737
Europe	987	2,506	3,323	4,808
Hong-Kong	23,142	30,177	44,334	55,329
Korea	503	2,162	1,271	3,991
China	1,394	2,055	3,079	4,303
Taiwan	1,676	2,533	2,856	4,062
Other	818	691	1,262	1,361

Total revenues	$44,191	$58,517	$87,695	$107,293

Sales to our customers in Hong Kong decreased for the second quarter and the first six months of 2012 as compared to the same periods of 2011, representing a 23% and 20% decrease, respectively, in absolute dollars. The decrease in our sales to Hong Kong for the first six months of 2012 resulted from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 12% decrease in absolute dollars for the first six months of 2012, as compared to the same periods of 2011, and a decrease in sales to CCT Telecom Holdings Ltd. ("CCT Telecom"), representing a 55% decrease in absolute dollars for the first six months of 2012, as compared to the same periods of 2011. The decrease in our sales to Hong Kong for the second quarter of 2012 resulted from a decrease in sales to VTech, representing a 16% decrease in absolute dollars for the second quarter of 2012, as compared to the same period of 2011 and decrease in sales to CCT Telecom, representing a 55% decrease in absolute dollars for the second quarter of 2012, as compared to the same period of 2011. Sales to our customers in Japan decreased for the second quarter and the first six months of 2012 as compared to the same periods of 2011, representing a 17% and 6% decrease, respectively, in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from a decrease in sales to Uniden America Corporation (“Uniden”), representing a 42% and 17% decrease, respectively, in absolute dollars for the second quarter and the first six months of 2012, as compared to the same periods in 2011.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, we anticipate that the challenges associated with the European and the North American markets, discussed earlier, would negatively impact our revenues for the third quarter of 2012 and will result in reduction in revenues for the third quarter of 2012 as compared to the second quarter and to the third quarter of 2011. This trend for 2012 is similar to the trend reflected in our financial results for the third quarter of 2011, which also was not the strongest quarter during fiscal year 2011.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 38% and 34% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to VTech represented 36% and 33% of our total revenues for the six months ended June 30, 2012 and 2011, respectively.

Sales to CCT Telecom represented 6% and 10% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to CCT Telecom represented 6% and 11% of our total revenues for the six months ended June 30, 2012 and 2011, respectively.

Sales to Uniden represented 11% and 14% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to Uniden represented 13% of our total revenues for both the six months ended June 30, 2012 and 2011.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 23% and 17% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Additionally, Tomen Electronics accounted for 22% and 18% of our total revenues for the six months ended June 30, 2012 and 2011, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 17% and 12% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Sales to Panasonic through Tomen Electronics generated 16% and 12% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 83% and 82% of our total revenues for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, revenues from our DECT products represented 86% and 84% of our total revenues, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2012. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will continue to reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT products.

Gross Profit. Gross profit as a percentage of revenues was 37.4 % for the second quarter of 2012 and 37.2% for the second quarter of 2011. Gross profit as a percentage of revenues was 37.0% for the first half of 2012 and 36.3% for the first half of 2011. The increase in our gross profit for the comparable periods was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products and (iv) a reduction in other operational expenses such as boards, materials and subcontractors.

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

Research and Development Expenses. Our research and development expenses decreased to $11.4 million for the second quarter of 2012 from $14.2 million for the second quarter of 2011. Research and development expenses decreased to $23.4 million for the first six months of 2012 from $28.4 million for the first six months of 2011. The decrease for the second quarter and the first six months of 2012 in research and development expenses, as compared to the comparable periods of 2011, was mainly due to (i) the restructuring of our U.S. operations, which was implemented during the third quarter of 2011 and reduced our research and development expenses for the second quarter and the first six months of 2012 (ii) a decrease in projects-related expenses (mainly tape-out, materials, subcontractors and travel expenses), and (iii) a decrease in labor and employee-related expenses, which decrease was above and beyond the decrease already anticipated as a result of the restructuring of our U.S. operation initiated during the third quarter of 2011. The decrease in labor and employee-related expenses for the comparable periods was mainly due to (x) a decrease in the number of employees, (y) the devaluation of the New Israeli Shekel (“NIS”) against the U.S. dollar, which decreased the Israeli employee labor expenses, and (z) the restructuring of our operations that was initiated during the second quarter of 2012, which is described in greater detail in the Note M of our financial statements for the quarter ended June 30, 2012.

Our research and development expenses as a percentage of our total revenues were 26% and 24% for the three months ended June 30, 2012 and 2011, respectively, and 27% and 26% for the six months ended June 30, 2012 and 2011, respectively. The increase in research and development expenses as a percentage of our total revenues for the comparable periods was due to a decrease in absolute dollars of our total revenues for the three months and the six months ended June 30, 2012, as compared to the comparable periods of 2011.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $3.8 million for the second quarter of 2012 from $4.2 million for the second quarter of 2011. Sales and marketing expenses decreased to $7.8 million for the first six months of 2012 from $8.2 million for the first six months of 2011. The decrease for the second quarter and the first six months of 2012 in sales and marketing expenses, as compared to the comparable periods during 2011, was mainly due to (i) a decrease in commissions paid to distributers as a result of a decrease in revenues, and (ii) a decrease in overseas travel expenses. The decrease in sales and marketing expenses for the second quarter and the first six months of 2012, as compared to the comparable periods of 2011, was offset to some extent by an increase in labor and employee-related expenses due to an increase in the number of employees.

Our sales and marketing expenses as a percentage of total revenues were 9% and 7% for the three months ended June 30, 2012 and 2011, respectively, and 9% and 8% for the six months ended June 30, 2012 and 2011, respectively. The increase in sales and marketing expenses as a percentage of our total revenues for the comparable periods was due to a decrease in absolute dollars of our total revenues.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.8 and $3.6 million for the second quarter of 2012 and 2011, respectively. General and administrative expenses decreased to $5.8 million for the first six months of 2012 from $6.7 million for the first six months of 2011. The decrease in general and administrative expenses for the second quarter of 2012, as compared to the comparable period of 2011, was mainly due to (i) a decrease in equity-based compensation expenses in the amount of $0.3 million, (ii) a decrease in payroll and payroll-related expenses mainly due to the devaluation of the NIS against the U.S. dollar, which decreased the Israeli employees payroll expenses in U.S. dollar, and (iii) a decrease in legal, accounting and shareholder relations expenses. The decrease in general and administrative expenses for the first half of 2012, as compared to the comparable period of 2011, was mainly due to (x) a decrease in equity-based compensation expenses in the amount of $0.5 million, and (y) a decrease in payroll and payroll-related expenses mainly due to the devaluation of the NIS against the U.S. dollar, which decreased the Israeli employee payroll expenses in U.S. dollar.

Our general and administrative expenses as a percentage of our total revenues were 6% for both the three months ended June 30, 2012 and 2011, and 7% and 6% for the six months ended June 30, 2012 and 2011, respectively. The increase in general and administrative expenses as a percentage of our total revenues for the comparable six-month periods was due to a decrease in absolute dollars of our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations, as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During the second quarter of 2012, we recorded an expense of $0.6 million, as compared to $2.2 million for the three month ended June 30, 2011, relating to the amortization of intangible assets associated mainly with the acquisition of the CIPT business of NXP B.V. (the “Acquisition”). During the six months ended June 30, 2012, we recorded an expense of $1.2 million, as compared to $4.4 million for the six month ended June 30, 2011, relating to the amortization of intangible assets associated mainly with the Acquisition. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring costs and other. During the first half of 2012, we recorded an expense of $0.7 million in connection with a restructuring of our operations during the second quarter of 2012. As part of this restructuring plan, we executed termination agreements with certain of our employees. During the first half of 2011, we recorded an income of $0.6 million in connection with a restructuring plan that was initiated during the third quarter of 2010. The above income resulted mainly from the closure of our Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

In August 2012, we initiated an additional restructuring plan to improve operating efficiencies and reduce our operating expenses.

Financial and Other Income, net. Financial and other income, net, for the three months ended June 30, 2012 increased to $0.6 million from $0.4 million for the three months ended June 30, 2011. Financial and other income, net, for the six months ended June 30, 2012 increased to $1.1 million from $0.9 million for the six months ended June 30, 2011. The increase for the comparable periods resulted primarily from (i) a profit in the amount of $0.2 million resulting from the sale of certain marketable securities during the second quarter and the six months ended June 30, 2012, as compared to $0.1 million profit recorded for the second quarter and the six months ended June 30, 2011, and (ii) the devaluation of the U.S. dollar against the Euro and the Swiss Franc, which resulted in expenses associated with the exchange rate differences during the six months ended June 30, 2011.

Our total cash, cash equivalents, marketable securities and short term deposits were $111.7 million as of June 30, 2012, compared to $137.2 million as of June 30, 2011.

Provision for Income Taxes. During the first half of 2012, we recorded a tax expense of $0.1 million, as compared to a tax benefit of $0.6 million recorded for the first half of 2011. The income tax benefit for the first half of 2011 was attributed to an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years.

As of June 30, 2012 and December 31, 2011, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

•	for 2012—15%;

•	for 2013 and 2014—12.5%; and

•	for 2015 and thereafter—12%.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first six months of 2012, we generated $1.7 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $0.8 million for the first six months of 2011. The increase in cash generated from operating activities for the first six months of 2012, as compared to the same period in 2011, was mainly as a result of (i) no change in accounts receivable during the first six months of 2012, as compared to an increase in accounts receivable of $14.0 million during the first six months of 2011, and (ii) an increase in accrued compensation and benefits in the amount of $0.7 million during the first six months of 2012, as compared to a decrease in the amount of $1.3 million during the first six months of 2011. The increase in cash generated from operating activities when comparing the respective periods was offset to some extent by (x) an increase in inventories in the amount of $0.4 million during the first six months of 2012, as compared to a decrease in inventories in the amount of $1.1 million during the first six months of 2011, (y) a decrease in accounts payable in the amount of $0.6 million during the first six months of 2012, as compared to an increase in accounts payable in the amount of $9.4 million during the first six months of 2011, and (z) a decrease in net profit, excluding depreciation, equity based compensation and amortization of intangible assets, in the amount of $3.5 million for the first six months of 2012, as compared to the same period in 2011.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2012, we purchased $34.4 million of marketable securities and no short term deposits, as compared to $32.5 million of marketable securities and $13.0 million of short term deposits during the first six months of 2011. During the first six months of 2012 and 2011, $15.6 million and $31.3 million, respectively, of marketable securities matured and were called by the issuers. During the first six months of 2012 and 2011, $16.1 million and $3.9 million, respectively, of marketable securities were sold. Additionally, during the first six months of 2012 and 2011, $13.0 million and $10.0 million, respectively, of short term deposits matured.

As of June 30, 2012, the amortized cost of our marketable securities and short term deposits was $89.7 million and their stated market value was $89.6 million, representing an unrealized loss of $0.1 million, which was caused mainly by overall market conditions and interest rate changes.

Our capital equipment purchases for the first six months of 2012, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.5 million, as compared to $1.6 million for the first six months of 2011.

Financing Activities. During the first six months of 2012, we repurchased approximately 1,183,000 shares of our common stock at an average purchase price of $6.35 per share for an aggregate amount of approximately $7.5 million. During the first six months of 2011, we repurchased approximately 268,000 shares of our common stock at an average purchase price of $8.05 per share for an aggregate amount of approximately $2.2 million. In addition, we did not receive any proceeds as compared to a receipt of $0.4 million upon the exercise of employee stock options during the first six months of 2011. We cannot predict cash flows from equity exercises for future periods.

Pursuant to various prior board authorizations, as of June 30, 2012, 408,589 shares of our common stock remained authorized for repurchase pursuant to our board authorized share repurchase program.

As of June 30, 2012, we had cash and cash equivalents totaling approximately $22.0 million and marketable securities and deposits of $89.6 million.

Our working capital at June 30, 2012 was $52.8 million, as compared to $76.9 million as of June 30, 2011. The decrease in working capital from the comparable period in 2011 was mainly due to a decrease in cash and cash equivalents, marketable securities and short term deposits, mainly due to the acquisition of the remaining 70% equity interest in BoneTone Communications in December 2011 and the repurchase of our common stock in the second half of 2011 and the first half of 2012. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2012, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2012. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PAR T II. OTHER INFORMATION

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

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decrease.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first six months of 2012. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% and 95% of our total revenues for the first half of 2012 and 2011, respectively. Revenues from our DECT products represented 82% and 84% of our total revenues for the first half of 2012 and 2011, respectively.

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

In addition, to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and may continue to decline, which reduces our revenues derived from, and unit sales of, cordless telephony products. Macro-economic trends in the consumer electronics industry may adversely impact our future revenues. For example, we anticipate the continued slowdown in demand for consumer electronics products, including cordless telephony products, during the third quarter of 2012, which would negatively impact our revenues for the third quarter of 2012 and result in greater operating losses for the third quarter of 2012.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers—VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 71% and 69% of our total revenues for the first half of 2012 and 2011, respectively. Sales to VTech represented 36% and 33% of our total revenues for the first half of 2012 and 2011, respectively. Sales to Panasonic represented 16% and 12% of our total revenues for the first half of 2012 and 2011, respectively. Sales to Uniden represented 13% of our total revenues for both the first half of 2012 and 2011, respectively. Sales to CCT Telecom represented 6% and 11% of our total revenues for the first half of 2012 and 2011, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 22% and 18% of our total revenues for the first half of 2012 and 2011, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 12% of our total revenues for the first half of 2012 and 2011, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, we anticipate the continued slowdown in demand for consumer electronics products, including cordless telephony products, during the third quarter of 2012, which would negatively impact our revenues for the third quarter of 2012 and result in greater operating losses for the third quarter of 2012.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products, such as our 2.4GHz products, which product line represented less than 10% of our total revenues for the first half of 2012. Therefore, increased sales of our DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for both the first half of 2012 and 2011, respectively. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2012, 264 of our 385 employees were located in Israel, including 182 out of 232 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for the first half of 2012. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

During the second quarter of 2012, we repurchased 491,534 shares of our common stock at an average price of $6.25 per share for approximately $3,071,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)
Month #1 (April 1, 2012 to April 30, 2012)	181,534	$6.61	181,534	718,589
Month #2 (May 1, 2012 to May 31, 2012)	257,770	$6.03	257,770	460,819
Month #3 (June 1, 2012 to June 30, 2011)	52,230	$6.07	52,230	408,589
TOTAL	491,534	$6.24	491,534	408,589	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to various prior board authorizations, as of June 30, 2012.

As part of the repurchase program, in March 2012, our board of directors authorized the entry by the Company into a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act, for the repurchase of 750,000 shares of the aggregate number of shares of our common stock authorized for repurchase. The repurchase program generally has no set expiration or termination date and is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files*

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 9, 2012	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)