Form 10-Q
period 2012-09-30
DSP GROUP INC /DE/
filed 2012-11-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 2, 2012, there were 21,774,619 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

1

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,169	$18,109
Restricted deposit	121	128
Marketable securities and short-term deposits	21,037	30,626
Trade receivables, net	23,182	25,643
Deferred income taxes	124	89
Other accounts receivable and prepaid expenses	4,034	5,343
Inventories	14,592	16,434

TOTAL CURRENT ASSETS	82,259	96,372

PROPERTY AND EQUIPMENT, NET	4,157	5,803

LONG-TERM ASSETS:
Long-term marketable securities and deposits	71,728	69,046
Long-term prepaid expenses and lease deposits	288	466
Severance pay fund	9,837	9,974
Intangible assets, net	8,909	10,688
Goodwill	3,707	3,707

	94,469	93,881

TOTAL ASSETS	$180,885	$196,056

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$12,087	$17,989
Accrued compensation and benefits	7,016	8,236
Income tax accruals and payables	1,932	2,582
Accrued expenses and other accounts payable	6,879	7,555

Total current liabilities	27,914	36,362

LONG-TERM LIABILITIES:
Accrued severance pay	10,213	10,278
Accrued pensions	841	792

Total long-term liabilities	11,054	11,070

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at September 30, 2012 and December 31, 2011; Issued and outstanding shares: none at September 30, 2012 and December 31, 2011	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at September 30, 2012 and December 31, 2011; Issued and outstanding shares: 21,774,619 and 22,501,644 shares at September 30, 2012 and December 31, 2011, respectively	22	23
Additional paid-in capital	345,403	341,352
Treasury stock	(125,175)	(122,236)
Accumulated other comprehensive income (loss)	922	(1,756)
Accumulated deficit	(79,255)	(68,759)

Total stockholders’ equity	141,917	148,624

Total liabilities and stockholders’ equity	$180,885	$196,056

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$36,666	$48,373	$124,361	$155,666
Cost of revenues (1)	22,764	30,853	77,970	99,167

Gross profit	13,902	17,520	46,391	56,499

Operating expenses:
Research and development, net (2)	9,632	12,570	33,029	40,970
Sales and marketing (3)	3,502	4,179	11,297	12,357
General and administrative (4)	2,329	3,282	8,160	9,952
Intangible assets amortization	592	2,197	1,778	6,591
Restructuring expenses (income)	1,315	420	2,008	(170)

Total operating expenses	17,370	22,648	56,272	69,700

Operating loss	(3,468)	(5,128)	(9,881)	(13,201)
Financial income, net	666	455	1,732	1,333

Loss before taxes on income	(2,802)	(4,673)	(8,149)	(11,868)
Taxes on income (income tax benefit)	(387)	141	(247)	(448)

Net loss	$(2,415)	$(4,814)	$(7,902)	$(11,420)

Net loss per share:
Basic	$(0.11)	$(0.21)	$(0.36)	$(0.49)

Diluted	$(0.11)	$(0.21)	$(0.36)	$(0.49)

Weighted average number of shares used in per share computations of net loss:
Basic	21,775	23,371	22,025	23,397

Diluted	21,775	23,371	22,025	23,397

Comprehensive loss	$(847)	$(7,218)	$(5,224)	$(13,114)

(1)	Includes equity-based compensation expense in the amount of $72 and $94 for the three months ended September 30, 2012 and 2011, respectively, and equity-based compensation expense in the amount of $277 and $328 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Includes equity-based compensation expense in the amount of $538 and $635 for the three months ended September 30, 2012 and 2011, respectively, and equity-based compensation expense in the amount of $1,995 and $2,241 for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Includes equity-based compensation expense in the amount of $173 and $231 for the three months ended September 30, 2012 and 2011, respectively, and equity-based compensation expense in the amount of $641 and $794 for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Includes equity-based compensation expense in the amount of $324 and $391 for the three months ended September 30, 2012 and 2011, respectively, and equity-based compensation expense in the amount of $1,138 and $1,700 for the nine months ended September 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$880	$1,012
Investing activities
Purchase of marketable securities	(52,023)	(47,986)
Purchase of deposits	(27)	(13,000)
Proceeds from maturity of marketable securities	19,860	48,235
Proceeds from sales of marketable securities	27,658	3,915
Proceeds from maturity of deposits	13,000	10,000
Proceeds from sales of property and equipment	81	59
Purchases of property and equipment	(830)	(2,067)

Net cash provided by (used in) investing activities	7,719	(844)
Financial activities

Purchase of treasury stock	(7,513)	(5,580)
Issuance of treasury stock for cash upon exercise of options	—	368

Net cash used in financing activities	(7,513)	(5,212)

Increase (Decrease) in cash and cash equivalents	$1,086	$(5,044)

Cash erosion due to exchange rate differences	(26)	(293)

Cash and cash equivalents at the beginning of the period	$18,109	$33,912

Cash and cash equivalents at the end of the period	$19,169	$28,575

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

Three Months Ended September 30, 2011	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2011	23,314	$23		$338,844	$(117,942)	$(57,845)	$1,065	$164,145
Net loss	—	—		—	—	(4,814)	—	(4,814)
Change in unrealized gain from hedging activities, net	—	—		—	—	—	(593)	(593)
Change in unrealized gain from marketable securities, net	—	—		—	—	—	(1,277)	(1,277)
Change in foreign currency translation adjustments, net	—	—		—	—	—	(534)	(534)
Purchase of treasury stock	(507)	*	)	—	(3,419)	—	—	(3,419)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	209	*	)	—	2,206	(1,190)	—	1,016
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	8	*	)	—	87	(87)	—	—
Equity-based compensation	—	—		1,351	—	—	—	1,351

Balance at September 30, 2011	23,024	$23		$340,195	$(119,068)	$(63,936)	$(1,339)	$155,875

Three Months Ended September 30, 2012
Balance at June 30, 2012	21,555	$22		$344,296	$(127,337)	$(75,644)	$(646)	$140,691
Net loss	—	—		—	—	(2,415)	—	(2,415)
Change in unrealized gain from hedging activities, net	—	—		—	—	—	260	260
Change in unrealized gain from marketable securities, net	—	—		—	—	—	1,305	1,305
Change in foreign currency translation adjustments, net	—	—		—	—	—	3	3
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	219	*	)	—	2,155	(1,189)	—	966
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	1	*	)	—	7	(7)	—	—
Equity-based compensation	—	—		1,107	—	—	—	1,107

Balance at September 30, 2012	21,775	$22		$345,403	$(125,175)	$(79,255)	$922	$141,917

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive loss	Total Stockholders’ Equity
Nine Months Ended September 30, 2011
Balance at December 31, 2010	23,253	$23		$335,132	$(119,280)	$(49,127)	$355	$167,103
Net loss		—		—	—	(11,420)		(11,420)
Change in unrealized gain from hedging activities, net		—		—	—	—	(527)	(527)
Change in unrealized loss from marketable securities, net		—		—	—	—	(938)	(938)
Change in unrealized gain from pensions, net		—		—	—	—	37	37
Change in foreign currency translation adjustments, net		—		—	—	—	(266)	(266)
Purchase of treasury stock	(775)	(1)		—	(5,580)	—	—	(5,580)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	423	1		—	4,484	(2,448)	—	2,036
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	123	*	)	—	1,308	(941)	—	367
Equity-based compensation	—	—		5,063	—	—	—	5,063

Balance at September 30, 2011	23,024	$23		$340,195	$(119,068)	$(63,936)	$(1,339)	$155,875

Nine Months Ended September 30, 2012
Balance at December 31, 2011	22,502	$23		$341,352	$(122,236)	$(68,759)	$(1,756)	$148,624
Net loss		—		—	—	(7,902)		(7,902)
Change in unrealized gain from hedging activities, net		—		—	—	—	471	471
Change in unrealized loss from marketable securities, net		—		—	—	—	2,224	2,224
Change in unrealized gain from pensions, net		—		—	—	—	1	1
Change in foreign currency translation adjustments, net		—		—	—	—	(18)	(18)
Purchase of treasury stock	(1,183)	(1)		—	(7,512)	—	—	(7,513)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	447	*	)	—	4,486	(2,507)	—	1,979
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	9	*	)	—	87	(87)	—	—
Equity-based compensation	—	—		4,051	—	—	—	4,051

Balance at September 30, 2012	21,775	$22		$345,403	$(125,175)	$(79,255)	$922	$141,917

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2011.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Work-in-process	$7,596	$8,096
Finished goods (*)	6,996	8,338

	$14,592	$16,434

(*)	The finished products inventory includes $391 and $368 of inventory held in consignment by other parties as of September 30, 2012 and December 31, 2011, respectively.

Write-off of inventory amounted to $38 and $629 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE C—NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net loss per share further includes the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 “Earnings per Share. ” The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine month ended September 30,
	2012	2011	2012	2011
	Unaudited
Net loss	$(2,415)	$(4,814)	$(7,902)	$(11,420)
Net loss per share:
Basic	$(0.11)	$(0.21)	$(0.36)	$(0.49)
Diluted	$(0.11)	$(0.21)	$(0.36)	$(0.49)
Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	21,775	23,371	22,025	23,397
Incremental shares attributable to exercise of outstanding options and stock appreciation rights (assuming proceeds would be used to purchase treasury stock)	—	—	—	—

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	21,775	23,371	22,025	23,397

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest on securities are included in financial income, net. The following is a summary of available-for-sale securities, and short term deposits at September 30, 2012 and December 31, 2011:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short -term deposits	$2,640	$15,803	$—	$—	$2,640	$15,803
U.S. GSE securities	3,012	10,725	5	(29)	3,017	10,696
Corporate obligations	85,918	74,173	1,190	(1,000)	87,108	73,173

	$91,570	$100,701	$1,195	$(1,029)	$92,765	$99,672

The amortized cost of short and long-term deposits and available-for-sale debt securities at September 30, 2012, by contractual maturities, is shown below:

	Amortized cost	Unrealized gains (losses)		Estimated fair value
		Gains	Losses
Due in one year or less	$18,342	$56	$(1)	$18,397
Due after one year to six years	70,588	1,212	(72)	71,728

	$88,930	$1,268	$(73)	$90,125

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

As of September 30, 2012, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statements of income.

The unrealized losses related to U.S. treasury and GSE securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2012 amounted to $11,916. Of the $73 unrealized losses outstanding as of September 30, 2012, a portion of which, in the amount of $55, was outstanding for more than 12 months and the remaining portion of $18 was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2012 and 2011 were $19,860 and $48,235, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2012 and 2011 were $27,658 and $3,915, respectively. Net realized gains from the sale of available-for sale marketable securities for the nine months ended September 30, 2012 and 2011 were $459 and $139, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three and nine months ended September 30, 2012 and September 30, 2011 does not include tax benefits associated with equity-based compensation expenses. During the three and nine months ended September 30, 2012, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,072 and $1,115 at September 30, 2012 and December 31, 2011, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2012 and December 31, 2011, the Company had accrued interest and penalties relating to unrecognized tax benefits of $356 and $276, respectively.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 33% and 29% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively. Sales to VTech represented 35% and 32% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% of the Company’s total revenues for both the three months ended September 30, 2012 and 2011. Tomen Electronics accounted for 22% and 19% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 15% and 16% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively. Sales to Panasonic through Tomen Electronics generated 16% and 13% of the Company’s revenues for the nine months ended September 30, 2012 and 2011, respectively.

Additionally, sales to Uniden America Corp. (“Uniden”) represented 7% and 10% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively. Sales to Uniden represented 11% and 12% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 12% and 10% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively. Sales to CCT represented 8% and 11% of the Company’s total revenues for the nine months ended September 30, 2012 and 2011, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2012, the Company had outstanding forward contracts in the amount of $600 and outstanding option contracts in the amount of $15,400. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $132 and $138, respectively, at September 30, 2012. The Company recorded a net amount of $6 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at September 30, 2012.

The amount recorded as expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2012 that resulted from the above referenced hedging transactions was $278, $47 and $34, respectively. The amount recorded as expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2012 that resulted from the above referenced hedging transactions was $150, $26 and $18, respectively.

The fair value of outstanding derivative instruments at September 30, 2012 and December 31, 2011 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2012	As of December 31, 2011
Derivative Liabilities
Foreign exchange forward contracts and put options	Accrued expenses and other accounts payable (*)	6	476

Total		$6	$476

*)	Estimated to be reclassified into earnings during 2012 and 2013.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2012 and 2011 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2012	2011	2012	2011
Foreign exchange forward contracts	$66	$(486)	$111	$193

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30,			for the nine months ended September 30,
	Location	2012		2011	2012		2011
Foreign exchange forward contracts	Operating expenses		$(194)	$108		$(359)	$721

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months ended September 30, 2012 and September 30, 2011:

No employee stock options and share appreciation rights (“SAR”) were granted during the three months ended September 30, 2012 and 2011.

Employee Stock Benefit Plans

As of September 30, 2012, the Company had three-equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2012, approximately 587,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 956,622 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option and SAR grants pursuant to its equity incentive plans:

	Number of Options/SAR Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2012	11,015	$11.28
Options granted	—	—
SAR units granted	—	—
Options / SAR units cancelled/forfeited/expired	(712)	$19.22
Options / SAR units exercised	(20)	$5.97
Outstanding at September 30, 2012 (1)	10,283	$10.74	3.38	$149
Exercisable at September 30, 2012 (2)	7,430	$12.30	2.47	$52

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2012 ($5.94 per share).
(1)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of approximately 7,026,518 shares of the Company’s common stock issuable upon exercise. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 5,108,477 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at September 30, 2012 with exercise prices above $5.94 per share (the closing price of the Company’s common stock on September 30, 2012) is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price	Number of Options/ SAR Units	Weighted Average Exercise Price
Above $5.94	7,291	$12.43	2,702	$6.75	9,993	$10.89
Less than $5.94	139	$5.56	151	$5.30	290	$5.43
Total	7,430	$12.30	2,853	$6.67	10,283	$10.74

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2012 and 2011 totaled $1,107 and $1,351, respectively. The Company did not recognize any income tax benefits relating to its equity-based compensation expense for the three months ended September 30, 2012 and 2011.

The Company’s aggregate equity-based compensation expenses for the nine months ended September 30, 2012 and 2011 totaled $4,051 and $5,063, respectively. The Company did not recognize any income tax benefits relating to its equity-based compensation expense for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, there was $3,663 of total unrecognized compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2012 through 2016.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-retirement Benefits. ” The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	September 30, 2012	September 30, 2011
Components of net periodic benefit cost
Service cost	$57	$179
Interest cost	35	52
Expected return on plan assets	(4)	(28)
Curtailment gain (1)	—	(660)

Net periodic benefit cost (income)	$(88)	$(457)

(1)	The curtailment gain is derived from the closure of the Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

The net pension liability as of September 30, 2012 amounted to $841.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012.

	Balance as of September 30, 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$2,135	—	$2,135	—
Money market mutual funds	$2,937	$2,937	—	—

Short-term marketable securities and cash deposits:
Corporate debt securities	$18,141	—	$18,141	—
U.S. GSE securities	$256	—	$256	—
Time deposits	$2,640	—	$2,640	—

Long-term marketable securities:
Corporate debt securities	$68,967	—	$68,967	—
U.S. GSE securities	$2,761	—	$2,761	—

Derivative liabilities	$(6)	—	$(6)	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011.

	Balance as of December 31, 2011		Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,137	—	$1,137	—
Money market mutual funds	$2,934	$2,934	—	—

Short-term marketable securities and time deposits:
Corporate debt securities	$14,260	—	$14,260	—
U.S. GSE securities	$563	—	$563	—
Time deposits	$15,803	—	$15,803	—

Long-term marketable securities:
Corporate debt securities	$58,913	—	$58,913	—
U.S. GSE securities	$10,133	—	$10,133	—

Derivative liabilities	$(476)	—	$(476)	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2012 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

During the first nine months of 2012, the Company repurchased 1,182,590 shares of common stock at an average purchase price of $6.35 per share for an aggregate purchase price of $7,513. As of September 30, 2012, 408,589 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

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

During the first nine months of 2012, the Company issued approximately 456,000 shares of common stock out of treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER

a.	During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. The Company anticipates that the remaining accrued restructuring cost balance of $908 will be paid out in cash throughout the remainder of 2012 and in 2013.

b.	During the second quarter of 2012, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $275 will be paid out in cash throughout the remainder of 2012 and in 2013.

c.	During the third quarter of 2011, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for its U.S facilities. In 2011, the Company recorded an expense in the amount of $419, consisting of employee severance costs and lease agreement termination. During the first nine of 2012, the remaining restructuring expenses related to the restructuring of U.S. operations were included in research and development expenses due to the immateriality of such expenses. As of September 30, 2012, the $419 restructuring expenses mentioned above have been paid.

d.	During the first quarter of 2011, the Company recorded total income of $590 in connection with its restructuring plan implemented during the third quarter of 2010. The income resulted mainly from the closure of the Company’s Swiss facilities and the termination of employment of the employees of its Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan during the first quarter of 2011.

NOTE N—SEGMENT INFORMATION

Description of segments:

During the third quarter of 2012, following an internal reorganization and a change in the manner management evaluates financial information, the Company determined that it operates under three reportable segments in accordance with ASC 280 “Disclosure about Segments of an Enterprise and Related Information.”

The Company’s operating segments are as follows: Home, Office and Mobile. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home—Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, residential gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also address home automation applications, as well as fixed-mobile convergence solutions.

Office—Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications.

Mobile—Products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phone and mobile headsets.

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended September 30, 2012 and 2011:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2012	2011	2012	2011
Home	$34,726	$46,670	$3,225	—	*
Office	$1,940	$1,703	$(701)	—	*
Mobile	$—	$—	$(2,542)	—	*

Total	$36,666	$48,373	$(18)	$72

*	It is impracticable to present 2011 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2012	2011	2012	2011
Home	$119,269	$151,312	$10,138	—	*
Office	$5,092	$4,354	$(4,099)	—	*
Mobile	$—	$—	$(5,851)	—	*

Total	$124,361	$155,666	$188	$859

*	It is impracticable to present 2011 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2012:

	Three months	Nine months
Income (loss) from operations	$(18)	$188
Unallocated corporate, general and administrative expenses	(436)	(2,232)
Restructuring expenses	(1,315)	(2,008)
Equity-based compensation expenses	(1,107)	(4,051)
Intangible assets amortization expenses	(592)	(1,778)
Financial income, net	666	1,732

Total consolidated loss before taxes	$(2,802)	$(8,149)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2011:

	Three months	Nine months
Income (loss) from operations	$72	$859
Unallocated corporate, general and administrative expenses	(1,232)	(2,576)
Restructuring (expenses) Income	(420)	170
Equity-based compensation expenses	(1,351)	(5,063)
Intangible assets amortization expenses	(2,197)	(6,591)
Financial income, net	455	1,333

Total consolidated loss before taxes	$(4,673)	$(11,868)

NOTE O—NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance for the first quarter of 2012.

For additional description of recent accounting pronouncements relevant to the Company, please refer to “Recently issued accounting standards” section included in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and may continue to decline, which may reduce our revenues derived from, and unit sales of, cordless telephony products;

•

Our belief that the market will remain price sensitive for the rest of 2012 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

•

Our belief that the challenges associated with the European and North America markets for DECT products would negatively impact our revenues for the fourth quarter of 2012 and result in continued operating losses for the company;

•	Our focus on generating positive operating cash flows in 2012 and implementing additional cost cutting measures whenever necessary to ensure we achieve this objective;

•	Our anticipation that as a result of our cost cutting measures implemented during 2012, there will be a significant decrease in our operating expenses for 2012, as compared to 2011; and

•	Our belief that our available cash and cash equivalents at September 30, 2012 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity for next-generation consumer products, including home gateways, IP phones, multimedia phones and home automation. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for the first nine months of 2012.

As further described below, during the third quarter of 2012, we determined that the company operates under three reportable segments. Our operating segments are as follows: Home, Office and Mobile. The classification of our business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but not limited to, customer base, homogeneity of products and technology. The description of our operating segments is outlined in Note N to our financial statements for the period ended September 30, 2012 and below.

Our revenues were $124.4 million for the first nine months of 2012, a decrease of 20.0% in comparison to the same period of 2011. The decrease in our revenues for the first nine months of 2012 in comparison to the same period of 2011 was mainly due to a decrease in sales of DECT products to the European and the North American end markets. Revenues derived from the sale of DECT products represented 82% of our total revenues for the first nine months of 2012, as compared to 83% of our total revenues for the first nine months of 2011. Our gross margin increased to 37.3% of our total revenues for the first nine months of 2012 from 36.3% for the first nine months of 2011, primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products, and (iv) a reduction in other operational expenses such as boards, materials and subcontractors. Our operating loss decreased to $9.9 million for the first nine months of 2012, as compared to $13.2 million of operating loss for the first nine months of 2011, mainly as a result of decreases in research and development expenses and amortization of intangible assets expenses, offset to some extent by a decrease in our revenues for the first nine months of 2012 as compared to 2011 and an increase in restructuring expenses for the first nine months of 2012 as compared to restructuring income for the first nine months of 2011.

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

Furthermore, current macro-economic trends will continue to negatively affect our financial results. For example, we are observing continuing weakness in demand for DECT products. The weakness is driven mainly by continued sluggish demand for our DECT products in the European and rest of the world end markets, as well as a softening demand for DECT 6.0 products in the North American end markets. In Europe, the consumer electronic market continues to face difficulties amid ongoing macro-economic concerns, exacerbated by ongoing debt crisis. This weak demand pattern has resulted in softer demand from our ODM and OEM customers of products targeting the European and rest of the world end markets for the third quarter of 2012 and we anticipate this trend to continue for the remainder of 2012. The market weakness also includes a lower demand for fixed wireless terminals and home gateway with DECT connectivity by service providers, mainly due to delays in new product ramp up.

In response to market trends and with a view to leveraging our strong technology base and customer relationships to maximize growth and revenue opportunities, we have concentrated our development efforts on next generation products. Our next generation products include three main groups of products: (i) DECT/CAT-iq ICs targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and also address home automation applications, as well as fixed-mobile convergence solutions, included in the Home segment ; (ii) VoIP products for enterprise included in the Office segment ; and (iii) products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phones and mobile headsets, included in the mobile segment.

We are seeing evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for these next generation products, where commercial shipments for some products have begun with more shipments to occur during the remainder of 2012.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Although next generation products targeted at the convergence of voice, audio, video and data connectivity and at enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of next-generation productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for the rest of 2012 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

We anticipate that these market challenges would continue to negatively impact our revenues for the fourth quarter of 2012 and result in continued operating losses for the company. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook has resulted in longer product cycles and decision-making processes at our customers’ organizations. We are observing our customers being reluctant in placing orders with normal lead times, with a shift to shorter lead-times and rush orders. This trend makes it very difficult for us to forecast our financial results.

Nonetheless, we remain focused on meeting our objective to generate positive operating cash flows in 2012, and continue to closely monitor market trends. As a result of our cost cutting measures implemented during 2012, we anticipate a significant decrease in our operating expenses for 2012, as compared to 2011.

As of September 30, 2012, our principal source of liquidity consisted of cash and cash equivalents of $19.2 million and marketable securities and short term deposits of $92.8 million, totaling $111.9 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $36.7 million for the third quarter of 2012, as compared to $48.4 million for the same period in 2011. Our total revenues were $124.4 million for the first nine months of 2012, as compared to $155.7 million for the same period in 2011. The decrease for the third quarter and the first nine months of 2012 was primarily as a result of decreased sales of our DECT and 2.4GHz products. Sales of DECT products for the third quarter of 2012 and 2011 were $30.4 million and $39.5 million, respectively, representing 83% and 82%, respectively, of our total revenues for the respective periods, representing a decrease of 23% in absolute dollars when comparing sales for the third quarter of 2012 to sales for the third quarter of 2011. Sales of DECT products for the first nine months of 2012 and 2011 were $102.5 million and $129.7 million, respectively, representing 82% and 83%, respectively, of our total revenues for the respective periods, representing a decrease of 21% in absolute dollars when comparing sales for the first nine months of 2012 to sales for the first nine months of 2011.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
United States	$457	$788	$1,287	$1,490
Japan	10,333	15,333	41,073	48,070
Europe	1,829	2,312	5,152	7,120
Hong-Kong	19,370	23,381	63,704	78,710
Korea	337	873	1,608	4,864
China	1,615	2,423	4,694	6,726
Taiwan	1,724	2,180	4,580	6,242
Other	1,001	1,083	2,263	2,444

Total revenues	$36,666	$48,373	$124,361	$155,666

Sales to our customers in Hong Kong decreased for the third quarter and the first nine months of 2012, as compared to the same periods of 2011, representing a decrease of 17% and 19%, respectively, in absolute dollars. The decrease in our sales to Hong Kong for the first nine months of 2012 resulted mainly from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 13% decrease in absolute dollars for the first nine months of 2012, as compared to the same periods of 2011, and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 43% decrease in absolute dollars for the first nine months of 2012, as compared to the same periods of 2011. The decrease in our sales to Hong Kong for the third quarter of 2012 resulted mainly from a decrease in sales to VTech, representing a 16% decrease in absolute dollars for the third quarter of 2012, as compared to the same period of 2011. Sales to our customers in Japan decreased for the third quarter and the first nine months of 2012 as compared to the same period of 2011, representing a decrease of 33% and 15%, respectively, in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to Uniden America Corporation (“Uniden”), representing a 50% and 25% decrease, respectively, in absolute dollars for the third quarter and the first nine months of 2012, as compared to the same periods in 2011.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products. The fourth quarter in any given year is usually the strongest quarter of sales for our OEM customers and, as a result, the third quarter in any given year is usually the strongest quarter for our revenues as our OEM customers request increased shipments of our products in anticipation of the fourth quarter holiday season. By contrast, the first quarter in any given year is usually the weakest quarter for us. This trend can be generally observed from reviewing our quarterly information and results of operations. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, due to challenges associated with the European and the North American markets for our DECT products, our revenues for the third quarter of 2012 were weaker than the first and second quarters of 2012.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 33% and 29% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Sales to VTech represented 35% and 32% of total revenues for the nine months ended September 30, 2012 and 2011.

Sales to CCT Telecom represented 12% and 10% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Sales to CCT Telecom represented 8% and 11% of our total revenues for the nine months ended June 30, 2012 and 2011, respectively.

Sales to Uniden represented 7% and 10% of our total revenues for the three months ended September 30, 2012 and 2011. Sales to Uniden represented 11% and 12% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”) accounted for 21% of our total revenues for both the three months ended September 30, 2012 and 2011. Revenues derived from sales through Tomen Electronics accounted for 22% and 19% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 15% and 16% of our total revenue for the three months ended September 30, 2012 and 2011, respectively. Sales to Panasonic through Tomen Electronics generated 16% and 13% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. The loss of Tomen Electronics as a distributor and our inability to obtain a satisfactory replacement in a timely manner would harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also harm our sales and results of operations.

In addition to Tomen Electronics and Panasonic, the loss of any of our other significant customers or distributors, including VTech, or reduced demand for products from, or the reduction in purchasing capability of, one of our other significant customers, could have a material adverse effect on our business, financial condition and results of operations.

Significant Products. Revenues from our DECT products represented 83% and 82% of our total revenues for the three and nine months ended September 30, 2012, respectively. Revenues from our DECT products represented 82% and 83% of our total revenues for the three and nine months ended September 30, 2011, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2012. We believe that the rapid deployment of new communication access methods, as well as the decline in fixed-line telephony, will continue to reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT products.

Gross Profit. Gross profit as a percentage of revenues was 37.9% for the third quarter of 2012 and 36.2% for the third quarter of 2011. Gross profit as a percentage of revenues was 37.3% for the first nine months of 2012 and 36.3% for the first nine months of 2011. The increase in our gross profit for the comparable periods was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products and (iv) a reduction in other operational expenses such as boards, materials and subcontractors.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold and copper, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Steps we are taking to reduce our production costs include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products such as using copper instead of gold in the packaging process. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support and logistics personnel.

Research and Development Expenses, net. Our research and development expenses decreased to $9.6 million for the third quarter of 2012 from $12.6 million for the third quarter of 2011. Research and development expenses decreased to $33.0 million for the first nine months of 2012 from $41.0 million for the first nine months of 2011. The decrease for the third quarter and the first nine months of 2012 in research and development expenses, as compared to the comparable periods of 2011, was mainly due to (i) the restructuring of our U.S. operations, which was implemented during the third quarter of 2011 and reduced our research and development expenses for the third quarter and the first nine months of 2012 (ii) a decrease in projects-related expenses (mainly tape-out, materials, subcontractors and travel expenses), and (iii) a decrease in labor and employee-related expenses, which was in addition to the planned decrease that resulted from the restructurings of our U.S. operations that were initiated during the third quarter of 2011. This decrease in labor and employee-related expenses for the both comparable periods was mainly due to (x) a decrease in the number of employees, (y) the devaluation of the New Israeli Shekel (“NIS”) against the U.S. dollar, which decreased the Israeli employee labor expenses, and (z) the restructuring of our operations that was initiated during the second and the third quarters of 2012, which are described in greater detail in the Note M of our financial statements for the quarter ended September 30, 2012. In addition, during the third quarter of 2012 we recorded grants receivable in the amount of $0.3 million from the Office of Chief Scientist in Israel in support of one of our research and developments projects, which also decreased our research and development expenses, in comparison to the third quarter of 2011.

Our research and development expenses as a percentage of our total revenues were 26% for both the three months ended September 30, 2012 and 2011, respectively, and 27% and 26% for the nine months ended September 30, 2012 and 2011, respectively. The increase in research and development expenses for the nine months ended September 30, 2012 as a percentage of our total revenues was due to the decrease in absolute dollars of our total revenues for the nine months ended September 30, 2012, as compared to the comparable periods of 2011.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $3.5 million for the third quarter of 2012 from $4.2 million for the third quarter of 2011. Sales and marketing expenses decreased to $11.3 million for the first nine months of 2012 from $12.4 million for the first nine months of 2011. The decrease in sales and marketing expenses for the third quarter and the first nine months of 2012, as compared to the comparable periods during 2011, was mainly attributed to (i) a decrease in payroll and payroll-related expenses, (ii) a decrease in sales commission paid due to a lower level of revenues subject to sales commissions, and (iii) a decrease in overseas travel expenses.

Our sales and marketing expenses as a percentage of total revenues were 10% and 9% for the three months ended September 30, 2012 and 2011, respectively, and 9% and 8% for the nine months ended September 30, 2012 and 2011, respectively. The increase in sales and marketing expenses as a percentage of our total revenues for the comparable periods was due to the decrease in absolute dollars of our total revenues for the three months and nine months ended September 30, 2012, as compared to the comparable periods of 2011.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $2.3 million for the third quarter of 2012 from $3.3 million for the third quarter of 2011. General and administrative expenses decreased to $8.2 million for the first nine months of 2012 from $10.0 million for the first nine months of 2011. The decrease in general and administrative expenses for the third quarter of 2012, as compared to the comparable period of 2011, was mainly due to a decrease in legal and shareholders’ relations expenses. The decrease in general and administrative expenses for the first nine months of 2012, as compared to the comparable period of 2011, was mainly due to (i) a decrease in equity-based compensation expenses in the amount of $0.6 million, (ii) a decrease in payroll and payroll-related expenses mainly due to the devaluation of the NIS against the U.S. dollar, which decreased the Israeli employee payroll expenses in U.S. dollar, and (iii) a decrease in legal, accounting and shareholders’ relations expenses.

General and administrative expenses as a percentage of our total revenues were 6% and 7% for the three months ended September 30, 2012 and 2011, respectively, and 7% and 6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in general and administrative expenses for the first nine months of 2012 as compared to 2011, as a percentage of our total revenues for the comparable periods was due to the decrease in absolute dollars of our total revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of Segments.

During the third quarter of 2012, following an internal reorganization and a change in the manner management evaluates financial information we determined that the company operates under three reportable segments in accordance with ASC 280 “Disclosure about Segments of an Enterprise and Related Information.”

Our operating segments are as follows: Home, Office and Mobile. The classification of our business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home – Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, residential gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also address home automation applications, as well as fixed-mobile convergence solutions.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications.

Mobile - Products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phone and mobile headsets.

Segment Data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended September 30, 2012 and

2011:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2012	2011	2012	2011
Home	$34,726	$46,670	$3,225	—	*
Office	$1,940	$1,703	$(701)	—	*
Mobile	$—	$—	$(2,542)	—	*

Total	$36,666	$48,373	$(18)	$72

*	It is impracticable to present 2011 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects. Selected operating results information for each business segment was as follows for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2012	2011	2012	2011
Home	$119,269	$151,312	$10,138	—	*
Office	$5,092	$4,354	$(4,099)	—	*
Mobile	$—	$—	$(5,851)	—	*

Total	$124,361	$155,666	$188	$859

*	It is impracticable to present 2011 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

The reconciliation of segment operating results information to our consolidated financial information was as follows for the three and nine months ended September 30, 2012:

	Three months	Nine months
Income (loss) from operations	$(18)	$188
Unallocated corporate, general and administrative expenses	(436)	(2,232)
Restructuring expenses	(1,315)	(2,008)
Equity-based compensation expenses	(1,107)	(4,051)
Intangible assets amortization expenses	(592)	(1,778)
Financial income, net	666	1,732

Total consolidated loss before taxes	$(2,802)	$(8,149)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2011:

	Three months	Nine months
Income (loss) from operations	$72	$859
Unallocated corporate, general and administrative expenses	(1,232)	(2,576)
Restructuring (expenses) Income	(420)	170
Equity-based compensation expenses	(1,351)	(5,063)
Intangible assets amortization expenses	(2,197)	(6,591)
Financial income, net	455	1,333

Total consolidated loss before taxes	$(4,673)	$(11,868)

Amortization of Intangible Assets. During the third quarter of 2012, we recorded an expense of approximately $0.6 million, as compared to $2.2 million for the three months ended September 30, 2011, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. (the “Acquisition”) and the BoneTone Communications (“BoneTone”) acquisition in 2011. During the nine months ended September 30, 2012, we recorded an expense of approximately $1.8 million, as compared to $6.6 million for the nine months ended September 30, 2011, relating to the amortization of intangible assets associated with the Acquisition and the BoneTone acquisition in 2011. The decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008.

Restructuring Costs and Other. During the third quarter of 2012, we recorded an expense of $1.3 million in connection with the restructuring of our operations that was initiated during the third quarter of 2012. As part of this restructuring plan, we executed termination agreements with certain of our employees and recorded an expense related to the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. During the third quarter of 2011, as part of our plan to improve operational efficiencies and reduce our operating expenses for fiscal year 2012, we restructured our U.S. operations. As part of this restructuring plan, we executed termination agreements with certain of our U.S. employees and renegotiated the lease for our U.S. facilities. We recorded an expense in the amount of $0.4 million during the third quarter of 2011, consisting of employee severance costs and lease agreement termination.

During the first nine months of 2012, we recorded an expense of $2.0 million in connection with the restructuring of our operations, which is composed of two restructuring plans executed during the second and third quarters of 2012. As part of these restructuring plans, we executed termination agreements with certain of our employees and recorded an expense related to the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. During the first nine months of 2011, we recorded a restructuring income of $0.2 million, which was composed of an income of $0.6 million associated with the restructuring plan that we initiated during the third quarter of 2010, offset by restructuring expenses in the amount of $0.4 million associated with the restructuring of our U.S. operations during the third quarter of 2011 as noted above. The above referenced income of $0.6 million resulted mainly from the closure of our Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of our Swiss pension plan during the first quarter of 2011.

Financial Income, net. Financial income, net, for the three months ended September 30, 2012 increased to $0.7 million from $0.5 million for the three months ended September 30, 2011. Financial income, net, for the nine months ended September 30, 2012 increased to $1.7 million from $1.3 million for the nine months ended September 30, 2011. The increase in financial income, net, for the nine months ended September 30, 2012, as compared to 2011, was mainly due a profit in the amount of $0.5 million resulting from the sale of certain marketable securities during the nine months ended September 30, 2012, as compared to a profit in the amount of $0.1 million recorded for the nine months ended September 30, 2011. The increase in financial income, net, for the three months ended September 30, 2012, as compared to 2011, was mainly due to a profit in the amount of $0.2 million resulting from the sale of certain marketable securities during the third quarter of 2012, as compared to no profit recorded during the third quarter of 2011.

Our total cash, cash equivalents and marketable securities were $111.9 million as of September 30, 2012, compared to $131.4 million as of September 30, 2011.

Provision for Income Taxes. Our income tax benefit was $0.2 million for the first nine months of 2012, as compared to an income tax benefit of $0.4 million for the first nine months of 2011. The income tax benefit for the first nine months of 2011 was mainly attributed to an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years.

Our tax benefit for the third quarter of 2012 was $0.4 million, mostly as a result of the reversal of an income tax contingency reserve in the amount of $0.5 million that was determined to be no longer required due to the expiration of the applicable statutes of limitation during the third quarter of 2012, as compared to taxes on income in the amount of $0.1 million for the third quarter of 2011.

During the three and nine months ended September 30, 2012, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

•	for 2012 - 15%;

•	for 2013 and 2014 - 12.5%; and

•	for 2015 and thereafter - 12%.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first nine months of 2012, we generated $0.9 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $1.0 million for the first nine months of 2011.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2012, we purchased $52.0 million of marketable securities and no short term deposits, as compared to $48.0 million purchase of marketable securities and $13.0 million of short term deposits during the first nine months of 2011. During the first nine months of 2012 and 2011, $19.9 million and $48.2 million, respectively, of marketable securities matured and were called by the issuers. During the first nine months of 2012 and 2011, $27.7 million and $3.9 million, respectively, of marketable securities were sold. Additionally, during the first nine months of 2012 and 2011, $13 million and $10.0 million, respectively, of short term deposits matured.

As of September 30, 2012, the amortized cost of our marketable securities and short term deposits was $91.6 million and their stated market value was $92.8 million, representing an unrealized gain of $1.2 million.

Our capital equipment purchases for the first nine months of 2012, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.8 million, as compared to $2.1 million for the first nine months of 2011.

Financing Activities. During the first nine months of 2012, we repurchased 1,182,590 shares of our common stock at an average purchase price of $6.35 per share for approximately $7.5 million. During the first nine months of 2011, we repurchased 775,025 shares of our common stock at an average purchase price of $7.2 per share for approximately $5.6 million. We received none and $0.4 million upon the exercise of employee stock options during the first nine months of 2012 and 2011, respectively. We cannot predict cash flows from option exercises for future periods.

Pursuant to various prior board authorizations, as of September 30, 2012, 408,589 shares of our common stock remained authorized for repurchase pursuant to our board authorized share repurchase program.

As of September 30, 2012, we had cash and cash equivalents totaling approximately $19.2 million and marketable securities and short term deposits of approximately $92.8 million.

Our working capital at September 30, 2012 was approximately $54.3 million, as compared to $74.5 million as of September 30, 2011. The decrease in working capital was mainly due to a decrease in cash and cash equivalents, marketable securities and short term deposits, mainly due to the acquisition of the remaining 70% equity interest in BoneTone Communications in December 2011 and the repurchase of our common stock during the fourth quarter of 2011 and the first half of 2012. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2012, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2012. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “We are subject to order and shipment uncertainties and if we are unable to accurately predict customer demand, our business may be harmed;” (6) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (7) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (8) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business; (9) changes to the Risk Factor below entitled: “In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance;” (10) changes to the Risk Factor below entitled: “Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry;” (11) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (12) changes to the Risk Factor below entitled “The anti-takeover provisions in our certificate of incorporation and bylaws, as well as our rights plan, could prevent or discourage a third party from acquiring us.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decrease.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first nine months of 2012. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% of our total revenues for both the first nine months of 2012 and 2011. Revenues from our DECT products represented 82% and 83% of our total revenues for the first nine months of 2012 and 2011, respectively.

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

In addition, to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and may continue to decline, which reduces our revenues derived from, and unit sales of, cordless telephony products. Macro-economic trends in the consumer electronics industry may adversely impact our future revenues. For example, we anticipate the continued slowdown in demand for consumer electronics products, particularly cordless telephony products, for the remainder of 2012, which would negatively impact our revenues for the fourth quarter of 2012 and result in continued operating losses for the company.

Furthermore, our business also may be affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony, and the continued decline in fixed-line telephony would reduce our revenues derived from, and unit sales of, our digital cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 69% and 68% of our total revenues for the first nine months of 2012 and 2011, respectively. Sales to VTech represented 35% and 32% of our total revenues for the first nine months of 2012 and 2011, respectively. Sales to Panasonic represented 16% and 13% of our total revenues for the first nine months of 2012 and 2011, respectively. Sales to Uniden represented 11% and 12% of our total revenues for the first nine months of 2012 and 2011, respectively. Sales to CCT Telecom represented 8% and 11% of our total revenues for the first nine months of 2012 and 2011, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we sell our products to customers primarily through a network of distributors. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 22% and 19% of our total revenues for the first nine months of 2012 and 2011, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 16% and 13% of our total revenues for the first nine months of 2012 and 2011, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

•	fluctuations in volume and timing of product orders;

•	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	changes in demand for our products due to seasonal consumer buying patterns and other factors;

•	timing of new product introductions by us and by our customers or competitors;

•	changes in the mix of products sold by us or our competitors;

•	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

•	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

•	entry into new markets, including China, Korea and South America;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	mergers and acquisitions by us, our competitors and our existing and potential customers; and

•	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, due to the continued slowdown in demand for consumer electronics products, particularly cordless telephony products, our revenues for the third quarter of 2012 results were weaker than the first and second quarters of 2012.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products, such as our 2.4GHz products, which product line represented less than 10% of our total revenues for the first nine months of 2012. Therefore, increased sales of our DECT products would lower our gross margins.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers – generally consumer electronics retailers. Based on discussions with our customers, we understand that our customers also have less ability to accurately product their product demands. A decrease in the consumer electronics retailers’ demand or a build-up of their inventory, both of which are out of our control, may cause a cancellation, change or deferral of purchase orders on at short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. Based on these trends, our customers are reluctant to place orders with normal lead times, and we are seeing a shift to shorter lead-times and rush orders. However, we place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 98% of our total revenues for the first nine months of 2012 and 2011, respectively. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products. We are exploring opportunities to expand sales of our products to China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. Our future growth is dependent on market acceptance and penetration of our new products, for which we can provide no assurances. Our revenue growth is also dependent on the successful deployment of our new VoIP and BoneTone products. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

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

During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated, and resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Notwithstanding improvements in business conditions since the second half of 2009, there continues to be uncertainty about the global economy and outlook, including as a result of the continuing debt crisis in Europe, which continue to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2012, 235 of our 345 employees were located in Israel, including 155 out of 204 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, and demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for the first nine months of 2012. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no repurchases of our common stock during the three months ended September 30, 2012. As of September 30, 2012, 408,589 shares of our common stock renamed available for repurchase pursuant to our board’s authorizations as of September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION,

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

DSP GROUP, INC. (Registrant)

Date: November 9, 2012	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)