Form 10-K
period 2012-12-31
DSP GROUP INC /DE/
filed 2013-03-18
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 29, 2012 as reported on the NASDAQ Global Select Market, was approximately $88,042,762. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (other than Starboard Value LP and its affiliates) have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2013, the Registrant had outstanding 21,916,855 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2012 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

i

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for 2013;

•	Our belief that our past research and development investments in new technologies are beginning to materialize;

•

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

•

Our belief that the market will remain price sensitive for 2013 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

•	Our belief that our cost reduction programs implemented in 2012 will result in an additional decrease in operating expenses for 2013;

•	Our anticipation that annualized revenues generated from our next generation products to increase significantly in 2013 as compared to 2012;

•	Our belief that commercial shipments of products incorporating our next generation products will continue during 2013;

•	Our focus remains on generating non-GAAP operating income for 2013;

•	Our anticipation that there will be a significant decrease in our operating expenses for 2013, as compared to 2012;

•	Our belief that our available cash and cash equivalents at December 31, 2012 should be sufficient to finance our operations for the foreseeable future; and

•	Market data prepared by third parties, including IDC.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as “DSP Group,” “we,” “us,” “our” or “company.”

PART I

Item 1.	BUSINESS.

Introduction

DSP Group, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications. Delivering semiconductor system solutions with software and reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market.

At the forefront of semiconductor innovation and operational excellence for over two decades, DSP Group provides a broad portfolio of wireless chipsets integrating DECT (Digital Enhanced Cordless Telecommunications)/CAT-iq (Cordless Advanced Technology—Internet and Quality), DECT ULE (Ultra Low Energy), Wi-Fi, PSTN (Public Switched Telephone Network), HDClear™ (previously BoneTone™) intelligent voice enhancement, background noise elimination and speech recognition accuracy enhancement, video and VoIP (Voice over Internet Protocol) technologies.

DSP Group enables converged voice, audio, video and data connectivity across diverse consumer and business products, including connected multimedia terminals, mobile devices, home automation & security, cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with CE manufacturers and service providers to shape the future of converged communications at home and office.

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

Recently, we expanded into chips and phones for office and business applications, and have quickly gained market share in this growing segment. Today, DSP Group offers a comprehensive solution for voice-over-IP (VoIP) home and office products. VoIP is a technology that enables users to make voice calls via a broadband Internet connection rather than an analog phone line.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the DECT Forum, the European Telecommunications Standards Institute and the Wi-Fi Alliance. DSP Group is also deeply involved in all stages of defining DECT CAT-iq as well as DECT ULE standards and ULE Alliance and is building full eco-systems to support these solutions. We are an active member of the Home Gateway Initiative (HGI), and support the specification activities of CableLabs, which is contributing to the evolution and implementation of CAT-iq in various markets and applications. Such involvement enables us to define standards and keep abreast of the latest innovations and requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

Furthermore, with mobile devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our revolutionary HDClear solution, a comprehensive voice enhancement product for mobile devices. According to a recent Reuters report, market research firm IDC estimates that 63 percent of all mobile units will incorporate technology to eliminate background noise by 2015, or about 1.7 billion units, up from 500 million units in 2012. Incorporating proprietary noise cancellation algorithms, HDClear dramatically improves user experience and delivers unparalleled voice quality and call intelligibility. This technology will enable people to use their cell phones for conversation in virtually any condition, whether in a car, on a train or in any noisy surroundings. HDClear will also facilitate the use of speech recognition and voice commands by eliminating background noise. Our HDClear product family was developed through the acquisition of BoneTone and the addition of their innovative intelligent voice enhancement.

With our in-house innovations and acquired intellectual property, we are now able to bring additional value to our existing market verticals and address new market verticals, including markets for office phones, mobile devices and headsets, thus expanding our market opportunities.

Target Markets and DSP Group Products

Our work in the field of wireless residential and business technologies, as well as our prior acquisitions, have yielded various synergistic product families. As further discussed below, the acquisition of the CIPT Business significantly enhanced our product portfolio, especially in the cordless telephony and VoIP areas, whereas the acquisition of BoneTone enhanced our offerings in the cellular telephony, headsets and portable devices areas.

In response to market trends, we are concentrating our development efforts on new products, also referred to as next generation products, and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. Our next generation products include three main groups of products: (i) DECT/CAT-iq ICs targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and address the newly evolving market of smart home phones and home automation applications; (ii) VoIP products for enterprise, home and SoHo; and (iii) products for the mobile market in the form of fixed-mobile convergence solutions, headsets (Bluetooth, DECT, wired and gaming) and products targeted for mobile devices that incorporate our HDClear product family.

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

1.7GHz -1.9GHz DECT—used in Europe, U.S. (DECT6.0), Korea, Japan and Latin America;

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

The XceedR DCE chipset family is a mature and field-proven family of integrated digital baseband processor RF chipsets. The chipset is used to develop fully integrated cordless telephone systems, digital answering machines, digital voice recorders (DVRs), digital baby monitors, and other low-to-mid-range audio applications. Including the industry’s most advanced digital cordless solutions, the XceedR DCE family maintains multi-line, multi-handset and digital answering machine capabilities, while supporting various RF protocols such as DECT (1.7GHz-1.9GHz), FHSS DECT 2.4GHz, EDCT 2.4GHz and 5.8GHz. Integration of the TeakLite™ RISC DSP core into the DE56 and DCE58 baseband chip enables software implementation of a variety of voice coders, and provides a flexible platform for developing a wide range of solutions. With its DSP-based architecture, the chipset enables cost-effective incorporation of the most advanced audio and telephony features.

The XceedR DCX chipset family is the next step in flexibility and performance for digital cordless applications. Combining state-of-the-art RF and ARM9 baseband functions in a single package with a rich set of telephony features and advanced audio-processing capabilities, the DCX provides the best cost-performance solution for mid-to-high-range DECT/DECT6.0/CAT-iq and WDCT cordless applications, home gateway applications and fixed mobile convergence applications.

In 2012, we launched DCX81 SoC featuring advanced QSPI Flash architecture and 208MHz ARM926 core targeted solution for digital cordless telephony and cordless products.

In 2012, we also taped-out DHX91, a DECT ULE SoC targeting home automation and security applications.

Supporting all RF bands and comprised of Flash-based chips and a full set of ROM-based products with various memory configurations, the XceedR DCX chipset family offers a total integrated solution that includes a digital baseband controller, analog interface, RF transceiver and power amplifier.

Products Targeted for Multimedia Connected Screens

To capitalize on the increasing convergence of voice, data, audio and video, we offer the XpandR family of multimedia chipset solutions. XpandR is a system-on-a-chip (SoC) solution based on dual-core and integrating application processors, Wi-Fi and DECT baseband and comprehensive multimedia peripherals, along with companion analog front-end and power management units as well as Wi-Fi and cordless RF chips, to enable the development of always-on, portable, connected multimedia products.

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

In 2008 and 2009, we introduced XpandR-I and XpandR-II—the first and second members of the XpandR product family. The XpandR-II chipset has been designed by several vendors into enhanced products such as Wi-Fi handsets, Internet radios and Android cordless multimedia phones.

XpandR-III—In 2011, we taped-out XpandR-III, our third generation XpandR processor. XpandR-III is a state-of-the-art system-on-a-chip that features two application processing cores, ARM Cortex A8 and ARM9, an advanced low-power media system that integrates smart acceleration engines for HD video decode and encode, 2D/3D Graphics Processing Unit (GPU), as well as a dedicated security controller and Wi-Fi 802.11n that will complement a full offering for converged voice, data, audio and video processor. XpandR-III has a wide range of interfaces, including display up HD resolution and dual camera sensors. Target applications include smart home telephony, video telephony, home security, media/streaming set-top box and portable multimedia.

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

In 2012, we taped-out a new VoIP SoC DVF99xx. Built with two ARM926EJ-S™ cores, this new VoIP SoC provides combined processing speed of 1.1 GHz, and is designed to support IP phone processing needs—from basic single-line IP phones to high-end multi-line gigabit Ethernet IP phones with large color display and advanced GUI. The DVF99 also integrates multiple hardware accelerators, including a hardware security engine which enables a new class of secure IP phones, an LCD controller, a 2D graphics engine, a high-speed USB 2.0 port, DDR3 memory and minimal power consumption during low-usage periods. This product was designed to meet the needs of the enterprise IP telephony market.

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

Products Targeted for Mobile Phones, Fixed-Line Phones and Headsets (Bluetooth, DECT, Wired and Gaming)

As a result of the acquisition of BoneTone, we enhanced our product portfolio with technology of intelligent voice enhancement and noise elimination. This technology supports two solutions: HDClear and HDMobileSurround™ which are offered as part of the XsoundR product line.

HDClear-based solution offers mobile voice quality and intelligibility, while completely removing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improves the user experience for speech-enabled applications like virtual assistants, voice search, and speech-to-text on mobile devices, tablets and other consumer devices.

HDMobileSurround™ solution provides true 5.1 surround true sound on the go. As a result, users of tablets, smartphones and other mobile devices can enjoy either HD movies with a true sense of sound, or gaming with natural surround sound.

XsoundR enables a new experience for mobile users. Our HDClear technology fully removes background noise for far-end users, while maintaining privacy for near-end speakers. As such, our XsoundR mobile chipset offerings enable high voice quality and intelligibility for calls made in the noisiest environments. The solutions are anchored by the DBM family – DBMD11 (BTHD100) and DBMD12, mixed-signal DSP-based processor for voice communication applications. They also feature a superior background noise cancellation algorithm, on-chip ADC, and diverse digital interfaces for seamless integration into current dense mobile device systems. Offered in a low-power, small footprint package, XsoundR is the ultimate noise-cancellation chip solution for mobile phones, Bluetooth and DECT wireless headsets, wired headsets and fixed-line phones.

In 2012, we taped-out a new DBMD2, one of the most efficient voice enhancement processors in the market, in our belief. It is measured just 3.0 x 3.0 x 0.65mm. Offered with a 36-pin BGA and 0.4mm ball pitch, DBMD2 embeds a programmable 32-bit DSP, incorporates advanced connectivity options, including four TDM/I2S ports and SLIMbus, and equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption.

DBMD2 enables mobile OEMs to offload voice and audio tasks from mobile device CPUs, in addition to running HDClear to enhance ASR accuracy. OEMs can leverage DBMD2’s open and flexible architecture to differentiate their products by utilizing the free DSP MIPS headroom and memory to run their own or third party voice/audio enhancement software for pre- and post-processing.

Customers

We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market. In 2012, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our customer list now includes additional major brand names and direct OEMs and ODMs worldwide. The major consumer electronics manufacturers and brands that have incorporated our ICs into their products include: Accton, AEG, Alcatel, AT&T, Audioline, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, China Telecom, Cisco, Cybertan, Grandstream, Deutsche Telekom, Doro, France Telecom, Freebox, Giant, Gaoxinqi, Gemtek, Global China Technologies, Grandstream, Hagenuk, Huawei, Intelbras, JXE, Korea Telecom, KPN, LG Electronics, Matsushita, Motorola, Moimstone, NEC, NTT, OnReal, Ooma, Panasonic, Philips, Pioneer, Plantronics, Sagemcom, Samsung, Sanyo, SGW, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Topcom, Uniden, Unihan, Urmet, Turkcell, Verizon, VTech, WNC, Xingtel, Yamaha, Yealink and ZTE.

International Sales and Operations

Export sales accounted for 99% of our total revenues for 2012, 2011 and 2010. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 16 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2012, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

In addition, a portion of our expenses in Europe is paid in Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries and lease and operational payments on our European facilities. As a result, an increase in the value of the Euro in comparison to the U.S. dollar also could increase the cost of our technology development, research and development expenses and general and administrative expenses.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong, China;

Nierenberg, Germany; San Jose, California; Tokyo, Japan; Herzelia Pituach, Israel and Edinburgh, Scotland, pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives. Revenues derived from sales through our Japanese distributor, Tomen Electronics, represented 21% of our total revenues for 2012, 19% for 2011 and 25% for 2010. We also derive a significant amount of revenues from a limited number of customers. Sales to VTech represented 35% of our total revenues for 2012, 33% for 2011 and 31% for 2010. Sales to Panasonic through Tomen Electronics represented approximately 15%, 13% and 16% of our revenues for 2012, 2011 and 2010, respectively. Sales to Uniden represented 11%, 10% and 9% of our total revenues for 2012, 2011 and 2010, respectively. Sales to CCT Telecom represented 8%, 11% and 10% of our total revenues for 2012, 2011 and 2010, respectively. The loss of any of our significant customers or distributors could harm our business, financial condition and results of operations. In addition, our customers and distributors are not subject to minimum purchase requirements and can cease making purchases of our products at any time.

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

Manufacturing and Design Methodology

We contract product wafer fabrication services from TSMC, TriQuint and IBM. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our products. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Moreover, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products. The services under the agreement are provided by NXP on a purchase order basis and will expire by December 31, 2014. The agreement sets forth specified capacity guarantees by NXP, logistics for our provision of production schedules, penalties for late/non delivery by NXP for specified products, our purchase obligations and various technical specifications for the manufacturing services. Products from the CIPT Business that are still manufactured by NXP currently do not represent a substantial portion of our total revenues. However, our business could be still harmed if NXP, or third parties NXP has contracted, fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, and assembly and testing capacities to meet our needs for the CIPT Business products.

We use independent subcontractors located in Asia, to assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at ASE, ASEN, KYEC, SPIL and Giga Solutions.

Furthermore, our Digital Cordless products require an external component in the finished product, which is supplied by a third party, to provide flash memory. Temporary fluctuations in the pricing and availability of this component could negatively impact sales of our Digital Cordless products, which could in turn harm our business, financial condition and results of operations.

Competition

The principal competitive factors in the cordless telephony market include price, performance, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Lantiq and Dialog Semiconductors, and we have also noted efforts by Beken, a Chinese supplier of basebands for analog cordless phones, to penetrate the DECT market.

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

Similar principal competitive factors affect the Home Automation (DECT ULE) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors are developers of different wireless home automation technologies, including Analog, Z-wave and Zigbee. Among those, the major competition in digital home automation is Zigbee and the principal competitors are Freescale, NXP, Texas Instruments and Silicon Lab.

Similar principal competitive factors affect the mobile audio noise reduction market. An additional competitive factor relating to this market is that we are a newcomer to this market and this market already has a number of dominant, well-established companies with significant existing market shares. Nonetheless, we believe that we are competitive in this market with HDClear’s outstanding performance. Competitors in this market include Audience and Cirrus Logic and developers of noise cancellation software running on mobile phones.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. We were able to partially offset price reductions which occurred during 2012 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

In future periods, due to various new developments in the residential telephony and mobile markets, we intend to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than we do.

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes from mobile telephony, including emerging dual-mode mobile Wi Fi phones, and other innovative applications, such as Skype and iChat. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2012, we had a staff of 190 research and development personnel, of which 142 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent approximately $42.5 million in 2012, $53.2 million in 2011 and $55.6 million in 2010 on research and development activities.

As noted above, due to various new developments in the home residential market, including the rapid deployment of new communication access methods and the rise of alternative technologies in lieu of fixed-line telephony, we are expanding our current product lines and develop products and services targeted at wider markets, including the intensively competitive mobile device market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

As of December 31, 2012, we have been granted a total of 168 patents and 98 patents are pending.

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

We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful.

The technology industry is subject to frequent litigation regarding patent and other intellectual property rights. While claims involving any material patent or other intellectual property rights have not been brought against us to date, we cannot provide assurance that third parties will not assert claims against us or our customers with respect to existing or future products, or that we will not need to assert claims against third parties to protect our proprietary technology. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. We have received claims that our products infringe upon the proprietary rights of such patent holding companies. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the claim has any merit and notwithstanding that the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

We have trademark registration for the following marks in the United States: DSP Group, TRUESPEECH and XpandR. We also are in the process of registering the HDClear and HDMobileSurround marks in the United States.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis and in a cost-effective manner will be more important in maintaining our competitive position than the protection of our intellectual property. In addition, we believe that due to rapid technological changes in residential telephony, computer telephony and personal computer markets, patents and trade secret protection are important but must be supported by other factors, including expanding the knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure that these measures will be successful.

Backlog

At December 31, 2012, our backlog was approximately $32.7 million, compared to approximately $36.7 million and $43.8 million at December 31, 2011 and 2010, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2012, we had 317 employees, including 186 in research and development, 60 in marketing and sales and 71 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for 2012. Specifically, sales of our DECT, 2.4GHz, and CoIP products comprised 94% of our total revenues for 2012, 2011 and 2010. Revenues from our DECT products represented 82% of our total revenues 2012, 82% of our total revenues 2011 and 78% for 2010. Revenues from our 2.4 GHz products represented 7% of our total revenues for 2012, 9% for 2011 and 13% for 2010.

Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations. The digital cordless telephony market is extremely competitive and is facing intense pricing pressures, and we expect that competition and pricing pressures may increase. Our existing and potential competitors in this market include large and emerging domestic and foreign companies, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. It is possible that we may one day be unable to respond to increased pricing competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability to compete would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

In addition, to general market competitiveness, the digital cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which reduces our revenues derived from, and unit sales of, cordless telephony products. Macro-economic trends in the consumer electronics industry may adversely impact our future revenues.

Furthermore, the decline in fixed line telephony together with the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity will decrease sales of products using fixed-line telephony. Our business also may be affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony, and the continued decline in fixed-line telephony would reduce our revenues derived from, and unit sales of, our digital cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers—VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 68% of our total revenues for 2012, 67% for 2011 and 66% for 2010. Sales to VTech represented 35% of our total revenues for 2012, 33% for 2011 and 31% for 2010. Sales to Panasonic through our distributor represented 15% of our total revenues for 2012, 13% for 2011, and 16% for 2010. Sales to Uniden represented 11% of our total revenues for 2012, 10% for 2011 and 9% for 2010. Sales to CCT Telecom represented 8% of our total revenues for 2012, 11% for 2011 and 10% for 2010. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market, which is an intensively competitive market with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear product family, a comprehensive voice enhancement and noise cancellation product targeted for mobile devices. Although a number of potential customers have expressed interest, we do not currently have any design wins for this product family, which is the initial step to incorporating OEM design wins, and we cannot assure that we will be successful in doing so. Even if we achieve design wins, the design-in process is labor intensive, long and often delayed. Therefore, the period from design-in to revenue generation may be long, and during the interim period, we would be expending significant time and resources through our sales and development cycles, potentially without achieving any economic return. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our competitors include Audience and Cirrus Logic. We also face competition from smaller, privately held companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. This is especially the case for our HDClear product family. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 21% of our total revenues for 2012, 19% for 2011 and 25% for 2010. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% of our total revenues for 2012, 13% for 2011 and 16% for 2010. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers. The fourth quarter in any given year is usually the strongest quarter for sales by our OEM customers in the consumer markets, and thus, our third quarter in any given year is usually the strongest quarter for revenues as our OEM customers request increased shipments of our products in anticipation of the increased activity in the fourth quarter. By contrast, the first quarter in any given year is usually the weakest quarter for us. However, the magnitude of this trend varies annually and is affected by macro-economic trends. For example, due to the slowdown in demand for consumer electronics products in 2012, particularly cordless telephony products, our revenues for 2012 were weaker than 2011.

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

Moreover, we believe there are significant pressures in the supply chain as a result principally of the uncertainty relating to the sustainability of the global economic recovery, which has negatively affected the consumer electronics industry. The pressures in the supply chain make it very difficult for us to increase or even maintain our product pricing, which could further adversely affects our gross margins.

In addition to the continued decline in the average selling prices of our products, our gross profit may decrease in the future due to other factors, including the roll-out of new products in any given period and the penetration of new markets which may require us to sell products at a lower margin, our failure to introduce new engineering processes and mix of products sold.

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products, such as our 2.4GHz products. The DECT product line represented 82% of our total revenues for 2012. Therefore, increased sales of our DECT products could lower our gross margins.

Furthermore, increases in the price of silicon wafers, testing costs and commodities such as gold and oil, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs which could further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as “over-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

There are several emerging market trends that may challenge our ability to continue to grow our business.

New technological developments in the home connectivity market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless fixed-line telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions targeted at wider markets, including the intensively competitive mobile devices market. We cannot assure that we will succeed in expanding our product lines or portfolio of “system-on-a-chip” solutions, or that they would receive market acceptance.

Furthermore, there is a growing threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes from mobile telephony, including emerging dual-mode mobile Wi Fi phones and other innovative applications, such as Skype and iChat. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

Our future business growth depends on the growth in demand for mobile devices with improved sound quality.

Our HDClear product family is designed to enhance the sound quality and eliminate background voices for mobile device users. OEMs and ODMs may decide that the costs of improving sound quality outweigh the benefits which could limit demand for our HDClear product family. Moreover, users may also be satisfied with existing sound quality or blame poor quality on their phone carriers. The market that we are targeting is evolving rapidly and is technologically challenging. New mobile devices with different components or software may be introduced that provide the same functionality as HDClear product family. Alternatively, wireless network technology may be improved to serve the same functionality. Our future business growth will depend on the growth of this market and our ability to adapt to technological changes, user preferences and OEM demands. Our business could be materially adversely affected if we fail to do so.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2012, 2011 and 2010. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products, especially our HDClear product family. We are exploring opportunities to expand sales of our products in China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, due to the cyclical nature of manufacturing capacity issues, the increasing cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors, many North American, European and Japanese OEMs are moving their manufacturing sites to Asia. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. Our future growth is dependent on market acceptance and penetration of our new products, especially our HDClear product family, for which we can provide no assurances. Our revenue growth is also dependent on the successful deployment of our new VoIP products. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, demand for higher levels of integration, growing competition and new product introductions. This is especially the case for the mobile device market. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations.

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

As part of the Acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement (“MSCA”), as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to the CIPT Business products. The services under the MSCA were to be provided by NXP at agreed upon prices initially for up to seven years following the closing of the acquisition and will expire by the end of 2014. Our business could be harmed if NXP, or third parties NXP has contracted, fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry, and assembly and testing capacities to meet our needs for the CIPT Business products.

Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

During the global downturn that started in the second half of 2008 and continued throughout 2009, general worldwide economic conditions significantly deteriorated. This downturn resulted in decreased consumer confidence and spending, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns among business. Notwithstanding improvements in business conditions since the second half of 2009, sustainability of the global economic recovery is uncertain, which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.

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

Because the manufacturing of our products is complex, the foundries on which we depend may not achieve the necessary yields or product reliability that our business requires.

The manufacturing of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability. If the foundries we currently use do not achieve the necessary yields or product reliability, our ability to fulfill our customers’ needs could suffer. This could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel, change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers – generally consumer electronics retailers. Furthermore, based on discussions with our customers, we understand that our customers also have less visibility into their product demands. A decrease in the consumer electronics retailers’ demand or a build-up of their inventory, both of which are out of the control of our customers and us, may cause a cancellation, change or deferral of purchase orders on short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. Based on these trends, our customers are reluctant to place orders with normal lead times, and we are seeing a shift to shorter lead-times and rush orders. However, we place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

As a result of the acquisition of the CIPT business, we now maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

We are dependent on a small number of OEM customers, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

We sell our products to a limited number of OEM customers directly or through a network of distributors. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Asia, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Asia are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM customer may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

The possible emerging trend of our OEM customers outsourcing their production may cause our revenue to decline.

We believe there may be an emerging trend of our OEM customers outsourcing their production to third parties. We have invested substantial resources to build relationships with our OEM customers. However the outsourcing companies whom our OEM customers may choose to outsource production may not have prior business relationship with us or may instead have prior or ongoing relationships with our competitors. The emergence of this trend may require us to expend substantial additional resources to build relationships with these outsourcing companies, which would increase our operating expenses. Even if we do expend such resources, there are no assurances that these outsourcing companies will choose to incorporate our chipsets rather than our competitors’. Our inability to retain an OEM customer once such customer chooses to outsource production could have a material adverse effect on our future revenue.

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

If it appears necessary or desirable, we may try to obtain licenses for those patents or intellectual property rights that we are allegedly infringing. Although holders of these types of intellectual property rights commonly offer these licenses, we cannot assure that licenses will be offered or that the terms of any offered licenses will be acceptable to us. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities, suspend the manufacturing of products utilizing the technology or damage the relationship with our customers. Alternatively, we could be required to expend significant resources to develop non-infringing technology. We cannot assure that we would be successful in developing non-infringing technology. The occurrence of any of these events could harm our business, financial condition or results of operations.

Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business.

Our principal facilities are located in the State of Israel and, as a result, at December 31, 2012, 215 of our 317 employees were located in Israel, including 142 out of 186 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (25% for 2013) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.

We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. We cannot assure that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets. Further, once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

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

Our success and ability to compete is in part dependent upon our internally-developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants. In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed. However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others. Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary. Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure that we will be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Because our products are complex, the detection of errors in our products may be delayed, and if we deliver products with defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

Our products are complex and may contain errors, defects and bugs when introduced. If we deliver products with material errors, defects or bugs, our credibility and the market acceptance and sales of our products could be significantly harmed. Furthermore, the nature of our products may also delay the detection of any such error or defect. If our products contain material errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate these problems. This could result in the diversion of technical and other resources from our other development efforts. Any actual or perceived problems or delays may also adversely affect our ability to attract or retain customers. Furthermore, the existence of any defects, errors or failures in our products could lead to product liability claims or lawsuits against us or against our customers. We generally provide our customers with a standard warranty for our products, generally lasting one year from the date of purchase. Although we attempt to limit our liability for product defects to product replacements, we may not be successful, and customers may sue us or claim liability for the defective products. A successful product liability claim could result in substantial cost and divert management’s attention and resources, which would have a negative impact on our financial condition and results of operations.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the Acquisition, we currently have operations in Germany, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intracompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intracompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intracompany transactions and the various tax regimes, we cannot assure that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% of our total revenues for 2012, 2011 and 2010. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

As discussed above, various new developments in the home residential market may require us to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. The expenditure of greater resources to expand our current product lines and develop a portfolio of “system-on-a-chip” solutions that integrate video, voice, data and communication technologies in a wider multimedia market may increase our operating expenses and reduce our gross profit. We cannot assure that we will succeed in developing and introducing new products that are responsive to market demands.

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

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. This requires us to expend greater research and development resources, and may require us to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our products, this effort may not continue to be successful. Also, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure that our foundries will be able to effectively manage the transition. In case our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

The anti-takeover provisions in our certificate of incorporation and bylaws, as well as our rights plan, could prevent or discourage a third party from acquiring us.

Our certificate of incorporation and bylaws contain provisions that may prevent or discourage a third party from acquiring us, even if the acquisition would be beneficial to our stockholders. We have a staggered board, which means it will generally take two years to change the composition of our board. Our board of directors also has the authority to fix the rights and preferences of shares of our preferred stock and to issue such shares without a stockholder vote. Our bylaws also place limitations on the authority to call a special meeting of stockholders. Our stockholders may take action only at a meeting of stockholders and not by written consent. We have advance notice procedures for stockholders desiring to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders. In addition, these factors may also adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock.

Our business could be negatively affected as a result of a proxy fight and the actions of activist stockholders.

Starboard Value and Opportunity Master Fund Ltd (collectively “Starboard”) has nominated candidates for each director position to be elected at our 2013 annual meeting of stockholders. Starboard is an activist stockholder that has engaged in numerous proxy contests. In April 2012, to avoid a proxy contest with Starboard at the 2012 annual meeting, we entered into an agreement with Starboard pursuant to which two directors selected by Starboard, Thomas Lacey and Kenneth Traub (the “Starboard Nominees”), were named to our board of directors. Each of the Starboard Nominees has been named at Starboard’s insistence to boards of other public companies in which Starboard has acquired a stake. In connection with its decision to nominate candidates for election at the upcoming 2013 annual meeting, that would result in a majority of the board being directors hand-picked by Starboard, Starboard has advised our CEO and the chairman of our board that it is dissatisfied because during the past year DSP Group has not been sold as requested by Starboard. If Starboard is successful in a proxy contest at our 2013 annual meeting, and a majority of our directors are persons selected by Starboard, we believe that would subject DSP Group to undue influence and control by Starboard, which we believe would seek to pursue policies contrary to the best interests of DSP Group and all of its stockholders, and that it would adversely affect our ability to effectively and timely implement strategic plans that we believe are in the best interests of DSP Group and its stockholders.

Our efforts to convince Starboard not to engage in a proxy contest have been unsuccessful to date. If a proxy contest occurs litigation could ensue, including over statements made by us concerning the Starboard Nominees. In connection or as a result of such a contest, litigation and related matters, our business, business prospects and results of operations and financial condition could be subject to a material adverse effect, including because: (i) responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our management and employees; (ii) perceived uncertainties as to our future direction may result in the loss of existing customers and potential business opportunities, and (iii) it may make it more difficult for us to attract and retain qualified personnel and business partners. A proxy contest could also cause our stock price to experience periods of volatility.

In connection with these matters, you should know that, despite having been selected by Starboard to serve on our board, and the board of other companies, the Starboard Nominees have claimed that they are entirely independent and have said that our statements about Starboard and the wisdom of allowing Starboard nominees to constitute a majority of our board have included false and misleading statements about the two Starboard Nominees, particularly in relation to their independence. The majority of our board of directors respectfully disagrees. The Starboard Nominees have also refused to sign our Annual Report on Form 10-K for the year ended December 31, 2012 as they claim that disclosure in this risk factor is inaccurate, a claim which the other directors of the company disagree.

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

Our principal offices in the United States are located in San Jose, California, where we lease approximately 3,800 square feet under a lease that expires in February 2014. Portions of our U.S. operations are located in leased facilities in El Dorado Hills, California under a lease that expires in March 2015. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 45,359 square feet located in Herzelia Pituach, Israel. These facilities are leased through November 2018. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2014. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2015. Our subsidiary in Scotland has lease agreements for its facilities with automatic renewals on a month-to-month basis. Our subsidiary in India has sublease agreements with NXP for its facilities that terminate in March 2017. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2013. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2011	High	Low
First Quarter	8.57	7.06
Second Quarter	9.24	7.52
Third Quarter	8.81	5.86
Fourth Quarter	6.75	5.12

Year Ended December 31, 2012	High	Low
First Quarter	6.79	4.85
Second Quarter	6.95	5.77
Third Quarter	6.40	5.36
Fourth Quarter	6.02	5.05

As of March 4, 2013, there were 21,916,855 shares of common stock outstanding. As of March 11, 2013, the company had approximately 37 holders of record and approximately 2,717 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 10, 2013. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of 2012, we repurchased 100,840 shares of our common stock at an average price of $5.44 per share for approximately $548,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)(1)
Month #1 (October 1, 2012 to October 31, 2012)	50,256	$5.42	50,256	358,333
Month #2 (November 1, 2012 to November 30, 2012)	12,800	$5.46	12,800	345,536
Month #3 (December 1, 2012 to December 31, 2012)	37,784	$5.46	37,784	307,749	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of December 31, 2012.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to two million shares. In July 2011, our Board of Directors authorized an increase in our share repurchase program by an additional one million shares of common stock.

At December 31, 2012, 307,749 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions as well as through entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has no set expiration or termination date.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 10, 2013. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2007 and ends on December 31, 2012, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2007, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2012, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$162,790	$193,861	$225,482	$212,186	$305,800
Cost of revenues	101,660	123,734	137,571	133,590	191,811

Gross profit	61,130	70,127	87,911	78,596	113,989
Operating expenses
Research and development, net	42,539	53,244	55,588	56,148	73,856
General, administrative, sales and marketing	24,875	29,417	31,561	33,117	40,583
Amortization of intangible assets	2,310	7,972	9,975	12,258	22,853
Impairment of goodwill and other intangible assets	—	—	—	—	181,534
Restructuring cost (income)	2,008	(170)	463	—	1,870

Total operating expenses	71,732	90,463	97,587	101,523	320,696

Operating loss	(10,602)	(20,336)	(9,676)	(22,927)	(206,707)
Financial and other income
Financial income, net	2,388	1,885	1,468	2,857	160
Other income from remeasurement of investment in a business Combination	—	1,343	—	—	—

Loss before taxes	(8,214)	(17,108)	(8,208)	(20,070)	(206,547)
Taxes on income (benefit)	(172)	(866)	(783)	(11,634)	5,847

Net loss	$(8,042)	$(16,242)	$(7,425)	$(8,436)	$(212,394)

Weighted average number of Common Stock outstanding during the period used to compute basic net earnings per share	21,950	23,247	23,229	23,655	28,387
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings per share	21,950	23,247	23,229	23,655	28,387
Basic net loss per share	$(0.37)	$(0.70)	$(0.32)	$(0.36)	$(7.48)
Diluted net loss per share	$(0.37)	$(0.70)	$(0.32)	$(0.36)	$(7.48)
Balance Sheet Data:
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$120,339	$117,909	$139,761	$123,065	$121,501
Working capital	$49,102	$60,010	$72,073	$68,013	$92,359
Total assets	$185,182	$197,625	$222,555	$219,769	$249,254
Total stockholders’ equity	$142,227	$148,624	$167,103	$165,489	$178,627

	Year Ended December 31,
Fiscal Years by Quarter	2012				2011
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$38,429	$36,666	$44,191	$43,504	$38,195	$48,373	$58,517	$48,776
Gross profit	$14,739	$13,902	$16,511	$15,978	$13,628	$17,520	$21,751	$17,228
Other income from remeasurement of investment in a business Combination	—	—	—	—	$1,343	—	—	—
Net loss	$(141)	$(2,415)	$(2,224)	$(3,262)	$(4,823)	$(4,814)	$(2,041)	$(4,564)
Net loss per share— Basic	$(0.01)	$(0.11)	$(0.10)	$(0.14)	$(0.21)	$(0.21)	$(0.09)	$(0.19)
Net loss per share— Diluted	$(0.01)	$(0.11)	$(0.10)	$(0.14)	$(0.21)	$(0.21)	$(0.09)	$(0.19)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for 2012.

Our revenues were $162.8 million for 2012, a decrease of 16.0% in comparison to 2011, mainly due to a decrease in sales, and reduction in average selling prices, of our cordless telephony products. Sales of our DECT 6.0 products for the U.S. market decreased from $75.4 million for 2011 to $69.1 million for 2012. Sales of our DECT products for the European market decreased from $79.3 million for 2011 to $56.7 million for 2012. Revenues derived from the sale of DECT products represented 82% of our total revenues for both 2012 and 2011. Our gross margin increased to 37.6% of our total revenues for 2012 from 36.2% for 2011, primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products, and (iv) a reduction in manufacturing and other related operational expenses such as boards, materials and subcontractors.

Our operating loss decreased to $10.6 million for 2012, as compared to $20.3 million for 2011. The decrease in operating losses for 2012 was mainly as a result of a decrease in operating expenses in all expense categories in 2012 as compared to 2011, offset to some extent by a decrease in total revenues during 2012 as compared to 2011. Our operating expenses decreased by 20.7% to $71.7 million for 2012, as compared to $90.5 million for 2011. In addition, we implemented two cost reduction programs during 2012, and expect the programs to result in an additional decrease in operating expenses for 2013.

Notwithstanding our success in reducing our operating expenses, revenues derived from our cordless products are continuing to decline. This is primarily due to the lack of growth of the cordless telephony market, as well as continuing decline in the average selling prices of all of our cordless products. The cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will likely continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the declining revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We recently unveiled our revolutionary HDClear solution, a comprehensive voice enhancement product for mobile devices. Incorporating proprietary noise cancellation algorithms, HDClear improves user experience and delivers high voice quality and call intelligibility. This technology will enable people to use their cell phones for conversation in virtually any condition, whether in a car, on a train or in other noisy surroundings. HDClear will also facilitate the use of speech recognition and voice commands by eliminating background noise.

In addition, we are concentrating our development efforts on other next generation products. Our next generation products also include: (i) DECT/CAT-iq integrated circuits targeted for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and can also address home automation applications, as well as fixed-mobile convergence solutions, which products are included in our home segment; and (ii) VoIP products for enterprise which products are included in our office segment. We hope to leverage our strong technology base and customer relationships with our next generate products to maximize growth and revenue opportunities.

We are seeing evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our next generation products. Commercial shipments for some products have begun with more shipments to occur during 2013. Aggregate revenues derived from our next generate products were 11.9%, 10.3% and 7.1% of our total revenues for 2012, 2011 and 2010, respectively. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annualized revenues generated from our next generation products to increase significantly in 2013 as compared to 2012.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not achieved a design win for our HDClear product for mobile devices. Furthermore, although next generation products targeted at the convergence of voice and data connectivity, enterprise VoIP solutions and mobile device market are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of next-generation productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

Nonetheless, we remain focused on generating non-GAAP operating income for 2013, and continue to closely monitor market trends. As a result of our cost cutting measures implemented during 2012, we anticipate a significant decrease in our operating expenses for 2013, as compared to 2012.

As of December 31, 2012, our principal source of liquidity consisted of cash and cash equivalents of $21.7 million and marketable securities and short term deposits of $98.5 million, totaling $120.2 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2012.

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

According to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, “Income Taxes,” the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill :

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combination. The goodwill on our consolidated balance sheet is a result of our acquisition of BoneTone. Goodwill and the identifiable intangible assets included on our consolidated balance sheet are current customer relations, acquired from NXP in the Acquisition and in-process R&D and non-competition agreement acquired in the BoneTone acquisition.

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

	We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	If management’s estimates or related assumptions change in the future, we may be required to record impairment charges for our intangible assets.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

Contingencies and Other Accrued Expenses:

We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.

	A determination of the amount of reserve required, if any, for any contingencies and accruals is made after careful analysis of each individual issue. The required reserve may change due to future developments, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net losses.	If actual results are not consistent with management’s assumptions and judgments, we may be exposed to gains or losses that could be material.

Inventory Write-Off:

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of write-off and inventory loss reserve. We have not made any changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past four fiscal years.

	Our write-off represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of inventory based upon our assumptions regarding forecasted consumer demand, the promotional environment, inventory aging and technological obsolescence.	If management’s estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established write-off that could be material.

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

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

Business Combination:

In December 2011, we exercised our option to acquire the remaining 70% equity interest our, on a fully diluted basis, in BoneTone for a purchase price of $8.6 million. The acquisition was recorded in accordance with ASC 805, “Business Combination Accounting.” We have allocated the purchase price of BoneTone to tangible and acquisition-related intangible assets acquired and liabilities assumed based on their estimated fair values.

	Management makes estimates of fair value using reasonable assumptions based on historical experience and information obtained from the BoneTone management in order to allocate the purchase price to the tangible and intangible assets.	The valuation requires significant estimates and assumptions, especially with respect to acquisition-related intangible assets. Although management believes that their estimates and judgments about the business combination are reasonable, actual results could differ.

Results of Operations:

Total Revenues.    Our total revenues were $162.8 million for 2012, $193.9 million for 2011 and $225.5 million for 2010. The decrease of 16% in revenues for 2012 as compared to 2011 and the decrease of 14% in revenues for 2011 as compared to 2010 were both primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of DECT products were $133.9 million, $159.4 million and $176.8 million for the years ended 2012, 2011 and 2010, respectively, representing approximately 82%, 82% and 78% of our total revenues for 2012, 2011 and 2010, respectively. The decrease of 16% in absolute dollars of DECT sales in 2012 as compared to 2011 and the decrease of 10% in absolute dollars of DECT sales in 2011 as compared to 2010 were mainly attributable to a decline in market demands and the decrease in average selling prices of our products. In addition, sales of our DECT 6.0 products for the U.S. end market were $69.1 million, $75.4 million and $84.2 million for 2012, 2011 and 2010, respectively, representing 42%, 39% and 37% of our total revenues for 2012, 2011 and 2010, respectively. Sales of our DECT products for the European market decreased from $84.2 million in 2010 to $79.3 million for 2011 and to $56.7 million for 2012.

Sales of 2.4GHz products were $12.1 million, $18.3 million and $29.3 million for 2012, 2011 and 2010, respectively, representing 7%, 9% and 13% of our total revenues for 2012, 2011 and 2010, respectively. This represents a decrease of 34% in absolute dollars when comparing sales for 2012 to 2011, which resulted mainly from the decrease of sales of our 2.4 GHz products in the Japanese domestic and the U.S. markets. When comparing 2.4 GHz sales for 2011 to 2010, there was a decrease of 38% in absolute dollars which resulted mainly from the decrease of sales of our 2.4 GHz products in the Japanese domestic market.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$2,028	$1,836	$1,423
Hong Kong	84,736	100,894	112,319
Japan	51,033	57,260	76,986
Europe	7,429	9,180	13,043
Korea	1,968	5,909	8,081
China	6,270	8,577	6,807
Taiwan	6,496	7,225	3,208
Other	2,830	2,980	3,615

Total revenues	$162,790	$193,861	$225,482

Sales to our customers in Hong Kong decreased for 2012 as compared to the same period of 2011, representing a decrease of 16% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to Vtech Holding Ltd. (“Vtech”) of 10% when comparing 2012 to 2011 and a decrease in sales to CCT Telecom Holdings Ltd. of 40% when comparing 2012 to 2011. Sales to our customers in Japan decreased for 2012 as compared to the same period of 2011, representing a decrease of 11% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 7% decrease in absolute dollars for 2012 as compared to 2011, (ii) a decrease in sales to the Japanese domestic market, representing a 15% decrease in absolute dollars for 2012 as compared to 2011, and (iii) a decrease in sales to the Uniden America Corporation (“Uniden”), representing a 14% decrease in absolute dollars for 2012, as compared to 2011. Sales to our customers in Hong Kong decreased for 2011 as compared to 2010, representing a decrease of 10% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted from the decrease in sales to all of our Hong Kong-based customers, including a decrease of 9% in sales to Vtech when comparing 2011 to 2010. Sales to our customers in Japan decreased for 2011 as compared to 2010, representing a decrease of 26% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic, representing a 28% decrease in absolute dollars for 2011, as compared to 2010, and (ii) a decrease in sales to the Japanese domestic market, representing a 41% decrease in absolute dollars for 2011, as compared to 2010.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products.

Significant Customers.    The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers of residential wireless products with significant market share in the U.S. market. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations.

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 35%, 33% and 31% of our total revenues for 2012, 2011 and 2010, respectively. Another significant customer of the company in Hong Kong is CCT Telecom, whose sales represented 8%, 11% and 10% of our total revenues for 2012, 2011 and 2010, respectively.

Revenues derived from sales through our largest distributor, Japan-based Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% of our total revenues for 2012, as compared to 19% for 2011 and 25% for 2010. Sales to Uniden America Corp. (“Uniden”) represented 11%, 10% and 9% of our total revenues for 2012, 2011 and 2010, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15%, 13% and 16% of our total revenues for 2012, 2011 and 2010, respectively.

Significant Products.    Revenues from our DECT products represented 82%, 82% and 78% of our total revenues for 2012, 2011 and 2010, respectively. Revenues from our 2.4GHz products represented 7%, 9% and 13% of our total revenues for 2012, 2011 and 2010, respectively. We believe that sales of DECT and 2.4GHz products will continue to represent a substantial percentage of our revenues for 2013. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT and 2.4GHz products, for the short and long term.

Gross Profit.    Gross profit as a percentage of revenues was 37.6% for 2012, 36.2% for 2011 and 39% for 2010. The increase in our gross profit for 2012 as compared to 2011 was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products, and (iv) a reduction in other operational expenses such as boards, materials, internal headcount and subcontractors. The decrease in our gross profit for 2011 as compared to 2010 was primarily due to (i) a decrease in overall revenues, (ii) a decrease in average selling prices of our products, (iii) an increase in certain production costs and related materials, such as gold, and (iv) income from a reversal of a reserve, during 2010, amounting to $2.5 million associated with a potential patent infringement claim that was determined to be no longer needed due to the expiration of the applicable statute of limitations. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. We cannot guarantee that our ongoing efforts in cost reduction and yield improvements will be successful or that they will keep pace with the anticipated continuing decline in average selling prices of our products. Steps we are taking include the implementation of cost improvement plans to reduce testing costs and offering our customers more cost effective products by, for example, replacing gold wiring with copper wiring. However, we can provide no assurance that any alternative solutions we provide to our customers will be acceptable to them or that these steps will help us offset the continued decrease in gross margins of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventories obsolesce and logistics personnel.

Operating Expenses.    Our operating expenses were $71.7 million for 2012, $90.5 million for 2011 and $97.6 million for 2010. The decrease in operating expenses for 2012 as compared to 2011 was primarily attributable to a decrease in research and development expenses in the amount of $10.7 million in 2012 as compared to 2011, which was attributed mainly to (x) the restructuring of our U.S. operations, implemented during the third quarter of 2011 which reduced our research and development expenses for 2012, (y) a decrease in projects-related expenses (mainly tape-out, materials, subcontractors and travel expenses), and (z) a decrease in labor and employee-related expenses, (in addition to the restructuring of our U.S. operations that was initiated during the third quarter of 2011). This decrease in labor and employee-related expenses for both comparable periods was mainly due to (a) a decrease in the number of employees, (b) the devaluation of the New Israeli Shekel (“NIS”) against the U.S. dollar, which decreased the Israeli employee labor expenses, and (c) the restructuring of our operations that was initiated during the second and the third quarters of 2012. Other factors that contributed to the decrease in our operating expenses are: (i) a decrease in general and administrative expenses such as legal and stockholders and investors relations expenses in the amount of $1.2 million in 2012 as compared to 2011, (ii) a decrease in sales commission paid in 2012 as compared to 2011 in the amount of $0.6 million due to a lower level of revenues subject to sales commissions, (iii) a decrease in equity-based compensation expenses in the amount of $1.2 million, and (iv) a decrease in the amortization cost for intangible assets related mostly to the CIPT Acquisition in the amount of $5.7 million. These decreases were offset to some extent by an increase in expenses in the amount of $2.2 million, which were related to the above mentioned restructuring plans executed in 2012. Our operating losses were $10.6 million for 2012, as compared to $20.3 million for 2011 and $9.7 million for 2010. The decrease in operating losses for 2012 as compared to 2011 was mainly due to an increase in gross margins and a decrease in operating expenses as noted above, offset to some extent by a decrease in revenues in 2012 as compared to 2011. The decrease in operating expenses for 2011 as compared to 2010 was primarily attributable to (i) a decrease in payroll and facilities expenses derived from the reorganization of our European operations and the closure of our Swiss operations in the amount of $3.6 million, (ii) a decrease in equity-based compensation expenses in the amount of $3.3 million, and (iii) a decrease in the amortization cost for intangible assets related to the CIPT Acquisition in the amount of $2.0 million. These decreases were offset to some extent by an increase in other general and administrative expenses, such as legal and stockholders and investors relations expenses. The increase in operating losses in 2011 as compared to 2010 was mainly as a result of a decrease in total revenues and gross margins during 2011 as compared to 2010, offset to some extent by a decrease in operating expenses in 2011 as compared to 2010.

Research and Development Expenses.    Our research and development expenses were $42.5 million for 2012, $53.2 million for 2011 and $55.6 million for 2010. The decrease for 2012 in research and development expenses, as compared to 2011, was mainly due to (i) the restructuring of our U.S. operations, which was implemented during the third quarter of 2011 and reduced our research and development expenses for 2012 as compared to 2011 in the amount of $2 million (ii) a decrease in projects-related expenses (mainly tape-out, materials, subcontractors and travel expenses) in the amount of $3.7 million, (iii) a decrease in equity-based compensation expenses in the amount of $0.3 million, and (iv) a decrease in labor and employee-related expenses in the amount of $3.1 million (in addition to the planned restructuring of our U.S. operations initiated during the third quarter of 2011). This decrease in labor and employee-related expenses for 2012 was mainly due to (x) a decrease in the number of employees, (y) the devaluation of the NIS against the U.S. dollar, which decreased our Israeli employee labor expenses, and (z) the restructuring of our operations that was initiated during the second and the third quarters of 2012, which are described in greater detail in Note 15 of the notes to our consolidated financial statements for the year ended December 31, 2012. In addition, during 2012, we recorded grants receivable in the amount of $0.4 million from the Office of Chief Scientist in Israel in support of one of our research and development projects, which also decreased our research and development expenses, in comparison to 2011.

The decrease for 2011 in research and development expenses, as compared to 2010, was mainly due to (i) a decrease in equity-based compensation expenses in the amount of $1.9 million, (ii) a decrease in the number of research and development employees and payroll related expenses in the amount of $1.9 million, and (iii) a decrease in subcontractor expenses in the amount of $0.8 million. The decrease in research and development expenses for 2011, as compared to 2010, was offset mainly by an increase in projects-related expenses, mainly tape-out expenses.

Our research and development expenses as a percentage of our total revenues were 26%, 27% and 25% for 2012, 2011 and 2010, respectively. The decrease in research and development expenses as a percentage of total revenues for 2012 as compared to 2011 was mainly due to a decrease in a research and development expenses in 2012 as compared to 2011, which was offset to some extent by a decrease in absolute dollars of our total revenues in 2012 as compared to 2011. The increase in research and development expenses as a percentage of total revenues for 2011 as compared to 2010 was mainly due to a decrease in absolute dollars of our total revenues for 2011 as compared to 2010.

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

Sales and Marketing Expenses.    Our sales and marketing expenses were $14.2 million for 2012, $16.5 million for 2011 and $17.2 million for 2010. The decrease in sales and marketing expenses between 2012 and 2011 was mainly attributed to (i) a decrease in the number of sales and marketing employees and labor expenses in the amount of $1 million, (ii) a decrease in the amount of $0.6 million in sales commission paid due to a lower level of revenues subject to sales commissions, (iii) a decrease in overseas travel expenses in the amount of $0.3 million, and (iv) a decrease in equity-based compensation expenses in the amount of $0.2 million.

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

Our sales and marketing expenses as a percentage of our total revenues were 9% for both 2012 and 2011 and 8% for 2010. The increase in sales and marketing expenses as a percentage of total revenues for 2011 as compared to 2010 was mainly due to a decrease in absolute dollars of our total revenues for 2011 as compared to 2010.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses.    Our general and administrative expenses were $10.6 million, $12.9 million and $14.4 million for 2012, 2011 and 2010, respectively. The decrease in general and administrative expenses for 2012 as compared to 2011 was mainly attributed to (i) a decrease in investors relations, legal and accounting expenses in the amount of $1.3 million, (ii) a decrease in equity-based compensation expenses in the amount of $0.6 million, and (iii) a decrease in payroll related expenses in the amount of $0.3 million mainly due to the devaluation of the NIS against the U.S. dollar, which decreased our Israeli employee payroll expenses in U.S. dollar.

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

General and administrative expenses as a percentage of our total revenues were 7% for both 2012 and 2011, and 6% for 2010. The increase in general and administrative expenses in 2011 as a percentage of total revenues as compared to 2010 was due to a decrease in absolute dollars of our total revenues in 2011 as compared to 2010.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of Segments.

Until the second quarter of 2012, we operated under one reporting segment.

During the third quarter of 2012, following a change in the manner our management evaluates financial information, management determined that the company operates under three reportable segments in accordance with ASC 280 “Disclosure about Segments of an Enterprise and Related Information.”

Our operating segments are as follows: Home, Office and Mobile. The classification of our business segments is based on a number of factors that management uses to evaluate, view and run our business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home—Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, residential gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also wireless chipsets for home automation applications, as well as fixed-mobile convergence solutions.

Office—Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications.

Mobile—Products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phone and mobile headsets.

Segment data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which are managed separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the year ended December 31, 2012 and 2011:

	Twelve months ended December 31
	Revenues			Income (loss) from operations
	2012	2011	2010	2012	2011		2010
Home	$155,211	$188,192	$223,354	$15,040	—	*	—	*
Office	$7,579	$5,669	$2,128	$(5,156)	—	*	—	*
Mobile	$—	$—	$—	$(8,585)	—	*	—	*

Total	$162,790	$193,861	$225,482	$1,299	$(2,830)		$10,234

*)	It is impracticable to present 2011 and 2010 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

Sales to our customers in the home segment decreased for 2012 as compared to the same period of 2011, representing a decrease of 17% in absolute dollars and decreased for 2011 as compared to the same period of 2010, representing a decrease of 14% in absolute dollars. The decrease in our sales in the home segment for the comparable periods was mainly attributable to the decline in market demands and the decrease in the average selling prices of cordless phones over the comparative periods.

Sales to our customers in the office segment increased for 2012 as compared to the same period of 2011, representing an increase of 34% in absolute dollars. Sales to our customers in the office segment increased for 2011 as compared to the same period of 2010, representing an increase of 166% in absolute dollars. The increase in our sales in the office segment for both comparable periods was mainly due to the increase in market share in sales to this new segment and in increase in market demand for VoIP products.

The reconciliation of segment operating results information to our consolidated financial information was as follows:

	Year ended December 31,
	2012	2011	2010
Income (loss) from operations	$1,299	$(2,830)	$10,234
Unallocated corporate, general and administrative expenses	(2,600)	(3,485)	(2,419)
Restructuring (expenses) income	(2,008)	170	(463)
Equity-based compensation expenses	(4,983)	(6,220)	(9,553)
Intangible assets amortization expenses	(2,310)	(7,972)	(9,975)
Other income from remeasurement of initial investment in an affiliated company	—	1,343	—
Reversal of a reserve that was determined to be no longer needed due to the expiration of applicable statute of limitations included in costs of goods sold	—	—	2,500
Financial income, net	2,388	1,885	1,468

Total consolidated loss before taxes	$(8,214)	$(17,108)	$(8,208)

Amortization of Intangible Assets.    During 2012, 2011 and 2010, we recorded an expense of $2.3 million, $8.0 million and $10.0 million, respectively, relating to the amortization of intangible assets associated with the CIPT acquisition and the acquisition of BoneTone in 2011. The sequential decrease in 2012 as compared to 2011 and 2010 is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the CIPT Acquisition.

Restructuring Costs and Other.    During 2012, we recorded an expense of $2.0 million in connection with the restructuring of our operations, which was composed of two restructuring plans executed during the second and third quarters of 2012. As part of these restructuring plans, we executed termination agreements with certain of our employees and recorded an expense related to the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. During 2011, as part of our plan to improve operational efficiencies and reduce our operating expenses for fiscal year 2012, we restructured our U.S. operations. As part of this restructuring plan, we executed termination agreements with certain of our U.S. employees and renegotiated the lease for our U.S. facilities. We recorded an income in the amount of $0.2 million during 2011 which was composed of an income of $0.6 million associated with the restructuring plan that we initiated during the third quarter of 2010, offset by restructuring expenses in the amount of $0.4 million associated with the restructuring of our U.S. operations as noted above. The above referenced income resulted mainly from the closure of our Swiss facilities and the termination of employment of the employees of our Swiss subsidiary, which resulted in a curtailment and settlement of our Swiss pension plan during the first quarter of 2011.

Financial income, net.    Financial income, net, was $2.4 million for 2012, $1.9 million for 2011 and $1.5 million for 2010. The increase in financial income, net, for 2012 as compared to 2011 was mainly due to a profit in the amount of $0.7 million resulting from the sale of certain marketable securities during 2012, as compared to a $0.2 million profit recorded during 2011. The increase in financial income, net, for 2011 as compared to 2010 was mainly due to (i) the devaluation of the Euro against the U.S. dollar and the devaluation of the U.S. dollar against the Swiss Franc, which resulted in higher expenses associated with the exchange rate differences during 2010 as compared to 2011, and (ii) a profit in the amount of $0.2 million resulting from the sale of certain marketable securities during 2011, as compared to a $0.1 million profit recorded during 2010.

Our total cash, cash equivalents, marketable securities and short term deposits, including restricted deposits, were $120.3 million as of December 31, 2012, as compared to $117.9 million as of December 31, 2011.

Other income.    We recorded other income in the amount of $1.3 million during the fourth quarter of 2011. Other income was derived from the remeasurement to fair value of our investment in BoneTone when we exercised our option to acquire the remaining 70% equity interest in BoneTone, on a fully diluted basis, for a purchase price of $8.6 million in December 2011. We initially acquired 30% of BoneTone’s then outstanding equity, on a fully diluted basis, in November 2009.

Provision for Income Taxes.    Our income tax benefit was $0.2 million for 2012, as compared to a tax benefit of $0.9 million for 2011 and a tax benefit of $0.8 million for 2010. The income tax benefit for 2012 was mainly attributed to a reversal of an income tax contingency reserve in the amount of $0.5 million that was determined to be no longer required due to the expiration of the applicable statutes of limitation during the third quarter of 2012. The income tax benefit for 2011 resulted mainly from a tax benefit of $0.6 million resulting from the reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations and from an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years. The income tax benefit for 2010 resulted mainly from a tax benefit of $0.6 million resulting from the reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of applicable statutes of limitation.

During 2012, we did not record any significant changes to the net deferred tax assets due to our current estimate of future taxable income.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two or four years, and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under our Israeli subsidiary’s first five investment plans have expired and those under the sixth investment plan are scheduled to expire by 2015.

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

For 2006 and 2009, DSP Group Ltd. elected the status of a Beneficiary Enterprise under the Amendment for its seventh and eight plans, respectively. The seventh and eight plans entitle DSP Group Ltd. to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income. The tax benefits under the seventh and eighth investment plans are scheduled to gradually expire between 2016 and 2021.

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

In November 2012, the Knesset passed Amendment No. 69 to the Investment Law (the “Trapped Earnings Law”) which provides a temporary, partial, relief from taxation on a distribution from exempt income for companies which elect the relief through November 2013. The Trapped Earnings Law allows a company to qualify a portion of its exempt income (“Elected Earnings”) for a reduced tax rate ranging between 17.5% and 6%. While the reduced tax is payable within 30 days of election, an electing company is not required to actually distribute the Elected Earnings within a certain period of time. The applicable rate is based on a linear formula involving the portion of Elected Earnings to exempt income and the applicable tax rate prescribed in the Investment Law. A company electing to qualify its exempt income must undertake to make designated investments in productive fixed assets, research and development, or wages of new employees (“Designated Investment”). The Designated Investment amount is defined by a formula which considers the portion of Elected Earnings to the exempt income and the applicable tax rate prescribed by the Investment Law. In addition to the reduced tax rate, a distribution of Elected Earnings would be subject to a 15% withholding tax. The Trapped Earnings Law provides an exemption from the 15% withholding tax for a distribution to an Israeli resident company from companies which have elected the Beneficiary Enterprise status and waived their Approved Enterprise and Beneficiary Enterprise Status through June 2015. At this time, we do not believe the Trapped Earnings law has any effects on our financial statements.

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

In connection with the CIPT Acquisition, we received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the CIPT Acquisition by our Swiss subsidiary. Pursuant to the tax ruling, our Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the CIPT Acquisition by our Swiss subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.    We generated $10.2 million of cash and cash equivalents from our operating activities during 2012. In 2011, we used $0.6 million of cash and cash equivalents from operating activities, and in 2010 we generated $22.3 million of cash and cash equivalents from operating activities. The increase in net cash generated by operating activities for 2012, as compared to 2011, was mainly as a result of (i) a decrease in net loss, excluding non-cash items, such as depreciation, equity-based compensation expenses, amortization of intangible assets and a gain from remeasurement to fair value of an investment as a result of a business combination, in the amount of $1.0 million, (ii) a decrease in trade receivable in the amount of $5.3 million during 2012, as compared to an increase in trade receivable in the amount of $0.6 million during 2011, (iii) a decrease in other accounts receivable and prepaid expenses in the amount of $2.2 million during 2012, as compared to a decrease in other accounts receivable and prepaid expenses in the amount of $0.5 million during 2011, (iv) a decrease in inventories in the amount of $3.5 million during 2012, as compared to a decrease in inventories in the amount of $2.4 million during 2011, and (v) an increase in accrued compensation and benefits in the amount of $1.3 million during 2012, as compared to a decrease in accrued compensation and benefits in the amount of $1.6 million during 2011. The increase in the amount of cash generated from operating activities for 2012, as compared to 2011, was offset to some extent by a decrease in trade payable in the amount of $4.0 million during 2012, as compared to an increase in trade payable in the amount of $1.2 million during 2011. The decrease in net cash provided by operating activities for 2011, as compared to 2010, was mainly as a result of (i) an increase in net loss, excluding non-cash items, such as depreciation, equity-based compensation expenses, amortization of intangible assets and other income, in the amount of $16.3 million for 2011, as compared to 2010, (ii) an increase in accounts receivable by $0.6 million during 2011, as compared to a decrease in accounts receivable of $3.0 million during 2010, (iii) a decrease in other accounts receivable and prepaid expenses of $0.5 million during 2011, as compared to a decrease in other accounts receivable and prepaid expenses of $8.0 million during 2010, mainly due to a higher amount of advances that were returned from tax authorities in 2010 as compared to 2011, and (iv) a decrease in accrued compensation and benefits of $1.6 million during 2011, as compared to an increase in accrued compensation and benefits of $3.0 million during 2010. The decrease in the amount of cash generated from operating activities for 2011, as compared to 2010, was offset to some extent by a decrease in inventories of $2.4 million during 2011, as compared to an increase in inventories of $6.5 million during 2010.

Investing Activities.    We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2012, we purchased $78.2 million of investments in marketable securities and deposits, as compared to $86.0 million during 2011 and $95.5 million during 2010. During the same periods, $25.9 million, $68.1 million and $35.2 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $39.1 million, $11.9 million and $25.4 million, respectively, of investments in marketable securities were sold. Additionally, during 2012, 2011 and 2010, $15.7 million, $10.0 million and $12.5 million, respectively, of short term deposits matured.

As of December 31, 2012, the amortized cost of our marketable securities and deposits was $97.6 million and their stated market value was $98.5 million, representing an unrealized gain of $0.9 million.

During November 2009, we made an investment of $2.2 million in BoneTone in return for approximately 30% of the then outstanding equity of the company, on a fully diluted basis. We also had the option to acquire the remaining equity of BoneTone within a 24-month period. In December 2011, we exercised our option to acquire the remaining 70% equity interest of BoneTone, on a fully diluted basis, for a net purchase price of $8.3 million ($8.6 million was paid, net of cash and cash equivalents of $0.3 million that was in the company on the date of the acquisition).

Our capital equipment purchases for 2012, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.1 million, as compared to $2.3 million for 2011, and $3.5 million for 2010.

Financing Activities.    During 2012, we repurchased 1.3 million shares of our common stock at an average purchase price of $6.28 per share for an aggregate amount of $8.06 million. No exercises of employee stock options were executed during 2012. We cannot predict cash flows from exercises of stock options for future periods.

During 2011, we repurchased 1.3 million shares of our common stock at an average purchase price of $6.74 per share for an aggregate amount of $8.75 million. In addition, we received $0.4 million upon the exercise of employee stock options. During 2010, we repurchased 111,000 shares of our common stock at an average purchase price of $7.74 per share for an aggregate amount of $0.9 million. In addition, we received $0.3 million upon the exercise of employee stock options.

Pursuant to authorizations in March 1999, July 2003, October 2004, January 2007 and January 2008, our board of directors authorized a share repurchase program for the repurchase of an aggregate of 14.9 million shares of our common stock. Also in January 2008, our board of directors approved the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of 5.0 million of the aggregate shares of our common stock authorized for repurchase, which plan has since expired. In October 2010, our board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to two million shares. In July 2011, our board of directors authorized an increase in our share repurchase program by one million shares of common stock.

At December 31, 2012, approximately 0.3 million shares of our common stock remained available for repurchase under our board authorized share repurchase program.

As of December 31, 2012, we had cash and cash equivalents totaling approximately $21.7 million and marketable securities and time deposits of approximately $98.5 million. We believe that our available cash and cash equivalents at December 31, 2012 should be sufficient to finance our operations for the foreseeable future.

Our working capital at December 31, 2012 was approximately $49.1 million, as compared to $60.0 million as of December 31, 2011. The decrease in working capital was mainly due to the repurchase of our common stock in the amount of $8.06 million during 2012 and the replacement of short term marketable securities and deposits with long term marketable securities, offset to some extent by the cash and cash equivalents generated during 2012 from our operating activities.

In addition, as part of our business strategy, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See the section of the risk factors entitled “We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.” for more detailed information.

Contractual Obligations –

The following table aggregates our material expected obligations and commitments as of December 31, 2012 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments(1)	$11,267	$2,923	$3,995	$3,032	1,317
Net Pension Liability(2)	1,610	67	77	60	$1,406
Development tools lease(3)	975	975
Total Contractual Obligations	$13,852	$3,965	$4,072	$3,092	$2,723

(1)	Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 12 to notes to our consolidated financial statements for the year ended December 31, 2012.
(2)	Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.
(3)	Represents lease payments for development tools under non-cancelable lease agreements.

At December 31, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1.8 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. and European corporations, and state and political subdivisions of the U.S. government. We intend, and have the ability, to hold investments in marketable securities with a decline in fair value until an anticipated recovery of any temporary declines in their market value. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. However, we can provide no assurances that we will recover present declines in the market value of our investments.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material affect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk.    A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2012, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statement for the year ended December 31, 2012. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ KOST FORER GABBAY & KASIERER
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

March 18, 2013

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,684	$18,109
Restricted deposits	121	128
Marketable securities and short-term deposits (Note 3)	20,201	30,626
Trade receivables	20,403	25,643
Deferred income taxes	101	89
Other accounts receivable and prepaid expenses (Note 4)	3,656	5,343
Inventories (Note 5)	12,916	16,434

Total current assets	79,082	96,372

PROPERTY AND EQUIPMENT, NET (Note 6)	3,706	5,803

LONG-TERM ASSETS:
Long-term marketable securities (Note 3)	78,333	69,046
Long-term prepaid expenses and lease deposits	208	466
Severance pay fund	10,197	9,974
Intangible assets, net (Note 7)	8,380	10,688
Goodwill	5,276	5,276

	102,394	95,450

Total assets	$185,182	$197,625

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$14,027	$17,989
Accrued compensation and benefits	7,545	8,236
Income tax accruals and payables	1,894	2,582
Accrued expenses and other accounts payable	6,514	7,555

Total current liabilities	29,980	36,362

LONG-TERM LIABILITIES:
Deferred income taxes	1,569	1,569
Accrued severance pay	10,436	10,278
Accrued pensions (Note 9)	970	792

Total long-term liabilities	12,975	12,639

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY (Note 11):
Capital stock:
Preferred stock, $0.001 par value—Authorized: 5,000,000 shares at December 31, 2012 and 2011; Issued and outstanding: none at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value—Authorized: 50,000,000 shares at December 31, 2012 and 2011; Issued and outstanding: 21,673,779 and 22,501,644 shares at December 31, 2012 and 2011, respectively	22	23
Additional paid-in capital	346,335	341,352
Treasury stock	(125,724)	(122,236)
Accumulated other comprehensive income (loss)	988	(1,756)
Accumulated deficit	(79,394)	(68,759)

Total stockholders’ equity	142,227	148,624

Total liabilities and stockholders’ equity	$185,182	$197,625

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2012	2011	2010
Revenues	$162,790	$193,861	$225,482
Costs of revenues(1)	101,660	123,734	137,571

Gross profit	61,130	70,127	87,911

Operating expenses:
Research and development, net(2)	42,539	53,244	55,588
Sales and marketing(3)	14,237	16,497	17,199
General and administrative(4)	10,638	12,920	14,362
Amortization of intangible assets	2,310	7,972	9,975
Restructuring expenses (income)	2,008	(170)	463

Total operating expenses	71,732	90,463	97,587

Operating loss	(10,602)	(20,336)	(9,676)
Financial income, net	2,388	1,885	1,468
Other income from remeasurement of investment in a business combination	—	1,343	—

Loss before income tax benefit	(8,214)	(17,108)	(8,208)
Income tax benefit	(172)	(866)	(783)

Net loss	$(8,042)	$(16,242)	$(7,425)

Net loss per share:
Basic and diluted	$(0.37)	$(0.70)	$(0.32)

Weighted average number of shares used in per share computations of net loss per share:
Basic and diluted	21,950	23,247	23,229

(1)	Includes equity-based compensation expense in the amount of $330, $403 and $704 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Includes equity-based compensation expense in the amount of $2,425, $2,767 and $4,712 for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Includes equity-based compensation expense in the amount of $778, $987 and $1,493 for the years ended December 31, 2012, 2011 and 2010, respectively.
(4)	Includes equity-based compensation expense in the amount of $1,450, $2,063 and $2,644 for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss:	$(8,042)	$(16,242)	$(7,425)
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains (losses)	2,621	(809)	(1,188)
Reclassification adjustments for (gains) losses included in net loss	(670)	(155)	(67)

Net change	1,951	(964)	(1,255)

Cash flow hedges:
Changes in unrealized gains (losses)	635	(325)	772
Reclassification adjustments for (gains) losses included in net loss	325	(625)	(525)

Net change	960	(950)	247

Change in unrealized components of defined benefit plans:
Losses arising during the period	(161)	(1)	(516)
Amortization of actuarial loss and prior service benefit	2	2	(22)
Curtailments, settlements and other	—	36	—

Net change	(159)	37	(538)

Foreign currency translation adjustments, net	(8)	(234)	(273)

Other comprehensive income (loss)	2,744	(2,111)	(1,819)

Comprehensive loss	$(5,298)	$(18,353)	$(9,244)

DSP GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands, except share data

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at January 1, 2010	22,901	$23	$325,579	$(123,350)	$2,174	$(38,937)	$165,489
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	388	*)—	—	4,138	—	(2,293)	1,845
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	75	*)—	—	794	—	(472)	322
Purchase of treasury stock	(111)	*)—	—	(862)	—	—	(862)
Equity-based compensation expenses	—	—	9,553	—	—	—	9,553
Net loss	—	—	—	—	—	(7,425)	(7,425)
Change in Accumulated other comprehensive loss	—	—	—	—	(1,819)	—	(1,819)

Balance at December 31, 2010	23,253	$23	$335,132	$(119,280)	$355	$(49,127)	$167,103

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands, except share data

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2010	23,253	$23	$335,132	$(119,280)	$355	$(49,127)	$167,103
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	423	1	—	4,483	—	(2,448)	2,036
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	124	*)—	—	1,309	—	(942)	367
Purchase of treasury stock	(1,298)	(1)	—	(8,748)	—	—	(8,749)
Equity-based compensation expenses	—	—	6,220	—	—	—	6,220
Net loss	—	—	—	—	—	(16,242)	(16,242)
Change in Accumulated other comprehensive loss	—	—	—	—	(2,111)	—	(2,111)

Balance at December 31, 2011	22,502	23	341,352	(122,236)	(1,756)	(68,759)	148,624
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	446	*)—	—	4,485	—	(2,507)	1,978
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	9	*)—	—	86	—	(86)	—
Purchase of treasury stock	(1,283)	(1)	—	(8,059)	—	—	(8,060)
Equity-based compensation expenses	—	—	4,983	—	—	—	4,983
Net loss	—	—	—	—	—	(8,042)	(8,042)
Change in Accumulated other comprehensive income	—	—	—	—	2,744	—	2,744

Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$988	$(79,394)	$142,227

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(8,042)	$(16,242)	$(7,425)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	3,168	4,244	5,732
Equity-based compensation expenses related to employees’ stock options and SARs	4,983	6,220	9,553
Capital loss (gain) from sale and disposal of property and equipment	(57)	22	(40)
Gain from sale of marketable securities	(670)	(155)	(67)
Amortization of intangible assets	2,310	7,972	9,975
Accrued interest and amortization of premium on marketable securities and short-term deposits	1,295	1,267	531
Gain from remeasurement to fair value of investment as a result of business combination	—	(1,343)	—
Change in operating assets and liabilities:
Deferred income tax assets, net	(12)	32	65
Trade receivables, net	5,281	(562)	3,010
Other accounts receivable and prepaid expenses	2,175	502	8,019
Inventories	3,535	2,395	(6,505)
Long-term prepaid expenses and lease deposits	264	175	(39)
Trade payables	(3,965)	(1,216)	903
Accrued compensation and benefits	1,277	(1,562)	3,044
Income tax accruals and payables	(705)	(1,179)	(390)
Accrued expenses and other accounts payable	(567)	(463)	(4,085)
Accrued severance pay, net	(65)	(783)	32
Accrued pensions	—	78	20

Net cash (used in) provided by operating activities	10,205	(598)	22,333

Cash flows from investing activities:
Purchase of marketable securities	(75,483)	(73,002)	(95,510)
Purchase of deposits	(2,670)	(13,000)	—
Proceeds from maturity of marketable securities	25,911	68,072	35,180
Proceeds from sales of marketable securities	39,063	11,910	25,352
Proceeds from maturity of deposits	15,643	10,000	12,500
Proceeds from sales of property and equipment	81	59	48
Purchases of property and equipment	(1,094)	(2,317)	(3,463)
Acquisition of initially consolidated subsidiary(1)	—	(8,320)	—

Net cash (used in) provided by investing activities	1,451	(6,598)	(25,893)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Issuance of common stock and treasury stock upon exercise of stock options and SARs	—	367	322
Purchase of treasury stock	(8,060)	(8,749)	(862)

Net cash used in financing activities	(8,060)	(8,382)	(540)

Increase (decrease) in cash and cash equivalents	3,596	(15,578)	(4,100)
Cash and cash equivalents at the beginning of the year	18,109	33,912	37,986
Cash (erosion) due to exchange rate differences	(21)	(225)	26

Cash and cash equivalents at the end of the year	$21,684	$18,109	$33,912

Supplemental disclosures of cash flows activities:
Cash paid during the year for:
Taxes on income	$145	$332	$424

(1)	The net fair value of the assets acquired and the liabilities assumed, on the date of acquisition of BoneTone Communications Ltd. (“BoneTone”), was as follows:

Year ended December 31, 2011
Working capital, excluding cash and cash equivalents	$(91)
Property and equipment	26
Long-Term deferred tax liabilities, net	(1,569)
In-process R&D	7,702
Non-competition agreement	519
Goodwill	5,276

11,863
The acquisition date fair value of the Company’s previously held equity interest in BoneTone	(3,543)

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 35%, 33% and 31% of the Company’s total revenues for 2012, 2011 and 2010, respectively. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21%, 19% and 25% of the Company’s total revenues for 2012, 2011 and 2010, respectively. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15%, 13% and 16% of the Company’s total revenues for 2012, 2011 and 2010, respectively. Additionally, sales to Uniden America Corporation (“Uniden”) represented 11%, 10% and 9% of the Company’s total revenues for 2012, 2011 and 2010, respectively. Sales to CCT Telecom Holdings Ltd. represented 8%, 11% and 10% of the Company’s total revenues for 2012, 2011 and 2010, respectively. The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products.

Acquisition of BoneTone Communications

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

Subsequent to the BoneTone Acquisition and as a result of the remeasurement of the initial 30% equity interest in BoneTone in accordance with ASC 805-25, the Company recorded other income in the amount of $1,343 that was calculated as follows:

The acquisition-date fair value of the equity interest immediately before the acquisition date	$3,543
Equity interest immediately before the acquisition date on a cost basis	(2,200)

Gain as a result of remeasuring the fair value of the equity interest	$1,343

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

Based upon a valuation of the tangible and intangible assets acquired and liabilities assumed, the Company has allocated the total purchase price of the BoneTone Acquisition as follows:

December 1, 2011
Cash	$267
Other current assets	32
Property and equipment	26
Other non-current assets	68
Current liabilities	(107)

Long-term deferred tax liability, net	(1,569)
Accrued severance pay	(73)

Net liabilities assumed	(1,356)

Intangible assets:
In-process research and development	7,702
Non-competition agreement	519

Total intangible assets	8,221
Goodwill -	5,276

Net assets acquired	$12,141

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

The amount allocated to in-process research and development (“IPR&D”) was determined using the income approach, on the basis of the present value of cash flows attributable to the IPR&D. The guidance in ASC 350 “Intangibles—Goodwill and Other” specifies that intangible assets acquired in a business combination for use in a particular R&D project are considered indefinite-lived intangible assets until the completion or abandonment of the associated R&D efforts. Accordingly, during the development period after the BoneTone Acquisition, these assets should not be amortized but, instead, should be subject to impairment review and testing provisions of ASC 350-30-35-18 and 35-18A for indefinite-lived intangibles.

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

The excess of the purchase price of $5,276 over the net tangible assets and identifiable intangible assets acquired in the BoneTone Acquisition is recognized as goodwill. An acquired workforce and control premium that did not meet the separability criteria have been included in the amount assigned to goodwill. The goodwill recognized represents mainly the synergies the Company expects from the BoneTone Acquisition, both in revenues and expenses, and the expected benefits to the Company from the acquisition. The goodwill associated with the BoneTone Acquisition is expected not to be deductible for tax purposes.

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

As a result of an acquisition of the Cordless and VoIP Terminals Business (the “CIPT Business”) of NXP B.V. (“NXP”) (the “CIPT Acquisition”), the financial statements of the Company’s subsidiary – DSP Group Technologies GmbH whose functional currency is not the dollar, has been translated into dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the consolidated statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in changes in stockholders’ equity.

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $183 and $175 as of December 31, 2012 and 2011, respectively.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intracompany transactions and balances have been eliminated in consolidation.

d.	Cash and cash equivalents:

The Company and its subsidiaries consider all highly liquid investments, which are readily convertible to cash with a maturity of three months or less on the date of acquisition, to be cash equivalents.

e.	Restricted deposits:

Restricted deposits include cash which is used as security for one of the Company’s lease agreements.

f.	Short-term deposits:

Bank deposits with original maturities of more than three months and less than one year are presented at cost, including accrued interest.

g.	Marketable securities:

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2012, 2011 and 2010, the Company did not record an-other-than-temporary impairment loss (see Note 3).

h.	Fair value of financial instruments:

Cash and cash equivalents, restricted deposits, short-term deposits, trade receivables, trade payables and accrued liabilities approximate fair value due to short term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 for more information.

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

During the years ended December 31, 2012, 2011 and 2010, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2012, 2011 and 2010, the Company capitalized $22, $253 and $1,087, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

k.	Goodwill and other intangible assets

The goodwill and certain other purchased intangible assets have been recorded as a result of the BoneTone Acquisition and the CIPT Acquisition. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill and indefinite-lived intangible assets (such as In-process R&D) are not amortized, but rather is subject to an annual impairment test. The Company performs an annual impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators are present.

For goodwill, the Company may first assess qualitative factors , in accordance with ASU 2011-08, to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. If based upon qualitative factors it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, it will not be required to proceed to a two-step impairment test on goodwill. However, the Company also has the option to proceed directly to a two-step impairment test on goodwill. In the first step of the two-step impairment test, the Company compares the fair value of each reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then the Company must perform the second step of the two-step impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The Company’s reporting units are consistent with the reportable segments identified in Note 16.

Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash-flows, future short-term and long-term growth rates, weighted average cost of capital and market multiples for the reporting unit.

For indefinite-lived intangible assets, the Company also has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired and determine whether further action is needed. For the fiscal year ended December 31, 2012, the Company performed a quantitative assessment on its indefinite-lived intangible assets and goodwill.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, which range from 3 to 7.3 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

During 2012, 2011 and 2010, no impairment losses were identified.

l.	Severance pay:

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

Severance expenses for the years ended December 31, 2012, 2011 and 2010, were $1,660, $2,089 and $1,851, respectively.

m.	Employee benefit plan:

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2012 was $17 ($22.5 if the employee reached the age of 50 by December 31, 2012). The Company currently offers an employer matching program. The matching contribution currently is 50% on the first 6% of compensation contributed per year. This matching contribution vests 25% per year over the first four years of the employee’s service in the Company. Employer contribution to the plan for the years 2012, 2011 and 2010 was $28, $56 and $60, respectively.

n.	Revenue recognition:

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

Persuasive evidence of an arrangement exists—The Company’s sales arrangements with customers are pursuant to written documentation, either a written contract or purchaser order. The actual documentation used is dependent on the business practice with each customer. Therefore, the Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, or a written purchase order from the customer.

Delivery has occurred—Each written documentation relating to a sale arrangement that is agreed upon with the customer specifically sets forth when risk and title are being transferred (based on the agreed International Commercial terms, or “INCOTERMS”). Therefore, the Company determines that risk and title are transferred to the customer when the terms of the written documentation based on the applicable INCOTERMS are satisfied and thus delivery of its products has occurred.

Separately, the Company has consignment inventory which is held for specific customers at the customers’ premises. It recognizes revenue on the consigned inventory when the customer consumes the products from the warehouse, as that is when per the consignment inventory agreements, risk and title passes to the customer and the products are deemed delivered to the customer.

The fee is fixed or determinable—Pursuant to the customer agreements, the Company does not provide any price protection, stock rotation, right of return and/or other discount programs and thus the fee is considered fixed and determinable upon execution of the written documentation with the customers. Additionally, payments that are due within the normal course of the Company’s credit terms, which are currently no more than four months from the contract date, are deemed to be fixed and determinable based on the Company’s successful collection history for such arrangements.

Collectibility is reasonably assured—The Company determines whether collectability is reasonably assured on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a long-term business relationship and a history of successful collection. A significant number of the Company’s customers are also large original equipment manufacturers with substantial financial resources. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer’s financial position, the number of years the customer has been in business, the history of collection with the customer and the customer’s ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectability is not reasonably assured under a particular arrangement based upon its credit review process, the customer’s payment history or information that comes to light about a customer’s financial position, it recognizes revenue under that arrangement as customer payments are actually received.

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

o.	Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2012, 2011 and 2010.

p.	Research and development costs:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

q.	Non-royalty bearing grants:

In 2012, the Company received non-royalty-bearing grants from the Israeli Office of the Chief Scientist (“OCS”). The grants are not required to be repaid unless the technology that was developed using those grants will be sold directly or indirectly, and are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred. These grants are recorded as a deduction of research and development costs and amounted to $386.

r.	Equity-based compensation:

At December 31, 2012, the Company had three equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 11.

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

s.	Basic and diluted loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net losses per share further include the dilutive effect of stock options and stock appreciation rights (SARs) outstanding during the year, all in accordance with FASB ASC No. 260, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding stock options and SARs excluded from the calculation of diluted net loss per share due to their anti-dilutive effect was 7,584,336, 7,980,475 and 8,751,751 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2012, the amortized cost of the Company’s marketable securities was $94,904, and their stated market value was $95,826, representing an unrealized gain of $922.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

A significant portion of the products of the Company and its subsidiaries is sold to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2012 and 2011, no allowance for doubtful accounts was provided.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in New Israeli Shekel (“NIS”) during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to 12 months with put and call options and forward contracts. These forward contracts and put and call options are designated as cash flow hedges and are all effective as hedges of these expenses.

The fair value of the outstanding derivative instruments at December 31, 2012 and 2011 is summarized below:

		Fair value of derivative in struments
		As of December 31,
Derivative assets (liabilities)	Balance sheet location	2012	2011
Foreign exchange forward contracts and put and call options	Other accounts receivable and prepaid expenses (*)	$484	$—
	Accrued expenses and other accounts payable	—	(476)

Total		$484	$(476)

*)	Estimated to be reclassified into earnings in the following year.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2012, 2011 and 2010 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2012	2011	2010
Foreign exchange forward contracts and put and call options	$635	$(325)	$771

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2012	2011	2010
Foreign exchange forward contracts and put and call options	Operating expenses	$(325)	$625	$525

As of December 31, 2012 and 2011, the Company had outstanding forward contracts in the amount of $0 and $3,550, respectively, and outstanding option contracts in the amount of $15,800 and $16,500, respectively.

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

	December 31, 2012	December 31, 2011
Accumulate other comprehensive income (loss) on:
Available-for-sale securities	$922	$(1,029)
Cash flow hedges	484	(476)
Benefit plans	(237)	(78)
Foreign currency translation adjustments, net	(181)	(173)

Total accumulate other comprehensive income (loss):	$988	$(1,756)

x.	Treasury stock:

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

y.	Reclassification:

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation. Such reclassifications did not affect net loss, shareholders’ equity or cash flows

z.	Impact of recently issued accounting pronouncements:

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standard update is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 3:-    MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2012 and 2011:

	Amortized cost		Unrealized gains (losses), net		Fair value
	2012	2011	2012	2011	2012	2011
Short and long-term deposit	$2,708	$15,803	$—	$—	$2,708	$15,803
U.S. GSE securities	1,506	10,725	4	(29)	1,510	10,696
Corporate obligations	93,398	74,173	918	(1,000)	94,316	73,173

	$97,612	$100,701	$922	$(1,029)	$98,534	$99,672

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The amortized cost of marketable debt securities and time deposits at December 31, 2012, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized Cost	Unrealized gains (losses)
		Gains	Losses	Fair value
Due in one year or less	$20,162	$40	$(1)	$20,201
Due after one year to six years	77,450	1,018	(135)	78,333

	$97,612	$1,058	$(136)	$98,534

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

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2012 amounted to $31,546. Of the $136 unrealized losses outstanding as of December 31, 2012, a portion of which in the amount of $13 was outstanding for more than 12 months and the remaining portion of $123 was outstanding for less than 12 months.

Management believes that as of December 31, 2012, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to U.S. treasury and GSE securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Proceeds from maturity of available-for-sale marketable securities during 2012, 2011 and 2010 were $25,911, $68,072 and $35,180, respectively. Proceeds from sales of available-for-sale marketable securities during 2012, 2011 and 2010 were $39,063, $11,910 and $25,352, respectively. Net realized gains from the sale of available-for sale marketable securities for 2012, 2011 and 2010 were $670, $155 and $67, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 4:-    OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2012	2011
Tax receivables	$508	$662
Prepaid expenses	2,651	3,490
Deposits	419	1,031
Others	78	160

	$3,656	$5,343

NOTE 5:-    INVENTORIES

Inventories are composed of the following:

	December 31,
	2012	2011
Work-in-progress	$6,821	$8,096
Finished products	6,095	8,338

	$12,916	$16,434

Inventory write-downs amounted to $29, $759 and $615 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6:-    PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2012	2011
Cost:
Computers and equipment	$39,647	$43,570
Office furniture and equipment	1,574	1,636
Leasehold improvements	4,496	4,407

	45,717	49,613
Less—accumulated depreciation	42,011	43,810

Depreciated cost	$3,706	$5,803

During 2012, the Company recorded a disposal of equipment, which ceased to be used, in the amount of $4,503 (accumulated depreciation of approximately $4,493). The capital loss that was recorded due to this disposal of equipment in the consolidated statement of operations was $10.

During 2011, the Company recorded a disposal of equipment, which ceased to be used, in the amount of $5,920, (accumulated depreciated of approximately $5,898). The capital loss that was recorded due to this disposal of equipment in the consolidated statement of operations was $22. The disposed assets included computer and equipment in the amount of $2,665, which were accounted for as capital leases.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $3,168, $4,244 and $5,732 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 7:-    INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Useful life (years)	December 31,
		2012	2011
Cost:
Current technology	4.2 - 5.3	$77,080	$77,080
Customer relations	7.3	23,477	23,477
In-process R&D	6	7,702	7,702
Non-competition agreement	3	519	519

		108,778	108,778

Accumulated amortization:
Current technology		48,263	46,473
Customer relations		13,060	12,715
In-process R&D		—	—
Non-competition agreement		188	15

		61,511	59,203

Impairment: (Note 7b)
Current technology		28,817	28,817
Customer relations		10,070	10,070

		38,887	38,887

Amortized cost		$8,380	$10,688

a.	Amortization expenses amounted to $2,310, $7,972 and $9,975 for the years ended December 31, 2012, 2011 and 2010, respectively.
b.	In 2008, as a result of circumstances which indicated that the carrying amount of certain intangible assets would not be recoverable, the Company reassessed the fair value of its intangible assets, which resulted in impairment charges of approximately $39,084.
c.	Estimated amortization expenses for the years ending (assuming the development process for In-process R&D is completed during the first quarter of 2013, and its useful life is determined to be 6 years):

Year ending December 31,
2013	$1,672
2014	1,573
2015	1,284
2016	1,284
Thereafter	2,567

$8,380

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

Description	Balance as of December 31, 2012	Fair value measurements
		Level 1	Level 2	Level 3

Assets
Cash equivalents
Time deposits	$1,668		$1,668
Money market mutual funds	$3,548	$3,548

Short-term marketable securities and time deposits
U.S. GSE securities	$—		$—
Corporate debt securities	$17,493		$17,493
Time deposits	$2,708		$2,708

Long-term marketable securities
U.S. GSE securities	$1,510		$1,510
Corporate debt securities	$76,823		$76,823

Derivative assets	$484		$484

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2012 and 2011 due to the short-term maturity of these instruments.

NOTE 9:-    PENSION LIABILITIES

The Company acquired the CIPT Business on September 4, 2007. This business sponsors various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

As of December 31, 2011 and 2012, the defined benefits plans that the Company assumed in connection with the CIPT Acquisition that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

For 2012 year end accounting purposes, liabilities associated with the German plans, which represented 97% of the pension liability in the Company’s consolidated financial statements, have been recalculated based on updated employee numbers and asset values at December 31, 2012.

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and fair value of assets for the years ended December 31, 2012 and 2011, and the statement of funded status as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Accumulated benefit obligation	$1,321	$1,197

Change in benefit obligation
Benefit obligation at beginning of year	$1,208	$5,870
Service cost	61	153
Interest cost	47	62
Employee contributions	—	14
Plan curtailments	—	(660)
Plan settlements	—	(4,173)
Benefits paid from the plan	(172)	(31)
Premiums paid	—	(3)
Actuarial loss	165	1
Exchange rates and others	25	(25)

Benefit obligation at end of year	$1,334	$1,208

Change in plan assets
Fair value of plan assets at beginning of year	416	$4,448
Actual return on plan assets	12	28
Employer contributions to plan	28	147
Employee contributions	—	14
Plan settlements	—	(4,173)
Benefits paid from the plan	(100)	(31)
Premiums paid	—	(3)
Exchange rates	8	(14)

Fair value of plan assets at end of year	$364	$416

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Weighted-average assumptions
Discount rate	3.6%	5.4%	2.75%
Expected return on plan assets	2.88%	1.54%	3.5%
Rate of compensation increase	2.5%	2.5%	2.89%

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

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following table provides the components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Components of net periodic benefit cost
Service cost	61	$153	$326
Interest cost	47	62	150
Expected return on plan assets	(12)	(28)	(116)
Amortization of net loss (gain)	2	39	(102)
Curtailment gain(1)	—	(660)	—

Net periodic benefit cost	$98	$(434)	$258

(1)	The curtailment gain is derived from the closure of the Company’s Swiss facilities and the termination of employment of the employees of the Company’s Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

	December 31,
	2012	2011
Net amounts recognized in the consolidated balance sheets as of December 31, 2012 and 2011 consist of:
Current liabilities	$—	$—
Noncurrent liabilities	970	792

Net amounts recognized in the consolidated balance sheets	$970	$792

Net amounts recognized in accumulated other comprehensive income as of December 31, 2012 and 2011 consist of:
Net actuarial loss	$(237)	$(78)
Other	—	—

Net amounts recognized in accumulated other comprehensive loss	$(237)	$(78)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2013 is as follows:

2013
Net actuarial loss and other	$11

Benefit payments are expected to be paid as follows:

Year ending December 31,
2013	$183
2014	$154
2015	$112
2016	$64
2017	$31
2018-2022	$88

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The plan asset allocations at December 31 of the relevant years are as follows:

	December 31,
	2012	2011
Bonds	—	—
Real estate	—	—
Cash	—	—
Shares	—	—
Other	100%	100%

	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2012 by asset category, classified by the three levels of inputs described in Note 2, are as follows:

Fair value measurements at December 31, 2012 using:
	Total fair value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$—	$—	$—	$—
Equity securities	—	—	—	—
Real estate	—	—	—	—
Corporate bonds	—	—	—	—
Others	364	—	364	—

Total assets measured at fair value	$364	$—	$364	$—

Valuation techniques—for Level 1 inputs, the Company utilizes quoted market prices as these instruments have active markets. For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

Actuarial losses were recognized in other comprehensive income (loss) in the amount $160, $1 and $694 for the years ended December 31, 2012, 2011 and 2010, respectively.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 10:-    FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2012	2011	2010
Foreign exchange gains	$120	$60	$—
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,859	2,014	2,183
Realized gains on marketable securities	708	181	924
Other	1	7	8

Financial income	2,688	2,262	3,115

Realized losses on marketable securities	38	26	856
Foreign exchange losses	88	95	517
Interest expenses	35	42	103
Other	139	214	171

Financial expense	300	377	1,647

Financial income, net	$2,388	$1,885	$1,468

NOTE 11:-    STOCKHOLDERS’ EQUITY

a.	Preferred stock:

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

At December 31, 2012, the Company had an accumulated deficit of $79,394. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

d.	Share repurchase program:

In March 1999, the Company’s Board of Directors authorized the repurchase of up to 4.0 million shares of its common stock. In July 2003, October 2004, January 2007, January 2008, the Company’s board authorized an additional 2.5 million shares, 2.5 million shares, 3.0 million shares, and 2.9 million shares of common stock, respectively, for repurchase. In October 2010, the Company’s board of directors authorized an increase in the number of shares available for repurchase, thereby increasing the aggregate number of shares authorized for repurchase under our share repurchase program to 2.0 million shares. In July 2011, the Company’s board of directors authorized an increase in the share repurchase program by an additional one million shares of common stock.

In 2012, 2011 and 2010, the Company repurchased approximately 1,283,000, 1,298,000 and 111,000 shares, respectively, of common stock at an average purchase price of $6.28, $6.74 and $7.74 per share, respectively, for an aggregate purchase price of $8,060, $8,749 and $862, respectively. As of December 31, 2012, 307,749 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In 2012, 2011 and 2010, the Company issued 455,000, 547,000 and 463,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

e.	Stock purchase plan and equity incentive plans:

The Company has various equity incentive plans under which employees, officers, non-employee directors of the Company and its subsidiaries and others, including consultants, may be granted rights to purchase the Company’s common stock. The plans authorize the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted and non-qualified stock options. It is the Company’s policy to grant options with an exercise price that equals the fair market value.

Equity awards granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

During 2012, 2011 and 2010, the Company granted to employees and executive officers of the Company and its subsidiaries primarily share appreciation rights (“SARs”), capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

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

As of December 31, 2012, 294,086 shares of common stock remained available for grant under the Directors Plan.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2012, 340,689 shares of common stock remained available for grant under the 1998 Plan.

The exercise price of options under the 1998 Plan shall not be less than the fair market value of common stock for nonqualified stock options, as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Options under the 1998 Plan expire up to seven years after the date of grant.

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan expired in 2011 and no further grants of awards may be made thereunder. As of December 31, 2012, 2,194,847 shares of common stock were granted under the plan, stock options to acquire 10,000 shares remained outstanding in the plan prior to its expiration.

The 2001 Plan authorized the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted.

Equity awards under the 2001 Plan were generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Equity awards under the 2001 plan expired up to seven years after the date of grant.

2003 Israeli Share Option Plan

In 2003, the Company adopted the 2003 Israeli Share Option Plan (the “2003 Plan”), which complies with the Israeli tax reforms. The 2003 Plan terminated upon approval of the Company’s 2012 Equity Incentive Plan

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

(the “2012 Plan”). As of December 31, 2012, 10,700,543 shares of common stock were granted under the plan and stock option and stock appreciation rights to acquire 4,349,094 shares of common stock remained outstanding under the plan.

Equity awards under the 2003 Plan were generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Equity awards under the 2003 Plan expired up to seven years after the date of grant.

2012 Equity Incentive Plan

In 2012, the Company adopted the 2012 Plan, which complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, stock appreciation rights, restricted stock units and other awards under the plan. The exercise price of the equity awards under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 350,000 shares of common stock. As of December 31, 2012, 350,000 shares of common stock remained available for grant under the 2012 Plan.

Equity awards under the 2012 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Equity awards under the 2012 Plan expire up to seven years after the date of grant.

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 3,300,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 446,000, 423,000 and 388,000 shares of common stock issued at a weighted average purchase price of $4.42, $4.81 and $4.75 per share under the ESPP in 2012, 2011 and 2010, respectively. As of December 31, 2012, 588,000 shares of common stock were reserved under the ESPP.

Stock Reserved for Future Issuance

The following table summarizes the number of outstanding shares of common stock available for future issuance at December 31, 2012 (after giving effect to the above increases in the equity incentive plans):

ESPP	588,000
Equity awards	985,000
Undesignated preferred stock	5,000,000

6,573,000

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The following is a summary of activities relating to the Company’s stock options and SARs granted among the Company’s various plans:

	Year ended December 31,
	2012			2011			2010
	Amount of options/ SARs	Weighted average exercise price	Aggregate intrinsic value(4)	Amount of options/ SARs	Weighted average exercise price	Aggregate intrinsic value(4)	Amount of options/ SARs	Weighted average exercise price	Aggregate intrinsic value(4)
	in thousands			in thousands			in thousands
Options outstanding at beginning of year	10,564	$12.22	$—	11,305	$12.94	$—	10,433	$15.20	$—
Changes during the year:
Granted(1)	1,410	$6.05	$—	1,263	$7.58	$—	2,675	$7.21	$—
Exercised	(127)	$5.97	$62	(339)	$6.22	$647	(163)	$6.07	$280
Forfeited and cancelled	(2,225)	$15.14	$—	(1,665)	$14.86	$—	(1,640)	$18.62	$—

Options/SARs outstanding at end of year(2)	9,622	$10.72	$98	10,564	$12.22	$—	11,305	$12.94	$7,724

Options/SARs exercisable at end of year(3)	7,223	$12.07	$28	7,669	$14.10	$—	6,492	$16.90	$2,462

(1)	SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 6,630,135 shares of the Company’s common stock as of December 31, 2012.
(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 5,018,877 shares of the Company’s common stock as of December 31, 2012.
(4)	Calculation of aggregate intrinsic value for options and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2012, 2011 and 2010 which was $5.76, $5.21 and $8.14 per share, respectively. The intrinsic value for options and SARs exercised during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option or SAR, as applicable.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

The stock options and SARs outstanding as of December 31, 2012, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$	thousands		$	thousands		$
5.21—5.76	270	6.42	5.40	120	3.69	5.53
5.81—7.26	4,513	3.80	6.53	2,817	2.77	6.59
7.49—10.23	2,797	3.07	9.03	2,244	2.47	9.38
11.60—15.79	170	3.49	12.53	170	3.49	12.53
15.82—28.72	1,872	1.00	23.94	1,872	1.00	23.94

	9,622	3.11	10.72	7,223	2.25	12.07

As of December 31, 2012, the outstanding number of SARs was 7,449,747 and based on the share price of the Company’s common stock as of December 31, 2012 ($5.76 per share), no SARs were in-the-money.

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2012, 2011 and 2010 was $2.39, $3.26 and $3.19 per stock option and SAR, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2012	2011	2010
Volatility	48.23%	54.60%	64.47%
Risk-free interest rate	2.20%	2.23%	2.25%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	3.50%	3.37%	2.92%
Post-vest cancellation rate **)	2.58%	2.21%	2.23%
Suboptimal exercise factor ***)	1.60	1.59	1.63
Expected life	4.19 years	4.14 years	4.07 years

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.
**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.
***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the same assumptions set forth above for the years ended 2012, 2011 and 2010 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 35.79%-42.02% in 2012, 28.37%-61.02% in 2011 and 50.25%-78.61% in 2010.

The Company’s aggregate compensation expenses for the years ended December 31, 2012, 2011 and 2010 totaled $4,983, $6,220 and $9,553, respectively. The Company recognized no tax benefit in its consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 for the Company’s equity-based compensation arrangements.

A summary of the status of the Company’s non-vested stock options and SARs as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)
Non-vested at January 1, 2012	2,895	3.09
Granted	1,410	2.39
Vested	(1,530)	3.03
Forfeited	(376)	2.87

Non-vested at December 31, 2012	2,399	2.76

As of December 31, 2012, equity-based compensation arrangements to purchase a maximum of 6,100 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As of December 31, 2012, there was a total unrecognized compensation expense of $2,629 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2013 through 2016.

NOTE 12:-    COMMITMENTS AND CONTINGENCIES

Commitments

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel. The lease agreement for the Israeli facilities is effective until November 2018. The Company has various agreements for its facilities in the

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

U.S. that terminate in 2014 through 2015. The Company’s subsidiaries in Scotland, Japan, Germany and Hong-Kong have lease agreements for their facilities that terminate in 2013, 2014, 2015 and 2013, respectively. The Company’s subsidiary in India has sublease agreements with NXP for their facilities that terminate in 2017. The Company has operating lease agreements for its motor vehicles which terminate in 2013 through 2015.

At December 31, 2012, the Company is required to make the following minimum lease payments under non-cancelable operating leases for its motor vehicles and facilities:

Year ended December 31,
2013	$2,923
2014	2,171
2015	1,824
2016 and thereafter	4,349

$11,267

Facilities rental expenses amounted to $2,891, $3,375 and $3,391 for the years ended December 31, 2012, 2011 and 2010, respectively.

Claims

a.	The Company is involved in certain claims arising in the normal course of business. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

b.	From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of business activities. Also, as is typical in the semiconductor industry, the Company has been and, from time to time may be, notified of claims that it may be infringing on patents or intellectual property rights owned by third parties. During 2010, the Company recorded an income of $2,500 in cost of revenues (the account in which the provision was originally recorded) resulting from the reversal of a provision that was determined to be no longer needed due to the expiration of the applicable statute of limitations.

NOTE 13:-    TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
Domestic taxes
Federal taxes:
Current	$(465)	$36	$(931)

State taxes:
Current	1	(623)	34

Foreign taxes:
Current	304	(311)	52
Deferred	(12)	32	(81)
Valuation allowance	—	—	143

	292	(279)	114

Income tax benefit	$(172)	$(866)	$(783)

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

There were no tax benefits associated with the exercise of non-qualified stock options in 2012, 2011 and 2010.

b.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2012	2011	2010
Domestic	$(844)	$(3,162)	$(2,794)
Foreign	(7,370)	(13,946)	(5,414)

	$(8,214)	$(17,108)	$(8,208)

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2012	2011	2010
Losses before taxes on income	$(8,214)	$(17,108)	$(8,208)

Theoretical tax at U.S. statutory tax rate (35%)	$(2,875)	$(5,988)	$(2,873)
State taxes, net of federal benefit	2	2	1
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	1,253	2,563	(1,082)
Nondeductible equity-based compensation expenses	1,744	2,177	3,344
Current adjustment and interest on uncertain tax position liability in U.S.	(465)	(598)	(517)
Valuation allowance in U.S.	154	957	723
Other	15	21	(379)

	$(172)	$(866)	$(783)

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

d.	Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2012	2011
Deferred tax assets (short-term):
Reserves and accruals	$101	$89

Total deferred tax assets (short-term)	101	89
Valuation allowance	—	—

Total	101	89

Deferred tax assets (long-term):
Reserves and accruals	1,070	1,044
Equity-based compensation	2,372	2,252
Intangible assets	1,621	4,272
Carryforward tax losses	31,449	29,411
Other	51	137

Total deferred tax assets (long-term)	36,563	37,116
Valuation allowance	(36,563)	(37,116)

Total	—	—

Total deferred tax assets	$101	$89
Deferred tax liabilities:
Acquired intangible assets – long-term	1,569	1,569

Total deferred tax liabilities	$1,569	$1,569

Management believes that the deferred net tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $36,563 and $37,116 was provided as of December 31, 2012 and 2011, respectively. The Company does not have a provision for U.S. income taxes on the undistributed earnings of its international subsidiaries since the Company intends to indefinitely reinvest these earnings outside the U.S.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2012	2011	2010
Gross unrecognized tax benefits at January 1	$1,115	$2,442	$3,107
Decrease in tax positions for previous years	—	(729)	(193)
Increases in tax positions for previous years	1,220	—	316
Increase in interest related to tax positions	102	37	18
Lapse in statute of limitations	(622)	(635)	(806)

Gross unrecognized tax benefits at December 31	$1,815	$1,115	$2,442

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,815 and $1,115 at December 31, 2012 and 2011, respectively. The Company accrues interest and penalties

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2012 and 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $435 and $276, respectively.

The Company reversed income tax contingency reserves that were determined to be no longer required due to the expiration of applicable statute of limitations. Pursuant to this reversal, the Company recorded a tax benefit of $622, $635 and $806 during 2012, 2011 and 2010, respectively.

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

With respect to DSP Israel, the Israeli tax authorities audited its income tax returns for the years up to and including 2003. The statue of limitations related to such tax returns is closed for all tax years up to and including 2005.

With respect to the Company’s Swiss subsidiary, the statute of limitations related to its tax returns is opened for all tax years since its incorporation.

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

DSP Israel’s first and second investment programs, which were completed and commenced operations in 1994 and 1996, respectively, were tax exempt for two and four years, respectively, from the first year they had

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight and six years, respectively. As of 2012, those investment programs were no longer entitled to a reduced corporate tax.

DSP Israel’s third investment program, which was completed and commenced operations in 1998, was tax exempt for two years from the first year it had taxable income and was entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2012, this investment program was no longer entitled to a reduced corporate tax.

DSP Israel’s fourth, fifth and sixth investment programs were approved in 1998, 2001 and 2003, respectively, which entitled DSP Israel to a corporate tax exemption for a period of two years and to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year the production facility subject to the investment program had taxable income. As of 2012, the fourth and fifth investment programs were no longer entitled to a reduced corporate tax.

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

As of December 31, 2012, DSP Israel believed that it met all the conditions required under the plans, which include inter-alia an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (25% for 2013) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2012, approximately $33,293 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprise”. The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprise” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed in a manner other than on its complete liquidation, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $3,699 would have been incurred as of December 31, 2012.

In November 2012, the Knesset passed Amendment No. 69 to the Investment Law (the “Trapped Earnings Law”) which provides a temporary, partial, relief from taxation on a distribution from exempt income for companies which elect the relief through November 2013. The Trapped Earnings Law allows a company to qualify a portion of its exempt income (“Elected Earnings”) for a reduced tax rate ranging between 17.5% and 6%. While the reduced tax is payable within 30 days of election, an electing company is not required to actually distribute the Elected Earnings within a certain period of time. The applicable rate is based on a linear formula involving the portion of Elected Earnings to exempt income and the applicable tax rate prescribed in the Investment Law. A company electing to qualify its exempt income must undertake to make designated investments in productive fixed assets, research and development, or wages of new employees (“Designated Investment”). The Designated Investment amount is defined by a formula which considers the portion of Elected Earnings to the exempt income and the applicable tax rate prescribed by the Investment Law.

In addition to the reduced tax rate, a distribution of Elected Earnings would be subject to a 15% withholding tax. The Trapped Earnings Law provides an exemption from the 15% withholding tax for a distribution to an Israeli resident company from companies which have elected the Beneficiary Enterprise status and waived their Approved Enterprise and Beneficiary Enterprise Status through June 2015.

At this time, the Company does not believe the Trapped Earnings Law has any effects on its financial statements.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (25% for 2012).

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

The rate of the Israeli corporate tax is as follows: 2010—25%, 2011—24% and 2012—25%. Tax at a rate of 25% applies on capital gains arising after January 1, 2003.

On December 5, 2011, the Israeli Parliament (the Knesset) passed the Law for Tax Burden Reform (Legislative Amendments), 2011 which, among others, canceled effective in 2012, the scheduled progressive reduction in the corporate tax rate. This law also increased the corporate tax rate to 25% for 2012.

i.	In connection with the CIPT Acquisition, the Company received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by its Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the CIPT Acquisition by its Swiss subsidiary. Pursuant to the tax ruling, the Company’s Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the CIPT Acquisition by its Swiss subsidiary.

j.	The Company has accumulated losses for U.S. federal and state tax purposes as of December 31, 2012 of approximately $7,315 and $3,238 , respectively, which may be carried forward and offset against future taxable income for a period of fifteen to twenty years from its creation. In addition, the Company has accumulated capital losses of approximately $1,678, which may be carried forward and offset against future capital gains for a period of five years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2012, of approximately $48,567 (including research and development expenses carry forward), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2012, of approximately $232,274, which may be carried forward and offset against future taxable income for a period of seven years from its creation.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

NOTE 14:-    BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(8,042)	$(16,242)	$(7,425)

Denominator:
Weighted average number of shares of common stock outstanding during the year used to compute basic net loss per share (in thousands)	21,950	23,247	23,229
Incremental shares attributable to exercise of outstanding options and SARs (assuming proceeds would be used to purchase treasury stock) (in thousands)	—	—	—

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	21,950	23,247	23,229

Basic net loss per share	$(0.37)	$(0.70)	$(0.32)

Diluted net loss per share	$(0.37)	$(0.70)	$(0.32)

NOTE 15:-    RESTRUCTURING COSTS AND OTHER

a.	During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. The Company anticipates that the remaining accrued restructuring cost balance of $538 will be paid out in cash throughout 2013.

b.	During the second quarter of 2012, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $116 will be paid out in cash throughout 2013.

c.	During the third quarter of 2011, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for its U.S facilities. In 2011, the Company recorded an expense in the amount of $419, consisting of employee severance costs and lease agreement termination. During 2012, the remaining restructuring expenses related to the restructuring of U.S. operations were included in research and development expenses due to the immateriality of such expenses. As of December 31, 2012, the $419 restructuring expenses mentioned above have been paid.

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

NOTE 16:-    SEGMENT INFORMATION

Description of segments:

Until the second quarter of 2012, the Company operated under one reporting segment. During the third quarter of 2012, following a change in the manner management evaluates financial information, the Company determined that it operates under three reportable segments in accordance with ASC 280 “Disclosure about Segments of an Enterprise and Related Information.”

The Company’s operating segments are as follows: Home, Office and Mobile. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run the Company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home—Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, residential gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and address home automation applications, as well as fixed-mobile convergence solutions.

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

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments.

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

Selected operating results information for each business segment was as follows for the year ended December 31, 2012 and 2011:

	Year ended December 31
	Revenues			Income (loss) from operations
	2012	2011	2010	2012	2011		2010
Home	$155,211	$188,192	$223,354	$15,040	—	*	—	*
Office	$7,579	$5,669	$2,128	$(5,156)	—	*	—	*
Mobile	$—	$—	$—	$(8,585)	—	*	—	*

Total	$162,790	$193,861	$225,482	$1,299	$(2,830)		$10,234

*)	It is impracticable to present 2011 and 2010 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2012	2011	2010
Income (loss) from operations	$1,299	$(2,830)	$10,234
Unallocated corporate, general and administrative expenses	(2,600)	(3,484)	(2,419)
Restructuring expenses	(2,008)	170	(463)
Equity-based compensation expenses	(4,983)	(6,220)	(9,553)
Intangible assets amortization expenses	(2,310)	(7,972)	(9,975)
Other income from remeasurement of initial investment in an affiliated company	—	1,343	—
Reversal of a reserve that was determined to be no longer needed due to the expiration of applicable statute of limitations included in costs of goods sold	—	—	2,500
Financial income, net	2,388	1,885	1,468

Total consolidated loss before taxes	$(8,214)	$(17,108)	$(8,208)

Major customers and geographic information

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2012	2011	2010
Revenue distribution
Hong-Kong	$84,737	$100,894	$112,319
Japan	51,033	57,260	76,986
Korea	1,968	5,909	8,081
Europe	7,429	9,180	13,043
United States	2,028	1,836	1,423
China	6,270	8,577	6,807
Taiwan	6,496	7,225	3,208
Other	2,829	2,980	3,615

	$162,790	$193,861	$225,482

DSP GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. dollars in thousands, except share and per share data

For a summary of revenues from major customers, please see Note 1. Sales to these customers were primarily related to the Company’s Home reportable segment.

The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2012	2011
Long-lived assets
Europe	$120	$131
Israel	3,151	4,981
United States	9	40
Other	426	651

	$3,706	$5,803

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2012, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders to be held on June 10, 2013.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our directors and executive officers will be presented under the captions “Proposal No. 1—Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement. Such information is incorporated herein by reference.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2012.

List of Exhibits:

Exhibit Number	Description

2.1	Share and Business Sale Agreement, dated September 3, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on 8-K filed September 7, 2007, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1B to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, Effective as of July 19, 1999 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws, effective as of July 25, 2011 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2011, and incorporated herein by reference).

3.4	Amendment to the DSP Group, Inc. Bylaws, effective as of April 3, 2012 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on April 5, 2012, and incorporated herein by reference).

10.1	Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.2	Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

Exhibit Number	Description

10.3	Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4	Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.5	Amended and Restated 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.6	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.7	Employment Agreement, dated April 22, 1996, by and between the Registrant and Eliyahu Ayalon (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference). ††

10.8	Amendment to Employment Agreement with Eliyahu Ayalon, dated as of November 3, 1997 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference). ††

10.9	Amendment to Employment Agreement with Eliyahu Ayalon, effective as of November 11, 1999 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference). ††

10.10	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of October 27, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on October 29, 2009, and incorporated herein by reference). ††

10.11	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference). ††

10.12	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 24, 2010 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 28, 2010, and incorporated herein by reference). ††

10.13	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Eli Ayalon, as amended, effective as of May 16, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.14	Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.15	Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.16	Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

Exhibit Number	Description

10.17	Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.18	Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.19	Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.20	Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.21	Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.22	Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.23	Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.24	Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference). ††

10.25	Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference). ††

10.26	Stock Appreciation Right Agreement with Eliyahu Ayalon, dated July 2, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on 8-K filed on July 5, 2006, and incorporated herein by reference). ††

10.27	Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.39 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.28	Amendment Agreement to Manufacturing Services Collaboration Agreement, dated January 27, 2009, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

Exhibit Number	Description

10.29	Agreement to Amend the Manufacturing Services Collaboration Agreement, dated December 8, 2010, by and among DSP Group, Inc., DSP Group, Ltd. and NXP B.V. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on December 10, 2010, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.30	Intellectual Property Transfer and License Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.40 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.31	Intellectual Property Library Services and R&D Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.41 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.32	Umbrella Transitional Services Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.42 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.33	Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective June 25, 2009 (filed as Exhibit 10.32 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.34	Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective January 31, 2011 (filed as Exhibit 10.33 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.35	Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011(filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.36	Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective June 9, 2002 (filed as Exhibit 10.34 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.37	Amendment to Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective January 31, 2011 (filed as Exhibit 10.35 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.38	Amendment to Employment Agreement by and between DSP Group, Ltd. and Dror Levy, as amended, effective as of May 16, 2011 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.39	Employment Agreement by and between DSP Group, Ltd. and David Dahan, effective February 1, 2012 (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.40	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of November 5, 2012(filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 9, 2012, and incorporated herein by reference). ††

10.41	Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Dror Levy, as amended, effective as of November 5, 2012 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 9, 2012, and incorporated herein by reference). ††

Exhibit Number	Description

10.42	Settlement Agreement, dated April 4, 2012, by and between DSP Group, Inc. and the entities and natural persons listed on Exhibit A to the agreement and their respective affiliates (collectively, “Starboard”) (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on April 5, 2012, and incorporated herein by reference).

10.43	DSP Group, Inc. 2012 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Registration Statement on S-8 filed in August 10, 2012, and incorporated herein by reference). ††

10.44	Amendment to Employment Agreement of Ofer Elyakim, effective March 5, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.45	Amendment to Employment Agreement of Dror Levy, effective March 5, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.46	Amendment to Employment Agreement of David Dahan, effective March 5, 2013 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/S/ OFER ELYAKIM
Ofer Elyakim Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2013

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

Signature	Title	Date

/S/ ELIYAHU AYALON Eliyahu Ayalon	Chairman of the Board	March 18, 2013

/S/ OFER ELYAKIM Ofer Elyakim	Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2013

/S/ DROR LEVY Dror Levy	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013

/S/ REUVEN REGEV Reuven Regev	Director	March 18, 2013

Thomas A. Lacey	Director	March , 2013

/S/ ZVI LIMON Zvi Limon	Director	March 18, 2013

Signature	Title	Date

/S/ YAIR SHAMIR Yair Shamir	Director	March 18, 2013

/S/ YAIR SEROUSSI Yair Seroussi	Director	March 18, 2013

Kenneth H. Traub	Director	March , 2013

/S/ PATRICK TANGUY Patrick Tanguy	Director	March 18, 2013

Schedule II

DSP GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts Sales returns reserve	117	(117)	—
Year ended December 31, 2011:
Allowance for doubtful accounts Sales returns reserve	—	—	—
Year ended December 31, 2012:
Allowance for doubtful accounts Sales returns reserve	—	—	—