Form 10-Q
period 2013-03-31
DSP GROUP INC /DE/
filed 2013-05-10
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 3, 2013, there were 22,001,181 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,225	$21,684
Restricted deposit	87	121
Marketable securities and short-term deposits	17,727	20,201
Trade receivables	24,500	20,403
Deferred income taxes	104	101
Other accounts receivable and prepaid expenses	3,429	3,656
Inventories	14,081	12,916

TOTAL CURRENT ASSETS	79,153	79,082

PROPERTY AND EQUIPMENT, NET	3,508	3,706

LONG-TERM ASSETS:
Long-term marketable securities	82,872	78,333
Long-term prepaid expenses and lease deposits	189	208
Severance pay fund	10,117	10,197
Intangible assets, net	7,960	8,380
Goodwill	5,276	5,276

	106,414	102,394

TOTAL ASSETS	$189,075	$185,182

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$14,999	$14,027
Accrued compensation and benefits	7,515	7,545
Income tax accruals and payables	1,776	1,894
Accrued expenses and other accounts payable	6,280	6,514

Total current liabilities	30,570	29,980

LONG-TERM LIABILITIES:
Deferred income taxes	1,473	1,569
Accrued severance pay	10,357	10,436
Accrued pensions	949	970

Total long-term liabilities	12,779	12,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value -
Authorized shares: 5,000,000 at March 31, 2013 and December 31, 2012; Issued and outstanding shares: none at March 31, 2013 and December 31, 2012	—	—
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2013 and December 31, 2012;
Issued and outstanding shares: 21,952,650 and 21,673,779 shares at March 31, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	347,378	346,335
Treasury stock	(122,985)	(125,724)
Accumulated other comprehensive loss	1,190	988
Accumulated deficit	(79,879)	(79,394)

Total stockholders’ equity	145,726	142,227

Total liabilities and stockholders’ equity	$189,075	$185,182

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenues	$39,650	$43,504
Cost of revenues (1)	23,944	27,526

Gross profit	15,706	15,978

Operating expenses:
Research and development (2)	9,151	11,976
Sales and marketing (3)	3,051	4,034
General and administrative (4)	2,622	3,028
Intangible assets amortization	418	593

Total operating expenses	15,242	19,631

Operating income (loss)	464	(3,653)
Financial income, net	570	480

Income (loss) before taxes on income	1,034	(3,173)
Taxes on income (income tax benefit)	(138)	89

Net income (loss)	$1,172	$(3,262)

Net earnings (loss) per share:
Basic	$0.05	$(0.14)

Diluted	$0.05	$(0.14)

Weighted average number of shares used in per share computations of net income (loss):
Basic	21,897	22,550

Diluted	22,246	22,550

(1)	Includes equity-based compensation expense in the amount of $63 and $110 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Includes equity-based compensation expense in the amount of $468 and $771 for the three months ended March 31, 2013 and 2012, respectively.
(3)	Includes equity-based compensation expense in the amount of $135 and $251 for the three months ended March 31, 2013 and 2012, respectively.
(4)	Includes equity-based compensation expense in the amount of $377 and $354 for the three months ended March 31, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Three month Ended March 31,
	2013	2012
Net income (loss):	$1,172	$(3,262)
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains	363	1,167
Reclassification adjustments for gains included in net income (loss)	(163)	(71)

Net change	200	1,096

Cash flow hedges:
Changes in unrealized gains	176	523
Reclassification adjustments for (gains) losses included in net income (loss)	(141)	39

Net change	35	562

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	3	—

Net change	3	—

Foreign currency translation adjustments, net	(36)	22

Other comprehensive income	202	1,680

Comprehensive income (loss)	$1,374	$(1,582)

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(327)	$(526)
Investing activities
Purchases of marketable securities	(15,911)	(8,627)
Purchases of deposits	—	(27)
Proceeds from maturity of marketable securities	6,056	5,930
Proceeds from maturity of deposits	—	3,000
Proceeds from sales of marketable securities	7,937	5,068
Purchases of property and equipment	(446)	(281)

Net cash (used in) provided by investing activities	(2,364)	5,063
Financial activities
Purchase of treasury stock	—	(3,968)
Issuance of common stock and treasury stock upon exercise of stock options	237	—

Net cash (used in) provided by financing activities	237	(3,968)

Increase (decrease) in cash and cash equivalents	$(2,454)	$569

Cash (erosion) due to exchange rate differences	(5)	5

Cash and cash equivalents at the beginning of the period	$21,684	$18,109

Cash and cash equivalents at the end of the period	$19,225	$18,683

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended March 31, 2012
Balance at December 31, 2011	22,502	$23		$341,352	$(122,236)	$(68,759)	$(1,756)	$148,624
Net loss		—		—	—	(3,262)		(3,262)
Change in unrealized gain from hedging activities, net		—		—	—	—	562	562
Change in unrealized loss from marketable securities, net		—		—	—	—	1,096	1,096
Change in foreign currency translation adjustments, net		—		—	—	—	22	22
Purchase of treasury stock	(691)	(1)		—	(4,442)	—	—	(4,443)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	228	*	)	—	2,331	(1,319)	—	1,012
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	3	*	)	—	32	(32)	—	—
Equity-based compensation	—	—		1,486	—	—	—	1,486

Balance at March 31, 2012	22,042	$22		$342,838	$(124,315)	$(73,372)	$(76)	$145,097
Three Months Ended March 31, 2013
Balance at December 31, 2012	21,674	$22		$346,335	$(125,724)	$(79,394)	$988	$142,227
Net income		—		—	—	1,172	—	1,172
Change in unrealized gain from hedging activities, net		—		—	—	—	35	35
Change in unrealized loss from marketable securities, net		—		—	—	—	200	200
Change in foreign currency translation adjustments, net		—		—	—	—	(36)	(36)
Change in unrealized gain from pensions, net		—		—	—	—	3	3
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	*	)	—	1,867	(1,022)	—	845
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	89	*	)	—	872	(635)	—	237
Equity-based compensation	—	—		1,043	—	—	—	1,043

Balance at March 31, 2013	21,953	$22		$347,378	$(122,985)	$(79,879)	$1,190	$145,726

*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2012.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Work-in-process	$6,414	$6,821
Finished goods	7,667	6,095

	$14,081	$12,916

Inventory write-off amounted to $51 for the three months ended March 31, 2012. For the three months ended March 31, 2013, we recorded $160 of income due to the utilization of inventory that was written off in past periods.

NOTE C—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income (loss) per share further include the effect of dilutive stock options and stock appreciation rights outstanding during the period, all in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2013	2012
Net income (loss)	$1,172	$(3,262)
Income (loss) per share:
Basic	$0.05	$(0.14)

Diluted	$0.05	$(0.14)

Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share (in thousands)	21,897	22,550
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	349	—

Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	22,246	22,550

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2013 and December 31, 2012:

	Amortized cost		Unrealized gains (losses), net		Fair value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short term deposits	$2,785	$2,708	$—	$—	$2,785	$2,708
U.S. GSE securities	2,957	1,506	3	4	2,960	1,510
Corporate obligations	93,735	93,398	1,119	918	94,854	94,316

	$99,477	$97,612	$1,122	$922	$100,599	$98,534

The amortized cost of marketable debt securities and time deposits at March 31, 2013, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value
Due in one year or less	$17,684	$44	$(1)	$17,727
Due after one year to six years	81,793	1,183	(104)	82,872

	$99,477	$1,227	$(105)	$100,599

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2013, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to U.S. treasury and GSE securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2013 amounted to $23,155. Of the unrealized losses outstanding as of March 31, 2013, the entire amount was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2013 and 2012 were $6,056 and $5,930, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2013 and 2012 were $7,937 and $5,068, respectively. Net realized gains from the sale of available-for-sale securities for the three months ended March 31, 2013 and 2012 were $163 and $71, respectively. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2013 and 2012 does not include tax benefits associated with equity-based compensation expenses. As of March 31, 2013 and December 31, 2012, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,828 and $1,815 at March 31, 2013 and December 31, 2012, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2013 and December 31, 2012, the Company had accrued interest and penalties relating to unrecognized tax benefits of $448 and $435, respectively.

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

Sales to VTech Holdings Ltd. represented 34% of the Company’s total revenues for both the three months ended March 31, 2013 and 2012. Sales to Uniden America Corporation represented 6% and 16% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. Sales to CCT Telecom Holdings Ltd represented 10% and 6% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 14% and 20% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10% and 14% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2013, the Company had no outstanding foreign exchange forward contracts and outstanding option contracts in the amount of $11,150. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $542 and $24, respectively, at March 31, 2013. The Company recorded a net amount of $518 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at March 31, 2013.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the quarter ended March 31, 2013 that resulted from the above referenced hedging transactions was $111, $11 and $19, respectively.

The fair value of the outstanding derivative instruments at March 31, 2013 and December 31, 2012 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2013	As of December 31, 2012
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	518	484

Total		$518	$484

(*)	Estimated to be reclassified into earnings during 2013.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2013 and 2012 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	2013	2012
Foreign exchange forward and put options contracts	$176	$523

	Gains (losses) on Derivatives Reclassified from OCI into Income
		for the three months ended March 31,
	Location	2013	2012
Foreign exchange forward and put options contracts	Operating expenses	$141	$(39)

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

NOTE I—EQUITY-BASED COMPENSATION

Grants for the Three Months Ended March 31, 2013 and March 31, 2012:

The weighted average estimated fair value of employee stock options, share appreciation rights (“SAR”) and restricted stock units (“RSU”) granted during the three months ended March 31, 2013 and 2012 was $4.30 and $2.36 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2013	Three months ended March 31, 2012
Volatility (1)	46.23%	48.30%
Risk-free interest rate (1)	1.40%	2.24%
Dividend yield (1)	0%	0%
Pre-vest cancellation rate	3.75%	3.62%
Post-vest cancellation rate (1)	1.31%	2.69%
Suboptimal exercise factor (1)	1.75	1.57

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options and SARs granted during the three months ended March 31, 2013 and 2012 derived from the binomial model was 4.53 and 4.14 years, respectively.

(1)	The RSUs granted during the three months ended March 31, 2013 were not included in the average calculated numbers in the table above since those parameters were not used in the RSU calculation.

Employee Stock Benefit Plans

As of March 31, 2013, the Company had five equity incentive plans and one employee stock purchase plan. As of March 31, 2013, approximately 398,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 291,420 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs / RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at January 1, 2013	9,622	$10.72
Options granted	434	$6.07
RSUs granted	350	—
Options / SARs / RSUs cancelled/forfeited/expired	(497)	$12.45
Options / SARs / RSUs exercised	(408)	$6.22
Outstanding at March 31, 2013 (1)	9,501	$10.21	3.44	10,876
Exercisable at March 31, 2013 (2)	7,022	$11.83	2.67	4,855

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2013 ($8.07 per share).
(1)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 6,763 shares of the Company’s common stock as of March 31, 2013. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 4,856 shares of the Company’s common stock as of March 31, 2013.
(3)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2013 with exercise prices above $8.07 per share (the closing price of the Company’s common stock on March 31, 2013) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price
Above $8.07	3,503	$16.99	56	$8.25	3,560	$16.85
Less than $8.07	3,519	$6.69	2,423	$5.58	5,942	$6.24
Total	7,022	$11.83	2,479	$5.65	9,501	$10.21

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2013 and 2012 totaled $1,043 and $1,486, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, there was $4,686 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2013 through 2017.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Components of net periodic benefit cost
Service cost and amortization of loss	$4	$45
Interest cost	9	12
Expected return on plan assets	(2)	(1)
Net periodic benefit cost (income)	$11	$56

The net pension liability as of March 31, 2013 amounted to $949.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013:

	Balance as of	Fair Value Measurements
	March 31, 2013	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,214	—	$1,214	—
Money market mutual funds	$3,689	$3,689	—	—
Short-term marketable securities and cash deposits:
Time deposits	$2,785	—	$2,785	—
Corporate debt securities	$14,942	—	$14,942	—
Long-term marketable securities:
U.S. GSE securities	$2,960	—	$2,960	—
Corporate debt securities	$79,912	—	$79,912	—
Derivative assets	$518	—	$518	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012.

	Balance as of December 31, 2012	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,668	—	$1,668	—
Money market mutual funds	$3,548	$3,548	—	—
Short-term marketable securities and time deposits:
U.S. GSE securities	$—	—	$—	—
Corporate debt securities	$17,493	—	$17,493	—
Time deposits	$2,708	—	$2,708	—
Long-term marketable securities:
U.S. GSE securities	$1,510	—	$1,510	—
Corporate debt securities	$76,823	—	$76,823	—
Derivative assets	$484	—	$484	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2013 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

No shares were repurchased under the Company’s board authorized share repurchase program during the first quarter of 2013. As of March 31, 2013, 307,749 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

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

During the first three months of 2013, the Company issued approximately 279,000 shares of common stock out of treasury stock to employees who exercised their stock options or stock appreciation rights or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER

a.	During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. The Company anticipates that the remaining accrued restructuring cost balance of $352 will be paid out in cash throughout the rest of 2013.

b.	During the second quarter of 2012, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $39 will be paid out in cash throughout the rest of 2013.

NOTE N:- SEGMENT INFORMATION

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$37,240	$41,764	$6,601	$2,437
Office	$2,410	$1,740	$(1,645)	$(1,572)
Mobile	$—	$—	$(2,430)	$(1,322)

Total	$39,650	$43,504	$2,526	$(457)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Three months ended March 31,
	2013	2012
Income (loss) from operations	$2,526	$(457)
Unallocated corporate, general and administrative expenses	(601)	(1,117)
Equity-based compensation expenses	(1,043)	(1,486)
Intangible assets amortization expenses	(418)	(593)
Financial income, net	570	480

Total consolidated loss before taxes	$1,034	$(3,173)

NOTE O—ACCUMULATED-OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$922	$483	$(237)	$(180)	$988
Other comprehensive income before reclassifications	363	176	—	(36)	503
Amounts reclassified from accumulated other comprehensive income	(163)	(141)	3	—	(301)

Net current period other comprehensive income	200	35	3	(36)	202

Ending balance	$1,122	$518	$(234)	$(216)	$1,190

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In millions)
Gains on available-for-sale marketable securities	$(163)	Financial income, net
	—	Provision for income taxes

	(163)	Total, net of income taxes
Gains on cash flow hedges—	—
	(111)	Research and development
	(11)	Sales and marketing
	(19)	General and administrative

	(141)	Total, before income taxes
	—	Provision for income taxes

	(141)	Total, net of income taxes
Losses on components of defined benefit plans	2	Research and development
	1	Sales and marketing

	3	Total, before income taxes

	—	Provision for income taxes

	3	Total, net of income taxes

Total reclassifications for the period	(301)	Total, net of income taxes

NOTE P—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassification out of accumulated other comprehensive income “AOCI” by requiring an entity to report the effect of significant reclassifications out of AOCI. The Company adopted this new guidance on January 1, 2013, and the adoption did not have a material effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the rest of 2013;

•	Our belief that our past research and development investments in new technologies are beginning to materialize;

•

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

•

Our belief that the market will remain price sensitive for the rest of 2013 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

•	Our anticipation that annualized revenues generated from our next generation products to increase significantly in 2013 as compared to 2012;

•	Our believe that commercial shipments of products incorporating our next generation products will continue during the rest of 2013;

•	Our anticipation that there will be a significant decrease in our operating expenses for 2013, as compared to 2012; and

•	Our belief that our available cash and cash equivalents at March 31, 2013 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, CoIP, 2.4GHz and 5.8GHz chipsets representing approximately 93% of our total revenues for the first quarter of 2013.

We believe that our operating results for the first quarter of 2013, highlighted by a return to GAAP operating profitability, demonstrate the success of the company’s strategic plan and the value of our research and development investments in recent years. Despite continued weakness in the company’s cordless segment, which negatively impacted the top line on a year-over-year basis, changes to the company’s cost structure, as implemented in 2012, continue to yield positive operational results.

Our revenues were $39.7 million for the first three months of 2013, up 3% sequentially and a decrease of 9% in comparison to the same period of 2012. The decrease in our revenues for the first quarter of 2013, in comparison to the same period of 2012, was mainly due to a decrease in sales of our DECT 6.0 products for the U.S. market offset to some extent by an increase in our DECT product sales for the European market. Revenues derived from the sale of DECT products represented 83% of our total revenues for the first three months of 2013, as compared to 81% of our total revenues for the first three months of 2012. Our gross margin increased to 39.6% of our total revenues for the three months of 2013 from 36.7% for the first three months of 2012, primarily due to (i) a decrease in the provision for slow and obsolete inventories, (ii) an improvement in the production yield and direct contribution of certain of our products, (iii) a change in the mix of products sold and customers, and (iv) a decrease in other production expenses, such as materials, subcontractors, shipping and payroll expenses. Our gross margin has improved for six consecutive quarters. Our operating income was $0.5 million for the first quarter of 2013, as compared to an operating loss of $3.7 million for the first quarter of 2012. The change from operating loss to operating income was mainly as a result of a decrease in operating expenses in all expense categories during the first quarter of 2013 as well as due to the improvement in gross margin, as compared to the first quarter of 2012, offset to some extent by a decrease in total revenues during the first quarter of 2013, as compared to the first quarter of 2012. Our operating expenses decreased by 22% to $15.2 million for the first quarter of 2013, as compared to $19.6 million for the first quarter of 2012. As a result of the two cost reduction programs that were implemented during 2012, we expect that our 2013 operating expenses will decrease as compared to 2012.

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

In addition, we are concentrating our development efforts on other next generation products. Our next generation products also include: (i) DECT/CAT-iq integrated circuits targeted for residential gateway devices supplied by telecommunication service providers; such products integrate the DECT/CAT-iq functionality, as well as address home automation applications and fixed-mobile convergence solutions, which products are included in our home segment; and (ii) VoIP products for enterprise, which products are included in our office segment. We hope to leverage our strong technology base and customer relationships with our next generate products to maximize growth and revenue opportunities.

We are seeing evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our next generation products. Commercial shipments for some products have begun with more shipments to occur during 2013. Aggregate revenues derived from our next generate products were 17.3%, and 11.3% of our total revenues for the first quarter of 2013 and 2012, respectively. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annualized revenues generated from our next generation products to increase significantly in 2013 as compared to 2012.

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

Nonetheless, we remain focused on generating non-GAAP operating income for 2013, and continue to closely monitor market trends. As a result of our cost cutting measures implemented during 2012, we anticipate a significant decrease in our operating expenses for 2013, as compared to 2012. As of March 31, 2013, our principal source of liquidity consisted of cash and cash equivalents of $19.2 million and marketable securities and short term deposits of $100.6 million, totaling $119.8 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $39.7 million for the first quarter of 2013, as compared to $43.5 million for the same period in 2012. This decrease was primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of DECT products were $32.9 million and $35.3 million for the first quarter of 2013 and 2012, respectively; representing approximately 83% and 81% of our total revenues for the first quarter of 2013 and 2012, respectively, a decrease of 7% in absolute dollars for the comparable periods.

The above mentioned DECT decrease was mainly attributable to a decline in market demand. In addition, sales of our DECT 6.0 products for the U.S end market were $13.8 million and $19.7 million for the first quarter of 2013 and 2012, respectively, representing 35% and 45% of our total revenues for the first quarter of 2013 and 2012, respectively. Sales of our DECT products for the European market increased from $14.1 million for the first quarter of 2012 to $16.5 million for the first quarter of 2013, representing 42% and 33% of our total revenues for the first quarter of 2013 and 2012, respectively. The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Period ended March 31,
	2013	2012
United States	$969	$275
Japan	8,265	15,624
Europe	2,731	2,336
Hong Kong	22,490	21,192
Korea	259	768
China	1,708	1,685
Taiwan	2,395	1,180
Other	833	444

Total revenues	$39,650	$43,504

Sales to our customers in Hong Kong increased for the first quarter of 2013, as compared to the same period of 2012, representing a 6% increase in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted from an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 44% increase in absolute dollars and an increase in sales to Shenzhen Guo Wei Electronics Ltd., representing a 95% increase in absolute dollars. The increase in our sales to Hong Kong for the comparable periods was offset to some extent by a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 8% decrease in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from a decrease in sales to Uniden America Corporation (“Uniden”), representing a 63% decrease in absolute dollars and a decrease in sales to Panasonic Communications Co., Ltd (“Panasonic”) through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), representing a 34% decrease in absolute dollars.

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 34% of our total revenues for both the three months ended March 31, 2013 and 2012. Sales to CCT Telecom, another Hong Kong based customer, represented 10% and 6% of our total revenues for the first three months of 2013 and 2012, respectively. Sales to Uniden, a Japanese-based customer, represented 6% and 16% of our total revenues for the first three months of 2013 and 2012, respectively.

Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 14% of our total revenues for the first three months of 2013, as compared to 20% for the comparable period of 2012.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10% and 14% of our total revenues for the first three months of 2013 and 2012, respectively.

Significant Products. Revenues from our DECT products represented 83% of our total revenues for the first quarter of 2013. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for 2013. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 39.6% for the first quarter of 2013 and 36.7% for the first quarter of 2012. The increase in our gross profit was primarily due to (i) a decrease in the provision for slow and obsolete inventories, (ii) an improvement in the production yield and direct contribution of certain of our products, (iii) change in the mix of our products sold and customers, and (iv) a decrease in other production expenses, such as materials, subcontractors, shipping and payroll expenses.

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

Research and Development Expenses. Our research and development expenses decreased to $9.2 million for the first quarter of 2013 from $12.0 million for the first quarter of 2012. The decrease for the first quarter of 2013 in research and development expenses, as compared to 2012, was mainly due to (i) the execution of two restructuring plans during the second and third quarter of 2012, which reduced the number of our research and development employees and as a result reduced the related payroll expenses for the first quarter of 2013, in comparison to the first quarter of 2012, by $1.7 million, (ii) a decrease in projects related expenses (mainly IP expenses, CAD tools and travel expenses) in the amount of $0.7 million, and (iii) a decrease in equity-based compensation expenses in the amount of $0.3 million.

Our research and development expenses as a percentage of our total revenues were 23% for the three months ended March 31, 2013 and 28% for the three months ended March 31, 2012. This decrease in research and development expenses as a percentage of our total revenues was due to a decrease in absolute dollars of research and development expenses for the first quarter of 2013 as compared to 2012, offset to some extent by the decrease in total revenues for the first quarter of 2013, as compared to 2012.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $3.1 million and $4.0 million for the first quarter of 2013 and 2012, respectively. The decrease in sales and marketing expenses between the first quarter of 2013 and 2012 was mainly attributed to (i) a decrease in the number of sales and marketing employees and labor expenses in the amount of $0.7 million, (ii) a decrease in overseas travel expenses in the amount of $0.1 million, and (iii) a decrease in equity-based compensation expenses in the amount of $0.1 million.

Our sales and marketing expenses as a percentage of total revenues were 8% for the three months ended March 31, 2013 and 9% for the three months ended March 31, 2012. This decrease in sales and marketing expenses as a percentage of our total revenues was due to a decrease in absolute dollars of sales and marketing expenses for the first quarter of 2013 as compared to 2012, offset to some extent by the decrease in total revenues for the first quarter of 2013, as compared to 2012.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $2.6 million for the first quarter of 2013, as compared to $3.0 million for the first quarter of 2012. The decrease for the first quarter of 2013 in general and administrative expenses, as compared to the comparable period for 2012, was mainly due to a decrease in accounting and stockholders and investors relations expenses in the amount of $0.5 million.

General and administrative expenses as a percentage of our total revenues were 7% for both the first quarter of 2013 and 2012.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments.

Selected operating results information for each business segment was as follows for the three months ended March 31, 2013 and 2012:

	Three months March 31,
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$37,240	$41,764	$6,601	$2,437
Office	$2,410	$1,740	$(1,645)	$(1,572)
Mobile	$—	$—	$(2,430)	$(1,322)

Total	$39,650	$43,504	$2,526	$(457)

Sales to our customers in the home segment decreased for the first quarter of 2013 as compared to the first quarter of 2012, representing a decrease of 11% in absolute dollars. The decrease in our sales in the home segment for the comparable periods was mainly attributable to a decline in market demands and a decrease in the average selling prices of cordless phones over the comparative periods.

Sales to our customers in the office segment increased for the first quarter of 2013 as compared to the first quarter of 2012, representing an increase of 39% in absolute dollars. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in market share in sales to this new segment and an increase in market demand for VoIP products.

The reconciliation of segment operating results information to our consolidated financial information was as follows:

	As of March 31,
	2013	2012
Income (loss) from operations	$2,526	$(457)
Unallocated corporate, general and administrative expenses	(600)	(1,117)
Equity-based compensation expenses	(1,043)	(1,486)
Intangible assets amortization expenses	(418)	(593)
Financial income, net	570	480

Total consolidated loss before taxes	$1,035	$(3,173)

Amortization of Intangible Assets. During the first quarter of 2013, we recorded an expense of $0.4 million, as compared to $0.6 million for the three month ended March 31, 2012, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone Communications in 2011. The sequential decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the CIPT acquisition, offset to some extent by an increase in the amortization of intangible assets associated with the acquisition of BoneTone Communications in the first quarter of 2013, as compared to the first quarter of 2012.

Financial Income, net. Financial income, net, was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase in financial income, net, during the first quarter of 2013 as compared to 2012 resulted mainly from an increase in profit due to the sale of marketable securities during the first quarter of 2013, as compared to the first quarter of 2012.

Provision for Income Taxes. During the first quarter of 2013, we recorded an income tax benefit of $0.1 million, as compared to tax expense of $0.1 million recorded for the first quarter of 2012. The income tax benefit for the first quarter of 2013 was mainly attributed to (i) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.1 million and (ii) the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.1 million.

As of March 31, 2013 and December 31, 2012, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25% for 2012 and 2013). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first quarter of 2013, we used $0.3 million of cash and cash equivalents for our operating activities as compared to cash used for operating activities in the amount of $0.5 million for the first quarter of 2012. The increase in cash and cash equivalents that were generated from operating activities in the first quarter of 2013 as compared to the first quarter of 2012, which was the direct result of the increase in net income in the first quarter of 2013 as compared to the first quarter of 2012, was offset by working capital changes, mainly an increase in account receivables and inventories in the first quarter of 2013 as compared to the first quarter of 2012.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2013, we purchased $15.9 million of marketable securities, as compared to $8.6 million used to purchase marketable securities during the first three months of 2012. During the first three months of 2013 and 2012, $6.1 million and $5.9 million, respectively, of marketable securities matured and were called by the issuer. During the first three months of 2013 and 2012, $7.9 million and $5.1 million, respectively, of marketable securities were sold. Additionally, during the first three months of 2012, $3.0 million of short term deposits matured. As of March 31, 2013, the amortized cost of our marketable securities and short term deposits was $99.5 million and their stated market value was $100.6 million, representing an unrealized gain of $1.1 million.

Our capital equipment purchases for the first three months of 2013, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.4 million, as compared to $0.3 million for the first three months of 2012.

Financing Activities. During the first quarter of 2013, we didn’t repurchase any shares of common stock. During the first quarter of 2012, we repurchased 691,000 shares of common stock at an average purchase price of $6.43 per share for an aggregate purchase price of $4,442,000, of which only $3,968,000 was paid in cash as of March 31, 2012. In addition, during the first quarter of 2013, we received $0.2 million upon the exercise of employee stock options. No exercises of employees stock options were executed during the first quarter of 2012. We can’t predict cash flows from exercises of stock options for future periods.

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

As of March 31, 2012, approximately 0.3 million shares of our common stock remained authorized for repurchase under our board-authorized share repurchase program.

As of March 31, 2013, we had cash and cash equivalents totaling approximately $19.2 million and marketable securities and time deposits of approximately $100.6 million.

Our working capital at March 31, 2013 was approximately $48.6 million, compared to $61.1 as of March 31, 2012. The decrease in working capital was mainly due to the repurchase of our common stock in the amount of $4.1 million since March 31, 2012 and the replacement of short term marketable securities and deposits with long term marketable securities, offset to some extent by the cash and cash equivalents generated from the operating activities since March 31, 2012. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2013, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2013. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 1A.	RISK FACTORS

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business; (8) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (9) changes to the Risk Factor below entitled “Our business could be negatively affected as a result of a proxy fight and the actions of activist stockholders.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first three months of 2013. Specifically, sales of our DECT, 2.4GHz, 5.8GHz and CoIP products comprised 93% and 94% of our total revenues for the first quarter of 2013 and 2012, respectively. Revenues from our DECT products represented 83% and 81% of our total revenues for the first quarter of 2013 and 2012, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic, Uniden and CCT Telecom accounted for approximately 60% and 69% of our total revenues for the first quarter of 2013 and 2012, respectively. Sales to VTech represented 34% of our total revenues for both the first quarter of 2013 and 2012, respectively. Sales to Panasonic represented 10% and 14% of our total revenues for the first quarter of 2013 and 2012, respectively. Sales to Uniden represented 6% and 16% of our total revenues for the first quarter of 2013 and 2012, respectively. Sales to CCT Telecom represented 10% and 6% of our total revenues for the first quarter of 2013 and 2012. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market, which is an intensively competitive market with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear product family, a comprehensive voice enhancement and noise cancellation product targeted for mobile devices. Although a number of potential customers have expressed interest, we do not currently have any design wins for this product family, which is the initial step to incorporating this product with a OEM, and we cannot assure you that we will be successful in doing so. Even if we achieve design wins, the design-in process is labor intensive, long and often delayed. Therefore, the period from design-in to revenue generation may be long, and during the interim period, we would be expending significant time and resources through our sales and development cycles, potentially without achieving any economic return. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our competitors include Audience and Cirrus Logic. We also face competition from smaller, privately held companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving any design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 14% and 20% of our total revenues for the first quarter of 2013 and 2012, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10% and 14% of our total revenues for the first quarter of 2013 and 2012, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products, such as our 2.4GHz products. The DECT product line represented 83% of our total revenues for the first quarter of 2013. Therefore, increased sales of our DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 99% of our total revenues for the first quarter of 2013 and 2012, respectively. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products, especially our HDClear product family. We are exploring opportunities to expand sales of our products in China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia as a result of the cyclical nature of manufacturing capacity, the cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. Our future growth is dependent on market acceptance and penetration of our new products, especially our HDClear product family, for which we can provide no assurances. Our revenue growth is also dependent on the successful deployment of our new VoIP and BoneTone products. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2013, 205 of our 299 employees were located in Israel, including 137 out of 186 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Because our products are complex, the detection of errors in our products may be delayed, and if we deliver products with material defects, our credibility will be harmed, the sales and market acceptance of our products may decrease and product liability claims may be made against us.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for the first quarter of 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

The anti-takeover provisions in our certificate of incorporation and bylaws could prevent or discourage a third party from acquiring us.

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

Our business could be negatively affected as a result of the proxy fight and the actions of activist stockholders.

Starboard Value and Opportunity Master Fund Ltd (collectively “Starboard”) has nominated candidates for each director position to be elected at our 2013 annual meeting of stockholders and has filed a proxy statement to solicit votes for its director nominees. Starboard is an activist stockholder that has engaged in numerous proxy contests. In April 2012, to avoid a proxy contest with Starboard at the 2012 annual meeting, we entered into an agreement with Starboard pursuant to which two directors selected by Starboard (the “Starboard Nominees”) were named to our board of directors. Each of the Starboard Nominees has been named at Starboard’s insistence to boards of other public companies in which Starboard has acquired a stake. If Starboard is successful in the proxy contest at our 2013 annual meeting, directors designated by Starboard would represent a majority of the members of the board of directors of the company.

Our efforts to convince Starboard not to engage in a proxy contest have been unsuccessful to date. With a proxy contest, litigation could ensue. In connection or as a result of such a contest, litigation and related matters, our business, business prospects and results of operations and financial condition could be subject to a material adverse effect, including because: (i) responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our management and employees; (ii) perceived uncertainties as to our future direction may result in the loss of existing customers and potential business opportunities, and (iii) it may make it more difficult for us to attract and retain qualified personnel and business partners. A proxy contest could also cause our stock price to experience periods of volatility.

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

No shares were repurchased under the Company’s board authorized share repurchase program during the first quarter of 2013.

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

At March 31, 2013, 307,749 shares of our common stock remained available for repurchase under our board authorized share repurchase program, including the Rule 10b5-1 plan. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: May 10, 2013	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)