Form 10-Q
period 2013-06-30
DSP GROUP INC /DE/
filed 2013-08-09
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 2, 2013, there were 22,556,883 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,539	$21,684
Restricted deposit	80	121
Marketable securities and short-term deposits	19,661	20,201
Trade receivables, net	24,876	20,403
Deferred income taxes	107	101
Other accounts receivable and prepaid expenses	2,676	3,656
Inventories	15,312	12,916

TOTAL CURRENT ASSETS	78,251	79,082

PROPERTY AND EQUIPMENT, NET	3,253	3,706

LONG-TERM ASSETS:
Long-term marketable securities	84,614	78,333
Long-term prepaid expenses and lease deposits	183	208
Severance pay fund	10,341	10,197
Intangible assets, net	7,544	8,380
Goodwill	5,276	5,276

	107,958	102,394

TOTAL ASSETS	$189,462	$185,182

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$14,315	$14,027
Accrued compensation and benefits	7,067	7,545
Income tax accruals and payables	1,979	1,894
Accrued expenses and other accounts payable	6,598	6,514

Total current liabilities	29,959	29,980

LONG-TERM LIABILITIES:
Deferred income taxes	1,376	1,569
Accrued severance pay	10,552	10,436
Accrued pensions	969	970

Total long-term liabilities	12,897	12,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at June 30, 2013 and December 31, 2012; Issued and outstanding shares: none at June 30, 2013 and December 31, 2012	—	—
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at June 30, 2013 and December 31, 2012 Issued and outstanding shares: 22,172,088 and 21,673,779 shares at June 30, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	348,423	346,335
Treasury stock	(120,829)	(125,724)
Accumulated other comprehensive loss	(713)	988
Accumulated deficit	(80,297)	(79,394)

Total stockholders’ equity	146,606	142,227

Total liabilities and stockholders’ equity	$189,462	$185,182

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$40,692	$44,191	$80,342	$87,695
Cost of revenues (1)	24,530	27,680	48,474	55,206

Gross profit	16,162	16,511	31,868	32,489

Operating expenses:
Research and development, net (2)	9,183	11,421	18,334	23,397
Sales and marketing (3)	2,674	3,761	5,725	7,795
General and administrative (4)	3,848	2,803	6,470	5,831
Intangible assets amortization	418	593	836	1,186
Restructuring expenses	—	693	—	693

Total operating expenses	16,123	19,271	31,365	38,902

Operating income (loss)	39	(2,760)	503	(6,413)
Interest and other income, net	755	587	1,325	1,067

Income (loss) before taxes on income	794	(2,173)	1,828	(5,346)
Taxes on income (income tax benefit)	44	51	(94)	140

Net income (loss)	$750	$(2,224)	$1,922	$(5,486)

Net income (loss) per share:
Basic	$0.03	$(0.10)	$0.09	$(0.25)

Diluted	$0.03	$(0.10)	$0.09	$(0.25)

Weighted average number of shares used in per share computations of net income (loss):
Basic	22,059	21,751	21,978	22,151

Diluted	22,875	21,751	22,561	22,151

(1)	Includes equity-based compensation expense in the amount of $63 and $95 for the three months ended June 30, 2013 and 2012, respectively; and $126 and $205 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Includes equity-based compensation expense in the amount of $470 and $686 for the three months ended June 30, 2013 and 2012, respectively; and $938 and $1,457 for the six months ended June 30, 2013 and 2012, respectively.
(3)	Includes equity-based compensation expense in the amount of $133 and $217 for the three months ended June 30, 2013 and 2012, respectively; and $268 and $468 for the six months ended June 30, 2013 and 2012, respectively.
(4)	Includes equity-based compensation expense in the amount of $379 and $460 for the three months ended June 30, 2013 and 2012, respectively; and $756 and $814 for the six months ended June 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Three months Ended June 30,
	2013	2012
Net income (loss):	$750	$(2,224)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains	(1,359)	(6)
Reclassification adjustments for gains included in net loss	(380)	(170)

Net change	(1,739)	(176)

Cash flow hedges:
Changes in unrealized gains (losses)	85	(478)
Reclassification adjustments for (gains) losses included in net income (loss)	(262)	126

Net change	(177)	(352)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	3	2

Net change	3	2

Foreign currency translation adjustments, net	10	(44)

Other comprehensive loss	(1,903)	(570)

Comprehensive loss	$(1,153)	$(2,794)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Six months Ended June 30,
	2013	2012
Net income (loss):	$1,922	$(5,486)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains	(996)	1,161
Reclassification adjustments for gains included in net income (loss)	(542)	(241)

Net change	(1,538)	920

Cash flow hedges:
Changes in unrealized gains	261	45
Reclassification adjustments for (gains) losses included in net income (loss)	(403)	165

Net change	(142)	210

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	6	4

Net change	6	4

Foreign currency translation adjustments, net	(27)	(24)

Other comprehensive income (loss)	(1,701)	1,110

Comprehensive income (loss)	$221	$(4,376)

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$476	$1,684
Investing activities
Purchase of marketable securities	(39,336)	(34,371)
Purchase of deposits	—	(27)
Proceeds from maturity of marketable securities	9,242	15,625
Proceeds from sales of marketable securities	22,961	16,097
Proceeds from maturity of deposits	—	13,000
Purchases of property and equipment	(710)	(525)

Net cash provided by (used in) investing activities	(7,843)	9,799
Financing activities
Purchase of treasury stock	—	(7,513)
Issuance of treasury stock for cash upon exercise of stock options	1,223	—

Net cash provided by (used in) financing activities	1,223	(7,513)

Increase (decrease) in cash and cash equivalents	$(6,144)	$3,970

Cash erosion due to exchange rate differences	(1)	(33)

Cash and cash equivalents at the beginning of the period	$21,684	$18,109

Cash and cash equivalents at the end of the period	$15,539	$22,046

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Three Months Ended June 30, 2012	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2012	22,042	$22		$342,838	$(124,315)	$(73,372)	$(76)	$145,097
Net loss	—	—		—	—	(2,224)	—	(2,224)
Change in unrealized loss from hedging activities, net	—	—		—	—	—	(352)	(352)
Change in unrealized loss from marketable securities, net	—	—		—	—	—	(176)	(176)
Change in foreign currency translation adjustments, net	—	—		—	—	—	(42)	(42)
Purchase of treasury stock	(492)	*	)	—	(3,070)	—	—	(3,070)
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	5	*	)	—	48	(48)	—	—
Equity-based compensation	—	—		1,458	—	—	—	1,458

Balance at June 30, 2012	21,555	$22		$344,296	$(127,337)	$(75,644)	$(646)	$140,691

Three Months Ended June 30, 2013
Balance at March 31, 2013	21,953	$22		$347,378	$(122,985)	$(79,879)	$1,190	$145,726
Net income	—	—		—	—	750	—	750
Change in unrealized gain from hedging activities, net	—	—		—	—	—	(177)	(177)
Change in unrealized gain from marketable securities, net	—	—		—	—	—	(1,739)	(1,739)
Change in foreign currency translation adjustments, net	—	—		—	—	—	10	10
Change in unrealized gain from pensions, net	—	—		—	—	—	3	3
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees	219	*	)	—	2,156	(1,168)	—	988
Equity-based compensation	—	—		1,045	—	—	—	1,045

Balance at June 30, 2013	22,172	$22		$348,423	$(120,829)	$(80,297)	$(713)	$146,606

*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six Months Ended June 30, 2012
Balance at December 31, 2011	22,502	$23		$341,352	$(122,236)	$(68,759)	$(1,756)	$148,624
Net loss		—		—	—	(5,486)		(5,486)
Change in unrealized loss from hedging activities, net		—		—	—	—	210	210
Change in unrealized gain from marketable securities, net		—		—	—	—	920	920
Change in unrealized gain from pensions, net		—		—	—	—	1	1
Change in foreign currency translation adjustments, net		—		—	—	—	(21)	(21)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	228	*	)	—	2,331	(1,319)	—	1,012
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	8	*	)	—	80	(80)	—	—
Purchase of treasury stock	(1,183)	(1)		—	(7,512)	—	—	(7,513)
Equity-based compensation	—	—		2,944	—	—	—	2,944

Balance at June 30, 2012	21,555	$22		$344,296	$(127,337)	$(75,644)	$(646)	$140,691

Six Months Ended June 30, 2013
Balance at December 31, 2012	21,674	$22		$346,335	$(125,724)	$(79,394)	$988	$142,227
Net income		—		—	—	1,922	—	1,922
Change in unrealized gain from hedging activities, net		—		—	—	—	(142)	(142)
Change in unrealized gain from marketable securities, net		—		—	—	—	(1,538)	(1,538)
Change in unrealized gain from pensions, net		—		—	—	—	6	6
Change in foreign currency translation adjustments, net		—		—	—	—	(27)	(27)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	*	)	—	1,870	(1,023)	—	847
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees	308	*	)	—	3,025	(1,802)	—	1,223
Equity-based compensation	—	—		2,088	—	—	—	2,088

Balance at June 30, 2013	22,172	$22		$348,423	$(120,829)	$(80,297)	$(713)	$146,606

*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2012.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Work-in-process	$7,342	$6,821
Finished goods	7,970	6,095

	$15,312	$12,916

Inventory write-off amounted to $75 for the six months ended June 30, 2012. For the six months ended June 30, 2013, the Company recorded $207 of income due to the utilization of inventory that was written off in the past.

NOTE C—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income (loss) per share further includes the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	Unaudited
Net income (loss)	$750	$(2,224)	$1,922	$(5,486)
Income (loss) per share:
Basic	$0.03	$(0.10)	$0.09	$(0.25)
Diluted	$0.03	$(0.10)	$0.09	$(0.25)
Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share (in thousands)	22,059	21,751	21,978	22,151
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	816	—	583	—

Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	22,875	21,751	22,561	22,151

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities and short-term deposits at June 30, 2013 and December 31, 2012:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30 2013	December 31, 2012
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short-term deposits	$2,821	$2,708	$—	$—	$2,821	$2,708
U.S. GSE securities	3,599	1,506	(23)	4	3,576	1,510
Corporate obligations	98,471	93,398	(593)	918	97,878	94,316

	$104,891	$97,612	$(616)	$922	$104,275	$98,534

The amortized cost of short-term deposits and available-for-sale debt securities at June 30, 2013, by contractual maturities, is shown below:

	Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value
Due in one year or less	$19,607	$54	$—	$19,661
Due after one year to five years	85,284	501	(1,171)	84,614

	$104,891	$555	$(1,171)	$104,275

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2013, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

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

The unrealized losses related to U.S. treasury and GSE securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2013 amounted to $56,436. Of the unrealized losses outstanding as of June 30, 2013, the entire amount was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2013 and 2012 were $9,242 and $15,625, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2013 and 2012 were $22,961 and $16,097, respectively. Net realized gains from the sale of available-for sale marketable securities for the six months ended June 30, 2013 were $542, as compared to net realized gains of $241 for the same period in 2012. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the six months ended June 30, 2013 and 2012 does not include tax benefits associated with equity-based compensation expenses. As of June 30, 2013 and December 31, 2012, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,838 and $1,815 at June 30, 2013 and December 31, 2012. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2013 and December 31, 2012, the Company had accrued interest and penalties relating to unrecognized tax benefits of $458 and $435, respectively.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 39% and 38% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively. Sales to VTech represented 36% of the Company’s total revenues for both the six months ended June 30, 2013 and 2012, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 17% and 23% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively. Additionally, Tomen Electronics accounted for 16% and 22% of the Company’s total revenues for the six months ended June 30, 2013 and 2012, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% and 17% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively. Sales to Panasonic through Tomen Electronics generated 11% and 16% of the Company’s total revenues for the six months ended June 30, 2013 and 2012, respectively.

Additionally, sales to Uniden America Corp. (“Uniden”) represented 4% and 11% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively. Sales to Uniden represented 5% and 13% of the Company’s total revenues for the six months ended June 30, 2013 and 2012, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2013, the Company had outstanding option contracts in the amount of $6,200. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $352 and ($10), respectively, at June 30, 2013. The Company recorded a net amount of $342 in accounts receivable and prepaid expenses in the condensed consolidated balance sheets at June 30, 2013.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2013 that resulted from the above referenced hedging transactions was $206, $20 and $36, respectively. The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2013 that resulted from the above referenced hedging transactions was $316, $31 and $56, respectively.

The fair value of the outstanding derivative instruments at June 30, 2013 and December 31, 2012 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2013	As of December 31, 2012
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	$342	$484

Total		$342	$484

*)	Estimated to be reclassified into earnings for the remainder of 2013.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2013 and 2012 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2013	2012	2013	2012
Foreign exchange forward contracts	$85	$(478)	$261	$45

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2013	2012	2013	2012
Foreign exchange forward contracts	Operating expenses	$262	$(126)	$403	$(165)

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended June 30, 2013 and June 30, 2012:

The weighted average estimated fair value of employee stock options and stock appreciation rights (“SARs”) granted during the three months ended June 30, 2013 and 2012 was $4.12 and $3.12, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended June 30, 2013	Three months ended June 30, 2012
Volatility	46.06%	46.68%
Risk-free interest rate	1.45%	1.30%
Dividend yield	0%	0%
Pre-vest cancellation rate	2.79%	0.82%
Post-vest cancellation rate	1.10%	0.17%
Suboptimal exercise factor	2.14	2.30

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for stock options and SARs granted during the three months ended June 30, 2013 and 2012 derived from the binomial model was 5.29 years and 5.38 years, respectively.

Employee Stock Benefit Plans

As of June 30, 2013, the Company had three equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2013, approximately 898,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,642,800 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, SAR and restricted stock unit (“RSU”) grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at March 31, 2013	9,501	$10.21
Options granted	90	$8.08
Options / SARs/RSUs cancelled/forfeited/expired	(924)	$20.91
Options / SARs / RSUs exercised	(398)	$6.20
Outstanding at June 30, 2013 (1)	8,269	$9.19	3.23	$11,186
Exercisable at June 30, 2013 (2)	6,080	$10.48	2.45	$5,274

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2013 ($8.31 per share).
(1)	Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 5,894 shares of the Company’s common stock issuable upon exercise. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.
(2)	Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 4,204 shares of the Company’s common stock exercisable.

Additional information about stock options and SAR units outstanding and exercisable at June 30, 2013 with exercise prices above $8.31 per share (the closing price of the Company’s common stock on June 30, 2013) is as follows (in thousands, except per share amounts):

(3)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs/ RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/ RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/ RSUs (in thousands)	Weighted Average Exercise Price
Above $8.31	2,616	$15.36	13	$8.52	2,629	$15.33
Less than $8.31	3,464	$6.79	2,176	$5.59	5,640	$6.33
Total	6,080	$10.48	2,189	$5.61	8,269	$9.19

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2013 and 2012 totaled $1,045 and $1,458, respectively.

The Company’s aggregate equity-based compensation expense for the six months ended June 30, 2013 and 2012 totaled $2,088 and $2,944, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, there was $3,846 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2013 through 2017.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Compensation- Retirements Benefits”. The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	June 30, 2013	June 30, 2012
Components of net periodic benefit cost
Service cost	$8	$56
Interest cost	17	24
Expected return on plan assets	(4)	(3)

Net periodic benefit cost (income)	$(21)	$77

The net pension liability as of June 30, 2013 amounted to $969.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013.

	Balance as of June 30, 2013	Fair Value Measurements
		Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,613	—	$1,613	—
Money market mutual funds	$1,123	$1,123	—	—
Short-term marketable securities and cash deposits:
Corporate debt securities	$16,587	—	$16,587	—
U.S. GSE securities	$253	—	$253	—
Time deposits	$2,821	—	$2,821	—
Long-term marketable securities:
Corporate debt securities	$81,291	—	$81,291	—
U.S. GSE securities	$3,323	—	$3,323	—
Derivative liabilities	$342	—	$342	—

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012.

	Balance as of	Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,668	—	$1,668	—
Money market mutual funds	$3,548	$3,548	—	—
Short-term marketable securities and time deposits:
U.S. GSE securities	$—	—	$—	—
Corporate debt securities	$17,493	—	$17,493	—
Time deposits	$2,708	—	$2,708	—
Long-term marketable securities:
U.S. GSE securities	$1,510	—	$1,510	—
Corporate debt securities	$76,823	—	$76,823	—
Derivative assets	$484	—	$484	—

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued compensation and benefits, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2013 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

No shares were repurchased under the Company’s board authorized share repurchase program during the first six months of 2013. As of June 30, 2013, 307,749 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

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

During the first six months of 2013, the Company issued approximately 498,000 shares of common stock out of treasury stock to employees who exercised their stock options, stock appreciation rights, restricted share units or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—RESTRUCTURING COSTS AND OTHER

a.	During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. The Company anticipates that the remaining accrued restructuring cost balance of $313 will be paid out in cash throughout the rest of 2013.

b.	During the second quarter of 2012, as part of the Company’s plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $39 will be paid out in cash throughout the rest of 2013.

NOTE N—SEGMENT INFORMATION

Description of segments:

Up to the second quarter of 2012, the Company operated under one reporting segment. During the third quarter of 2012, following a change in the manner management evaluates financial information, the Company determined that it operates under three reportable segments in accordance with ASC 280 “Disclosure about Segments of an Enterprise and Related Information.”

The Company’s operating segments are as follows: Home, Office and Mobile. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

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

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the second quarter of 2013 and certain corporate governance costs.

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments.

Selected operating results information for each business segment was as follows for the three months ended June 30, 2013 and 2012:

	Three months ended June 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$38,414	$42,779	$7,668	$4,476
Office	$2,278	$1,412	$(1,944)	$(1,827)
Mobile	$—	$—	$(2,330)	$(1,987)

Total	$40,692	$44,191	$3,394	$662

Selected operating results information for each business segment was as follows for the six months ended June 30, 2013 and 2012:

	Six months ended June 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$75,654	$84,543	$14,269	$6,913
Office	$4,688	$3,152	$(3,590)	$(3,398)
Mobile	$—	$—	$(4,760)	$(3,309)

Total	$80,342	$87,695	$5,919	$206

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2013:

	Three months	Six months
Income from operations	$3,394	$5,919
Unallocated corporate, general and administrative expenses	(489)	(1,089)
Proxy contest related expenses included in general and administrative expenses	(1,403)	(1,403)
Equity-based compensation expenses	(1,045)	(2,088)
Intangible assets amortization expenses	(418)	(836)
Financial income, net	755	1,325

Total consolidated income before taxes	$794	$1,828

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2012:

	Three months	Six months
Income (loss) from operations	$662	$206
Unallocated corporate, general and administrative expenses	(678)	(1,796)
Restructuring (expenses) Income	(693)	(693)
Equity-based compensation expenses	(1,458)	(2,944)
Intangible assets amortization expenses	(593)	(1,186)
Financial income, net	587	1,067

Total consolidated loss before taxes	$(2,173)	$(5,346)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2013:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$1,123	$518	$(234)	$(217)	$1,190
Other comprehensive income (loss) before reclassifications	(1,359)	85	—	10	(1,264)
Amounts reclassified from accumulated other comprehensive income (loss)	(380)	(262)	3	—	(639)

Net current period other comprehensive income (loss)	(1,739)	(177)	3	10	(1,903)

Ending balance	$(616)	$341	$(231)	(207)	$(713)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(380)	Financial income, net
	—	Provision for income taxes

	(380)	Total, net of income taxes
Gains on cash flow hedges—
	(206)	Research and development
	(20)	Sales and marketing
	(36)	General and administrative

	(262)	Total, before income taxes
	—	Provision for income taxes

	(262)	Total, net of income taxes
losses on components of defined benefit plans	2	Research and development
	1	Sales and marketing

	3	Total, before income taxes

	—	Provision for income taxes

	3	Total, net of income taxes

Total reclassifications for the period	(639)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2013:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$992	$483	$(237)	$(180)	$988
Other comprehensive income (loss) before reclassifications	(966)	261	—	(27)	(762)
Amounts reclassified from accumulated other comprehensive income (loss)	(542)	(403)	6	—	(939)

Net current period other comprehensive income (loss)	(1,538)	(142)	6	(27)	(1,701)

Ending balance	$(616)	$341	$(231)	(207)	$(713)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(542)	Financial income, net
	—	Provision for income taxes

	(542)	Total, net of income taxes
Gains on cash flow hedges
	(316)	Research and development
	(31)	Sales and marketing
	(56)	General and administrative

	(403)	Total, before income taxes
	—	Provision for income taxes

	(403)	Total, net of income taxes
losses on components of defined benefit plans	4	Research and development
	2	Sales and marketing

	6	Total, before income taxes

	—	Provision for income taxes

	6	Total, net of income taxes

Total reclassifications for the period	(939)	Total, net of income taxes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

•	Our belief that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2013;

•	Our belief that our past research and development investments in new technologies are materializing;

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

•	Our anticipation that annualized revenues generated from our next generation products to increase in 2013 as compared to 2012;

•	Our believe that commercial shipments of products incorporating our next generation products will continue during the remainder of 2013;

•	Our expectation that our 2013 third quarter revenues will decrease as compared to revenues for the first and second quarter of 2013, as well as compared to the same periods of 2012;

•	Our anticipation that our operating expenses for 2013 will decrease as compared to 2012; and

•	Our belief that our available cash and cash equivalents at June 30, 2013 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications at home, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity for next-generation consumer products, including home gateways, IP phones, multimedia phones and home automation. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, VOIP, 2.4GHz and 5.8GHz chipsets representing approximately 94% of our total revenues for the first half of 2013.

We believe that our operating results for the first six months of 2013, highlighted by a return to GAAP operating profitability, demonstrate the success of the company’s strategic plan and the value of our research and development investments in recent years. Despite continued weakness in the company’s cordless products, which negatively impacted the top line on a year-over-year basis, changes to the company’s cost structure, as implemented in 2012, continue to yield positive operational results.

Our revenues were $80.3 million for the first half of 2013, a decrease of 8% in comparison to the same period of 2012. The decrease in our revenues for the first half of 2013 in comparison to the same period of 2012 was mainly due to a decrease in sales of DECT 6.0 products for the U.S. market, offset to some extent by an increase in DECT product sales for the European market. Revenues derived from the sale of DECT products represented 83% of our total revenues for the first six months of 2013, as compared to 82% of our total revenues for the first six months of 2012. Our gross margin increased to 39.7% of our total revenues for the first half of 2013 from 37.0% for the first half of 2012, primarily due to (i) a decrease in the provision for slow and obsolete inventories, (ii) an improvement in the production yield and direct contribution of certain of our products, (iii) a change in the mix of products sold and customers, and (iv) a decrease in other production expenses, such as subcontractors, shipping and payroll expenses. Our gross margin has improved for seven consecutive quarters. Our operating income was $0.5 million for the first half of 2013, as compared to an operating loss of $6.4 million for the first half of 2012. The change from operating loss to operating income was mainly as a result of a decrease in operating expenses in all expense categories (except for general and administrative expenses) during the first half of 2013, as well as due to the improvement in gross margin, as compared to the first half of 2012, offset to some extent by (i) a decrease in total revenues during the first half of 2013, as compared to the first half of 2012, and (ii) an increase in general and administrative expenses during the first half of 2013, as compared to the first half of 2012, mainly due to the proxy contest related expenses. Our operating expenses decreased by 19% to $31.4 million for the first half of 2013, as compared to $38.9 million for the first half of 2012. As a result of the two cost reduction programs that we implemented during 2012, we expect that our 2013 operating expenses will decrease as compared to 2012.

Notwithstanding our success in reducing our operating expenses, revenues derived from our cordless products are continuing to decline. This is primarily due to the lack of growth of the cordless telephony market, as well as continuing decline in the average selling prices of all of our cordless products. The cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will likely continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected. As a result, we expect our 2013 third quarter revenues to decrease as compared to revenues for the first and second quarter of 2013, as well as compared to the same periods in 2012.

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

We are seeing evidence that our past research and development investments in new technologies materialize. We have achieved a number of design wins for our next generation products. Commercial shipments for some products have begun with more shipments to occur during the remainder of 2013. Aggregate revenues derived from our next generate products were 15.1%, and 10.2% of our total revenues for the first half of 2013 and 2012, respectively. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annualized revenues generated from our next generation products to increase in 2013 as compared to 2012.

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

Nonetheless, we remain focused on generating non-GAAP operating income for 2013, and continue to closely monitor market trends. As a result of our cost cutting measures implemented during 2012, we anticipate a significant decrease in our operating expenses for 2013, as compared to 2012. As of June 30, 2013, our principal source of liquidity consisted of cash and cash equivalents of $15.5 million and marketable securities and short term deposits of $104.3 million, totaling $119.8 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $40.7 million for the second quarter of 2013, as compared to $44.2 million for the same period in 2012. Our total revenues were $80.3 million for the first six months of 2013, as compared to $87.7 million for the same period in 2012. The decrease for the comparable periods was primarily as a result of decreased sales of DECT and 2.4GHZ products. Sales of DECT products for the second quarter of 2013 and 2012 were $34.2 million and $36.7 million, respectively, representing 84% and 83%, respectively, of our total revenues for the respective periods, representing a decrease of 7% in absolute dollars when comparing sales for the second quarter of 2013 to sales for the second quarter of 2012. Sales of DECT products for the first half of 2013 and 2012 were $67.1 million and $72.1 million, respectively, representing 83% and 82%, respectively, of our total revenues for the respective periods, representing a decrease of 7% in absolute dollars when comparing sales for the first half of 2013 to sales for the first half of 2012.

The above mentioned DECT decrease was mainly attributable to a decline in market demand. In addition, sales of DECT 6.0 products for the U.S end market were $16.8 million and $20.7 million for the second quarter of 2013 and 2012, respectively, representing 41% and 47% of our total revenues for the second quarter of 2013 and 2012, respectively. Sales of DECT 6.0 products for the U.S. market were $30.6 million and $40.4 million for the first six months of 2013 and 2012, respectively, representing 38% and 46% of our total revenues for the first six months of 2013 and 2012, respectively. Sales of DECT products for the European market increased from $13.8 million for the second quarter of 2012 to $14.3 million for the second quarter of 2013, representing 35% and 31% of our total revenues for the second quarter of 2013 and 2012, respectively. Sales of DECT products for the European market increased from $27.8 million for the first six months of 2012 to $30.8 million for the first six months of 2013, representing 38% and 32% of our total revenues for the first six months of 2013 and 2012, respectively.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
United States	$1,812	$555	$2,781	$830
Japan	8,478	15,116	16,744	30,740
Europe	1,199	987	3,930	3,323
Hong-Kong	24,794	23,142	47,284	44,334
Korea	223	503	482	1,271
China	1,979	1,394	3,687	3,079
Taiwan	1,255	1,676	3,649	2,856
Other	952	818	1,785	1,262

Total revenues	$40,692	$44,191	$80,342	$87,695

Sales to our customers in Hong Kong increased for the second quarter and the first six months of 2013 as compared to the same periods of 2012, representing a 7% increase in absolute dollars for both periods. The increase in our sales to Hong Kong for the first six months of 2013, as compared to the same periods of 2012, resulted from an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 40% increase in absolute dollars and an increase in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”), representing a 101% increase in absolute dollars. The above mentioned increases in our sales to Hong Kong for the comparable periods were offset to some extent by a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 7% decrease in absolute dollars. The increase in our sales to Hong Kong for the second quarter of 2013 as compared to the same period of 2012 resulted from an increase in sales to CCT Telecom, representing a 36% increase in absolute dollars and an increase in sales to Guo Wei Electronics, representing a 106% increase in absolute dollars. The above mentioned increases in our sales to Hong Kong for the comparable periods were offset to some extent by a decrease in sales to VTech, representing a 5% decrease in absolute dollars. Sales to our customers in Japan decreased for the second quarter and the first six months of 2013, as compared to the same periods of 2012, representing a 44% and 46% decrease, respectively, in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from a decrease in sales to Uniden America Corporation (“Uniden”), representing a 66% and 64% decrease, respectively, in absolute dollars for the second quarter and the first six months of 2013, as compared to the same periods in 2012, and a decrease in sales to Panasonic Communications Co., Ltd (“Panasonic”) through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”), representing a 34% decrease in absolute dollars for both the second quarter and the first six months of 2013, as compared to the same periods in 2012.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 39% and 38% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Sales to VTech represented 36% of our total revenues for both the six months ended June 30, 2013 and 2012, respectively.

Sales to Uniden represented 4% and 11% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Sales to Uniden represented 5% and 13% of our total revenues for the six months ended June 30, 2013 and 2012.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 17% and 23% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Additionally, Tomen Electronics accounted for 16% and 22% of our total revenues for the six months ended June 30, 2013 and 2012, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% and 17% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Sales to Panasonic through Tomen Electronics generated 11% and 16% of our total revenues for the six months ended June 30, 2013 and 2012, respectively.

Significant Products. Revenues from DECT products represented 84% and 83% of our total revenues for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, revenues from DECT products represented 83% and 82% of our total revenues, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2013. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including DECT products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 39.7 % for the second quarter of 2013 and 37.4% for the second quarter of 2012. Gross profit as a percentage of revenues was 39.7% for the first half of 2013 and 37.0% for the first half of 2012. The increase in our gross profit for the comparable periods was primarily due to (i) a decrease in the provision for slow and obsolete inventories, (ii) an improvement in the production yield and direct contribution of certain of our products, (iii) a change in the mix of products sold and customers, and (iv) a decrease in other production expenses, such as subcontractors, shipping and payroll expenses.

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

Research and Development Expenses. Our research and development expenses decreased to $9.2 million for the second quarter of 2013 from $11.4 million for the second quarter of 2012. Research and development expenses decreased to $18.3 million for the first six months of 2013 from $23.4 million for the first six months of 2012. The decrease for the second quarter and the first six months of 2013 in research and development expenses, as compared to the comparable periods of 2012, was mainly due to (i) the execution of two restructuring plans during the second and third quarter of 2012, which reduced the number of our research and development employees, and labor contractors, which reduced the related payroll expenses for the second quarter and the first six months of 2013, by $1.4 million and $3.1 million, respectively, (ii) a decrease in projects related expenses (mainly CAD tools and subcontractors) for the second quarter and the first six months of 2013, as compared to the same periods in 2012 in the amount of $0.6 million for both periods, (iii) a decrease in equity-based compensation expenses for the second quarter and the first six months of 2013, as compared to the same periods in 2012 in the amount of $0.2 million and $0.5 million, respectively, and (iv) a decrease in other expenses (mainly facilities and IT expenses allocated to our research and development expenses ) for the second quarter and the first six months of 2013, as compared to the same periods in 2012 in the amount of $0.4 million and $0.7 million, respectively. The decrease in research and development expenses for the second quarter of 2013, as compared to the comparable period of 2012, was offset to some extent by an increase in tapeout and IP expenses in the amount of $0.4 million.

Our research and development expenses as a percentage of our total revenues were 23% and 26% for the three months ended June 30, 2013 and 2012, respectively, and 23% and 27% for the six months ended June 30, 2013 and 2012, respectively. This decrease in research and development expenses as a percentage of our total revenues was due to a decrease in absolute dollars of research and development expenses for the second quarter and the first six months of 2013 as compared to 2012, offset to some extent by the decrease in total revenues.

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

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $2.7 million for the second quarter of 2013 from $3.8 million for the second quarter of 2012. Sales and marketing expenses decreased to $5.7 million for the first six months of 2013 from $7.8 million for the first six months of 2012. The decrease for the second quarter and the first six months of 2013 in sales and marketing expenses, as compared to the comparable periods during 2012, was mainly due to (i) a decrease in the number of sales and marketing employees and labor expenses for the second quarter and the first six months of 2013, by $0.8 million and $1.4 million, respectively, (ii) a decrease in commissions paid to distributers as a result of a decrease in revenues for both the second quarter and the first six months of 2013, by $0.1 million for both comparable periods, (iii) a decrease in overseas travel expenses and allocated facilities and IT expenses for the second quarter and the first six months of 2013, by $0.1 million and $0.3 million, respectively, and (iv) a decrease in equity-based compensation expenses for the second quarter and the first six months of 2013, by $0.1 million and $0.2 million, respectively.

Our sales and marketing expenses as a percentage of total revenues were 7% and 9% for the three months ended June 30, 2013 and 2012, respectively, and 7% and 9% for the six months ended June 30, 2013 and 2012, respectively. This decrease in sales and marketing expenses as a percentage of our total revenues was due to a decrease in absolute dollars of sales and marketing expenses for the second quarter and the first six months of 2013 as compared to 2012, offset to some extent by the decrease in total revenues for the second quarter and the first six months of 2013 as compared to 2012.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $3.8 million and $2.8 million for the second quarter of 2013 and 2012, respectively. General and administrative expenses increased to $6.5 million for the first six months of 2013 from $5.8 million for the first six months of 2012. The increase in general and administrative expenses for the second quarter and first six months of 2013, as compared to the comparable period of 2012, was mainly due to proxy contest related expenses (mainly legal and shareholder relations related expenses) we incurred during the second quarter of 2013, in the amount of $1.4 million compared to no such expenses in 2012. The increase in general and administrative expenses for the second quarter and first six months of 2013, as compared to the comparable periods of 2012, was offset to some extent by (i) a decrease in equity-based compensation expenses for both the second quarter and the first six months of 2013, by $0.1 million, and (ii) a decrease in other expenses (mainly accounting, legal, donations and shareholder relations, except for proxy contest’s related expenses as mentioned above) for the second quarter and the first six months of 2013, by $0.2 and $0.7 million, respectively.

Our general and administrative expenses as a percentage of our total revenues were 9% and 6% for the three months ended June 30, 2013 and 2012, and 8% and 7% for the six months ended June 30, 2013 and 2012, respectively. This increase in general and administrative expenses as a percentage of our total revenues was due to (i) an increase in absolute dollars of general and administrative expenses for the second quarter and the first six months of 2013 as compared to the same periods of 2012, and (ii) a decrease in total revenues for the second quarter and the first six months of 2013 as compared to 2012.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations, as well as facilities expenses associated with general and administrative activities.

        Segment data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which are managed separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the second quarter of 2013 and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended June 30, 2013 and 2012:

	Three months ended June 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$38,414	$42,779	$7,668	$4,476
Office	$2,278	$1,412	$(1,944)	$(1,827)
Mobile	$—	$—	$(2,330)	$(1,987)

Total	$40,692	$44,191	$3,394	$662

Selected operating results information for each business segment was as follows for the six months ended June 30, 2013 and 2012:

	Six months ended June 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$75,654	$84,543	$14,269	$6,913
Office	$4,688	$3,152	$(3,590)	$(3,398)
Mobile	$—	$—	$(4,760)	$(3,309)

Total	$80,342	$87,695	$5,919	$206

Sales to our customers in the home segment decreased for the second quarter and first six months of 2013 as compared to the second quarter and first six months of 2012, representing a decrease of 10% and 11% in absolute dollars, respectively. The decrease in our sales in the home segment for the comparable periods was mainly attributable to a decline in market demands and a decrease in the average selling prices of cordless phones over the comparative periods.

Sales to our customers in the office segment increased for the second quarter and first six months of 2013 as compared to the second quarter and first six months of 2012, representing an increase of 61% and 49% in absolute dollars, respectively. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in market share in sales to this new segment and an increase in market demand for VoIP products.

The reconciliation of segment operating results information to our consolidated financial information was as follows for the three and six months ended June 30, 2013:

	Three months	Six months
Income from operations	$3,394	$5,919
Unallocated corporate, general and administrative expenses	(489)	(1,089)
Proxy contest related expenses included in general and administrative expenses	(1,403)	(1,403)
Equity-based compensation expenses	(1,045)	(2,088)
Intangible assets amortization expenses	(418)	(836)
Financial income, net	755	1,325

Total consolidated income before taxes	$794	$1,828

The reconciliation of segment operating results information to our consolidated financial information was as follows for the three and six months ended June 30, 2012:

	Three months	Six months
Income from operations	$662	$206
Unallocated corporate, general and administrative expenses	(678)	(1,796)
Restructuring expenses	(693)	(693)
Equity-based compensation expenses	(1,458)	(2,944)
Intangible assets amortization expenses	(593)	(1,186)
Financial income, net	587	1,067

Total consolidated loss before taxes	$(2,173)	$(5,346)

Amortization of Intangible Assets. During the second quarter of 2013, we recorded an expense of $0.4 million, as compared to $0.6 million for the three months ended June 30, 2012, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone Communications (“BoneTone”) in 2011. During the six months ended June 30, 2013, we recorded an expense of $0.8 million, as compared to $1.2 million for the six months ended June 30, 2012, relating to the amortization of intangible assets associated with the CIPT acquisition and the acquisition of BoneTone in 2011. The sequential decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the CIPT acquisition, offset to some extent by an increase in the amortization of intangible assets associated with the acquisition of BoneTone in the second quarter and first six months of 2013, as compared to the same periods in 2012.

Restructuring costs and other. During the first half of 2012, we recorded an expense of $0.7 million in connection with a restructuring of our operations during the second quarter of 2012. As part of this restructuring plan, we executed termination agreements with certain of our employees.

Financial Income, net. Financial income, net, for the three months ended June 30, 2013 increased to $0.8 million from $0.6 million for the three months ended June 30, 2012. Financial income, net, for the six months ended June 30, 2013 increased to $1.3 million from $1.1 million for the six months ended June 30, 2012. The increase in financial income, net, for the second quarter and first six months of 2013, as compared to the same periods in 2012, was mainly due to a profit in the amount of $0.4 and $0.5 million, respectively, resulting from the sale of certain marketable securities, as compared to $0.2 million for both the second quarter and first six months of 2012.

Our total cash, cash equivalents, marketable securities and short term deposits were $119.8 million as of June 30, 2013, compared to $111.7 million as of June 30, 2012.

Provision for Income Taxes. During the first half of 2013, we recorded an income tax benefit of $0.1 million, as compared to a tax expense of $0.1 million recorded for the first half of 2012. The income tax benefit for the first half of 2013 was mainly attributed to (i) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.1 million and (ii) the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.2 million, offset to some extent by the creation of a provision for current income taxes.

As of June 30, 2013 and December 31, 2012, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to increase the tax levy for years 2013 and 2014 (the “New Law”). The New Law increases the Israeli corporate tax rate from 25% to 26.5%, cancels the reduction of corporate tax rate for preferred enterprises (16% tax rate under the New Law) and increases the tax rate on dividends from sources under the Israeli Investment Law to 20% commencing on January 1, 2014.

Regarding our investment plans under the Israeli Investment Law, we do not currently intend to implement the New Law; rather we intend to continue to comply with the Israeli Investment Law as in effect prior to enactment of the New Law until the earlier of such time that compliance with the Israeli Investment Law prior to enactment of the New Law is no longer in our best interests or until the expiration of our current investment programs. We are required to comply with the New Law subsequent to the expiration of our current investment programs and for any new qualified investment program after a transitional period. As a result, the New Law may increase our average tax rate in future years.

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25% for 2012 and 26.5% for 2013). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first six months of 2013, we generated $0.5 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $1.7 million for the first six months of 2012. The decrease in cash generated from operating activities for the first six months of 2013, as compared to the same period in 2012, was mainly as a result of (i) an increase in accounts receivable during the first six months of 2013 in the amount of $4.5 million, as compared to no change in accounts receivable during the first six months of 2012, and (ii) an increase in inventories in the amount of $2.4 million during the first six months of 2013, as compared to an increase in the amount of $0.4 million during the first six months of 2012. The decrease in cash generated from operating activities when comparing the respective periods was offset to some extent by the increase in net income in the first six months of 2013, as compared to the first six months of 2012.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2013, we purchased $39.4 million of marketable securities, as compared to $34.4 million of marketable securities during the first six months of 2012. During the first six months of 2013 and 2012, $9.2 million and $15.6 million, respectively, of marketable securities matured and were called by the issuers. During the first six months of 2013 and 2012, $23.0 million and $16.1 million, respectively, of marketable securities were sold. Additionally, during the first six months of 2012, $13.0 million of short term deposits matured.

As of June 30, 2013, the amortized cost of our marketable securities and short term deposits was $104.9 million and their stated market value was $104.3 million, representing an unrealized loss of $0.6 million, which was caused mainly by interest rate changes.

Our capital equipment purchases for the first six months of 2013, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.7 million, as compared to $0.5 million for the first six months of 2012.

Financing Activities. During the first six months of 2013, we did not repurchase any shares of common stock. During the first six months of 2012, we repurchased approximately 1,183,000 shares of our common stock at an average purchase price of $6.35 per share for an aggregate amount of approximately $7.5 million. In addition, during the first six months of 2013, we received $1.2 million upon the exercise of employee stock options. No exercises of employees stock options were executed during the first six months of 2012. We can’t predict cash flows from exercises of stock options for future periods.

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

As of June 30, 2013, we had cash and cash equivalents totaling $15.5 million and marketable securities and deposits of $104.3 million.

Our working capital at June 30, 2013 was $48.3 million, as compared to $52.8 million as of June 30, 2012. The decrease in working capital was mainly due to the replacement of short term marketable securities and deposits with long term marketable securities. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2013, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2013. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline;” (5) changes to the Risk Factor below entitled “Our revenues, gross margins and profitability may be materially adversely affected by the continued decline in average selling prices of our products and other factors, including increases in assembly and testing expenses, and raw material and commodity costs;” (6) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business; (8) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (9) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes,” as well as the deletion of the Risk Factor below entitled “Our business could be negatively affected as a result of a proxy fight and the actions of activist stockholders.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decrease.

Sales of digital cordless telephony products comprised a significant majority of our total revenues for the first six months of 2013. Specifically, sales of DECT, 2.4GHz, 5.8GHz and CoIP products comprised 94% of our total revenues for both the first half of 2013 and 2012, respectively. Revenues from DECT products represented 83% and 82% of our total revenues for the first half of 2013 and 2012, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers accounted for approximately 70% and 74% of our total revenues for the first half of 2013 and 2012, respectively. Sales to VTech represented 36% of our total revenues for both the first half of 2013 and 2012. Sales to Panasonic represented 11% and 16% of our total revenues for the first half of 2013 and 2012, respectively. Sales to Uniden represented 5% and 13% of our total revenues for the first half of 2013 and 2012, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 16% and 22% of our total revenues for the first half of 2013 and 2012, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 11% and 16% of our total revenues for the first half of 2013 and 2012, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products, such as our 2.4GHz products. The DECT product line represented 83% of our total revenues for the first half of 2013. Therefore, increased sales of DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 99% of our total revenues for the first half of 2013 and 2012, respectively. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2013, 202 of our 296 employees were located in Israel, including 135 out of 184 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Industry and Trade and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (25% for 2013 and 26.5% for 2014) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, on July 30, 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for the first half of 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

Not applicable.

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

DSP GROUP, INC. (Registrant)

Date: August 9, 2013	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)