Form 10-Q
period 2013-09-30
DSP GROUP INC /DE/
filed 2013-11-12
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 5, 2013, there were 22,561,793 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,271	$21,684
Restricted deposit	76	121
Marketable securities and short-term deposits	16,668	20,201
Trade receivables, net	22,658	20,403
Deferred income taxes	92	101
Other accounts receivable and prepaid expenses	3,932	3,656
Inventories	13,133	12,916

TOTAL CURRENT ASSETS	73,830	79,082

PROPERTY AND EQUIPMENT, NET	3,029	3,706

LONG-TERM ASSETS:
Long-term marketable securities and deposits	91,131	78,333
Long-term prepaid expenses and lease deposits	152	208
Severance pay fund	10,802	10,197
Intangible assets, net	7,128	8,380
Goodwill	5,276	5,276

	114,489	102,394

TOTAL ASSETS	$191,348	$185,182

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$13,136	$14,027
Accrued compensation and benefits	7,798	7,545
Income tax accruals and payables	2,062	1,894
Accrued expenses and other accounts payable	5,371	6,514

Total current liabilities	28,367	29,980

LONG-TERM LIABILITIES:
Deferred income taxes	1,280	1,569
Accrued severance pay	11,111	10,436
Accrued pensions	1,012	970

Total long-term liabilities	13,403	12,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at September 30, 2013 and December 31, 2012; Issued and outstanding shares: none at September 30, 2013 and December 31, 2012	-	-
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at September 30, 2013 and December 31, 2012; Issued and outstanding shares: 22,557,716 and 21,673,779 shares at September 30, 2013 and December 31, 2012, respectively	23	22
Additional paid-in capital	349,468	346,335
Treasury stock	(117,042)	(125,724)
Accumulated other comprehensive income (loss)	(626)	988
Accumulated deficit	(82,245)	(79,394)

Total stockholders’ equity	149,578	142,227

Total liabilities and stockholders’ equity	$191,348	$185,182

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$35,381	$36,666	$115,723	$124,361
Cost of revenues (1)	21,576	22,764	70,050	77,970
Gross profit	13,805	13,902	45,673	46,391
Operating expenses:
Research and development, net (2)	8,147	9,632	26,481	33,029
Sales and marketing (3)	2,767	3,502	8,492	11,297
General and administrative (4)	2,576	2,329	9,046	8,160
Intangible assets amortization	418	592	1,254	1,778
Restructuring expenses	-	1,315	-	2,008
Total operating expenses	13,908	17,370	45,273	56,272
Operating income (loss)	(103)	(3,468)	400	(9,881)
Financial income, net	512	666	1,837	1,732
Income (loss) before taxes on income	409	(2,802)	2,237	(8,149)
Taxes on income (income tax benefit)	11	(387)	(83)	(247)
Net income (loss)	$398	$(2,415)	$2,320	$(7,902)
Net income (loss) per share:
Basic	$0.02	$(0.11)	$0.10	$(0.36)
Diluted	$0.02	$(0.11)	$0.10	$(0.36)
Weighted average number of shares used in per share computations of net income (loss):
Basic	22,522	21,775	22,159	22,025
Diluted	23,048	21,775	22,723	22,025

(1)   Includes equity-based compensation expense in the amount of $65 and $72 for the three months ended September 30, 2013 and 2012, respectively, and equity-based compensation expense in the amount of $191 and $277 for the nine months ended September 30, 2013 and 2012, respectively.

(2)   Includes equity-based compensation expense in the amount of $474 and $538 for the three months ended September 30, 2013 and 2012, respectively, and equity-based compensation expense in the amount of $1,412 and $1,995 for the nine months ended September 30, 2013 and 2012, respectively.

(3)   Includes equity-based compensation expense in the amount of $115 and $173 for the three months ended September 30, 2013 and 2012, respectively, and equity-based compensation expense in the amount of $383 and $641 for the nine months ended September 30, 2013 and 2012, respectively.

(4)   Includes equity-based compensation expense in the amount of $391 and $324 for the three months ended September 30, 2013 and 2012, respectively, and equity-based compensation expense in the amount of $1,147 and $1,138 for the nine months ended September 30, 2013 and 2012, respectively.

 See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Three months Ended September 30,
	2013	2012

Net income (loss):	$398	$(2,415)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gain/loss	459	1,523
Reclassification adjustments for gains included in net income (loss)	(183)	(218)
Net change	276	1,305
Cash flow hedges:
Changes in unrealized gains	93	66
Reclassification adjustments for (gains) losses included in net income (loss)	(292)	194
Net change	(199)	260
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	3	3
Net change	3	3
Foreign currency translation adjustments, net	7	-
Other comprehensive income	87	1,568
Comprehensive income (loss)	$485	$(847)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Nine months Ended September 30,
	2013	2012

Net income (loss):	$2,320	$(7,902)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/loss	(537)	2,683
Reclassification adjustments for gains included in net income (loss)	(726)	(459)
Net change	(1,263)	2,224
Cash flow hedges:
Changes in unrealized gains	355	112
Reclassification adjustments for (gains) losses included in net income (loss)	(695)	359
Net change	(340)	471
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	8	1
Net change	8	1
Foreign currency translation adjustments, net	(19)	(18)
Other comprehensive income (loss)	(1,614)	2,678
Comprehensive income (loss)	$706	$(5,224)

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$4,973	$880
Investing activities
Purchase of marketable securities	(53,331)	(52,023)
Purchase of deposits	-	(27)
Proceeds from maturity of marketable securities	15,180	19,860
Proceeds from sales of marketable securities	27,814	27,658
Proceeds from maturity of deposits	-	13,000
Proceeds from sales of property and equipment	-	81
Purchases of property and equipment	(925)	(830)
Net cash provided by (used in) investing activities	(11,262)	7,719
Financial activities

Purchase of treasury stock	-	(7,513)
Issuance of treasury stock for cash upon exercise of options	1,848	-
Net cash provided by (used in) financing activities	1,848	(7,513)
Increase (decrease) in cash and cash equivalents	$(4,441)	$1,086
Cash (erosion) due to exchange rate differences	28	(26)
Cash and cash equivalents at the beginning of the period	$21,684	$18,109
Cash and cash equivalents at the end of the period	$17,271	$19,169

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

Three Months Ended September 30, 2012	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2012	21,555	$22		$344,296	$	(127,337)	$(75,644)	$(646)	$140,691
Net loss	-	-		-		-	(2,415)	-	(2,415)
Change in unrealized gain from hedging activities, net	-	-		-		-	-	260	260
Change in unrealized gain from marketable securities, net	-	-		-		-	-	1,305	1,305
Change in foreign currency translation adjustments, net	-	-		-		-	-	3	3
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	219	*	)	-		2,155	(1,189)	-	966
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	1	*	)	-		7	(7)	-	-
Equity-based compensation	-	-		1,107		-	-	-	1,107
Balance at September 30, 2012	21,775	$22		$345,403		$(125,175)	$(79,255)	$922	$141,917
Three Months Ended September 30, 2013
Balance at June 30, 2013	22,172	$22		$348,423		$(120,829)	$(80,297)	$(713)	$146,606
Net income	-	-		-		-	398	-	398
Change in unrealized gain from hedging activities, net	-	-		-		-	-	(199)	(199)
Change in unrealized loss from marketable securities, net	-	-		-		-	-	276	276
Change in unrealized gain from pensions, net	-	-		-		-	-	3	3
Change in foreign currency translation adjustments, net	-	-		-		-	-	7	7
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	184	*	)	-		1,802	(984)	-	818
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees	202	1		-		1,985	(1,362)	-	624
Equity-based compensation	-	-		1,045		-	-	-	1,045
Balance at September 30, 2013	22,558	$23		$349,468		$(117,042)	$(82,245)	$(626)	$149,578

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine Months Ended September 30, 2012
Balance at December 31, 2011	22,502	$23		$341,352	$(122,236)	$(68,759)	$(1,756)	$148,624
Net income (loss)		-		-	-	(7,902)		(7,902)
Change in unrealized gain from hedging activities, net		-		-	-	-	471	471
Change in unrealized loss from marketable securities, net		-		-	-	-	2,224	2,224
Change in unrealized gain from pensions, net		-		-	-	-	1	1
Change in foreign currency translation adjustments, net		-		-	-	-	(18)	(18)
Purchase of treasury stock	(1,183)	(1)		-	(7,512)	-	-	(7,513)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	447	*	)	-	4,486	(2,507)	-	1,979
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees	9	*	)	-	87	(87)	-	-
Equity-based compensation	-	-		4,051	-	-	-	4,051
Balance at September 30, 2012	21,775	$22		$345,403	$(125,175)	$(79,255)	$922	$141,917
Nine Months Ended September 30, 2013
Balance at December 31, 2012	21,674	$22		$346,335	$(125,724)	$(79,394)	$988	$142,227
Net income		-		-	-	2,320		2,320
Change in unrealized gain from hedging activities, net		-		-	-	-	(340)	(340)
Change in unrealized loss from marketable securities, net		-		-	-	-	(1,263)	(1,263)
Change in unrealized gain from pensions, net		-		-	-	-	8	8
Change in foreign currency translation adjustments, net		-		-	-	-	(19)	(19)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	374	*	)	-	3,669	(2,005)	-	1,664
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees	510	1		-	5,013	(3,166)	-	1,848
Equity-based compensation	-	-		3,133	-	-	-	3,133
Balance at September 30, 2013	22,558	$23		$349,468	$(117,042)	$(82,245)	$(626)	$149,578

(*) Represents an amount lower than $1.

 See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2012.

NOTE b—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Work-in-process	$6,345	$6,821
Finished goods	6,788	6,095
	$13,133	$12,916

Inventory write-off amounted to $38 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recorded $177 of income due to the utilization of inventory that was written off in the past.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	Unaudited
Net income (loss)	$398	$(2,415)	$2,320	$(7,902)
Net income (loss) per share:
Basic	$0.02	$(0.11)	$0.10	$(0.36)
Diluted	$0.02	$(0.11)	$0.10	$(0.36)
Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share (in thousands)	22,522	21,775	22,159	22,025
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	526	-	564	-
Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	23,048	21,775	22,723	22,025

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest on securities are included in financial income, net. The following is a summary of available-for-sale securities and short term deposits at September 30, 2013 and December 31, 2012:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short -term deposits	$2,902	$2,708	$-	$-	$2,902	$2,708
U.S. GSE securities	3,600	1,506	(13)	4	3,587	1,510
Corporate obligations	101,639	93,398	(329)	918	101,310	94,316

	$108,141	$97,612	$(342)	$922	$107,799	$98,534

The amortized cost of short and long-term deposits and available-for-sale debt securities at September 30, 2013, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value

Due in one year or less	$16,627	$43	$(2)	$16,668
Due after one year to six years	91,514	412	(795)	91,131

	$108,141	$455	$(797)	$107,799

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2013, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

Marketable securities are periodically reviewed for impairment. If management concludes that any marketable security is impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company's intent to sell, or whether it is more likely than not that the Company will be required to sell the marketable security before recovery of cost basis. If any impairment is considered other-than-temporary, the marketable security is written down to its fair value through a corresponding charge to financial income, net.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2013 amounted to $63,864. Of the $797 unrealized losses outstanding as of September 30, 2013 and presented in the table above, a portion in the amount of $71, was outstanding for more than 12 months and the remaining portion in the amount of $726 was outstanding for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2013 and 2012 were $15,180 and $19,860, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2013 and 2012 were $27,814 and $27,658, respectively. Net realized gains from the sale of available-for sale marketable securities for the nine months ended September 30, 2013 and 2012 were $726 and $459, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three and nine months ended September 30, 2013 and September 30, 2012 does not include tax benefits associated with equity-based compensation expenses. During the three and nine months ended September 30, 2013, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,858 and $1,815 at September 30, 2013 and December 31, 2012, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2013 and December 31, 2012, the Company had accrued interest and penalties relating to unrecognized tax benefits of $478 and $435, respectively.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 35% and 33% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to VTech represented 36% and 35% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 24% and 21% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively. Tomen Electronics accounted for 18% and 22% of the Company's total revenues for the nine months ended September 30, 2013 and 2012, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 18% and 15% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to Panasonic through Tomen Electronics generated 13% and 16% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Additionally, sales to Uniden America Corp. (“Uniden”) represented 2% and 7% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to Uniden represented 4% and 11% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Sales to CCT Telecom Holdings Ltd. (“CCT”) represented 8% and 12% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to CCT represented 9% and 8% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2013, the Company had outstanding option contracts in the amount of $2,150. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $144 and $1, respectively, at September 30, 2013. The Company recorded a net amount of $143 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at September 30, 2013.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2013 that resulted from the above referenced hedging transactions was $545, $54 and $96, respectively. The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2013 that resulted from the above referenced hedging transactions was $229, $23 and $40, respectively.

The fair value of the outstanding derivative instruments at September 30, 2013 and December 31, 2012 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2013	As of December 31, 2012
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	$143	$484

Total		$143	$484

*)     Estimated to be reclassified into earnings for the remainder of 2013.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2013 and 2012 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2013	2012	2013	2012
Foreign exchange forward contracts	$93	$66	$355	$112

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30,		for the nine months ended September 30,
	Location	2013	2012	2013	2012
Foreign exchange forward contracts	Operating expenses	$292	$(194)	$695	$(359)

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

NOTE i—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months ended September 30, 2013:

The weighted-average estimated fair value of restricted stock units (“RSUs”) granted during the three months ended September 30, 2013 was $7.58 per share with the following weighted-average assumptions (annualized percentages):

Three months ended September 30, 2013
Pre-vest cancellation rate	3.66%

Employee Stock Benefit Plans

As of September 30, 2013, the Company had three equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2013, approximately 714,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 1,833,852 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, SAR and restricted stock unit (“RSU”) grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2013	8,269	$9.19
Options granted	-	-
SARs granted	-	-
RSUs granted	192	-
Options / SARs/RSUs cancelled/forfeited/expired	(509)	$17.84
Options / SARs / RSUs exercised	(659)	$6.80
Outstanding at September 30, 2013 (1)	7,293	$8.56	3.24	$6,064
Exercisable at September 30, 2013 (2)	5,178	$10.03	2.47	$1,367

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2013 ($7.05 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 5,154 shares of the Company’s common stock issuable upon exercise. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 3,445 shares of the Company’s common stock exercisable.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2013 with exercise prices above $7.05 per share (the closing price of the Company’s common stock on September 30, 2013) is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price
Above $7.05	3,851	$11.41	533	$7.56	4,384	$10.94
Less than $7.05	1,327	$6.02	1,582	$4.08	2,909	$4.96
Total	5,178	$10.03	2,115	$4.96	7,293	$8.56

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2013 and 2012 totaled $1,045 and $1,107, respectively. The Company did not recognize any income tax benefits relating to its equity-based compensation expense for the three months ended September 30, 2013 and 2012.

The Company’s aggregate equity-based compensation expenses for the nine months ended September 30, 2013 and 2012 totaled $3,133 and $4,051, respectively. The Company did not recognize any income tax benefits relating to its equity-based compensation expense for the nine months ended September 30, 2013 and 2012.

As of September 30, 2013, there was $4,312 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2013 through 2017.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	September 30, 2013	September 30, 2012
Components of net periodic benefit cost
Service cost	$13	$57
Interest cost	27	35
Expected return on plan assets	(7)	(4)

Net periodic benefit cost	$33	$88

The net pension liability as of September 30, 2013 amounted to $1,012.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013.

	Balance as of	Fair Value Measurements
	September 30, 2013	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$272	-	$272	-
Money market mutual funds	$3,063	$3,063	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$252	-	$252	-
Corporate debt securities	$13,514	-	$13,514	-
Time deposits	$2,902	-	$2,902	-

Long-term marketable securities:
U.S. GSE securities	$3,335	-	$3,335	-
Corporate debt securities	$87,796	-	$87,796	-

Derivative assets	$143	-	$143	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012.

Balance as of			Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$1,668	-	$1,668	-
Money market mutual funds	$3,548	$3,548	-	-

Short-term marketable securities and time deposits:
U.S. GSE securities	$-	-	$-	-
Corporate debt securities	$17,493	-	$17,493	-
Time deposits	$2,708	-	$2,708	-

Long-term marketable securities:
U.S. GSE securities	$1,510	-	$1,510	-
Corporate debt securities	$76,823	-	$76,823	-

Derivative assets	$484	-	$484	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2013 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

No shares were repurchased under the Company’s board authorized share repurchase program during the first nine months of 2013. As of September 30, 2013, 307,749 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first nine months of 2013, the Company issued approximately 884,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

note m—Restructuring Costs and Other

a.

During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. All restructuring payments related to this restructuring plan were paid as of September 30, 2013.

b.

During the second quarter of 2012, as part of the Company's plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $39 will be paid out in cash throughout the remainder of 2013.

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

The Company's operating segments are as follows: Home, Office and Mobile. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, residential gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also address home automation applications, as well as fixed-mobile convergence solutions.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2013 and 2012:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$33,492	$34,726	$5,381	$3,225
Office	$1,889	$1,940	$(731)	$(701)
Mobile	$-	$-	$(2,609)	$(2,542)
Total	$35,381	$36,666	$2,041	$(18)

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$109,146	$119,269	$19,650	$10,138
Office	$6,577	$5,092	$(4,321)	$(4,099)
Mobile	$-	$-	$(7,369)	$(5,851)
Total	$115,723	$124,361	$7,960	$188

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2013:

	Three months	Nine months
Income from operations	$2,041	$7,960
Unallocated corporate, general and administrative expenses	(681)	(1,770)
Proxy contest related expenses included in general and administrative expenses	-	(1,403)
Equity-based compensation expenses	(1,045)	(3,133)
Intangible assets amortization expenses	(418)	(1,254)
Financial income, net	512	1,837
Total consolidated income before taxes	$409	$2,237

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2012:

	Three months	Nine months
Income (loss) from operations	$(18)	$188
Unallocated corporate, general and administrative expenses	(436)	(2,232)
Restructuring expenses	(1,315)	(2,008)
Equity-based compensation expenses	(1,107)	(4,051)
Intangible assets amortization expenses	(592)	(1,778)
Financial income, net	666	1,732
Total consolidated loss before taxes	$(2,802)	$(8,149)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2013:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of definded benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(617)	$342	$(232)	$(206)	$(713)
Other comprehensive income before reclassifications	459	93	-	7	559
Amounts reclassified from accumulated other comprehensive income (loss)	(183)	(292)	3	-	(472)
Net current period other comprehensive income (loss)	276	(199)	3	7	87

Ending balance	$(341)	$143	$(229)	(199)	$(626)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(183)	Financial income, net
	-	Provision for income taxes
	(183)	Total, net of income taxes

Gains on cash flow hedges -
	(229)	Research and development
	(23)	Sales and marketing
	(40)	General and administrative
	(292)	Total, before income taxes
	-	Provision for income taxes
	(292)	Total, net of income taxes

losses on components of defined benefit plans	2	Research and development
	1	Sales and marketing
	3	Total, before income taxes
	-	Provision for income taxes
	3	Total, net of income taxes

Total reclassifications for the period	(472)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2013:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of definded benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$922	$483	$(237)	$(180)	$988
Other comprehensive income (loss) before reclassifications	(537)	355	-	(19)	(201)
Amounts reclassified from accumulated other comprehensive income (loss)	(726)	(695)	8	-	(1,413)
Net current period other comprehensive income (loss)	(1,263)	(340)	8	(19)	(1,614)

Ending balance	$(341)	$143	$(229)	(199)	$(626)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(726)	Financial income, net
	-	Provision for income taxes
	(726)	Total, net of income taxes

Gains on cash flow hedges
	(545)	Research and development
	(54)	Sales and marketing
	(96)	General and administrative
	(695)	Total, before income taxes
	-	Provision for income taxes
	(695)	Total, net of income taxes

losses on components of defined benefit plans	5	Research and development
	3	Sales and marketing
	8	Total, before income taxes
	-	Provision for income taxes
	8	Total, net of income taxes

Total reclassifications for the period	(1,413)	Total, net of income taxes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2013;

●	Our belief that our past research and development investments in new technologies are materializing;

●

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for the rest of 2013 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our anticipation that annualized revenues generated from our next generation products to increase in 2013 as compared to 2012;

●	Our believe that commercial shipments of products incorporating our next generation products will continue during the remainder of 2013;

●	Our expectation that our fourth quarter and annual 2013 revenues to be less than the revenues for the comparable periods in 2012;

●	Our anticipation that our operating expenses for 2013 will decrease as compared to 2012; and

●	Our belief that our available cash and cash equivalents at September 30, 2013 should be sufficient to finance our operations for both the short and long term.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio, video and data connectivity for next-generation consumer products, including home gateways, IP phones, multimedia phones and home automation. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, 2.4GHz and 5.8GHz chipsets representing approximately 88% of our total revenues for the first nine months of 2013.

We believe that our operating results for the first nine months of 2013, highlighted by a return to GAAP profitability, demonstrate the success of the company’s strategic plan and the value of our research and development investments in recent years. Despite continued weakness in the company’s cordless products, which negatively impacted the top line on a year-over-year basis, changes to the company’s cost structure, as implemented in 2012, continue to yield positive operational results.

Our revenues were $115.7 million for the first nine months of 2013, a decrease of 7.0% in comparison to the same period of 2012. The decrease in our revenues for the first nine months of 2013 in comparison to the same period of 2012 was mainly due to a decrease in sales of DECT 6.0 products for the U.S. market, offset to some extent by an increase in DECT product sales for the European and Japanese domestic markets. Revenues derived from the sale of DECT products represented 83% of our total revenues for the first nine months of 2013, as compared to 82% of our total revenues for the first nine months of 2012. Our gross margin increased to 39.5% of our total revenues for the first nine months of 2013 from 37.3% for the first nine months of 2012, primarily due to (i) a decrease in the provision for slow and obsolete inventories, (ii) an improvement in the production yield and direct contribution of certain of our products, (iii) a change in the mix of products sold and customers, and (iv) a decrease in other production expenses, such as engineering, shipping and payroll expenses. Our operating income was $0.4 million for the first nine months of 2013, as compared to an operating loss of $9.9 million for the first nine months of 2012. The change from operating loss to operating income was mainly as a result of a decrease in operating expenses in all expense categories (except for general and administrative expenses) during the first nine months of 2013, as well as due to the improvement in gross margin, as compared to the first nine months of 2012, offset to some extent by (i) a decrease in total revenues during the first nine months of 2013, as compared to the first nine months of 2012, and (ii) an increase in general and administrative expenses during the first nine months of 2013, as compared to the first nine months of 2012, mainly due to the proxy contest related expenses. Our operating expenses decreased by 20% to $45.3 million for the first nine months of 2013, as compared to $56.3 million for the first nine months of 2012. As a result of the two cost reduction programs that we implemented during 2012, we expect that our 2013 operating expenses will decrease as compared to 2012.

Notwithstanding our success in reducing our operating expenses, revenues derived from our cordless products are continuing to decline. This is primarily due to the lack of growth of the cordless telephony market, as well as continuing decline in the average selling prices of all of our cordless products. The cordless telephony market is undergoing a challenging period of transition. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will likely continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected. As a result, we expect our fourth quarter and annual 2013 revenues to be less than the revenues for the comparable periods in 2012.

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

In addition, we are concentrating our development efforts on other next generation products. Our next generation products also include: (i) DECT/CAT-iq integrated circuits targeted for residential gateway devices supplied by telecommunication service providers; such products integrate the DECT/CAT-iq functionality, as well as address home automation applications and fixed-mobile convergence solutions, which products are included in our home segment; and (ii) VoIP products for enterprise, which products are included in our office segment. We hope to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities.

We are seeing evidence that our past research and development investments in new technologies materialize. We have achieved a number of design wins for our next generation products. Commercial shipments for some products have begun with more shipments to occur during the remainder of 2013. Aggregate revenues derived from our next generate products were 14.7%, and 11.1% of our total revenues for the first nine months of 2013 and 2012, respectively. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annualized revenues generated from our next generation products to increase in 2013 as compared to 2012.

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

Nonetheless, we remain focused on generating non-GAAP operating income for 2013, and continue to closely monitor market trends. As a result of our cost cutting measures implemented during 2012, we anticipate a significant decrease in our operating expenses for 2013, as compared to 2012. As of September 30, 2013, our principal source of liquidity consisted of cash and cash equivalents of $17.3 million and marketable securities and short term deposits of $107.8 million, totaling $125.1 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $35.4 million for the third quarter of 2013, as compared to $36.7 million for the same period in 2012. Our total revenues were $115.7 million for the first nine months of 2013, as compared to $124.4 million for the same period in 2012. The decrease for the third quarter and the first nine months of 2013 was primarily as a result of decreased sales of our DECT and 2.4GHz products. Sales of DECT products for the third quarter of 2013 and 2012 were $29.4 million and $30.4 million, respectively, representing 83% of our total revenues for both respective periods, representing a decrease of 3% in absolute dollars when comparing sales for the third quarter of 2013 to sales for the third quarter of 2012. Sales of DECT products for the first nine months of 2013 and 2012 were $96.5 million and $102.5 million, respectively, representing 83% and 82%, respectively, of our total revenues for the respective periods, representing a decrease of 6% in absolute dollars when comparing sales for the first nine months of 2013 to sales for the first nine months of 2012.

The above mentioned DECT decrease was mainly attributable to a decline in market demand. In addition, sales of DECT 6.0 products for the U.S end market were $12.3 million and $13.5 million for the third quarter of 2013 and 2012, respectively, representing 35% and 37% of our total revenues for the third quarter of 2013 and 2012, respectively. Sales of DECT 6.0 products for the U.S. market were $42.9 million and $53.9 million for the first nine months of 2013 and 2012, respectively, representing 37% and 43% of our total revenues for the first nine months of 2013 and 2012, respectively. Sales of DECT products for the European market decreased from $14.7 million for the third quarter of 2012 to $13.5 million for the third quarter of 2013, representing 38% and 40% of our total revenues for the third quarter of 2013 and 2012, respectively. Sales of DECT products for the European market increased from $42.5 million for the first nine months of 2012 to $44.2 million for the first nine months of 2013, representing 38% and 34% of our total revenues for the first nine months of 2013 and 2012, respectively.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
United States	$805	$457	$3,586	$1,287
Japan	9,237	10,333	25,981	41,073
Europe	1,334	1,829	5,263	5,152
Hong-Kong	19,380	19,370	66,664	63,704
China	1,662	1,615	5,349	4,694
Taiwan	1,650	1,724	5,299	4,580
Other	1,313	1,338	3,581	3,871
Total revenues	$35,381	$36,666	$115,723	$124,361

Sales to our customers in Hong Kong increased for the first nine months of 2013, as compared to the same period of 2012, representing an increase of 5% in absolute dollars. The increase in our sales to Hong Kong for the first nine months of 2013 resulted from an increase in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 9% increase in absolute dollars and an increase in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”), representing a 101% increase in absolute dollars. The above mentioned increases in our sales to Hong Kong for the comparable periods were offset to some extent by a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 4% decrease in absolute dollars. Sales to our customers in Japan decreased for the third quarter and the first nine months of 2013 as compared to the same periods of 2012, representing a decrease of 11% and 37%, respectively, in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to Uniden America Corporation (“Uniden”), representing a 72% and 65% decrease, in absolute dollars for the third quarter and the first nine months of 2013, respectively, as compared to the same periods in 2012.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 35% and 33% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to VTech represented 36% and 35% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Sales to CCT Telecom represented 8% and 12% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to CCT Telecom represented 9% and 8% of our total revenues for the nine months ended June 30, 2013 and 2012, respectively.

Sales to Uniden represented 2% and 7% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to Uniden represented 4% and 11% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.

The Japanese market and the OEMs that operate in that market are among the largest suppliers of residential wireless products with significant market share in the U.S. market. Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”) accounted for 24% and 21% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Revenues derived from sales through Tomen Electronics accounted for 18% and 22% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 18% and 15% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Sales to Panasonic through Tomen Electronics generated 13% and 16% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Significant Products. Revenues from our DECT products represented 83% of our total revenues for both the three and nine months ended September 30, 2013. Revenues from our DECT products represented 83% and 82% of our total revenues for the three and nine months ended September 30, 2012, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2013. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including DECT products, for the long term.

Gross Profit. Gross profit as a percentage of revenues was 39.0% for the third quarter of 2013 and 37.0% for the third quarter of 2012. Gross profit as a percentage of revenues was 39.5% for the first nine months of 2013 and 37.3% for the first nine months of 2012. The increase in our gross profit for the third quarter of 2013 as compared to the third quarter of 2012, was mainly due to (i) an improvement in the production yield and direct contribution of certain of our products, (ii) a change in the mix of products sold and customers, and (iii) a decrease in other production expenses, such as engineering, shipping, and payroll expenses. The increase in our gross profit for the first nine months of 2013 as compared to the first nine months of 2012, was mainly due to (i) a decrease in the provision for slow and obsolete inventories, (ii) an improvement in the production yield and direct contribution of certain of our products, (iii) a change in the mix of products sold and customers, and (iv) a decrease in other production expenses, such as engineering, shipping and payroll expenses.

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

Research and Development Expenses, net. Our research and development expenses, net, decreased to $8.1 million for the third quarter of 2013 from $9.6 million for the third quarter of 2012. Research and development expenses, net decreased to $26.5 million for the first nine months of 2013 from $33.0 million for the first nine months of 2012. The decrease for the first nine months of 2013 in research and development expenses, net, as compared to the comparable period of 2012, was mainly due to (i) the execution of two restructuring plans during the second and third quarter of 2012, which reduced the number of our research and development employees, and labor contractors, which reduced the related payroll expenses for the first nine months of 2013 by $3.3 million (net after the effect of the devaluation of the U.S. dollar against the NIS for the nine months ended September 30, 2013, as compared to the same period of 2012, which increased our payroll expenses and offset to some extent the reductions mentioned above ), (ii) a decrease in projects-related expenses (mainly IPs and CAD tools) in the amount of $1.4 million, (iii) a decrease in equity-based compensation expenses for the first nine months of 2013 in the amount of $0.6 million, (iv) a decrease in other expenses (mainly facilities and IT expenses allocated to our research and development expenses, net) in the amount of $1.0 million, and (v) funding from the Israeli Chief Scientist (“OCS”), that was recognized during the third quarter of 2013, following approval from the OCS during the third quarter of 2013 in the amount of $1.2 million, which funding covered the period for the first nine months ended at September 30, 2013. The above mentioned funding was recognized as a deduction of our research and development expenses, net. The decrease in research and development expenses, net for the nine months of 2013, as compared to the comparable period of 2012, was offset to some extent by an increase in tape-out expenses in the amount of $1.2 million.

The decrease for the third quarter of 2013 in research and development expenses, net as compared to the comparable period of 2012, was mainly due to (i) the execution of a restructuring plan during the third quarter of 2012, which reduced the number of our research and development employees and labor contractors, which reduced the related payroll expenses for the third quarter of 2013, by $0.1 million (net of the effect of the devaluation of the U.S. dollar against the NIS for the third quarter of 2013, as compared to the same period of 2012, which increased our payroll expenses and offset to some extent the reductions mentioned above), (ii) a decrease in projects-related expenses (mainly CAD tools) in the amount of $0.2 million, (iii) a decrease in other expenses (mainly facilities and IT expenses allocated to our research and development expenses, net) in the amount of $0.3 million, and (iv) funding from the OCS that was recognized in the third quarter of 2013 following approval from the OCS in the third quarter of 2013 in the amount of $1.2 million, which funding covered period for the first nine months ended at September 30, 2013. The above mentioned funding was recognized as a deduction of our research and development expenses, net.

Our research and development expenses, net as a percentage of our total revenues were 23% and 26% for the three months ended September 30, 2013 and 2012, respectively, and 23% and 27% for the nine months ended September 30, 2013 and 2012, respectively. This decrease in research and development expenses, net as a percentage of our total revenues was due to a decrease in absolute dollars of research and development expenses, net for the third quarter and the first nine months of 2013 as compared to 2012, offset to some extent by the decrease in total revenues.

Research and development expenses, net consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape-out and mask work, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses decreased to $2.8 million for the third quarter of 2013 from $3.5 million for the third quarter of 2012. Sales and marketing expenses decreased to $8.5 million for the first nine months of 2013 from $11.3 million for the first nine months of 2012. The decrease in sales and marketing expenses for the third quarter and the first nine months of 2013, as compared to the comparable periods during 2012, was mainly attributed to (i) a decrease in the number of sales and marketing employees and labor expenses for the third quarter and the first nine months of 2013, by $0.4 million and $1.8 million, respectively, (ii) a decrease in commissions paid to distributers as a result of a decrease in revenues for both the third quarter and the first nine months of 2013, by $0.1 and $0.2, respectively, (iii) a decrease in overseas travel expenses and allocated facilities and IT expenses for the third quarter and the first nine months of 2013, by $0.2 million and $0.4 million, respectively, and (iv) a decrease in equity-based compensation expenses for the third quarter and the first nine months of 2013, by $0.1 million and $0.3 million, respectively.

Our sales and marketing expenses as a percentage of total revenues were 8% and 10% for the three months ended September 30, 2013 and 2012, respectively, and 7% and 9% for the nine months ended September 30, 2013 and 2012, respectively. This decrease in sales and marketing expenses as a percentage of our total revenues was due to a decrease in absolute dollars of sales and marketing expenses for the third quarter and the first nine months of 2013 as compared to 2012, offset to some extent by the decrease in total revenues for the third quarter and the first nine months of 2013 as compared to 2012.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses increased to $2.6 million for the third quarter of 2013 from $2.3 million for the third quarter of 2012. General and administrative expenses increased to $9.0 million for the first nine months of 2013 from $8.2 million for the first nine months of 2012. The increase in general and administrative expenses for the first nine months of 2013, as compared to the comparable period of 2012, was mainly due to proxy contest related expenses (mainly legal and shareholder relations related expenses) we incurred during the second quarter of 2013, in the amount of $1.4 million compared to no such expenses in 2012. The increase in general and administrative expenses for the first nine months of 2013, as compared to the comparable periods of 2012, was offset to some extent by (i) a decrease in other expenses (mainly patents and accounting expenses) for the first nine months of 2013, by $0.3 million, and (ii) a decrease in consultant expenses related mainly to shareholder relations expenses for the first nine months of 2013, by $0.3 million. The increase in general and administrative expenses for the third quarter of 2013, as compared to the comparable period of 2012, was mainly due to (a) an increase in shareholder relations legal, accounting and board of directors related expenses for the third quarter of 2013, by $0.2 million, (ii) an increase in equity-based compensation expenses for the third quarter of 2013, by $0.1 million, and (iii) an increase in payroll and payroll related expenses for the third quarter of 2013, by $0.1 million. The increase in general and administrative expenses for the third quarter of 2013, as compared to the comparable period of 2012, was offset to some extent by a decrease in patent expenses for the third quarter of 2013 by $0.1 million.

General and administrative expenses as a percentage of our total revenues were 7% and 6% for the three months ended September 30, 2013 and 2012, respectively, and 8% and 7% for the nine months ended September 30, 2013 and 2012, respectively. This increase in general and administrative expenses as a percentage of our total revenues was due to (i) an increase in absolute dollars of general and administrative expenses for the third quarter and the first nine months of 2013 as compared to the same periods of 2012, and (ii) a decrease in total revenues for the third quarter and the first nine months of 2013 as compared to 2012.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations, as well as facilities expenses associated with general and administrative activities.

Segment data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which are managed separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the first nine months of 2013 and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended September 30, 2013 and 2012:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$33,492	$34,726	$5,381	$3,225
Office	$1,889	$1,940	$(731)	$(701)
Mobile	$-	$-	$(2,609)	$(2,542)
Total	$35,381	$36,666	$2,041	$(18)

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2013	2012	2013	2012
Home	$109,146	$119,269	$19,650	$10,138
Office	$6,577	$5,092	$(4,321)	$(4,099)
Mobile	$-	$-	$(7,369)	$(5,851)
Total	$115,723	$124,361	$7,960	$188

Sales to our customers in the home segment decreased for the third quarter and first nine months of 2013, as compared to the third quarter and first nine months of 2012, representing a decrease of 4% and 8% in absolute dollars, respectively. The decrease in our sales in the home segment for the comparable periods was mainly attributable to a decline in market demands and a decrease in the average selling prices of cordless phones over the comparative periods.

Sales to our customers in the office segment for the third quarter of 2013, as compared to the third quarter of 2012, decreased by 3% in absolute dollars mainly due to inventory accumulation of our customers . Sales to our customers in the office segment for the first nine months of 2013, as compared to the first nine months of 2012, increased by 29% in absolute dollars. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in market shares in sales to the office segment and an increase in market demand for VoIP products.

The reconciliation of segment operating results information to our consolidated financial information was as follows for the three and nine months ended September 30, 2013:

	Three months	Nine months
Income from operations	$2,041	7,960
Unallocated corporate, general and administrative expenses	(681)	(1,770)
Proxy contest related expenses included in general and administrative expenses	-	(1,403)
Equity-based compensation expenses	(1,045)	(3,133)
Intangible assets amortization expenses	(418)	(1,254)
Financial income, net	512	1,837
Total consolidated income before taxes	$409	$2,237

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

Amortization of Intangible Assets. During the third quarter of 2013, we recorded an expense of $0.4 million, as compared to $0.6 million for the third quarter of 2012, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. (the “Acquisition”) and the acquisition of BoneTone Communications (“BoneTone”) in 2011. During the nine months ended September 30, 2013, we recorded an expense of $1.3 million, as compared to $1.8 million for the nine months ended September 30, 2012, relating to the amortization of intangible assets associated with the Acquisition and the BoneTone acquisition in 2011. The sequential decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the Acquisition, offset to some extent by an increase in the amortization of intangible assets associated with the acquisition of BoneTone in the third quarter and first nine months of 2013, as compared to the same periods in 2012.

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

Financial Income, net. Financial income, net, for the three months ended September 30, 2013 decreased to $0.5 million from $0.7 million for the three months ended September 30, 2012. Financial income, net, for the nine months ended September 30, 2013 increased to $1.8 million from $1.7 million for the nine months ended September 30, 2012. The increase in financial income, net, for the nine months ended September 30, 2013, as compared to 2012, was mainly due a profit in the amount of $0.7 million resulting from the sale of certain marketable securities during the nine months ended September 30, 2012, as compared to a profit in the amount of $0.5 million recorded for the nine months ended September 30, 2012. The decrease in financial income, net, for the three months ended September 30, 2013, as compared to the same period of 2012, was mainly due to (i) a decrease in the interest income received on our marketable securities in the amount of $0.1 million, and (ii) an increase in exchange rates expenses in our Indian subsidiary due to the devaluation of the Indian Rupee (“INR”) against the U.S. dollar.

Our total cash, cash equivalents and marketable securities were $125.1 million as of September 30, 2013, compared to $111.9 million as of September 30, 2012.

Provision for Income Taxes. Our income tax benefit was $0.1 million for the first nine months of 2013, as compared to an income tax benefit of $0.2 million for the first nine months of 2012. The decrease in income tax benefit for the first nine months of 2013 as compared to the same period of 2012 was mainly attributed to a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.5 million during the first nine months of 2012, offset to some extent by (i) an amortization of deferred tax liability related to the intangible assets acquired in connection with Bonetone acquisition in the amount of $0.3 million during the first nine months of 2013 compared to no such income in 2012, and (ii) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.1 million during the first nine months of 2013.

We had immaterialtax expenses for the third quarter of 2013. Our income tax benefit for the third quarter of 2012 was $0.4 million, mostly as a result of the reversal of an income tax contingency reserve in the amount of $0.5 million that was determined to be no longer required due to the expiration of the applicable statute of limitations during the third quarter of 2012.

During the three and nine months ended September 30, 2013, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

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

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to increase the tax levy for years 2013 and 2014 (the "New Law"). The New Law increases the Israeli corporate tax rate from 25% to 26.5%, cancels the reduction of corporate tax rate for preferred enterprises (16% tax rate under the New Law) and increases the tax rate on dividends from sources under the Israeli Investment Law to 20% commencing on January 1, 2014.

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

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (26.5% for 2013). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first nine months of 2013, we generated $5.0 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $0.9 million for the first nine months of 2012. The increase in cash generated from operating activities for the first nine months of 2013, as compared to the same period in 2012, was mainly as a result of (i) an increase in net income during the first nine months of 2013 as compared to the first nine months of 2012, (ii) an increase in accrued compensation and benefits during the first nine months of 2013 in the amount of $1.9 million, as compared to an increase in accrued compensation and benefits in the amount of $0.8 million during the first nine months of 2012, and (iii) a decrease in accounts payable during the first nine months of 2013 in the amount of $0.9 million, as compared to a decrease in accounts payable during the first nine months of 2012 in the amount of $5.9 million. The increase in cash generated from operating activities when comparing the respective periods was offset to some extent by (a) an increase in accounts receivable during the first nine months of 2013 in the amount of $2.3 million, as compared to a decrease in the amount of $2.5 million in accounts receivable during the first nine months of 2012, (b) an increase in inventories in the amount of $0.2 million during the first nine months of 2013, as compared to a decrease in inventories in the amount of $1.8 million during the first nine months of 2012, and (c) an increase in other accounts receivable and prepaid expenses in the amount of $0.6 million during the first nine months of 2013, as compared to a decrease in other accounts receivable and prepaid expenses in the amount of $1.3 million during the first nine months of 2012.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2013, we purchased $53.3 million of marketable securities, as compared to $52.0 million purchase of marketable securities during the first nine months of 2012. During the first nine months of 2013 and 2012, $15.2 million and $19.9 million, respectively, of marketable securities matured and were called by the issuers. During the first nine months of 2013 and 2012, $27.8 million and $27.7 million, respectively, of marketable securities were sold. Additionally, during the first nine months of 2012, $13 million of short term deposits matured.

As of September 30, 2013, the amortized cost of our marketable securities and short term deposits was $108.1 million and their stated market value was $107.8 million, representing an unrealized loss of $0.3 million.

Our capital equipment purchases for the first nine months of 2013, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.9 million, as compared to $0.8 million for the first nine months of 2012.

Financing Activities. During the first nine months of 2013, we did not repurchase any shares of common stock. During the first nine months of 2012, we repurchased 1,182,590 shares of our common stock at an average purchase price of $6.35 per share for approximately $7.5 million. In addition, during the first nine months of 2013, we received $1.8 million upon the exercise of employee stock options. No exercises of employees stock options were executed during the first nine months of 2012. We can’t predict cash flows from exercises of stock options for future periods.

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

As of September 30, 2013, we had cash and cash equivalents totaling approximately $17.3 million and marketable securities and short term deposits of approximately $107.8 million.

Our working capital at September 30, 2013 was approximately $45.5 million, as compared to $54.3 million as of September 30, 2012. The decrease in working capital was mainly due to the replacement of short term marketable securities, short term deposits and cash and cash equivalents with long term marketable securities. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2013, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2013. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Sales of digital cordless telephony products comprised a significant majority of our total revenues for the first nine months of 2013. Specifically, sales of DECT, 2.4GHz and VOIP products comprised 94% of our total revenues for both the first nine months of 2013 and 2012, respectively. Revenues from DECT products represented 83% and 82% of our total revenues for the first nine months of 2013 and 2012, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers accounted for approximately 70% and 73% of our total revenues for the first nine months of 2013 and 2012, respectively. Sales to VTech represented 36% and 35% of our total revenues for the first nine months of 2013 and 2012, respectively. Sales to Panasonic represented 13% and 16% of our total revenues for the first nine months of 2013 and 2012, respectively. Sales to Uniden represented 4% and 11% of our total revenues for the first nine months of 2013 and 2012, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 18% and 22% of our total revenues for the first nine months of 2013 and 2012, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13% and 16% of our total revenues for the first nine months of 2013 and 2012, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	entry into new markets, including China, Korea and South America;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products, such as our 2.4GHz products. The DECT product line represented 83% of our total revenues for the first nine months of 2013. Therefore, increased sales of DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 99% of our total revenues for the first nine months of 2013 and 2012, respectively. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations, in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

●	unexpected changes in foreign government regulatory requirements;

●	fluctuations in the exchange rate for the United States dollar;

●	import and export license requirements;

●	imposition of tariffs and other barriers and restrictions;

●	burdens of complying with a variety of foreign laws, treaties and technical standards;

●	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

●	difficulty in collecting accounts receivable and longer payment cycles for international customers than existing customers;

●	difficulty in staffing and managing foreign operations and maintaining the morale and productivity of employees within foreign operations;

●	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

●	political and economic instability; and

●	changes in diplomatic and trade relationships.

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

Because of changing customer requirements and emerging industry standards, we may not be able to achieve broad market acceptance of our products. Our success is dependent, in part, on our ability to:

●        successfully develop, introduce and market new and enhanced products at competitive prices and in a timely manner in order to meet changing customer needs;

●        convince leading OEMs to select our new and enhanced products for design into their own new products;

●        respond effectively to new technological changes or new product announcements by others;

●        effectively use and offer leading technologies; and

●        maintain close working relationships with our key customers.

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

Furthermore, there are other significant risks associated with relying on these third-party foundries, including:

●        risks due to the fact that we have reduced control over production cost, delivery schedules and product quality;

●        less recourse if problems occur as the warranties on wafers or products supplied to us are limited; and

●        increased exposure to potential misappropriation of our intellectual property.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2013, 202 of our 293 employees were located in Israel, including 137 out of 183 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

●        issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

●        large one-time write-offs;

●        the incurrence of debt and contingent liabilities;

●        difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

●        diversion of management’s attention from other business concerns;

●        contractual disputes;

●        risks of entering geographic and business markets in which we have no or only limited prior experience; and

●        potential loss of key employees of acquired organizations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for the first nine months of 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

Not applicable.

ITEM 4.  mine safety disclosure.

Not applicable.

ITEM 5.  other information.

Not applicable.

ITEM 6.  EXHIBITS.

3.1

Amended and Restated Bylaws of DSP Group, Inc., effective as of October 31, 2013 (Filed as Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2013 and incorporated herein by reference).

10.2

Form of Restricted Stock Unit Agreement for the grant of restricted stock units to each of Ofer Elyakim, Dror Levy and David Dahan (Filed as Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2013 and incorporated herein by reference).

10.3

Amendment to Employment Agreement, as amended, by and among DSP Group, Inc., DSP Group, Ltd. and Ofer Elyakim, effective as of October 31, 2013 (Filed as Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2013 and incorporated herein by reference).

10.4

Amendment to Employment Agreement, as amended, by and among DSP Group, Inc., DSP Group, Ltd. and Dror Levy, effective as of October 31, 2013 (Filed as Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2013 and incorporated herein by reference).

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

DSP GROUP, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ Dror Levy
Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)