Form 10-K
period 2013-12-31
DSP GROUP INC /DE/
filed 2014-03-18
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File Number 001-35256

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation and organization)

161 S. San Antonio Road, Suite 10, Los Altos, CA 94022

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 28, 2013 as reported on the NASDAQ Global Select Market, was approximately $95,095,074. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (other than Starboard Value LP and its affiliates) have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2014, the Registrant had outstanding 22,552,463 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2013 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for 2014;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for 2014 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our anticipation that annual revenues generated from our next generation products to increase significantly in 2014 as compared to 2013;

●	Our belief that commercial shipments of products incorporating our next generation products will continue during 2014; and

●	Our belief that our available cash and cash equivalents at December 31, 2013 should be sufficient to finance our operations for the foreseeable future.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as “DSP Group,” “we,” “us” “our” or “company.”

PART I

Item 1.        BUSINESS.

Introduction

DSP Group, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications. Delivering semiconductor system solutions with software and reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market. At the forefront of semiconductor innovation and operational excellence for over two decades, DSP Group provides a broad portfolio of wireless chipsets integrating DECT (Digital Enhanced Cordless Telecommunications) and CAT-iq (Cordless Advanced Technology - Internet Quality), ULE (Ultra Low Energy), Wi-Fi, PSTN (Public Switched Telephone Network), HDClear™ (previously BoneTone™) intelligent voice enhancement, background noise elimination and speech recognition accuracy enhancement, video and VoIP (Voice over Internet Protocol) technologies.

DSP Group enables converged voice, audio and data connectivity across diverse mobile, consumer and enterprise products - including connected multimedia terminals, mobile devices, home automation & security, cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with CE manufacturers and service providers to shape the future of converged communications at home, in the office and on the go.

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

In December 2011, we exercised our option from 2009 to acquire all of the equity interests of BoneTone Communications Ltd. (“BoneTone”), a provider of innovative bone conduction technology for intelligent voice enhancement and noise elimination that redefine audio quality and voice intelligibility in mobile devices and headsets, and thereby enabling us to enter new markets.

Industry Environment and Our Business

Over the past two decades, the desire to leverage existing telecommunications infrastructure, compounded by the increased use of new data-intensive computing, communication and video applications, is driving the convergence of voice, audio, data and video.

Our focus on the design of highly-integrated, mixed-signal devices that combine complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our integrated circuit (IC) products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless telephony, IP telephony, multimedia mobile and home automation devices that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for ODMs to design and market their own end products with maximum differentiation.

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

Moreover, we have expanded our DECT solutions beyond cordless telephony to address the burgeoning Internet of Things (IoT) market via an ultra low energy version of DECT called DECT ULE, DECT ULE offers numerous technological benefits due to its licensed and interference-free, frequency bands, long range, RF robustness, propagation through multiple walls, voice and visual support, while using very low power consumption.

During the past few years, we expanded into chips and phones for office and business applications, and have quickly gained market share in this growing segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solution for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make voice calls via a broadband Internet connection rather than an analog phone line.

Furthermore, with mobile devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our revolutionary HDClear solution, a comprehensive voice enhancement product for mobile devices. There is a clear emerging market trend of mobile units incorporating technology to eliminate background noise, HDClear leverages this trend by incorporating proprietary noise cancellation algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and better voice call intelligibility. This technology will enable people to use their cell phones for conversations in virtually any environment, whether in a car, on a train or in any noisy surroundings. HDClear will also facilitate the use of speech recognition and voice commands by eliminating background noise. Our HDClear product family was developed through the acquisition of BoneTone and the addition of their innovative intelligent noise cancellation algorithms to our SoC.

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

With our in-house innovations and acquired intellectual property, we are now able to bring additional value to our existing market verticals and address new market verticals, including markets for IoT, office phones, mobile devices and headsets, thus expanding our market opportunities.

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. Our new products include three main groups of products: (i)  home segment products consisting of ULE ICs targeting the growing markets of smart home devices and DECT/CAT-iq ICs for residential gateway devices supplied by telecommunication service providers and which integrate the DECT/CAT-iq functionality and address the newly evolving market of home phones supporting high definition voice (HD Voice) and smart home applications; (ii) office segment products consisting of VoIP SoC products for Enterprise, SMB and SoHo; and (iii) mobile segment products consisting of products targeted for mobile and wearable markets that incorporate our noise suppression and voice quality enhancement HDClear technology.

Home Segment - Products Targeted for Cordless Telephony, Home Gateways and Home Automation Market

Our DECT, 2.4 GHz and 5.8 GHz technologies are targeted at three broad categories of products: (a) digital cordless telephony, (b) gateways, both home gateways and fixed mobile convergence and (c) smart home & IoT applications.

As a market leader in DECT and next-generation CAT-iq cordless technology, we offer a wide range of cost-effective, highly integrated SoC solutions. Delivering high-quality audio with notably low power consumption, our field-proven chipset solutions are ideal for highly integrated digital cordless telephony, DECT-enabled gateways and home automation and security. Our chipsets provide a total integrated digital solution and include all required digital baseband, analog interface and RF functionality.

Our Home chipset solutions enable worldwide coverage, supporting all RF bands and cordless protocols, such as:

1.7GHz -1.9GHz DECT – used in Europe, U.S. (DECT6.0), Korea, Japan and Latin America;

2.4GHz – used in Japan, China, India and the U.S.; the dominant protocols for this RF band is our proprietary EDCT (Enhanced Digital Cordless Technology) and WDCT (Wireless Digital Cordless Technology) protocols; and

5.8GHz – used in the U.S., Australia and several other countries with our proprietary EDCT cordless protocol.

This chipset portfolio combines wireless communications technology with a range of telephony features, and audio and voice-processing algorithms to provide the industry a low cost and small footprint solution. Enhanced with our hardware and software packages, these chipsets are highly versatile and enable the development of an array of cordless telephony solutions, DECT home gateways and smart-home applications and devices at a lower effort and faster time to market than alternative silicon offerings.

This portfolio supports cordless phones, cordless headsets, remote controls, home gateways, fixed-mobile convergence solutions and home security and automation devices.

Our home chipset solutions are available in three chipset families:

●

The DCE family is a highly integrated, low-power ROM-based chipset solution, delivering enhanced audio and extended range for entry-level applications. The chipset is used to develop fully integrated cordless telephone systems, digital voice recorders (DVRs), digital baby monitors, and other low-to-mid-range audio applications. Including the industry's most advanced digital cordless solutions, the DCE family maintains multi-line, multi-handset and digital answering machine capabilities, while supporting various RF protocols such as DECT (1.7GHz-1.9GHz), FHSS DECT 2.4GHz, EDCT 2.4GHz and 5.8GHz. Integration of the TeakLite™ RISC DSP core into the DE56, DCE58 and DCE59 baseband chip enables software implementation of a variety of voice coders, and provides a flexible platform for developing a wide range of solutions. With its DSP-based architecture, the chipset enables cost-effective incorporation of the most advanced audio and telephony features.

●

The DCX family is a low-power, Flash and ROM-based chipset solution targeting mid-to-high-range cordless applications. Built on an open platform with powerful ARM9™ core processing capabilities, the cost-effective DCX family delivers unsurpassed telephony coverage and HD voice features. Combining state-of-the-art RF and ARM9 baseband functions in a single package with a rich set of telephony features and advanced audio-processing capabilities, the DCX provides the best cost-performance solution for mid-to-high-range DECT/DECT6.0/CAT-iq and WDCT cordless applications, home gateway applications, fixed mobile convergence applications and ULE gateways and devices. Supporting all RF bands and comprised of Flash-based chips and a full set of ROM-based products with various memory configurations, the DCX chipset family offers a total integrated solution that includes a digital baseband controller, analog interface, RF transceiver and power amplifier.

●

The DHX family is a low-power chipset solution for home automation and security. Equipped with audio capabilities and a powerful ARM926™ processor, it implements hibernation features to deliver advanced ULE. The ULE base utilizes existing and proven cordless SoCs, functioning as a standalone ULE over the top box (DVF99) and embedded module for home gateways (DCX81).

We achieved a number of significant milestones in 2013, including launching commercial shipments of DCX81 SoC featuring advanced QSPI Flash architecture and 208MHz ARM926 core targeted for digital cordless telephony and DECT connectivity for home gateway products, as well as initiating field trial with a leading operator to enable smart-home services, and securing design-wins for DHX91, a DECT ULE SoC targeting home automation and security applications.

Office

As a leading silicon vendor for enterprise voice, we offer a comprehensive portfolio of solutions for VoIP terminals. Our DVF SoCs family is a comprehensive solution for developing affordable, scalable and green VoIP home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging (IM) phones. DVF enables development of low-power enterprise IP, analog terminal adapters (ATAs) and home VoIP phones that offer superb acoustic echo cancellation, high-quality HD voice, multi-line capabilities, and an enhanced user interface (UI). Built on an open platform with ARM processors running on Linux OS, DVF includes IPfonePro™, an extensive SDK for IP phones and ATAs.

DVF99, the latest member of the DVF family, provides outstanding cost/performance value for mid-range to high-end IP phones. Designed specifically to meet Tier 1 requirements, DVF99 fully complements existing solutions, including DVFD818 VoIP processors for low- and mid-range applications, and the XpandR® media processor for video IP devices.

Products Targeted for the Office Market

Since 2008, we have been selling products for the VoIP market while developing a new platform based on ARM9, the VegaFireBird and VegaOne SoC products, to the advanced IAD (Integrated Access Device) market.

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

In 2012, we taped-out a new VoIP SoC DVF99xx, which commercially launched in Janaury 2013. Built with two ARM926EJ-S™ cores, this new VoIP SoC provides combined processing speed of 1.1 GHz, and is designed to support IP phone processing needs - from basic single-line IP phones to high-end multi-line gigabit Ethernet IP phones with large color display and advanced GUI. The DVF99 also integrates multiple hardware accelerators, including a hardware security engine which enables a new class of secure IP phones, an LCD controller, a 2D graphics engine, a high-speed USB 2.0 port, DDR3/DDR2 memory and minimal power consumption. This product was designed to meet the needs of the enterprise IP telephony market.

In 2013, we started commercial shipments of DVF99xx with two leading customers and continued to secure additional design wins with leading customers.

Products Targeted for Multimedia Connected Screens

To capitalize on the increasing convergence of voice, data, audio and video, we offer a family of multimedia chipset solutions. These SoC solutions are based on dual-core and integrating application processors, Wi-Fi and DECT baseband and comprehensive multimedia peripherals, along with companion analog front-end and power management units as well as Wi-Fi and cordless RF chips, to enable the development of always-on, portable, connected multimedia products.

These solutions support an array of telephony and non-telephony connected applications, including smart home phone, video/media phone, Wi-Fi VoIP phone, media/streaming set-top box, smart universal remote control, mobile Internet device, portable media player and Internet radio, based on open platform frameworks such as Android.

In 2008, 2009 and 2011, we introduced XpandR-I, XpandR-II and XpandR-III, respectively, the first, second and third generations of the XpandR product family. XpandR-III is a state-of-the-art system-on-a-chip that complements a full offering for converged voice, data, audio and video processor. XpandR-III has a wide range of interfaces, including display up HD resolution and dual camera sensors. Target applications include smart home telephony, video telephony, home security, media/streaming set-top box and portable multimedia.

Products Targeted for Mobile Phones and Wearable Devices

As a result of the acquisition of BoneTone, we enhanced our product portfolio with technology of intelligent voice enhancement and noise elimination. This technology supports two solutions: HDClear and HDMobileSurround™ which are offered as part of the HDClear product line.

HDClear-based solutions offer mobile voice quality and intelligibility, while completely removing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improves the user experience for speech-enabled applications like virtual assistants, voice search, and speech-to-text on mobile and wearable devices, tablets and other consumer devices.

HDMobileSurround™ solution provides true 5.1 surround true sound on the go. As a result, users of tablets, smartphones and other mobile devices can enjoy either HD movies with a true sense of sound, or gaming with natural surround sound.

HDClear enables a new experience for mobile users. Our technology fully removes background noise for far-end users, while maintaining privacy for near-end speakers. As such, our mobile chipset offerings enable high voice quality and intelligibility for calls made in the noisiest environments. The solutions are anchored by the DBM family – DBMD11 (BTHD100) and DBMD12, mixed-signal DSP-based processor for voice communication applications. They also feature a superior background noise cancellation algorithm, on-chip ADC, and diverse digital interfaces for seamless integration into current dense mobile device systems. Offered in a low-power, small footprint package, HDClear is the ultimate noise-cancellation chip solution for mobile phones, wearable devices, tablets, Bluetooth and DECT wireless headsets, wired headsets and fixed-line phones.

In 2012, we taped-out a new DBMD2, which we believe is one of the most efficient voice enhancement processors in the market. It is measured just 3.0 x 3.0 x 0.65mm. Offered with a 36-pin BGA and 0.4mm ball pitch, DBMD2 embeds a programmable 32-bit DSP, incorporates advanced connectivity options, including four TDM/I2S ports and SLIMbus, and equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption.

DBMD2 enables mobile OEMs to offload voice and audio tasks from mobile device CPUs, in addition to running HDClear to enhance ASR accuracy. OEMs can leverage DBMD2’s open and flexible architecture to differentiate their products by utilizing the free DSP MIPS headroom and memory to run their own or third party voice/audio enhancement software for pre- and post-processing.

The DBMD2 supports a rich set of voice processing features to significantly enhance voice call quality, intelligibility and speech recognition accuracy, including:

•	Noise suppression for the far-end listener

•	Noise reduction and speech conditioning for the near-end listener

•	Acoustic Echo Cancellation (AEC)

•	Flexispeech – variable speech playback for the hearing impaired

•	Flexible Listening Experience (FLE) – automatic adjustment of incoming voice when the near-end listener is in a noisy environment

•	Ultra-low power always on voice activation and voice command

Customers

We are a flexible customer-centric company that proactively partners with our broad base of CE manufacturer customers and service providers. As a reliable long-term industry supplier, We maintain a proven track record of operational excellence and successful delivery. With over 10 offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market. In 2013, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset solutions at prominent tier-one telecom operators across the globe, and include: Aprotech, AEG, Alcatel, AT&T, Arris, Atlink, Arcadyan, Askey, Audioline, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, China Telecom, Cisco, Cybertan, Grandstream, Deutsche Telekom, Doro, Escene, France Telecom, Freebox, Giant, Gaoxinqi, Gemtek, Global China Technologies, Grandstream, Hagenuk, Huawei, Innomedia, Intelbras, Invoxia, JXE, Kocom, Korea Telecom, KPN, LG Electronics, Matsushita, Mitac, Mitrastar, Motorola, Moimstone, NEC, NTT, OnReal, Ooma, Panasonic, Philips, Pioneer, Plantronics, Sagemcom, Samsung, Sanyo, Sercomm, SGW, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Topcom, Uniden, Unihan, Urmet, Uwin, Turkcell, Verizon, VTech, WNC, Xingtel, Yamaha, Yealink and ZTE.

International Sales and Operations

Export sales accounted for 97% of our total revenues for 2013 and 99% of our total revenues for both 2012 and 2011. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, fluctuations in exchange rates that could increase the price of our products in foreign markets, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, other barriers and restrictions and the burden of complying with a variety of foreign laws. See Note 16 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2013, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong, China; Nierenberg, Germany; Los Altos, California; Tokyo, Japan; Herzelia Pituach, Israel, Edinburgh, Scotland; and Shenzhen, China; pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives. Revenues derived from sales through our Japanese distributor, Tomen Electronics, represented 19% of our total revenues for 2013, 21% for 2012 and 19% for 2011. We also derive a significant amount of revenues from a limited number of customers. Sales to VTech represented 36% of our total revenues for 2013, 35% for 2012 and 33% for 2011. Sales to Panasonic through Tomen Electronics represented 14%, 15% and 13% of our revenues for 2013, 2012 and 2011, respectively. Sales to Uniden represented 4%, 11% and 10% of our total revenues for 2013, 2012 and 2011, respectively. Sales to CCT Telecom represented 9%, 8% and 11% of our total revenues for 2013, 2012 and 2011, respectively. The loss of any of our significant customers or distributors could harm our business, financial condition and results of operations. In addition, our customers and distributors are not subject to minimum purchase requirements and can cease making purchases of our products at any time.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues may be affected by seasonal buying patterns of consumer products sold by our OEM customers.

Manufacturing and Design Methodology

We contract product wafer fabrication services from TSMC. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our products. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Moreover, as TSMC produces a significant portion of our wafer supply, earthquakes, aftershocks or other natural disasters in Asia could preclude us from obtaining an adequate supply of wafers to fill customer orders. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

As part of the acquisition of the CIPT Business, we entered into a Manufacturing Services Collaboration Agreement, as amended, with NXP pursuant to which NXP agreed to provide us with specified manufacturing, pre-testing, assembling and final-testing services relating to CIPT Business products. The services under the agreement are provided by NXP on a purchase order basis and will expire by December 31, 2014. The agreement sets forth specified capacity guarantees by NXP, logistics for our provision of production schedules, penalties for late/non delivery by NXP for specified products, our purchase obligations and various technical specifications for the manufacturing services. Products from the CIPT Business that are still manufactured by NXP currently do not represent a substantial portion of our total revenues. However, our business could be still harmed if NXP fails to achieve acceptable manufacturing yields, quality levels or allocate to us a sufficient portion of its foundry capacities to meet our needs for the CIPT Business products.

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

Similar principal competitive factors affect the mobile audio noise reduction market. An additional competitive factor relating to this market is that we are a newcomer to this market and this market already has a number of dominant, well-established companies with significant existing market shares. Nonetheless, we believe that we are competitive in this market with HDClear’s outstanding performance. Competitors in this market include Audience, Wolfson and Cirrus Logic and developers of noise cancellation software running on mobile phones such as ForteMedia.

Price competition in the markets in which we currently compete and propose to compete is intense and may increase, which could harm our business, financial condition and results of operations. We have experienced and will continue to experience increased competitive pricing pressures for our ICs. We were able to partially offset price reductions which occurred during 2013 through manufacturing cost reductions, improvements in our yield percentages and by achieving a higher level of product integration. However, we cannot assure that we will be able to further reduce production costs, or be able to compete successfully with respect to price or any other key competitive factors in the future.

In future periods, due to various new developments in the residential telephony, enterprise telephony, home automation and mobile markets, we intend to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources than we do.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2013, we had a staff of 183 research and development personnel, of which 138 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent $35.0 million in 2013, $42.5 million in 2012 and $53.2 million in 2011 on research and development activities.

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

Licenses, Patents and Trademarks

As of December 31, 2013, we have been granted a total of 145 patents and 137 patents are pending.

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

The technology industry is subject to frequent litigation regarding patent and other intellectual property rights. While any material claims involving patent or other intellectual property rights have not been brought against us to date, we cannot provide assurance that third parties will not assert claims against us or our customers with respect to existing or future products, or that we will not need to assert claims against third parties to protect our proprietary technology. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. We have received claims that our products infringe upon the proprietary rights of such patent holding companies. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the claim has any merit and notwithstanding that the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

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

Backlog

At December 31, 2013, our backlog was approximately $25.1 million, compared to approximately $32.7 million and $36.7 million at December 31, 2012 and 2011, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2013, we had 297 employees, including 183 in research and development, 53 in marketing and sales and 61 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for 2013. Specifically, sales of our DECT, 2.4GHz, and VoIP products comprised 94% of our total revenues for both 2013, 2012 and 2011. Revenues from our DECT products represented 84% of our total revenues for 2013, 82% for 2012 and 82% for 2011.

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

In addition to general market competitiveness, the digital cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which reduces our revenues derived from, and unit sales of, cordless telephony products. Macro-economic trends in the consumer electronics industry may adversely impact our future revenues.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our five largest customers – VTech, Panasonic (through Tomen), Uniden, CCT Telecom and Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”) accounted for approximately 70% of our total revenues for 2013, 73% for 2012 and 70% for 2011. Sales to VTech represented 36% of our total revenues for 2013, 35% for 2012 and 33% for 2011. Sales to Panasonic through our distributor represented 14% of our total revenues for 2013, 15% for 2012, and 13% for 2011. Sales to Uniden represented 4% of our total revenues for 2013, 11% for 2012 and 10% for 2011. Sales to CCT Telecom represented 9% of our total revenues for 2013, 8% for 2012 and 11% for 2011. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market, which is an intensively competitive market with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear product family, a comprehensive voice enhancement and noise cancellation product targeted for mobile devices. Although a number of potential customers have expressed interest, we do not currently have any design wins for this product family, which is the initial step to incorporating this product with an OEM, and we cannot assure you that we will be successful in doing so. Even if we achieve design wins, the design-in process is labor intensive, long and often delayed. Therefore, the period from design-in to revenue generation may be long, and during the interim period, we would be expending significant time and resources through our sales and development cycles, potentially without achieving any economic return. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience and Cirrus Logic. We also face competition from smaller, privately held companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving any design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 19% of our total revenues for 2013, 21% for 2012 and 19% for 2011. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14% of our total revenues for 2013, 15% for 2012 and 13% for 2011. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products. The DECT product line represented 84% of our total revenues for 2013. Therefore, increased sales of our DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2013 and 99% for both 2012 and 2011. Furthermore, pursuant to the acquisition of the CIPT Business from NXP, we established new foreign subsidiaries, and currently have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Notwithstanding improvements in business conditions since the global downturn in 2008 and 2009, recovery is slow and general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections. Moreover, we operate within the semiconductor industry which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers – generally consumer electronics retailers. Furthermore, based on discussions with our customers, we understand that our customers also have less visibility into their product demands. A decrease in the consumer electronics retailers’ demand or a build-up of their inventory, both of which are out of the control of our customers and us, may cause a cancellation, change or deferral of purchase orders on short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. Based on these trends, our customers are reluctant to place orders with normal lead times, and we are seeing a shift to shorter lead-times and rush orders. However, we place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2013, 202 of our 297 employees were located in Israel, including 138 out of 183 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (26.5% for 2014) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, on July, 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the Acquisition, we currently have operations in Germany, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit in both Israel and Germany, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2013 and 99% for both 2012 and 2011. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, as an example, we are now under audit in both Israel and Germany. The outcomes from these examinations may have an adverse effect on our operating results and financial condition.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the U.S. Securities and Exchange Commission adopted a new rule requiring disclosures by public companies of specified minerals (tin, tantalum, gold and tungsten), known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires a disclosure report to be filed with the SEC by May 31, 2014, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  We may incur material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We anticipate filing a conflict minerals report for the year ended 2013.  Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in components manufactured by third parties through the due diligence procedures that we implement, which may harm our reputation.

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

Item 1B.      UNRESOLVED STAFF COMMENTS.

 None.

Item 2.         PROPERTIES.

Our principal offices in the United States are located in Los Altos, California, where we lease approximately 700 square feet under a lease that expires in January 2016. Portions of our U.S. operations are located in leased facilities in El Dorado Hills, California under a lease that expires in March 2015. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 45,359 square feet located in Herzeliya Pituach, Israel. These facilities are leased through November 2018. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2014. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2015. Our subsidiary in Scotland has lease agreements for its facilities with automatic renewals on a month-to-month basis. Our subsidiary in India has sublease agreements with NXP for its facilities that terminate in March 2017. Our subsidiary in Shenzhen, China has a lease that terminates in September 2014. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2016. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Item 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2012	High	Low
First Quarter	6.79	4.85
Second Quarter	6.95	5.77
Third Quarter	6.40	5.36
Fourth Quarter	6.02	5.05

Year Ended December 31, 2013	High	Low
First Quarter	8.33	5.63
Second Quarter	8.76	6.95
Third Quarter	8.75	6.3
Fourth Quarter	10.14	6.78

As of March 7, 2014, there were 22,552,463 shares of common stock outstanding. As of March 7, 2014, the company had approximately 35 holders of record and we believe greater than 2,500 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 9, 2014. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of 2013, we repurchased 389,922 shares of our common stock at an average price of $8.95 per share for approximately $3,490,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (October 1, 2013 to October 31, 2013)	-	-	-	307,749
Month #2 (November 1, 2013 to November 30, 2013)	74,922	8.35	74,922	2,932,827
Month #3 (December 1, 2013 to December 31, 2013)	315,000	9.09	315,000	2,617,827	(1)

(1) The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of December 31, 2013.

In November 2013, our board of directors authorized the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of our common stock. This authorization is in addition to the approximately 308,000 shares that were available for repurchase under the Board’s prior authorizations.

At December 31, 2013, 2,617,827 shares of our common stock remained available for repurchase under our board authorized share repurchase program, including 2.7 million shares from November 2013 authorization. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions as well as through entry into a share repurchase plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program has no set expiration or termination date.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 9, 2014. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2008 and ends on December 31, 2013, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2008, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.       SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2013, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
	2013	2012	2011	2010	2009
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$151,063	$162,790	$193,861	$225,482	$212,186
Cost of revenues	91,237	101,660	123,734	137,571	133,590
Gross profit	59,826	61,130	70,127	87,911	78,596
Operating expenses
Research and development, net	35,000	42,539	53,244	55,588	56,148
General, administrative, sales and marketing	23,085	24,875	29,417	31,561	33,117
Amortization of intangible assets	1,672	2,310	7,972	9,975	12,258
Restructuring cost (income)	-	2,008	(170)	463	-
Total operating expenses	59,757	71,732	90,463	97,587	101,523
Operating income (loss)	69	(10,602)	(20,336)	(9,676)	(22,927)
Financial and other income
Financial income, net	2,457	2,388	1,885	1,468	2,857
Other income from remeasurement of investment in a business Combination	-	-	1,343	-	-
Income (loss) before taxes	2,526	(8,214)	(17,108)	(8,208)	(20,070)
Income tax benefit	(150)	(172)	(866)	(783)	(11,634)
Net income (loss)	$2,676	$(8,042)	$(16,242)	$(7,425)	$(8,436)
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	22,249	21,950	23,247	23,229	23,655
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	22,906	21,950	23,247	23,229	23,655
Basic net income (loss) per share	$0.12	$(0.37)	$(0.70)	$(0.32)	$(0.36)
Diluted net income (loss) per share	$0.12	$(0.37)	$(0.70)	$(0.32)	$(0.36)
Balance Sheet Data:
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$127,712	$120,339	$117,909	$139,761	$123,065
Working capital	$42,301	$49,102	$60,010	$72,073	$68,013
Total assets	$192,265	$185,182	$197,625	$222,555	$219,769
Total stockholders’ equity	$147,411	$142,227	$148,624	$167,103	$165,489

Year Ended December 31, Fiscal Years by Quarter	2013				2012

Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$35,340	$35,381	$40,692	$39,650	$38,429	$36,666	$44,191	$43,504
Gross profit	$14,153	$13,805	$16,162	$15,706	$14,739	$13,902	$16,511	$15,978
Net income (loss)	$356	$398	$750	$1,172	$(141)	$(2,415)	$(2,224)	$(3,262)
Net income (loss) per share — Basic	$0.02	$0.02	$0.03	$0.05	$(0.01)	$(0.11)	$(0.10)	$(0.14)
Net income (loss) per share — Diluted	$0.02	$0.02	$0.03	$0.05	$(0.01)	$(0.11)	$(0.10)	$(0.14)

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, VoIP and 2.4GHz chipsets representing approximately 94% of our total revenues for 2013.

Our revenues were $151.1 million for 2013, a decrease of 7.2% in comparison to 2012, mainly due to a decrease in sales, and reduction in average selling prices, of our cordless telephony products. Sales of our DECT 6.0 products for the U.S. market decreased from $69.1 million for 2012 to $54.5 million for 2013. Sales of our DECT products for the European market increased from $56.7 million for 2012 to $58.3 million for 2013. Revenues derived from the sale of DECT products represented 84% and 82% of our total revenues for 2013 and 2012, respectively. Our gross margin increased to 39.6% of our total revenues for 2013 from 37.6% for 2012, primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) different mix of products and customers, and (iv) a reduction in manufacturing and other related operational expenses such as shipping, engineering, depreciation and payroll expenses.

Our operating income was $0.1 million for 2013, as compared to an operating loss of $10.6 million for 2012. The significant improvement from operating loss to operating income was mainly as a result of a decrease in research and development, and sales and marketing expenses, and an improvement in gross margins, offset to some extent by (i) a decrease in total revenues during 2013 as compared to 2012 and (ii) an increase in general and administrative expenses during 2013 as compared to 2012, due to the proxy contest related expenses. Our operating expenses decreased by 16.7% to $59.8 million for 2013, as compared to $71.7 million for 2012, mainly as a result of the two restructuring programs that we implemented during 2012.

Notwithstanding our success in reducing our operating expenses, revenues derived from our cordless products are continuing to decline. This is primarily due to the lack of growth of the cordless telephony market, as well as the continuing decline in the average selling prices of all of our cordless products. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the declining revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We hope to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities of these new products.

We are seeing evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our next generation products. Commercial shipments for some products have begun with more shipments to occur during 2014. Aggregate revenues derived from our next generation products were 14.7%, 11.9% and 10.3% of our total revenues for 2013, 2012 and 2011, respectively. Based on a strong pipeline of design wins, our current mix of next generation products and anticipated commercialization schedules of customers incorporating our next generation products, we anticipate annual revenues generated from our next generation products to increase significantly in 2014 as compared to 2013.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet achieved a design win for our HDClear product for mobile devices. Furthermore, although next generation products targeted at the convergence of voice and data connectivity, enterprise VoIP solutions and mobile device market are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of next-generation productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of December 31, 2013, our principal source of liquidity consisted of cash and cash equivalents of $23.6 million and marketable securities and short term deposits of $104.1 million, totaling $127.6 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2013.

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

According to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, “Income Taxes,” the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions

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

If management's estimates or related assumptions change in the future, we may be required to record impairment charges for our intangible assets.

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

If actual results are not consistent with management's assumptions and judgments, we may be exposed to gains or losses that could be material.

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

If management's estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established write-off that could be material.

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

Results of Operations:

Total Revenues. Our total revenues were $151.1 million for 2013, $162.8 million for 2012 and $193.9 million for 2011. The decrease of 7.2% in revenues for 2013 as compared to 2012 and the decrease of 16% in revenues for 2012 as compared to 2011 were both primarily as a result of decreased sales of our 2.4GHz and DECT products. Sales of DECT products were $126.3 million, $133.9 million and $159.4 million for the years ended 2013, 2012 and 2011, respectively, representing approximately 84%, 82% and 82% of our total revenues for 2013, 2012 and 2011, respectively. The decrease of 6% in absolute dollars of DECT sales in 2013 as compared to 2012 and the decrease of 16% in absolute dollars of DECT sales in 2012 as compared to 2011 were mainly attributable to a decline in market demands and a decrease in average selling prices of our DECT products. Sales of our DECT 6.0 products for the U.S. end market were $54.5 million, $69.1 million and $75.4 million for 2013, 2012 and 2011, respectively, representing 36%, 42% and 39% of our total revenues for 2013, 2012 and 2011, respectively. Sales of our DECT products for the European market increased in 2013 by $1.6 million to $58.3 million, as compared to a decrease from $79.3 million in 2011 to $56.7 million for 2012.

Sales of 2.4GHz products were $6.8 million, $12.1 million and $18.3 million for 2013, 2012 and 2011, respectively, representing 5%, 7% and 9% of our total revenues for 2013, 2012 and 2011, respectively. This represents a decrease of 44% in absolute dollars when comparing sales for 2013 to 2012, which resulted mainly from a decrease of sales of our 2.4 GHz products in the Japanese domestic and the U.S. markets. When comparing 2.4 GHz sales for 2012 to 2011, there was a decrease of 34% in absolute dollars which resulted mainly from the same factors as the 2013 decline.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$4,342	$2,028	$1,836
Hong Kong	86,090	84,736	100,894
Japan	34,377	51,033	57,260
Europe	7,370	7,429	9,180
Korea	914	1,968	5,909
China	6,999	6,270	8,577
Taiwan	7,093	6,496	7,225
Other	3,878	2,830	2,980
Total revenues	$151,063	$162,790	$193,861

Sales to our customers in Hong Kong increased for 2013 as compared to the same period of 2012, representing an increase of 2% in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted mainly from the increase in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”) of 67% when comparing 2013 to 2012 and an increase in sales to CCT Telecom Holdings Ltd. (“CCT”) of 8% when comparing 2013 to 2012. The increase in our sales to Hong Kong for the comparable periods was offset to some extent by a decrease in sales to Vtech Holding Ltd. (“Vtech”) of 6% when comparing 2013 to 2012. Sales to our customers in Japan decreased for 2013 as compared to the same period of 2012, representing a decrease of 33% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 14% decrease in absolute dollars for 2013 as compared to 2012, (ii) a decrease in sales to the Japanese domestic market, representing a 19% decrease in absolute dollars for 2013 as compared to 2012, and (iii) a decrease in sales to the Uniden America Corporation (“Uniden”), representing a 67% decrease in absolute dollars for 2013, as compared to 2012. Sales to our customers in Hong Kong decreased for 2012 as compared to the same period of 2011, representing a decrease of 16% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to Vtech of 10% when comparing 2012 to 2011 and a decrease in sales to CCT of 40% when comparing 2012 to 2011. Sales to our customers in Japan decreased for 2012 as compared to the same period of 2011, representing a decrease of 11% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic, representing a 7% decrease in absolute dollars for 2012 as compared to 2011, (ii) a decrease in sales to the Japanese domestic market, representing a 15% decrease in absolute dollars for 2012 as compared to 2011, and (iii) a decrease in sales to the Uniden, representing a 14% decrease in absolute dollars for 2012, as compared to 2011.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products.

Significant Customers. The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers of residential wireless products with significant market share in the U.S. market. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations.

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 36%, 35% and 33% of our total revenues for 2013, 2012 and 2011, respectively. Another significant customer of the company in Hong Kong is CCT, whose sales represented 9%, 8% and 11% of our total revenues for 2013, 2012 and 2011, respectively.

Revenues derived from sales through our largest distributor, Japan-based Tomen Electronics Corporation (“Tomen Electronics”), accounted for 19% of our total revenues for 2013, as compared to 21% for 2012 and 19% for 2011. Sales to Uniden represented 4%, 11% and 10% of our total revenues for 2013, 2012 and 2011, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14%, 15% and 13% of our total revenues for 2013, 2012 and 2011, respectively.

Significant Products. Revenues from our DECT products represented 84%, 82% and 82% of our total revenues for 2013, 2012 and 2011, respectively. Revenues from our 2.4GHz products represented 5%, 7% and 9% of our total revenues for 2013, 2012 and 2011, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for 2014. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT products, for the short and long term.

Gross Profit. Gross profit as a percentage of revenues was 39.6% for 2013, 37.6% for 2012 and 36.2% for 2011. The increase in our gross profit for 2013 as compared to 2012 was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) different mix of products and customers, and (iv) a reduction in manufacturing and other related operational expenses such as shipping, engineering, depreciation and payroll expenses. The increase in our gross profit for 2012 as compared to 2011 was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in the production yield of certain of our products, (iii) a decrease in certain production costs such as gold due to the replacement of gold with copper in certain of our products, and (iv) a reduction in other operational expenses such as boards, materials and subcontractors. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. There are no guarantees that our ongoing efforts in cost reduction and yield improvements will keep pace with the anticipated continuing decline in average selling prices of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Operating Expenses. Our operating expenses were $59.8 million for 2013, $71.7 million for 2012 and $90.5 million for 2011. The decrease in operating expenses for 2013 as compared to 2012 was primarily attributable to (i) a decrease in research and development expenses in the amount of $7.5 million in 2013 as compared to 2012, (ii) a decrease in sales and marketing expenses in the amount of $3.0 million in 2013 as compared to 2012, (iii) a decrease in restructuring expenses in the amount of $2.0 million, which were related to our operational restructuring plans that were initiated during the second and third quarters of 2012, and (iv) a decrease in the amortization cost for intangible assets related mostly to the acquisition of the CIPT Business in the amount of $0.6 million. These decreases were offset to some extent by an increase in general and administrative expenses in the amount of $1.2 million in 2013 as compared to 2012 relating primarily to the proxy contest.

The decrease in operating expenses for 2012 as compared to 2011 was primarily attributable to a decrease in research and development expenses in the amount of $10.7 million in 2012 as compared to 2011 which was attributed mainly to (x) the restructuring of our U.S. operations, implemented during the third quarter of 2011, which reduced our research and development expenses for 2012, (y) a decrease in projects-related expenses, mainly tape-out, materials, subcontractors and travel expenses, and (z) a decrease in labor and employee-related expenses, (in addition to the savings from the restructuring of our U.S. operations that was initiated during the third quarter of 2011). This decrease in labor and employee-related expenses was mainly due to (a) a decrease in the number of employees, (b) the devaluation of the New Israeli Shekel (“NIS”) against the U.S. dollar, which decreased the Israeli employee labor expenses, and (c) the restructuring of our operations that was initiated during the second and third quarters of 2012. Other factors that contributed to the decrease in our operating expenses in 2012 as compared to 2011 are: (i) a decrease in general and administrative expenses such as legal and stockholders and investors relations expenses in the amount of $1.2 million, (ii) a decrease in sales commission paid in 2012 as compared to 2011 in the amount of $0.6 million due to a lower level of revenues subject to sales commissions, (iii) a decrease in equity-based compensation expenses in the amount of $1.2 million, and (iv) a decrease in the amortization cost for intangible assets related mostly to the acquisition of the CIPT Business in the amount of $5.7 million. These decreases were offset to some extent by an increase in restructuring expenses in the amount of $2.2 million, which were related to the above mentioned restructuring plans executed in 2012.

Our operating income was $0.1 million for 2013, as compared to an operating loss of $10.6 million for 2012 and $20.3 million for 2011. The decrease in operating losses for 2013 as compared to 2012 was mainly due to an increase in gross margins and a decrease in operating expenses as noted above, offset to some extent by a decrease in revenues in 2013 as compared to 2012. The decrease in operating losses for 2012 as compared to 2011 was mainly as a result of a decrease in operating expenses in all expense categories, offset to some extent by a decrease in total revenues during 2012 as compared to 2011.

Research and Development Expenses. Our research and development expenses, net, were $35.0 million for 2013, $42.5 million for 2012 and $53.2 million for 2011. The decrease for 2013 in research and development expenses, net, as compared to 2012, was mainly due to (i) the execution of two restructuring plans during the second and third quarters of 2012, which reduced the number of our research and development employees and labor contractors, which reduced the related payroll expenses for 2013 by $3.3 million (net, after taking into consideration the effect of the devaluation of the U.S. dollar against the NIS for 2013, as compared to the same period of 2012, which increased our payroll expenses and offset to some extent the reductions mentioned above), (ii) a decrease in projects-related expenses (mainly IPs and CAD tools) in the amount of $1.3 million, (iii) a decrease in equity-based compensation expenses for 2013 in the amount of $0.6 million, (iv) a decrease in other expenses (mainly depreciation, facilities and IT expenses allocated to our research and development expenses, net) in the amount of $1.4 million, and (v) an increase in funding received from the Israeli Office of the Chief Scientist (“OCS”) in 2013 in comparison to 2012 in the amount of $1.7 million following the receipt of an approval from the OCS during the third and fourth quarters of 2013. The above mentioned OCS funding was recognized as a deduction of our research and development expenses, net. The decrease in research and development expenses, net, for 2013, as compared to the comparable period of 2012, was offset to some extent by an increase in tape-out expenses in the amount of $1.3 million. As a result of receipt of OCS funding, royalties may be payable to the OCS in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the OCS funding. The obligation to pay these royalties is contingent on actual sales of these products.

The decrease for 2012 in research and development expenses, as compared to 2011, was mainly due to (i) the restructuring of our U.S. operations, which was implemented during the third quarter of 2011 and reduced our research and development expenses for 2012 as compared to 2011 in the amount of $2 million, (ii) a decrease in projects-related expenses (mainly tape-out, materials, subcontractors and travel expenses) in the amount of $3.7 million, (iii) a decrease in equity-based compensation expenses in the amount of $0.3 million, and (iv) a decrease in labor and employee-related expenses in the amount of $3.1 million (in addition to the savings from the planned restructuring of our U.S. operations initiated during the third quarter of 2011). This decrease in labor and employee-related expenses for 2012 was mainly due to (x) a decrease in the number of employees, (y) the devaluation of the NIS against the U.S. dollar, which decreased our Israeli employee labor expenses, and (z) the restructuring of our operations that was initiated during the second and third quarters of 2012. In addition, during 2012, we recorded grants receivable in the amount of $0.4 million from the OCS in support of one of our research and development projects, which also decreased our research and development expenses in comparison to 2011.

Our research and development expenses, net, as a percentage of our total revenues were 23%, 26% and 27% for 2013, 2012 and 2011, respectively. The decreases in research and development expenses, net, as a percentage of total revenues for 2013 as compared to 2012 and 2012 as compared to 2011 were mainly due to a decrease in research and development expenses, net, for the comparable periods, which was offset to some extent by a decrease in absolute dollars of our total revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $11.3 million for 2013, $14.2 million for 2012 and $16.5 million for 2011. The decrease in sales and marketing expenses between 2013 and 2012 was mainly attributed to (i) a decrease in the number of sales and marketing employees and labor expenses by $2.0 million, (ii) a decrease in commissions paid to distributers as a result of a decrease in revenues by $0.2 million, (iii) a decrease in overseas travel expenses and allocated depreciation, facilities and IT expenses by $0.5 million, and (iv) a decrease in equity-based compensation expenses by $0.3 million.

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

Our sales and marketing expenses as a percentage of our total revenues were 7%, 9% and 9% for 2013, 2012 and 2011, respectively. The decrease in sales and marketing expenses as a percentage of total revenues for 2013 as compared to 2012 was mainly due to a decrease in absolute dollars of sales and marketing expenses, offset to some extent by the decrease in total revenues for 2013 as compared to 2012.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $11.8 million, $10.6 million and $12.9 million for 2013, 2012 and 2011, respectively. The increase in general and administrative expenses for 2013 as compared to 2012 was mainly attributed to (i) an increase in legal and shareholder relations related expenses by $0.9 million, mainly due to proxy contest related expenses we incurred during the second quarter of 2013 (ii) an increase in other expenses (mainly expenses related to patent filings and board related expenses) by $0.3 million and (iii) an increase in payroll related expenses in the amount of $0.3 million. The increase in general and administrative expenses for 2013, as compared to the comparable period of 2012, was offset to some extent by (x) a decrease in depreciation, facilities and IT expenses allocated to our general and administrative expenses in the amount of $0.2 million and (y) a decrease in accounting expenses by $0.1 million.

The decrease in general and administrative expenses for 2012 as compared to 2011 was mainly attributed to (i) a decrease in investor relations, legal and accounting expenses in the amount of $1.3 million, (ii) a decrease in equity-based compensation expenses in the amount of $0.6 million, and (iii) a decrease in payroll related expenses in the amount of $0.3 million mainly due to the devaluation of the NIS against the U.S. dollar, which decreased our Israeli employee payroll expenses in U.S. dollar.

General and administrative expenses as a percentage of our total revenues were 8% for 2013 and 7% for both 2012 and 2011. The increase in general and administrative expenses in 2013 as a percentage of total revenues as compared to 2012 was due to (i) an increase in absolute dollars of general and administrative expenses for 2013 as compared to the same period of 2012, and (ii) a decrease in total revenues for 2013 as compared to 2012.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of Segments.

Until the second quarter of 2012, we operated under one reporting segment. During the third quarter of 2012, following a change in the manner our management evaluates financial information, we determined that the company operates under three reportable segments in accordance with ASC 280 “Disclosure about Segments of an Enterprise and Related Information.”

Our operating segments are as follows: Home, Office and Mobile. The classification of our business segments is based on a number of factors that our management uses to evaluate, view and run the company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, residential gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications.

Mobile - Products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31
	Revenues			Income (loss) from operations
	2013	2012	2011	2013	2012	2011
Home	$142,144	$155,211	$188,192	$25,367	$15,040	-*
Office	$8,849	$7,579	$5,669	$(4,656)	$(5,156)	-*
Mobile	$70	$-	$-	$(11,040)	$(8,585)	-*
Total	$151,063	$162,790	$193,861	$9,671	$1,299	$(2,830)

*) It is impracticable to present 2011 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

Sales to our customers in the home segment decreased for 2013 as compared to the same period of 2012, representing a decrease of 8% in absolute dollars and decreased for 2012 as compared to the same period of 2011, representing a decrease of 17% in absolute dollars. The decrease in our home segment sales for the comparable periods was mainly attributable to the decline in market demands, and the decrease in the average selling prices, of cordless phones over the comparative periods.

Sales to our customers in the office segment increased for 2013 as compared to the same period of 2012, representing an increase of 17% in absolute dollars. Sales to our customers in the office segment increased for 2012 as compared to the same period of 2011, representing an increase of 34% in absolute dollars. The increase in our office segment sales for both comparable periods was mainly due to an increase in market share in the markets associated with the office segment and an increase in market demand for our VoIP products.

The reconciliation of segment operating results information to our consolidated financial information is as follows:

	Year ended December 31,
	2013	2012	2011
Income (loss) from operations	$9,671	$1,299	$(2,830)
Unallocated corporate, general and administrative expenses *	(2,368)	(2,600)	(3,484)
Restructuring expenses	-	(2,008)	170
Proxy contest related expenses	(1,403)	-	-
Equity-based compensation expenses	(4,159)	(4,983)	(6,220)
Intangible assets amortization expenses	(1,672)	(2,310)	(7,972)
Other income from remeasurement of initial investment in an affiliated company	-	-	1,343
Financial income, net	2,457	2,388	1,885
Total consolidated income (loss) before taxes	$2,526	$(8,214)	$(17,108)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Amortization of Intangible Assets. During 2013, 2012 and 2011, we recorded an expense of $1.7 million, $2.3 million and $8.0 million, respectively, relating to the amortization of intangible assets associated with the acquisition of the CIPT Business and the acquisition of BoneTone in 2011. The sequential decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the acquisition of the CIPT Business, offset to some extent by an increase in 2013 in the amortization of intangible assets associated with the acquisition of BoneTone in 2011, as compared to the same period in 2012.

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

Financial income, net. Financial income, net, was $2.5 million for 2013, $2.4 million for 2012 and $1.9 million for 2011. The increase in financial income, net, for 2013 as compared to 2012 was mainly due to a profit in the amount of $1.0 million resulting from the sale of certain marketable securities during 2013, as compared to a $0.7 million profit recorded during 2012. The increase in financial income, net, was offset to some extent by a decrease in interest income received in 2013 compared to 2012 in the amount of $0.2 million. The increase in financial income, net, for 2012 as compared to 2011 was mainly due to a profit in the amount of $0.7 million resulting from the sale of certain marketable securities during 2012, as compared to a $0.2 million profit recorded during 2011.

Our total cash, cash equivalents, marketable securities and short term deposits, including restricted deposits, were $127.7 million as of December 31, 2013, as compared to $120.3 million as of December 31, 2012.

Other income. We recorded other income in the amount of $1.3 million during the fourth quarter of 2011. Other income was derived from the remeasurement to fair value of our investment in BoneTone when we exercised our option to acquire the remaining 70% equity interest in BoneTone, on a fully diluted basis, for a purchase price of $8.6 million in December 2011. We initially acquired 30% of BoneTone's then outstanding equity, on a fully diluted basis, in November 2009.

Provision for Income Taxes. Our income tax benefit was $0.2 million for 2013, as compared to a tax benefit of $0.2 million for 2012 and a tax benefit of $0.9 million for 2011. The income tax benefit for 2013 was mainly attributed to (i) an amortization of deferred tax liability, net related to the intangible assets acquired in connection with Bonetone acquisition in the amount of $0.4 million, and (ii) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.3 million. The above mentioned tax benefits were offset to some extent by current tax expenses that were recorded in the amount of $0.5 million. The income tax benefit for 2012 was mainly attributed to a reversal of an income tax contingency reserve in the amount of $0.5 million that was determined to be no longer required due to the expiration of the applicable statute of limitations during the third quarter of 2012. The income tax benefit for 2011 resulted mainly from a tax benefit of $0.6 million resulting from the reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations and from an approval that was received from the Israeli governmental authorities with respect to the recognition for tax purposes of our research and development expenses for previous years.

During 2013, we did not record any significant changes to the net deferred tax assets due to our current estimate of future taxable income.

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

On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”). The Amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the Amendment qualifies for benefits as a Beneficiary Enterprise (previous terminology being Approved Enterprise). Among other things, the Amendment provides tax benefits to both local and foreign investors and simplified the approval process. The Amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only.

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

In December 2010, the Israeli Parliament passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), which, among other things, included an amendment to the Investment Law, effective as of January 1, 2011 (the “2011 Amendment”). In accordance with the 2011 Amendment, the benefit tracks under the Investment Law were modified and a uniform tax rate would apply to companies eligible for the “Preferred Enterprise” status (rather than the previous terminology of “Beneficiary Enterprise” after the 2005 amendment). Companies may elect to irrevocably implement the 2011 Amendment (while waiving benefits provided under the Investment Law as then in effect).

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to amend the uniform tax rates that were set in the 2011 Amendment, and to increase the tax levy for years 2013 and 2014 (the “New Law”). The New Law increases the Israeli corporate tax rate from 25% to 26.5%, cancels the reduction of corporate tax rate for “Preferred Enterprises,”which will be set on 16% for 2014 and thereafter under the New Law and increases the tax rate on dividends from sources under the Israeli Investment Law to 20% commencing on January 1, 2014.

Regarding our investment plans under the Israeli Investment Law, we do not currently intend to implement the New Law; rather we intend to continue to comply with the Israeli Investment Law as it is in effect prior to enactment of the New Law until the earlier of such time that compliance with the Israeli Investment Law prior to enactment of the New Law is no longer in our best interests or until the expiration of our current investment programs. We are required to comply with the New Law subsequent to the expiration of our current investment programs and for any new qualified investment program after a transitional period. As a result, the New Law may increase our average tax rate in future years.

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (25% for 2013 and 26.5% for 2014). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

In connection with the acquisition of the CIPT Business, we received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by our Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the acquisition by our Swiss subsidiary. Pursuant to the tax ruling, our Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the acquisition by our Swiss subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $13.3 million of cash and cash equivalents from our operating activities during 2013. In 2012, we generated $10.2 million of cash and cash equivalents from our operating activities, and in 2011, we used $0.6 million of cash and cash equivalents from operating activities. The increase in net cash generated by operating activities for 2013, as compared to 2012, was mainly as a result of (i) an increase in net income, excluding certain non-cash items such as depreciation, equity-based compensation expenses and amortization of intangible assets, during 2013 as compared to 2012, in the amount of $7.3 million, (ii) an increase in accrued compensation and benefits during 2013 in the amount of $4.0 million, as compared to an increase in accrued compensation and benefits in the amount of $1.3 million during 2012, and (iii) an increase in accounts payable during 2013 in the amount of $0.1 million, as compared to a decrease in accounts payable during 2012 in the amount of $4.0 million. The increase in cash generated from operating activities when comparing the respective periods was offset to some extent by (a) an increase in accounts receivable during 2013 in the amount of $0.8 million, as compared to a decrease in the amount of $5.3 million in accounts receivable during 2012, (b) a decrease in inventories in the amount of $0.6 million during 2013, as compared to a decrease in inventories in the amount of $3.5 million during 2012, and (c) a decrease in other accounts receivable and prepaid expenses in the amount of $0.5 million during 2013, as compared to a decrease in other accounts receivable and prepaid expenses in the amount of $2.2 million during 2012. The increase in net cash generated by operating activities for 2012, as compared to 2011, was mainly as a result of (i) a decrease in net loss, excluding non-cash items such as depreciation, equity-based compensation expenses, amortization of intangible assets and a gain from remeasurement to fair value of an investment as a result of a business combination, in the amount of $1.0 million, (ii) a decrease in trade receivable in the amount of $5.3 million during 2012, as compared to an increase in trade receivable in the amount of $0.6 million during 2011, (iii) a decrease in other accounts receivable and prepaid expenses in the amount of $2.2 million during 2012, as compared to a decrease in other accounts receivable and prepaid expenses in the amount of $0.5 million during 2011, (iv) a decrease in inventories in the amount of $3.5 million during 2012, as compared to a decrease in inventories in the amount of $2.4 million during 2011, and (v) an increase in accrued compensation and benefits in the amount of $1.3 million during 2012, as compared to a decrease in accrued compensation and benefits in the amount of $1.6 million during 2011. The increase in the amount of cash generated from operating activities for 2012, as compared to 2011, was offset to some extent by a decrease in trade payable in the amount of $4.0 million during 2012, as compared to an increase in trade payable in the amount of $1.2 million during 2011.

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2013, we purchased $70.7 million of investments in marketable securities and deposits, as compared to $78.2 million during 2012 and $86.0 million during 2011. During the same periods, $18.3 million, $25.9 million and $68.1 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $43.0 million, $39.1 million and $11.9 million, respectively, of investments in marketable securities were sold. Additionally, during 2013, 2012 and 2011, $2.8 million, $15.7 million and $10.0 million, respectively, of short term deposits matured.

As of December 31, 2013, the amortized cost of our marketable securities and deposits was approximately $104.4 million and their stated market value was approximately $104.1 million, representing an unrealized loss of approximately $0.4 million.

During November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also have the option to acquire the remaining equity of this private company under agreed terms until December 31, 2014.

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

Our capital equipment purchases for 2013, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.1 million, as compared to $1.1 million for 2012, and $2.3 million for 2011.

Financing Activities. During 2013, we repurchased 0.4 million shares of our common stock at an average purchase price of $8.95 per share for an aggregate amount of $3.49 million. In addition, during 2013, we received $2.0 million upon the exercise of employee stock options.

During 2012, we repurchased 1.3 million shares of our common stock at an average purchase price of $6.28 per share for an aggregate amount of $8.1 million. No exercises of employee stock options were executed during 2012. During 2011, we repurchased 1.3 million shares of our common stock at an average purchase price of $6.74 per share for an aggregate amount of $8.8 million. In addition, we received $0.4 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations.

At December 31, 2013, approximately 2.6 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of December 31, 2013, we had cash and cash equivalents totaling approximately $23.6 million and marketable securities and time deposits of approximately $104.1 million.

Our working capital at December 31, 2013 was approximately $42.3 million, as compared to $49.1 million as of December 31, 2012. The decrease in working capital was mainly due to (i) a replacement of short term marketable securities and cash and cash equivalents with long term marketable securities, (ii) an investment of $2.2 million in an Asian private company, and (iii) the repurchase of 0.4 million shares of our common stock for an aggregate amount of $3.49 million. Those factors were offset to some extent by the cash and cash equivalents generated during 2013 from our operating activities and cash received upon the exercise of employees stock options.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2013 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$10,723	$2,860	$4,819	$3,044	-
Net Pension Liability (2)	1,552	28	44	35	1,445

Development tools lease (3)	4,125	1,100	2,200	825
Total Contractual Obligations	$16,400	$3,988	$7,063	$3,904	$1,445

(1)

Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 14 to notes to our consolidated financial statements for the year ended December 31, 2013.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools under non-cancelable lease agreements.

At December 31, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1.9 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the Israeli tax authorities of our Israeli tax returns for 2006 – 2011 and the examination by the German tax authorities of our German tax returns for 2007 – 2009. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

Off-Balance Sheet Arrangements.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2013, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815," Derivatives and Hedging," and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statement for the year ended December 31, 2013. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 17, 2014	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 17, 2014	A Member of Ernst & Young Global

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,578	$21,684
Restricted deposits	77	121
Marketable securities and short-term deposits (Note 3)	13,895	20,201
Trade receivables, net	21,195	20,403
Other accounts receivable and prepaid expenses (Note 4)	2,733	3,757
Inventories (Note 5)	12,334	12,916

Total current assets	73,812	79,082

PROPERTY AND EQUIPMENT, NET (Note 6)	2,837	3,706

LONG-TERM ASSETS:
Long-term marketable securities (Note 3)	90,162	78,333
Long-term prepaid expenses and lease deposits	100	208
Severance pay fund	11,168	10,197
Investment in other company (Note 9)	2,200	-
Intangible assets, net (Note 7)	6,710	8,380
Goodwill	5,276	5,276

	115,616	102,394

Total assets	$192,265	$185,182

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$14,149	$14,027
Accrued compensation and benefits	9,845	7,545
Income tax accruals and payables	1,985	1,894
Accrued expenses and other accounts payable (Note 10)	5,532	6,514

Total current liabilities	31,511	29,980

LONG-TERM LIABILITIES:
Deferred income taxes	1,183	1,569
Accrued severance pay	11,179	10,436
Accrued pensions (Note 11)	981	970

Total long-term liabilities	13,343	12,975

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Note 13):
Capital stock:
Preferred stock, $0.001 par value - Authorized: 5,000,000 shares at December 31, 2013 and 2012; Issued and outstanding: none at December 31, 2013 and 2012	-	-
Common stock, $0.001 par value - Authorized: 50,000,000 shares at December 31, 2013 and 2012; Issued and outstanding: 22,349,780 and 21,673,779 shares at December 31, 2013 and 2012, respectively	22	22
Additional paid-in capital	350,494	346,335
Treasury stock	(118,749)	(125,724)
Accumulated other comprehensive income (loss)	(821)	988
Accumulated deficit	(83,535)	(79,394)

Total stockholders' equity	147,411	142,227

Total liabilities and stockholders' equity	$192,265	$185,182

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2013	2012	2011

Revenues	$151,063	$162,790	$193,861
Costs of revenues (1)	91,237	101,660	123,734

Gross profit	59,826	61,130	70,127

Operating expenses:
Research and development, net (2)	35,000	42,539	53,244
Sales and marketing (3)	11,273	14,237	16,497
General and administrative (4)	11,812	10,638	12,920
Amortization of intangible assets	1,672	2,310	7,972
Restructuring expenses (income)	-	2,008	(170)

Total operating expenses	59,757	71,732	90,463

Operating income (loss)	69	(10,602)	(20,336)
Financial income, net (Note 12)	2,457	2,388	1,885
Other income from remeasurement of investment in a business combination	-	-	1,343

Income (loss) before income tax benefit	2,526	(8,214)	(17,108)
Income tax benefit	(150)	(172)	(866)

Net income (loss)	$2,676	$(8,042)	$(16,242)

Net income (loss) per share:
Basic and diluted	$0.12	$(0.37)	$(0.70)

Weighted average number of shares used in per share computations of:
Basic net income (loss) per share	22,249	21,950	23,247
Diluted net income (loss) per share	22,906	21,950	23,247

(1)	Includes equity-based compensation expense in the amount of $253, $330 and $403 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Includes equity-based compensation expense in the amount of $1,873, $2,425 and $2,767 for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Includes equity-based compensation expense in the amount of $478, $778 and $987 for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)	Includes equity-based compensation expense in the amount of $1,555, $1,450 and $2,063 for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss):	$2,676	$(8,042)	$(16,242)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	(304)	2,621	(809)
Reclassification adjustments for gains included in net income (loss)	(1,009)	(670)	(155)
Net change	(1,313)	1,951	(964)
Cash flow hedges:
Changes in unrealized gains (losses)	372	635	(325)
Reclassification adjustments for (gains) losses included in net income (loss)	(856)	325	(625)
Net change	(484)	960	(950)
Change in unrealized components of defined benefit plans:
Losses arising during the period	(11)	(161)	(1)
Amortization of actuarial loss and prior service benefit	11	2	2
Curtailments, settlements and other	-	-	36
Net change	-	(159)	37
Foreign currency translation adjustments, net	(12)	(8)	(234)
Other comprehensive income (loss)	(1,809)	2,744	(2,111)
Comprehensive income (loss)	$867	$(5,298)	$(18,353)

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars and shares in thousands, except share data

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at January 1, 2011	23,253	$23	$335,132	$(119,280)	$355	$(49,127)	$167,103

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	423	1	-	4,483	-	(2,448)	2,036
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	124	*) -	-	1,309	-	(942)	367
Purchase of treasury stock	(1,298)	(1)	-	(8,748)	-	-	(8,749)
Equity-based compensation expenses	-	-	6,220	-	-	-	6,220
Net loss	-	-	-	-	-	(16,242)	(16,242)
Change in Accumulated other comprehensive loss	-	-	-	-	(2,111)	-	(2,111)

Balance at December 31, 2011	22,502	23	341,352	(122,236)	(1,756)	(68,759)	148,624

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars and shares in thousands, except share data

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Cont.
Balance at December 31, 2011	22,502	23	341,352	(122,236)	(1,756)	(68,759)	148,624

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	446	*) -	-	4,485	-	(2,507)	1,978
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	9	*) -	-	86	-	(86)	-
Purchase of treasury stock	(1,283)	(1)	-	(8,059)	-	-	(8,060)
Equity-based compensation expenses	-	-	4,983	-	-	-	4,983
Net loss	-	-	-	-	-	(8,042)	(8,042)
Change in Accumulated other comprehensive income	-	-	-	-	2,744	-	2,744

Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$988	$(79,394)	$142,227

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	374	*) -	-	3,668	-	(2,004)	1,664
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	692	1	-	6,796	-	(4,813)	1,984
Purchase of treasury stock	(390)	(1)	-	(3,489)	-	-	(3,490)
Equity-based compensation expenses	-	-	4,159	-	-	-	4,159
Net loss	-	-	-	-	-	2,676	2,676
Change in Accumulated other comprehensive income	-	-	-	-	(1,809)	-	(1,809)

Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(821)	$(83,535)	$147,411

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:

Net income (loss)	$2,676	$(8,042)	$(16,242)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,994	3,168	4,244
Equity-based compensation expenses related to employees' stock options, SARs and RSUs	4,159	4,983	6,220
Capital loss (gain) from sale and disposal of property and equipment	-	(57)	22
Realized gain from sale of marketable securities	(1,009)	(670)	(155)
Amortization of intangible assets	1,672	2,310	7,972
Accrued interest and amortization of premium on marketable securities and short-term deposits	747	1,295	1,267
Gain from remeasurement to fair value of investment as a result of business combination	-	-	(1,343)
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(377)	(12)	32
Trade receivables, net	(767)	5,281	(562)
Other accounts receivable and prepaid expenses	536	2,175	502
Inventories	587	3,535	2,395
Long-term prepaid expenses and lease deposits	153	264	175
Trade payables	121	(3,965)	(1,216)
Accrued compensation and benefits	3,952	1,277	(1,562)
Income tax accruals and payables	54	(705)	(1,179)
Accrued expenses and other accounts payable	(989)	(567)	(463)
Accrued severance pay, net	(228)	(65)	(783)
Accrued pensions	(31)	-	78

Net cash provided by (used in) operating activities	13,250	10,205	(598)

Cash flows from investing activities:

Purchase of marketable securities	(67,850)	(75,483)	(73,002)
Purchase of short-term deposits	(2,849)	(2,670)	(13,000)
Proceeds from maturity of marketable securities	18,325	25,911	68,072
Proceeds from sales of marketable securities	42,949	39,063	11,910
Proceeds from redemption of short-term deposits	2,849	15,643	10,000
Proceeds from sales of property and equipment	-	81	59
Purchases of property and equipment	(1,118)	(1,094)	(2,317)
Investment in other company	(2,200)	-	-
Acquisition of initially consolidated subsidiary (1)	-	-	(8,320)

Net cash provided by (used in) investing activities	(9,894)	1,451	(6,598)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2013	2012	2011
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options and SARs	1,984	-	367
Purchase of treasury stock	(3,490)	(8,060)	(8,749)

Net cash used in financing activities	(1,506)	(8,060)	(8,382)

Increase (decrease) in cash and cash equivalents	1,850	3,596	(15,578)
Cash and cash equivalents at the beginning of the year	21,684	18,109	33,912
Cash (erosion) due to exchange rate differences	44	(21)	(225)

Cash and cash equivalents at the end of the year	$23,578	$21,684	$18,109

Supplemental disclosures of cash flows activities:

Cash paid during the year for:

Taxes on income	$149	$145	$332

(1)	The net fair value of the assets acquired and the liabilities assumed, on the date of acquisition of BoneTone Communications Ltd. ("BoneTone"), was as follows:

Year ended December 31, 2011

Working capital, excluding cash and cash equivalents	$(91)
Property and equipment	26
Long-Term deferred tax liabilities, net	(1,569)
In-process R&D	7,702
Non-competition agreement	519
Goodwill	5,276

11,863
The acquisition date fair value of the Company's previously held equity interest in BoneTone	(3,543)

$8,320

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-    GENERAL

DSP Group, Inc. (the "Company"), a Delaware corporation, and its subsidiaries, collectively, are a fabless semiconductor company offering advanced chipset solutions for a variety of applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, audio, video and data.

The Company sells its products primarily through distributors and directly to OEMs and original design manufacturers (ODMs) who incorporate the Company's products into consumer and enterprise products. The Company's future performance will depend, in part, on the continued success of its distributors in marketing and selling its products. The loss of the Company's distributors and the Company's inability to obtain satisfactory replacements in a timely manner may harm the Company's sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. The loss of, or reduced demand for products from, any of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales to Hong Kong-based VTech Holdings Ltd. ("VTech") represented 36%, 35% and 33% of the Company's total revenues for 2013, 2012 and 2011, respectively. Revenues derived from sales through one distributor, Tomen Electronics Corporation ("Tomen Electronics"), accounted for 19%, 21% and 19% of the Company's total revenues for 2013, 2012 and 2011, respectively. Tomen Electronics sells the Company's products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. ("Panasonic"), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 14%, 15% and 13% of the Company's total revenues for 2013, 2012 and 2011, respectively. Additionally, sales to Uniden America Corporation ("Uniden") represented 4%, 11% and 10% of the Company's total revenues for 2013, 2012 and 2011, respectively. Sales to CCT Telecom Holdings Ltd. represented 9%, 8% and 11% of the Company's total revenues for 2013, 2012 and 2011, respectively. The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products.

The majority of the revenues derived from the above mentioned customers are included to the Home segment.

All of the Company's integrated circuit products are manufactured and tested by independent foundries and test houses. While these foundries and test houses have been able to adequately meet the demands of the Company's business, the Company is and will continue to be dependent upon these foundries and test houses to achieve acceptable manufacturing yields, quality levels and costs, and to allocate to the Company a sufficient portion of foundry and test capacity to meet the Company's needs in a timely manner. Revenues could be materially and adversely affected should any of these foundries and test houses fail to meet the Company's request for product manufacturing due to a shortage of production capacity, process difficulties, low yield rates or financial instability. Additionally, certain of the raw materials, components, and subassemblies included in the products manufactured by the Company's original equipment manufacturer (OEM) customers, which incorporate the Company's products, are obtained from a limited group of suppliers. Disruptions, shortages, or termination of certain of these sources of supply could occur and could negatively affect the Company's financial condition and results of operations.

Acquisition of BoneTone Communications

In November 2009, the Company made an investment of $2,200 in BoneTone Communications Ltd. ("BoneTone"), an Israeli private company and provider of innovative chip solutions that redefine audio quality and voice intelligibility in mobile devices and headsets, in return for approximately 30% of the equity of BoneTone, on a fully diluted basis. The Company also signed a call option agreement pursuant to which the Company had the option to purchase from all holders of BoneTone all of the remaining outstanding securities for a period of 24 months commencing on the closing date of the initial investment.

On December 1, 2011, the Company exercised the option and acquired the remaining equity of BoneTone for a net purchase price of $8,600 (the "BoneTone Acquisition").

The BoneTone Acquisition has been accounted for using the purchase method of accounting as determined by Financial Accounting Standards Board ("FASB") Accounting Standards Code ("ASC") 805, "Business Combinations." Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of the acquisition.

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

The results of operations of BoneTone have been included in the Company's consolidated financial statements since December 1, 2011.

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

The amount allocated to in-process research and development ("IPR&D") was determined using the income approach, on the basis of the present value of cash flows attributable to the IPR&D. The guidance in ASC 350 "Intangibles – Goodwill and Other" specifies that intangible assets acquired in a business combination for use in a particular R&D project are considered indefinite-lived intangible assets until the completion or abandonment of the associated R&D efforts. Accordingly, during the development period after the BoneTone Acquisition, these assets should not be amortized but, instead, should be subject to impairment review and testing provisions of ASC 350-30-35-18 and 35-18A for indefinite-lived intangibles.

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

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

a.             Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.             Financial statements in U.S. dollars:

Most of the revenues of the Company and its subsidiaries are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with ASC No. 830-30, "Translation of Financial Statements." All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

As a result of an acquisition of the Cordless and VoIP Terminals Business (the "CIPT Business") of NXP B.V. ("NXP") (the "CIPT Acquisition"), the financial statements of the Company's subsidiary – DSP Group Technologies GmbH whose functional currency is not the dollar, has been translated into dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the consolidated statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in changes in stockholders' equity.

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $193 and $181 as of December 31, 2013 and 2012, respectively.

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

e.             Restricted deposits:

Restricted deposits include deposits which are used as security for one of the Company's lease agreements.

f.             Short-term deposits:

Bank deposits with original maturities of more than three months and less than one year are presented at cost, including accrued interest.

g.             Marketable securities:

The Company and its subsidiaries account for investments in debt securities in accordance with FASB ASC No. 320-10, "Investments in Debt and Equity Securities." Management determines the appropriate classification of the Company's investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classified all of its investments in marketable securities as available for sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in other comprehensive income (loss) using the specific identification method. Unrealized losses determined to be other-than-temporary are recorded as a financial expense. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in financial income, net. Interest and dividends on securities are included in financial income, net.

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company's intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2013, 2012 and 2011, the Company did not record an-other-than-temporary impairment loss (see Note 3).

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

Level 1-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3-	Unobservable inputs which are supported by little or no market activity.

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

Cost is determined as follows:

Work in progress and finished products- on the basis of raw materials and manufacturing costs on an average basis.

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $12,334 and $12,916 as of December 31, 2013 and 2012, respectively, is stated net of inventory reserves of $591 and $1,466 in each year, respectively. If actual demand for the Company's products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

j.              Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%

Computers and equipment	20	-	33
Office furniture and equipment	6	-	15

Leasehold improvements	Over the shorter of the related lease period or the life of the asset

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

During the years ended December 31, 2013, 2012 and 2011, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, "The Internal Use Software." FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2013, 2012 and 2011, the Company capitalized $34, $22 and $253, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

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

The Company's reporting units are consistent with the reportable segments identified in Note 16.

Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash-flows, future short-term and long-term growth rates, weighted average cost of capital and market multiples for the reporting unit.

For the fiscal year ended December 31, 2013, the Company performed a quantitative assessment on its goodwill.

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

During 2013, 2012 and 2011, no impairment losses were identified.

l.              Severance pay:

DSP Group Ltd., the Company's Israeli subsidiary ("DSP Israel"), has a liability for severance pay pursuant to Israeli law, based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. DSP Israel's liability is fully provided for by monthly accrual and deposits with severance pay funds and insurance policies.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements.

Severance expenses for the years ended December 31, 2013, 2012 and 2011, were $1,494, $1,660 and $2,089, respectively.

m.            Employee benefit plan:

The Company has a 401(K) deferred compensation plan covering all employees in the U.S. All eligible employees may elect to contribute up to 75% of their compensation to the plan through salary deferrals, subject to IRS limits. The maximum deferral for calendar year 2013 was $17 ($22.5 if the employee reached the age of 50 by December 31, 2013). The Company currently offers an employer matching program. The matching contribution currently is 50% on the first 6% of compensation contributed per year. This matching contribution vests 25% per year over the first four years of the employee's service in the Company. Employer contribution to the plan for the years 2013, 2012 and 2011 was $23, $28 and $56, respectively.

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

Persuasive evidence of an arrangement exists - The Company's sales arrangements with customers are pursuant to written documentation, either a written contract or purchase order. The actual documentation used is dependent on the business practice with each customer. Therefore, the Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, or a written purchase order from the customer.

Delivery has occurred - Each written documentation relating to a sale arrangement that is agreed upon with the customer specifically sets forth when risk and title are being transferred (based on the agreed International Commercial terms, or "INCOTERMS"). Therefore, the Company determines that risk and title are transferred to the customer when the terms of the written documentation based on the applicable INCOTERMS are satisfied and thus delivery of its products has occurred.

Separately, the Company has consignment inventory which is held for specific customers at the customers' premises. It recognizes revenue on the consigned inventory when the customer consumes the products from the warehouse, as that is when per the consignment inventory agreements, risk and title passes to the customer and the products are deemed delivered to the customer.

The fee is fixed or determinable - Pursuant to the customer agreements, the Company does not provide any price protection, stock rotation, right of return and/or other discount programs and thus the fee is considered fixed and determinable upon execution of the written documentation with the customers. Additionally, payments that are due within the normal course of the Company's credit terms, which are currently no more than four months from the contract date, are deemed to be fixed and determinable based on the Company's successful collection history for such arrangements.

Collectibility is reasonably assured - The Company determines whether collectability is reasonably assured on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a long-term business relationship and a history of successful collection. A significant number of the Company's customers are also large original equipment manufacturers with substantial financial resources. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer's financial position, the number of years the customer has been in business, the history of collection with the customer and the customer's ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectability is not reasonably assured under a particular arrangement based upon its credit review process, the customer's payment history or information that comes to light about a customer's financial position, it recognizes revenue under that arrangement as customer payments are actually received.

With respect to product sales through the Company's distributors, such product revenues are deferred until the distributors resell the Company's products to the end-customers ("sell through") and recognized based upon receipt of reports from the distributors, provided all other revenue recognition criteria as discussed above are met.

The Company views its distributor arrangements as that of consignment because, although the actual sales are conducted through the distributors and legally title for the products passes to the distributors upon delivery to the distributors, in substance inventory is simply being transferred to another location for sale to the end-user customers as the Company's primary business relationships and responsibilities are directly with the end-user customers. Because the Company views its arrangements with its distributors as that of consignment relationships, delivery of goods is not deemed to have occurred solely upon delivery to the distributors. Therefore, the Company recognizes revenues from distributors under the "sell-through" method. As a result, revenue is deferred at the time of shipment to the distributors and is recognized only when the distributors sell the products to the end-user customers.

o.             Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2013, 2012 and 2011.

p.             Research and development costs:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

q.             Government grants:

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Office of the Chief Scientist ("OCS") for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants (most of which are royalty bearing grants) in the amount of $2,116 for the year ended December 31, 2013. In 2012, the Company recorded non-royalty-bearing grants from the OCS in the amount of $386.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products the development of which received grants from the OCS in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the OCS may become repayable if certain criteria under the grants are not met. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the OCS.  Such approval is not required for the sale or export of any products resulting from such research or development.  The OCS, under special circumstances, may approve the transfer of OCS-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the OCS a portion of the sale price paid in consideration for such OCS-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its OCS-funded know-how; (c) such transfer of OCS-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

r.             Equity-based compensation:

At December 31, 2013, the Company had three equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 11.

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, "Stock Compensation" ("FASB ASC No. 718"). FASB ASC No. 718 requires companies to estimate the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

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

s.             Basic and diluted income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share further include the dilutive effect of stock options, stock appreciation rights (SARs) and restricted stock units (“RSUs”) outstanding during the year, all in accordance with FASB ASC No. 260, "Earnings Per Share."

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect was 2,730,867, 7,584,336 and 7,980,475 for the years ended December 31, 2013, 2012 and 2011, respectively.

t.              Income taxes:

The Company and its subsidiaries account for income taxes in accordance with FASB ASC No. 740, "Income Taxes." This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

u.             Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted deposits, short-term deposits, trade receivables and marketable securities.

The majority of cash and cash equivalents and short-term deposits of the Company and its subsidiaries is invested in dollar deposits with major U.S., European and Israeli banks. Such investments in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents and short-term deposits may be redeemed on demand and therefore a minimal credit risk exists with respect to these deposits and investments.

The Company's marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise ("GSE") securities. As of December 31, 2013, the amortized cost of the Company's marketable securities was $101,537, and their stated market value was $101,146, representing an unrealized loss of $391.

A significant portion of the products of the Company and its subsidiaries is sold to original equipment manufacturers of consumer electronics products. The customers of the Company and its subsidiaries are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company and its subsidiaries perform ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management's estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2013 and 2012, no allowance for doubtful accounts was provided.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

v.             Derivative instruments:

FASB ASC No. 815,"Derivatives and Hedging", requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and rent payments in New Israeli Shekel ("NIS") during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and rent of its Israeli facilities denominated in NIS for a period of one to 12 months with put and call options and forward contracts. These forward contracts and put and call options are designated as cash flow hedges and are all effective as hedges of these expenses.

The fair value of the outstanding derivative instruments at December 31, 2013 and 2012 is summarized below:

		Fair value of derivative instruments
Derivative assets		As of December 31,
(liabilities)	Balance sheet location	2013	2012

Foreign exchange forward contracts and put and call options	Other accounts receivable and prepaid expenses	$-	$484

	Total	$-	$484

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the years ended December 31, 2013, 2012 and 2011 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2013	2012	2011

Foreign exchange forward contracts and put and call options	$372	$635	$(325)

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2013	2012	2011

Foreign exchange forward contracts and put and call options	Operating expenses	$856	$(325)	$625

As of December 31, 2013 and 2012, the Company had outstanding option contracts in the amount of $0 and $15,800, respectively.

w.            Comprehensive income:

The Company accounts for comprehensive income in accordance with FASB ASC No. 220, "Comprehensive Income." This topic establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of comprehensive income relate to gains and losses on hedging derivative instruments, unrealized gains and losses on available-for-sale securities, unrealized gains and losses from pension and unrealized gain and losses from foreign currency translation adjustments.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2013:

	Unrealized gains (losses)on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses)on components of definded benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$922	$484	$(237)	$(181)	$988
Other comprehensive income (loss) before reclassifications	(304)	372	(11)	(12)	45
Amounts reclassified from accumulated other comprehensive income (loss)	(1,009)	(856)	11	-	(1,854)
Net current period other comprehensive income (loss)	(1,313)	(484)	-	(12)	(1,809)

Ending balance	$(391)	$-	$(237)	(193)	$(821)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(1009)	Financial income, net
	-	Provision for income taxes
	(1009)	Total, net of income taxes

Gains on cash flow hedges
	(672)	Research and development
	(66)	Sales and marketing
	(118)	General and administrative
	(856)	Total, before income taxes
	-	Provision for income taxes
	(856)	Total, net of income taxes

Income on components of defined benefit plans	6	Research and development
	5	Sales and marketing
	11	Total, before income taxes
	-	Provision for income taxes
	11	Total, net of income taxes

Total reclassifications for the period	(1,854)	Total, net of income taxes

x.             Treasury stock:

The Company repurchases its common stock from time to time on the open market or in other transactions and holds such shares as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of stockholders' equity.

From time to time, the Company reissues treasury shares under its employee stock purchase plan and equity incentive plans, upon purchases or exercises of equity awards under the plans. When treasury stock is reissued, the Company accounts for the re-issuance in accordance with FASB ASC No. 505-30, "Treasury Stock" and charges the excess of the purchase cost over the re-issuance price (loss) to retained earnings. The purchase cost is calculated based on the specific identification method. In case the purchase cost is lower than the re-issuance price, the Company credits the difference to additional paid-in capital.

y.             Investment in other company:

Investment in other company is stated at cost. The Company followed ASC 323, "Investments - Equity and Joint Ventures", to determine whether it should apply the equity method of accounting to investment in other than common stock with regard to a certain investment in preferred shares, and determined that the preferred shares are not in substance common stock.

The Company's investment in other company is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable, in accordance with ASC 325-20. As of December 31, 2013, no impairment loss was indicated (see also Note 9).

NOTE 3:     MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2013 and 2012 (see also Note 8):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2013	2012	2013	2012	2013	2012

Short term deposit	$2,911	$2,708	$-	$-	$2,911	$2,708
U.S. GSE securities	3,093	1,506	(11)	4	3,082	1,510
Corporate obligations	98,444	93,398	(380)	918	98,064	94,316

	$104,448	$97,612	$(391)	$922	$104,057	$98,534

The amortized cost of marketable debt securities at December 31, 2013, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	Cost	Gains	Losses	value

Due in one year or less	$10,961	$23	$-	$10,984
Due after one year to five years	90,576	162	(576)	90,162

	$101,537	$185	$(576)	$101,146

The amortized cost of marketable debt securities at December 31, 2012, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	Cost	Gains	Losses	value

Due in one year or less	$17,454	$40	$(1)	$17,493
Due after one year to six years	77,450	1,018	(135)	78,333

	$94,904	$1,058	$(136)	$95,826

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2013 amounted to $46,943, while the unrealized losses for these marketable securities amounted to $576. Of the $576 unrealized losses outstanding as of December 31, 2013, a portion of which in the amount of $145 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $431 was related to marketable securities that were in a loss position for less than 12 months.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2012 amounted to $31,546 , while the unrealized losses for these marketable securities amounted to $136. Of the $136 unrealized losses outstanding as of December 31, 2012, a portion of which in the amount of $13 related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $123 was related to marketable securities that were in a loss position for less than 12 months.

Management believes that as of December 31, 2013, the unrealized losses in the Company's investments in all types of marketable securities were temporary and no impairment loss was realized in the Company's consolidated statements of operations.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Proceeds from maturity of available-for-sale marketable securities during 2013, 2012 and 2011 were $18,325, $25,911 and $68,072, respectively. Proceeds from sales of available-for-sale marketable securities during 2013, 2012 and 2011 were $42,949, $39,063 and $11,910, respectively. Realized gains from the sale of available-for sale marketable securities for 2013, 2012 and 2011 were $1,013, $708 and $181, respectively. Realized losses from the sale of available-for sale marketable securities for 2013, 2012 and 2011 were $4, $38 and $26, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-     OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2013	2012

Tax and governmental receivables	$652	$508
Prepaid expenses	1,706	2,651
Deposits	201	419
Deferred income taxes	92	101
Others	82	78

	$2,733	$3,757

NOTE 5:-     INVENTORIES

Inventories are composed of the following:

	December 31,
	2013	2012

Work-in-progress	$5,412	$6,821
Finished products (*)	6,922	6,095

	$12,334	$12,916

(*) Included $298 and $390 inventory consigned to others as of December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, the Company recorded $261 of income due to the utilization of inventory that was previously written off. Inventory write-downs amounted to $29 and $759 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6:-     PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2013	2012
Cost:
Computers and equipment	$40,624	$39,647
Office furniture and equipment	1,590	1,574
Leasehold improvements	4,651	4,496

	46,865	45,717
Less - accumulated depreciation	44,028	42,011

Depreciated cost	$2,837	$3,706

During 2012, the Company recorded a disposal of equipment, which ceased to be used, in the amount of $4,503 (accumulated depreciation of approximately $4,493). The capital loss that was recorded due to this disposal of equipment in the consolidated statement of operations was $10.

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $1,994, $3,168 and $4,244 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7:-     INTANGIBLE ASSETS, NET

The following table shows the Company's intangible assets for the periods presented:

	Useful life			December 31,
	(years)			2013	2012

Cost:
Current technology	4.2	-	5.3	$77,080	$77,080
Customer relations		7.3		23,477	23,477
Technology (completion of the development of in-process R&D)		6		7,702	7,702
Non-competition agreement		3		519	519

				108,778	108,778
Accumulated amortization:
Current technology				48,263	48,263
Customer relations				13,274	13,060
Technology (completion of the development of in-process R&D)				1,284	-
Non-competition agreement				360	188

				63,181	61,511
Impairment: (Note 7b)
Current technology				28,817	28,817
Customer relations				10,070	10,070

				38,887	38,887

Amortized cost				$6,710	$8,380

a.	Amortization expenses amounted to $1,672, $2,310 and $7,972 for the years ended December 31, 2013, 2012 and 2011, respectively.

b.

In 2008, as a result of circumstances which indicated that the carrying amount of certain intangible assets would not be recoverable, the Company reassessed the fair value of its intangible assets, which resulted in impairment charges of approximately $39,084.

c.	Estimated amortization expenses for the years ending:

Year ending December 31,

2014	$1,574
2015	1,284
2016	1,284
2017	1,284
2018	1,284

$6,710

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 (see also Note 3):

	Balance as of	Fair value measurements
Description	December 31, 2013	Level 1	Level 2	Level 3

Assets

Cash equivalents
Time deposits	$913		$913
Money market mutual funds	$3,762	$3,762

Short-term marketable securities and time deposits
U.S. GSE securities	$251		$251
Corporate debt securities	$10,733		$10,733
Time deposits	$2,911		$2,911

Long-term marketable securities
U.S. GSE securities	$2,831		$2,831
Corporate debt securities	$87,331		$87,331

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Balance as of	Fair value measurements
Description	December 31, 2012	Level 1	Level 2	Level 3

Assets

Cash equivalents
Time deposits	$1,668		$1,668
Money market mutual funds	$3,548	$3,548

Short-term marketable securities and time deposits
U.S. GSE securities	$-		$-
Corporate debt securities	$17,493		$17,493
Time deposits	$2,708		$2,708

Long-term marketable securities
U.S. GSE securities	$1,510		$1,510
Corporate debt securities	$76,823		$76,823

Derivative assets	$484		$484

In addition to the assets and liabilities described above, the Company's financial instruments also include cash and cash equivalents, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2013 and 2012 due to the short-term maturity of these instruments.

NOTE 9:-     INVESTMENT IN OTHER COMPANY

On October 24, 2013, the Company made an investment of $2,200 in a private company in Asia which enables it to expand its reach and presence as well as leverage a base of local professional experts. The investment was in return for approximately 14% of the equity of the company, on a fully diluted basis. The Company also signed a buyout agreement pursuant to which the Company had the option to purchase from all holders of the Asian private company, under agreed terms, all of the remaining outstanding securities by no later than December 31, 2014. The investment is accounted under the cost-method in accordance with ASC 325-20.

NOTE 10:-   ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2013	2012

Accrued expenses	$3,324	$4,225
Legal, accounting and investors relation accrual	779	710
Royalties and commission	640	387
Others	789	1,192

	$5,532	$6,514

NOTE 11:-    PENSION LIABILITIES

The Company acquired the CIPT Business on September 4, 2007. This business sponsors various defined benefits schemes for their employees, including pension funds, early retirement benefits, lump sum retirement indemnities and jubilee awards in several countries.

As of December 31, 2013 and 2012, the defined benefits plans that the Company assumed in connection with the CIPT Acquisition that are accounted for in the Company's consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

The Company’s pension obligation in Germany relating to the unvested pension claims (i.e. future obligation that will result from future service period) of the employees were outsourced in November 2010 to an external insurance company ("Nuremberger Versicherung"). From and after the outsourcing date, the Company is required to pay premiums to the external insurance company and in return the pension benefits earned by the German employees are covered by the Company’s arrangement with the external insurance company. The Company legally is released from its obligations to the German employees once the premiums are paid, and it is no longer subject to any of the risks and rewards associated with the benefit obligations covered and the plan assets transferred to the external insurance company. Since the outsourcing arrangement meets the requirements of a nonparticipating annuity contract, the Company treats the costs of the outsourcing arrangement as the costs of the benefits being earned in accordance with ASC Paragraph 715-30-25-7 of ASC 715 "Compensation—Retirement Benefits."

The following tables provide a reconciliation of the changes in the pension plans' benefit obligation and fair value of assets for the years ended December 31, 2013 and 2012, and the statement of funded status as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Accumulated benefit obligation	$1,227	$1,321

Change in benefit obligation

Benefit obligation at beginning of year	$1,334	$1,208
Service cost	5	61
Interest cost	35	47
Benefits paid from the plan	(181)	(172)
Actuarial loss	1	165
Exchange rates and others	45	25

Benefit obligation at end of year	$1,239	$1,334

Change in plan assets

Fair value of plan assets at beginning of year	364	416
Actual return on plan assets	6	12
Employer contributions to plan	-	28
Benefits paid from the plan	(123)	(100)
Exchange rates	11	8

Fair value of plan assets at end of year	$258	$364

The assumptions used in the measurement of the Company's pension expense and benefit obligations as of December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
Weighted-average assumptions
Discount rate	3.5%	3.6%	5.4%
Expected return on plan assets	2.88%	2.88%	1.54%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Components of net periodic benefit cost

Service cost	$5	$61	$153
Interest cost	35	47	62
Expected return on plan assets	(6)	(12)	(28)
Amortization of net loss	11	2	39
Curtailment gain (1)	-	-	(660)

Net periodic benefit cost	$45	$98	$(434)

(1)

The curtailment gain is derived from the closure of the Company's Swiss facilities and the termination of employment of the employees of the Company's Swiss subsidiary, which resulted in a curtailment and settlement of the Swiss pension plan.

	December 31,
	2013	2012

Net amounts recognized in the consolidated balance sheets as of December 31, 2013 and 2012 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	981	970

Net amounts recognized in the consolidated balance sheets	$981	$970

Net amounts recognized in accumulated other comprehensive income as of December 31, 2013 and 2012 consist of:
Net actuarial loss	$(237)	$(237)
Other	-	-

Net amounts recognized in accumulated other comprehensive loss	$(237)	$(237)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014 is as follows:

2014

Net actuarial loss and other	$11

Benefit payments are expected to be paid as follows:

Year ending December 31,

2014	$159
2015	$117
2016	$68
2017	$25
2018	$10
2019-2023	$95

The plan asset allocations at December 31 of the relevant years are as follows:

	December 31,
	2013	2012

Bonds	-	-
Real estate	-	-
Cash	-	-
Shares	-	-
Other	100%	100%

	100%	100%

The fair value of the Company's pension plan assets at December 31, 2013 by asset category, classified by the three levels of inputs described in Note 2, are as follows:

Fair value measurements at December 31, 2013 using:

	Total fair value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash	$-	$-	$-	$-
Equity securities	-	-	-	-
Real estate	-	-	-	-
Corporate bonds	-	-	-	-
Others	258	-	258	-

Total assets measured at fair value	$258	$-	$258	$-

Valuation techniques - For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Regarding the policy for amortizing actuarial gains or losses for pension and post-employment plans, the Company has chosen the "corridor" option. This option consists of recognizing in the consolidated statements of operations, the part of unrecognized actuarial gains or losses exceeding 10% of the greater of the PBO or the market value of the plan assets. If amortization is required, the minimum amortization amount is that excess divided by the average remaining service period of the active employees expected to receive benefits under the plan.

Actuarial losses were recognized in other comprehensive income (loss) in the amount of $11, $160 and $1 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 12:-    FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2013	2012	2011

Foreign exchange gains	$-	$120	$60
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,656	1,859	2,014
Realized gains on marketable securities	1,013	708	181
Other	13	1	7

Financial income	2,682	2,688	2,262

Realized losses on marketable securities	4	38	26
Foreign exchange losses	86	88	95
Interest expenses	29	35	42
Other	106	139	214

Financial expense	225	300	377

Financial income, net	$2,457	$2,388	$1,885

NOTE 13:-    STOCKHOLDERS' EQUITY

a.             Preferred stock:

The Company's Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. No shares of preferred stock are currently outstanding.

b.             Common Stock:

Currently, 50,000,000 shares of common stock are authorized. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the Company's stockholders. Subject to the rights of holders of preferred stock, if any, in the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all of the Company's assets. The Company's Board of Directors may declare a dividend out of funds legally available therefore and, subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably any such dividends.

Holders of common stock have no preemptive rights or other subscription rights to convert their shares into any other securities. There are no redemption or sinking fund provisions applicable to common stock.

c.             Dividend policy:

At December 31, 2013, the Company had an accumulated deficit of $83,535. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.            Share repurchase program:

In November 2013, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of its common stock. This amount is in addition to the approximately 308,000 shares that were available for repurchase under the board’s prior authorizations.

In 2013, 2012 and 2011, the Company repurchased approximately 390,000, 1,283,000 and 1,298,000 shares, respectively, of common stock at an average purchase price of $8.95, $6.28 and $6.74 per share, respectively, for an aggregate purchase price of $3,490, $8,060 and $8,749, respectively. As of December 31, 2013, approximately 2,618,000 remained authorized for repurchase of shares of common stock under the Company's board-authorized share repurchase program.

In 2013, 2012 and 2011, the Company issued 1,066,000, 455,000 and 547,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards under the Company's equity incentive plans or purchased shares from the Company's 1993 Employee Stock Purchase Plan ("ESPP").

e.             Stock purchase plan and equity incentive plans:

The Company has various equity incentive plans under which employees, officers, non-employee directors of the Company and its subsidiaries and others, including consultants, may be granted rights to purchase the Company's common stock. The plans authorize the administrator, except for the grant of RSUs, to grant equity incentive awards at an exercise price of not less than 100% of the fair market value of the common stock on the date the award is granted. It is the Company's policy to grant stock options and SARs at an exercise price that equals the fair market value.

Equity awards granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

During 2012 and 2011, the Company granted to employees and executive officers of the Company and its subsidiaries primarily share appreciation rights ("SARs"), capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company's common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company's common stock. The ceiling limits the maximum income for each SAR unit and the maximum number of shares to be issued. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

Starting in 2013, the Company granted to employees and executive officers of the Company and its subsidiaries primarily restricted stock units (“RSUs”) under the various equity incentive plans. An RSU award is an agreement to issue shares of our common stock at the time the award is vested. RSUs granted to employees and executive officers generally vest over a four year period from the grant date with 25% of the RSUs granted vesting on the first anniversary of the grant date and 6.25% vesting each quarter thereafter.

A summary of the various plans is as follows:

1993 Director Stock Option Plan

Upon the closing of the Company's initial public offering, the Company adopted the 1993 Director Stock Option Plan (the "Directors Plan"). Under the Directors Plan, which expired in January 2014, the Company was authorized to issue nonqualified stock options to the Company's outside non-employee directors to purchase up to 1,980,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provides that each person who becomes an outside, non-employee director of the Board of Directors shall automatically be granted an option to purchase 30,000 shares of common stock (the "First Option"). Thereafter, each outside director shall automatically be granted an option to purchase 15,000 shares of common stock (a "Subsequent Option") on January 1 of each year if, on such date, he shall have served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a "Committee Option") is granted on January 1 of each year to each outside director for each committee of the Board on which he shall have served as a chairperson for at least six months.

Options granted under the Directors Plan generally had a term of 10 years. One-third of the shares were exercisable after the first year and thereafter one-third at the end of each twelve-month period.

As of December 31, 2013, 738,011 shares of common stock remained available for grant under the Directors Plan. The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2013, 182,536 shares of common stock remained available for grant under the 1998 Plan.

The exercise price of options under the 1998 Plan shall not be less than the fair market value of common stock for nonqualified stock options, as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors.

Options under the 1998 Plan are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. Options under the 1998 Plan expire up to seven years after the date of grant.

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan expired in 2011 and no further grants of awards may be made thereunder. As of December 31, 2013, 2,194,847 shares of common stock were granted under the plan, stock options to acquire 10,000 shares remained outstanding in the plan prior to its expiration.

The 2001 Plan authorized the administrator to grant incentive stock options at an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted.

Equity awards under the 2001 Plan were generally exercisable over a 48-month period beginning 12 months after issuance or as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. Equity awards under the 2001 plan expired up to seven years after the date of grant.

2003 Israeli Share Incentive Plan

In 2003, the Company adopted the 2003 Israeli Share Incentive Plan (the "2003 Plan"), which complied with the Israeli tax reforms. The 2003 Plan terminated in 2012 upon approval of the Company's 2012 Equity Incentive Plan (the "2012 Plan"). As of December 31, 2013, 10,700,543 shares of common stock had been granted under the plan and stock option and SARs to acquire 2,433,819 shares of common stock remained outstanding under the plan. As the 2003 Plan expired in May 2012, no further awards may be granted thereunder.

Equity awards under the 2003 Plan were generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. Equity awards under the 2003 Plan expired up to seven years after the date of grant.

2012 Equity Incentive Plan

In 2012, the Company adopted the 2012 Plan, which complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price of the equity awards under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. The 2012 Plan currently provides for the purchase of up to 1,450,000 shares of common stock. As of December 31, 2013, 922,500 shares of common stock remained available for grant under the 2012 Plan.

Stock options, SARs and RSUs awarded under the 2012 Plan to employees and executive officers are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors Equity awards under the 2012 Plan expire up to seven years after the date of grant.

A director subplan was established under the 2012 Plan. As of December 31, 2013, no options were granted under the director subplan.

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company's initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 3,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 374,000, 446,000 and 423,000 shares of common stock issued at a weighted average purchase price of $4.44, $4.42 and $4.81 per share under the ESPP in 2013, 2012 and 2011, respectively. As of December 31, 2013, 714,000 shares of common stock were reserved under the ESPP.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2013 (after giving effect to the above increases in the equity incentive plans):

ESPP	714,000
Equity awards	1,843,000
Undesignated preferred stock	5,000,000

7,557,000

The following is a summary of activities relating to the Company's stock options, SARs and RSUs granted among the Company's various plans:

	Year ended December 31,
	2013			2012			2011
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in			in			in
	thousands			thousands			thousands

Options outstanding at beginning of year	9,622	$10.72	$-	10,564	$12.22	$-	11,305	$12.94	$-
Changes during the year:
Options granted	524	$6.42	$-	310	$5.67	$-	250	$7.82	$-
SARs granted (1)	-	$-	$-	1,100	$6.16	$-	1,013	$7.52	$-
RSUs granted	552	$-	$-	-	$-	$-	-	$-	$-
Exercised	(2,105)	$6.49	$3,795	(127)	$5.97	$62	(339)	$6.22	$647
Forfeited and cancelled	(2,056)	$17.56	$-	(2,225)	$15.14	$-	(1,665)	$14.86	$-

Options/SARs/RSUs outstanding at end of year (2)	6,537	$8.68	$16,673	9,622	$10.72	$98	10,564	$12.22	$-

Options/SARs/RSUs exercisable at end of year (3)	4,623	$10.30	$7,230	7,223	$12.07	$28	7,669	$14.10	$-

(1)

SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company's common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company's common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 are convertible for a maximum number of shares of the Company's common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 4,631,000 shares of the Company's common stock as of December 31, 2013.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 3,056,000 shares of the Company's common stock as of December 31, 2013.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company's common stock as of December 31, 2013, 2012 and 2011 which was $9.71, $5.76 and $5.21 per share, respectively. The intrinsic value for options, RSUs and SARs exercised during those years represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each option or SAR, as applicable.

The stock options and SARs outstanding as of December 31, 2013, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
	$		thousands		S	thousands		S

0 (RSUs)			520	-	-	-	-	-
5.21	-	7.26	3,034	4.20	6.49	1,972	3.37	6.64
7.49	-	10.23	2,144	2.60	9.15	1,813	2.03	9.41
11.60	-	15.79	80	2.53	12.90	80	2.53	12.90
18.01	-	25.06	759	0.35	21.64	758	0.35	21.64

			6,537	2.87	8.68	4,623	2.34	10.30

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2013, the outstanding number of SARs was 4,466,306 and based on the share price of the Company's common stock as of December 31, 2013 ($9.71 per share), 2,730,546 of those SARs were in the money as of December 31, 2013.

The weighted average estimated fair value of employee RSUs granted during 2013 was 6.17 per share (using the weighted average pre vest cancellation rate of 3.84% on an annual basis).

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2013, 2012 and 2011 was $4.90, $2.39 and $3.26 per stock option and SAR, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2013	2012	2011

Volatility	46.24%	48.23%	54.60%
Risk-free interest rate	1.39%	2.20%	2.23%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	3.48%	3.50%	3.37%
Post-vest cancellation rate **)	2.52%	2.58%	2.21%
Suboptimal exercise factor ***)	1.81	1.60	1.59
Expected life (years)	4.66	4.19	4.14

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

The computation of volatility uses a combination of historical volatility and implied volatility derived from the Company's exchange traded options with similar characteristics.

The risk-free interest rate assumption is based on U.S. treasury bill interest rates appropriate for the term of the Company's employee equity-based awards.

The dividend yield assumption is based on the Company's historical and expectation of future dividend payouts and may be subject to substantial change in the future.

The expected term of employee equity-based awards represents the weighted-average period the awards are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee equity-based awards is impacted by all of the underlying assumptions used in the Company's model. The binomial model assumes that employees' exercise behavior is a function of the award's remaining contractual life and the extent to which the award is in-the-money (i.e., the average stock price during the period is above the strike price of the award). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company.

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

The fair value for rights to purchase shares of common stock under the Company's ESPP was estimated on each enrollment date using the same assumptions set forth above for the years ended 2013, 2012 and 2011 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 36.37%-44.19% in 2013, 35.79%-42.02% in 2012 and 28.37%-61.02% in 2011.

The Company's aggregate equity compensation expenses for the years ended December 31, 2013, 2012 and 2011 totaled $4,159, $4,983 and $6,220, respectively. The Company recognized no tax benefit in its consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 for the Company's equity-based compensation arrangements.

A summary of the status of the Company's non-vested stock options, SARs and RSUs as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)

Non-vested at January 1, 2013	2,399	2.76

Granted	1,076	5.55
Vested	(1,250)	2.86
Forfeited	(311)	3.53

Non-vested at December 31, 2013	1,914	4.14

As of December 31, 2013, equity-based compensation arrangements to purchase a maximum of approximately 4,307 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As of December 31, 2013, there was a total unrecognized compensation expense of $3,338 related to non-vested equity-based compensation arrangements granted under the Company's various equity incentive plans. That expense is expected to be recognized during the period from 2014 through 2017.

NOTE 14:-    COMMITMENTS AND CONTINGENCIES

Commitments

a.             The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzlia Pituach, Israel. The lease agreement for the Israeli facilities is effective until November 2018. The Company has various agreements for its facilities in the U.S. that terminate in 2014 through 2016. The Company's subsidiaries in Scotland, Japan, Germany, China and Hong-Kong have lease agreements for their facilities that terminate in 2014, 2014, 2015, 2014 and 2016, respectively. The Company's subsidiary in India has sublease agreements with NXP for their facilities that terminate in 2017. The Company has operating lease agreements for its motor vehicles which terminate in 2014 through 2016.

At December 31, 2013, the Company is required to make the following minimum lease payments under non-cancelable operating leases for motor vehicles and facilities:

Year ended December 31,

2014	$2,860
2015	2,627
2016	2,192
2017 and thereafter	3,044

$10.723

Facilities rental expenses amounted to $2,389, $2,891 and $3,375 for the years ended December 31, 2013, 2012 and 2011, respectively.

b.             The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2013, the Company had obtained grants from the Israeli Office of the Chief Scientist (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

As of December 31, 2013, the aggregate contingent liability to the OCS amounted to $1,822. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the OCS.  Such approval is not required for the sale or export of any products resulting from such research or development.  The OCS, under special circumstances, may approve the transfer of OCS-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the OCS a portion of the sale price paid in consideration for such OCS-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its OCS-funded know-how; (c) such transfer of OCS-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 15:-    TAXES ON INCOME

a.              The provision for income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
Domestic taxes

Federal taxes:
Current	$(271)	$(465)	$36

State taxes:
Current	(9)	1	(623)

Foreign taxes:
Current	507	304	(311)
Deferred	(377)	(12)	32

	130	292	(279)

Income tax benefit	$(150)	$(172)	$(866)

There were no tax benefits associated with the exercise of non-qualified stock options in 2013, 2012 and 2011.

b.             Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2013	2012	2011

Domestic	$(3,525)	$(844)	$(3,162)
Foreign	6,051	(7,370)	(13,946)

	$2,526	$(8,214)	$(17,108)

c.             A reconciliation between the Company's effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2013	2012	2011

Income (loss) before taxes on income	$2,526	$(8,214)	$(17,108)

Theoretical tax at U.S. statutory tax rate (35%)	$884	$(2,875)	$(5,988)
State taxes, net of federal benefit	2	2	2
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(3,015)	1,253	2,563
Nondeductible equity-based compensation expenses	1,456	1,744	2,177
Current adjustment and interest on uncertain tax position liability in U.S.	(283)	(465)	(598)
Valuation allowance in U.S.	804	154	957
Other	2	15	21

	$(150)	$(172)	$(866)

d.             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2013	2012

Deferred tax assets (short-term):

Reserves and accruals	$92	$101

Total deferred tax assets (short-term)	92	101
Valuation allowance	-	-

Total	92	101

Deferred tax assets (long-term):

Reserves and accruals	1,074	1,070
Equity-based compensation	2,526	2,372
Intangible assets	1,453	1,621
Carryforward tax losses	31,817	31,449
Other	16	51

Total deferred tax assets (long-term)	36,886	36,563
Valuation allowance	(36,886)	(36,563)

Total	-	-

Total deferred tax assets	$92	$101

Deferred tax liabilities, net (Long term):
Acquired intangible assets	1,670	2,056
Acquired carryforward tax losses	(487)	(487)

Total deferred tax liabilities, net	$1,183	$1,569

Management believes that the deferred net tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $36,886 and $36,563 was provided as of December 31, 2013 and 2012, respectively. The Company does not have a provision for U.S. income taxes on the undistributed earnings of its international subsidiaries since the Company intends to indefinitely reinvest these earnings outside the U.S.

e.             Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2013	2012

Gross unrecognized tax benefits at January 1	$1,815	$1,115
Decrease in tax positions for previous years	-	-
Increases in tax positions for previous years	59	1,220
Increases in tax positions for current year	109	-
Increase in interest related to tax positions	193	102
Lapse in statute of limitations	(284)	(622)

Gross unrecognized tax benefits at December 31	$1,892	$1,815

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,892 and $1,815 at December 31, 2013 and 2012, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2013 and 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $408 and $435, respectively.

The Company reversed income tax contingency reserves that were determined to be no longer required due to the expiration of applicable statute of limitations. Pursuant to this reversal, the Company recorded a tax benefit of $284, $622 and $635 during 2013, 2012 and 2011, respectively.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company's U.S. federal income tax returns for 2004. The statute of limitations relating to the consolidated Federal income tax return is closed for all tax years up to and including 2009.

With respect to DSP Israel, the tax returns up to and including 2005 are considered to be final and not subject to any audits due to the expiration of the statute of limitations.

Currently, the income tax returns of DSP Israel for the years 2006-2011 are being audited by the Israeli tax authorities.

With respect to the Company's Swiss subsidiary, the statute of limitations related to its tax returns is opened for all tax years since its incorporation.

A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the Israeli tax authorities of the Company’s Israeli tax returns for 2006 – 2011 and due to the examination by the German tax authorities of the Company’s German tax returns for 2007 – 2009. The Company currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

f.              Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("Investment Law"): Six separate investment programs of DSP Israel's production facilities have been granted "Approved Enterprise" status and two investment programs of DSP Israel's production facilities was filed under "Beneficiary Enterprise" status under the Investment Law. The Investment Law provides certain Israeli tax benefits for eligible capital investments in a production facility, as discussed in greater detail below.

On April 1, 2005, an amendment to the Investment Law came into effect (the "Amendment") and significantly changed the provisions of the Investment Law. Generally, DSP Israel's investment programs that obtained approval for Approved Enterprise status prior to enactment of the Amendment will continue to be subject to the old provisions of the Investment Law.

The Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies are no longer required to get the Investment Center's prior approval to qualify for tax benefits. An enterprise that receives tax benefits without the initial approval from the Investment Center is called a "Beneficiary Enterprise," rather than the previous terminology of “Approved Enterprise”. The period of tax benefits for a new Beneficiary Enterprise commences in the "Year of Commencement," which is the later of: (1) the year in which taxable income is first generated by the company, or (2) the year of election.

In addition, under the Amendment, tax benefits are available to production facilities, which generally are required to derive more than 25% of their business income from export. Furthermore, in order to receive the tax benefits under the Amendment, a company must make an investment in the Benefited Enterprise exceeding a certain percentage or a minimum amount specified in the Investment Law.

DSP Israel has chosen the "alternative benefits" track for all of its investment programs. Accordingly, DSP Israel's income from an "Approved Enterprise" and "Beneficiary Enterprise" is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight or six years, respectively.

DSP Israel's first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between six to eight years. As of 2013, the first, second, third ,fourth and fifth investment programs were no longer entitled to a reduced corporate tax rate.

DSP Israel's seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it has taxable income.

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

The Company's investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. The Company's average tax rate for its investment programs may change in the future due to circumstances outside of its control and therefore, the Company cannot provide any assurances that its average tax rate for its investment programs will continue at an approximate rate of 10% in the future.

In December 2010, the Israeli Parliament passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), which, among other things, included an amendment to the Investment Law, effective as of January 1, 2011 (the “2011 Amendment”). In accordance with the 2011 Amendment, the benefit tracks under the Investment Law were modified and a uniform tax rate would apply to companies eligible for the “Preferred Enterprise” status (rather than the previous terminology of “Beneficiary Enterprise”). Companies may elect to irrevocably implement the 2011 Amendment (while waiving benefits provided under the Investment Law as then in effect).

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to amend the uniform tax rates that were set in the 2011 Amendment, and to increase the tax levy for years 2013 and 2014 (the “New Law”). The New Law increases the Israeli corporate tax rate from 25% to 26.5%, cancels the reduction of corporate tax rate for “Preferred Enterprises,”which will be set on 16% for 2014 and thereafter under the New Law and increases the tax rate on dividends from sources under the Israeli Investment Law to 20% commencing on January 1, 2014.

The Company does not currently intend to implement the 2011 Amendment, rather it intends to continue to comply with the Investment Law as it was in effect prior to enactment of the 2011 Amendment until the earlier of such time that compliance with the Investment Law prior to enactment of the 2011 Amendment is no longer in the Company’s best interests or until the expiration of its current investment programs. The Company is required to comply with the 2011 Amendment subsequent to the expiration of the Company’s current investment programs and for any new qualified investment program after a transitional period. Once the Company is required to comply with the provisions under the 2011 Amendment, its average tax rate may increase.

As of December 31, 2013, DSP Israel believed that it met all the conditions required under the plans, which include inter-alia an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (25% for 2013 and 26.5% for 2014) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2013, approximately $35,481 was derived from tax exempt profits earned by DSP Israel's "Approved Enterprises" and "Beneficiary Enterprise". The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel's "Approved Enterprises" and "Beneficiary Enterprise" as such income is essentially permanently reinvested.

If DSP Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $3,942 would have been incurred as of December 31, 2013.

DSP Israel's income from sources other than the "Approved Enterprises" and "Beneficiary Enterprise" during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (25% for 2013 and 26.5% for 2014).

g.             Tax benefits under Israel's Law for Encouragement of Industry (Taxation), 1969:

DSP Israel is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits, mainly the amortization of costs relating to know-how and patents, over eight years and accelerated depreciation.

The following corporate tax benefits, among others, are available to Industrial Companies:

• amortization of the cost of purchasing a patent, rights to use a patent and know-how, which are used for the development or advancement of the company, over an eight-year period commencing on the year in which such rights were first exercised;

• under limited conditions, an election to file consolidated tax returns with related Israeli Industrial Companies; and
• expenses related to a public offering are deductible in equal amounts over three years.

Eligibility for benefits under the Industry Encouragement Law is not contingent upon approval of any governmental authority.

There can be no assurances that the Company will continue to qualify as an Industrial Company or that the benefits described above will be available in the future.

h.             Israeli tax rates:

The rate of the Israeli corporate tax is as follows: 2011 - 24%, 2012 and 2013 – 25%, 2014 – 26.5%. Tax at a rate of 25% applies on capital gains arising after January 1, 2003.

i.              In connection with the CIPT Acquisition, the Company received a tax ruling from the Swiss tax authorities with respect to the taxable income generated by its Swiss subsidiary, including the amortization period for tax purposes of goodwill and all other intangible assets acquired in the CIPT Acquisition by its Swiss subsidiary. Pursuant to the tax ruling, the Company's Swiss subsidiary is entitled to reduced tax rates of approximately 10% to 15%, depending on the source of income, and tax amortization period of up to 10 years for the goodwill and other intangible assets acquired in the CIPT Acquisition by its Swiss subsidiary.

j.              The Company has accumulated losses for federal and state tax purposes as of December 31, 2013 of approximately $10,736 and $3,030, respectively, which may be carried forward and offset against future taxable income for a period of fifteen to twenty years from its creation. In addition, the Company has accumulated capital losses of approximately $1,169, which may be carried forward and offset against future capital gains for a period of five years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2013, of approximately $38,981 (including research and development expenses carry forward), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2013, of approximately $240,960, which may be carried forward and offset against future taxable income for a period of seven years from its creation.

NOTE 16:-    BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2013	2012	2011
Numerator:

Net income (loss)	$2,676	$(8,042)	$(16,242)

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net income (loss) per share (in thousands)	22,249	21,950	23,247
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	657	-	-

Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	22,906	21,950	23,247

Basic net income (loss) per share	$0.12	$(0.37)	$(0.70)

Diluted net income (loss) per share	$0.12	$(0.37)	$(0.70)

NOTE 17:-    RESTRUCTURING COSTS AND OTHER

a.

During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. All restructuring payments related to this restructuring plan were paid as of December 31, 2013.

b.

During the second quarter of 2012, as part of the Company's plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $39 will be paid out in cash throughout 2014.

c.

During the third quarter of 2011, as part of the Company's plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its U.S. operations. As part of this restructuring plan, the Company executed termination agreements with certain of its U.S. employees and renegotiated the lease for its U.S facilities. In 2011, the Company recorded an expense in the amount of $419, consisting of employee severance costs and lease agreement termination. During 2012, the remaining restructuring expenses related to the restructuring of U.S. operations were included in research and development expenses due to the immateriality of such expenses. As of December 31, 2012, all restructuring expenses mentioned above have been paid.

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

NOTE 18:- SEGMENT INFORMATION

Description of segments:

Until the second quarter of 2012, the Company operated under one reporting segment. During the third quarter of 2012, following a change in the manner management evaluates financial information, the Company determined that it operates under three reportable segments.

The Company's segment information has been prepared in accordance with ASC 280, "Segment Reporting." Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer, who evaluates the Company's performance and allocates resources based on segment revenues and operating income.

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

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. the CODM measures the performance of each business segment based on several metrics, including earnings from operations. CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the second quarter of 2013 and certain corporate governance costs.

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the year ended December 31, 2013, 2012 and 2011:

	Year ended December 31
	Revenues			Income (loss) from operations
	2013	2012	2011	2013	2012	2011
Home	$142,144	$155,211	$188,192	$25,367	$15,040	-*
Office	$8,849	$7,579	$5,669	$(4,656)	$(5,156)	-*
Mobile	$70	$-	$-	$(11,040)	$(8,585)	-*
Total	$151,063	$162,790	$193,861	$9,671	$1,299	$(2,830)

*) It is impracticable to present 2011 income (loss) from operations by segments due to lack in internal management reporting and tracking system, which tracks and reports employees actual hours in the various projects.

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2013	2012	2011
Income (loss) from operations	$9,671	$1,299	$(2,830)
Unallocated corporate, general and administrative expenses *	(2,368)	(2,600)	(3,484)
Restructuring expenses	-	(2,008)	170
Proxy contest related expenses	(1,403)	-	-
Equity-based compensation expenses	(4,159)	(4,983)	(6,220)
Intangible assets amortization expenses	(1,672)	(2,310)	(7,972)
Other income from remeasurement of initial investment in an affiliated company	-	-	1,343
Financial income, net	2,457	2,388	1,885
Total consolidated income (loss) before taxes	$2,526	$(8,214)	$(17,108)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2013	2012	2011
Revenue distribution

Hong-Kong	$86,090	$84,737	$100,894
Japan	34,377	51,033	57,260
Korea	914	1,968	5,909
Europe	7,370	7,429	9,180
United States	4,342	2,028	1,836
China	6,999	6,270	8,577
Taiwan	7,093	6,496	7,225
Other	3,878	2,829	2,980

	$151,063	$162,790	$193,861

For a summary of revenues from major customers, please see Note 1. Sales to these customers were primarily related to the Company's Home reportable segment.

The following is a summary of long-lived assets within geographic areas based on the assets' locations:

	December 31,
	2013	2012
Long-lived assets

Europe	$158	$120
Israel	2,260	3,151
United States	1	9
Other	418	426

	$2,837	$3,706

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2013, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.  OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Stockholders to be held on June 9, 2014.

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our directors and executive officers will be presented under the captions “Proposal No. 1 – Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement. Such information is incorporated herein by reference.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:
Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2013.

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

3.3	Amended and Restated Bylaws, effective as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013, and incorporated herein by reference).

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

10.8

Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.9

Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

Exhibit Number	Description
10.10

Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

10.11

Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.12

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

10.14

Agreement, dated March 5, 2003, between DSP Group, Ltd. and The Gav-Yam Real Estate Company Ltd., relating to the property located on Shenkar Street, Herzelia Pituach, Israel (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.15

Form of Option Agreement under DSP Group, Inc.’s 2001 Stock Incentive Plan for Eliyahu Ayalon (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.16

Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.17

Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference). ††

10.18

Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference). ††

10.19

Manufacturing Services Collaboration Agreement, dated September 4, 2007, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.39 to Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.20

Amendment Agreement to Manufacturing Services Collaboration Agreement, dated January 27, 2009, by and among DSP Group, Inc., DSP Group Ltd. and NXP, B.V. (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.21

Agreement to Amend the Manufacturing Services Collaboration Agreement, dated December 8, 2010, by and among DSP Group, Inc., DSP Group, Ltd. and NXP B.V. (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on December 10, 2010, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

Exhibit Number	Description
10.22

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

10.25

Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective June 25, 2009 (filed as Exhibit 10.32 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.26

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective January 31, 2011 (filed as Exhibit 10.33 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.27

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011(filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.28

Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective June 9, 2002 (filed as Exhibit 10.34 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.29

Amendment to Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective January 31, 2011 (filed as Exhibit 10.35 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.30

Amendment to Employment Agreement by and between DSP Group, Ltd. and Dror Levy, as amended, effective as of May 16, 2011 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.31

Employment Agreement by and between DSP Group, Ltd. and David Dahan, effective February 1, 2012 (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.32

Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of November 5, 2012(filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 9, 2012, and incorporated herein by reference). ††

10.33

Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Dror Levy, as amended, effective as of November 5, 2012 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 9, 2012, and incorporated herein by reference). ††

10.34	DSP Group, Inc. Amended and Restated 2012 Stock Incentive Plan. ††*

Exhibit Number	Description
10.35

Amendment to Employment Agreement of Ofer Elyakim, effective March 5, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.36	Amendment to Employment Agreement of Dror Levy, effective March 5, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.37	Amendment to Employment Agreement of David Dahan, effective March 5, 2013 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.38

Form of Restricted Stock Unit Agreement for Israeli Resident Grantees under the 2012 Stock Incentive Plan(filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 21, 2013, and incorporated herein by reference). ††

10.39

Amendment to Employment Agreement of Ofer Elyakim, effective October 31, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.40

Amendment to Employment Agreement of Dror Levy, effective October 31, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.41	Form of Restricted Stock Unit Agreement for Members of the Board of Directors under the 2012 Stock Incentive Plan. ††*

10.42	Form of Restricted Stock Unit Agreement for Members of the Board of Directors Who Are Israeli Residents under the 2012 Stock Incentive Plan. ††*

10.43	Amended and Restated Director Equity Sub-Plan under the 2012 Equity Incentive Plan. ††*

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ Ofer Elyakim
Ofer Elyakim
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2014

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

Signature	Title	Date

/s/ Patrick Tanguy	Chairman of the Board	March 17, 2014
Patrick Tanguy

/s/ Ofer Elyakim	Chief Executive Officer (Principal	March 17, 2014
Ofer Elyakim	Executive Officer) and Director

/s/ Dror Levy	Chief Financial Officer and Secretary (Principal Financial	March 17, 2014
Dror Levy	Officer and Principal Accounting Officer)

/s/ Reuven Regev	Director	March 17, 2014
Reuven Regev

/s/ Thomas A. Lacey	Director	March 17, 2014
Thomas A. Lacey

/s/ Norman J. Rice III	Director	March 17, 2014
Norman J. Rice III

/s/ Gabi Seligsohn	Director	March 17, 2014
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 17, 2014
Yair Seroussi

/s/ Norman Taffe	Director	March 17, 2014
Norman Taffe

/s/ Kenneth H. Traub	Director	March 17, 2014
Kenneth H. Traub

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2012:
Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2013:
Allowance for doubtful accounts Sales returns reserve	-	-	-