Form 10-Q
period 2014-03-31
DSP GROUP INC /DE/
filed 2014-05-12
CIK 915778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-35256

___________

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
2161 S. San Antonio Road, Suite 10 Los Altos, California	94022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 986-4300

___________

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
Yes ☐ No ☒

As of May 1, 2014, there were 22,147,089 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,464	$23,578
Restricted deposit	67	77
Marketable securities and short-term deposits	13,458	13,895
Trade receivables	22,569	21,195
Deferred income taxes	90	92
Other accounts receivable and prepaid expenses	3,071	2,641
Inventories	12,193	12,334

TOTAL CURRENT ASSETS	65,912	73,812

PROPERTY AND EQUIPMENT, NET	2,863	2,837

LONG-TERM ASSETS:
Long-term marketable securities	89,220	90,162
Long-term prepaid expenses and lease deposits	103	100
Severance pay fund	11,493	11,168
Investment in other companies	2,200	2,200
Intangible assets, net	6,313	6,710
Goodwill	5,276	5,276
	114,605	115,616

TOTAL ASSETS	$183,380	$192,265

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$12,634	$14,149
Accrued compensation and benefits	6,288	9,845
Income tax accruals and payables	1,965	1,985
Accrued expenses and other accounts payable	5,174	5,532
Total current liabilities	26,061	31,511

LONG-TERM LIABILITIES:
Deferred income taxes	1,087	1,183
Accrued severance pay	11,517	11,179
Accrued pensions	988	981
Total long-term liabilities	13,592	13,343

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at March 31, 2014 and December 31, 2013; Issued and outstanding shares: none at March 31, 2014 and December 31, 2013	-	-
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at March 31, 2014 and December 31, 2013; Issued and outstanding shares: 22,126,569 and 22,349,780 shares at March 31, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	351,937	350,494
Treasury stock	(120,360)	(118,749)
Accumulated other comprehensive loss	(943)	(821)
Accumulated deficit	(86,929)	(83,535)
Total stockholders’ equity	143,727	147,411
Total liabilities and stockholders’ equity	$183,380	$192,265

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$32,886	$39,650
Cost of revenues (1)	19,872	23,944
Gross profit	13,014	15,706
Operating expenses:
Research and development, net (2)	8,205	9,151
Sales and marketing (3)	3,086	3,051
General and administrative (4)	2,717	2,622
Intangible assets amortization	397	418
Total operating expenses	14,405	15,242
Operating income (loss)	(1,391)	464
Financial income, net	412	570
Income (loss) before taxes on income	(979)	1,034
Taxes on income (income tax benefit)	9	(138)
Net income (loss)	$(988)	$1,172
Net earnings (loss) per share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05
Weighted average number of shares used in per share computations of net income (loss):
Basic	22,378	21,897
Diluted	22,378	22,246

(1)   Includes equity-based compensation expense in the amount of $82 and $63 for the three months ended March 31, 2014 and 2013, respectively.

(2)   Includes equity-based compensation expense in the amount of $644 and $468 for the three months ended March 31, 2014 and 2013, respectively.

(3)   Includes equity-based compensation expense in the amount of $162 and $135 for the three months ended March 31, 2014 and 2013, respectively.

(4)   Includes equity-based compensation expense in the amount of $555 and $377 for the three months ended March 31, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in thousands)

	Three Month Ended March 31,
	2014	2013

Net income (loss):	$(988)	$1,172
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gain/loss	(60)	363
Reclassification adjustments for gains included in net income (loss)	(60)	(163)
Net change	(120)	200
Cash flow hedges:
Changes in unrealized gains	3	176
Reclassification adjustments for (gains) losses included in net income (loss)	(2)	(141)
Net change	1	35
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	3	3
Net change	3	3
Foreign currency translation adjustments, net	(6)	(36)
Other comprehensive income (loss)	(122)	202
Comprehensive income (loss)	$(1,110)	$1,374

See notes to condensed consolidated financial statements

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(4,919)	$(327)
Investing activities
Purchases of marketable securities	(23,848)	(15,911)
Proceeds from maturity of marketable securities	3,020	6,056
Proceeds from sales of marketable securities	21,851	7,937
Purchases of property and equipment	(360)	(446)
Net cash (used in) provided by investing activities	663	(2,364)
Financial activities
Purchase of treasury stock	(5,263)	-
Issuance of common stock and treasury stock upon exercise of stock options	412	237
Net cash (used in) provided by financing activities	(4,851)	237

Decrease- in cash and cash equivalents	$(9,107)	$(2,454)
Erosion- due to exchange rate differences	(7)	(5)
Cash and cash equivalents at the beginning of the period	$23,578	$21,684
Cash and cash equivalents at the end of the period	$14,464	$19,225

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended March 31, 2013
Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$(79,394)	$988	$142,227
Net income		-	-	-	1,172	-	1,172
Change in accumulated other comprehensive income		-	-	-	-	202	202
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	*)	-	1,867	(1,022)	-	845
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	89	*)	-	872	(635)	-	237
Equity-based compensation	-	-	1,043	-	-	-	1,043
Balance at March 31, 2013	21,953	$22	$347,378	$(122,985)	$(79,879)	$1,190	$145,726
Three Months Ended March 31, 2014
Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(83,535)	$(821)	$147,411
Net loss		-	-	-	(988)	-	(988)
Change in accumulated other comprehensive income		-	-	-	-	(122)	(122)
Purchase of treasury stock	(596)	(1)	-	(5,262)	-	-	(5,263)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	185	1	-	1,813	(980)	-	834
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	188	*)	-	1,838	(1,426)	-	412
Equity-based compensation	-	-	1,443	-	-	-	1,443
Balance at March 31, 2014	22,127	$22	$351,937	$(120,360)	$(86,929)	$(943)	$143,727

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2013.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

Work-in-process	$7,431	$5,412
Finished goods	4,762	6,922

	$12,193	$12,334

Inventory write-off amounted to $49 for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company recorded $160 of income due to the utilization of inventory that was written off in the past.

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

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(988)	$1,172
Income (loss) per share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05
Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share (in thousands)	22,378	21,897
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	349
Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	22,378	22,246

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2014 and December 31, 2013:

	Amortized cost		Unrealized gains (losses), net		Fair value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short term deposits	$2,905	$2,911	$-	$-	$2,905	$2,911
U.S. GSE securities	2,667	3,093	(8)	(11)	2,659	3,082
Corporate obligations	97,618	98,444	(504)	(380)	97,114	98,064

	$103,190	$104,448	$(512)	$(391)	$102,678	$104,057

The amortized cost of marketable debt securities and short-term deposits at March 31, 2014, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$10,538	$16	$(1)	$10,553
Due after one year to five years	89,747	122	(649)	89,220

	$100,285	$138	$(650)	$99,773

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2014, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2014 amounted to $54,287, while the unrealized losses for these marketable securities amounted to $650. Of the $650 unrealized losses outstanding as of March 31, 2014, a portion of which in the amount of $282 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $368 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2014 and 2013 were $3,020 and $6,056, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2014 and 2013 were $21,851 and $7,937, respectively. Net realized gains from the sale of available-for-sale securities for the three months ended March 31, 2014 and 2013 were $60 and $163, respectively. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2014 and 2013 does not include tax benefits associated with equity-based compensation expenses. As of March 31, 2014 and December 31, 2013, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,890 and $1,892 at March 31, 2014 and December 31, 2013, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At both March 31, 2014 and December 31, 2013, the Company had accrued interest and penalties relating to unrecognized tax benefits of $408.

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

Sales to VTech Holdings Ltd. represented 35% and 34% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively. Sales to CCT Telecom Holdings Ltd represented 9% and 10% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 20% and 14% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 10% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2014, the Company had no outstanding foreign exchange forward contracts and outstanding option contracts in the amount of $5,500. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $19 and $18, respectively, at March 31, 2014. The Company recorded a net amount of $1 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at March 31, 2014.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the quarter ended March 31, 2014 that resulted from the above referenced hedging transactions was $2, $0 and $0, respectively.

The fair value of the outstanding derivative instruments at March 31, 2014 and December 31, 2013 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2014	As of December 31, 2013
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	1	-

Total		$1	$-

(*)     Estimated to be reclassified into earnings during 2014.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2014 and 2013 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	2014	2013
Foreign exchange forward and put options contracts	$3	$176

	Gains (losses) on Derivatives Reclassified from OCI into Income
		for the three months ended March 31,
	Location	2014	2013
Foreign exchange forward and put options contracts	Operating expenses	$2	$141

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended March 31, 2014 and March 31, 2013:

The weighted average estimated fair value of employee stock options and restricted stock units (“RSU”) granted during the three months ended March 31, 2014 and 2013 was $6.62 and $4.30 per share, respectively, using the binomial model, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Volatility (1)	43.14%	46.23%
Risk-free interest rate (1)	2.64%	1.40%
Dividend yield (1)	0%	0%
Pre-vest cancellation rate	3.94%	3.75%
Post-vest cancellation rate (1)	4.09%	1.31%
Suboptimal exercise factor (1)	1.61	1.75

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option and the extent to which the stock option is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option and SAR grants made by the Company. The expected life for options granted during the three months ended March 31, 2014 and 2013 derived from the binomial model was 3.27 and 4.53 years, respectively.

(1)

The RSUs granted during the three months ended March 31, 2014 and 2013 were not included in the average calculated numbers in the table above since those assumptions were not used in the RSU calculation.

Employee Stock Benefit Plans

As of March 31, 2014, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of March 31, 2014, approximately 529,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 565,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs / RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at January 1, 2014	6,537	$8.68
Options granted	232	$9.15
RSUs granted	332	-
Options / SARs / RSUs cancelled/forfeited/expired	(608)	$21.38
Options / SARs / RSUs exercised	(264)	$4.32
Outstanding at March 31, 2014 (1)	6,229	$7.18	3.46	13,639
Exercisable at March 31, 2014 (2)	4,153	$8.57	2.63	4,716

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2014 ($8.64 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 4,636 shares of the Company’s common stock as of March 31, 2014. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 2,837 shares of the Company’s common stock as of March 31, 2014.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2014 with exercise prices above $8.64 per share (the closing price of the Company’s common stock on March 31, 2014) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price
Above $8.64	1,471	$11.64	124	$9.71	1,595	$11.49
Less than $8.64	2,682	$6.88	1,952	$4.07	4,634	$5.70
Total	4,153	$8.57	2,076	$4.40	6,229	$7.18

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2014 and 2013 totaled $1,443 and $1,043, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, there was $6,605 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2014 through 2018.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Components of net periodic benefit cost:
Service cost and amortization of loss	$4	$4
Interest cost	7	9
Expected return on plan assets	(1)	(2)
Net periodic benefit cost	$10	$11

The net pension liability as of March 31, 2014 amounted to $988.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014:

	Balance as of	Fair Value Measurements
	March 31, 2014	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$702	-	$702	-
Money market mutual funds	$4,045	$4,045	-	-

Short-term marketable securities and cash deposits:
Time deposits	$2,905	-	$2,905	-
U.S. GSE securities	$251	-	$251	-
Corporate debt securities	$10,302	-	$10,302	-

Long-term marketable securities:
U.S. GSE securities	$2,408	-	$2,408	-
Corporate debt securities	$86,812	-	$86,812	-

Derivative assets	$1	-	$1	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013.

	Balance as of	Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$913	-	$913	-
Money market mutual funds	$3,762	$3,762	-	-

Short-term marketable securities and time deposits:
U.S. GSE securities	$251	-	$251	-
Corporate debt securities	$10,733	-	$10,733	-
Time deposits	$2,911	-	$2,911	-

Long-term marketable securities:
U.S. GSE securities	$2,831	-	$2,831	-
Corporate debt securities	$87,331	-	$87,331	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2014 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first quarter of 2014, the Company repurchased 596,098 shares of common stock at an average purchase price of $8.83 per share for approximately $5,263,000. As of March 31, 2014, 2,021,729 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first three months of 2014, the Company issued approximately 373,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M:-     SEGMENT INFORMATION

Description of segments:

The Company operates under three reportable segments.

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

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the second quarter of 2013 and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$30,705	$37,240	$4,604	$6,601
Office	$2,181	$2,410	$(568)	$(1,645)
Mobile	$-	$-	$(3,016)	$(2,430)
Total	$32,886	$39,650	$1,020	$2,526

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Three months ended March 31,
	2014	2013
Income (loss) from operations	$1,020	$2,526
Unallocated corporate, general and administrative expenses	(570)	(601)
Equity-based compensation expenses	(1,443)	(1,043)
Intangible assets amortization expenses	(397)	(418)
Financial income, net	412	570
Total consolidated income (loss) before taxes	$(978)	$1,034

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2014:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (Losses) on foreign currency translation	Total

Beginning balance	$(391)	$-	$(237)	$(193)	$(821)
Other comprehensive income before reclassifications	(60)	3	-	(6)	(63)
Amounts reclassified from accumulated other comprehensive income	(60)	(2)	3	-	(59)
Net current period other comprehensive income	(120)	1	3	(6)	(122)
Ending balance	$(511)	$1	$(234)	$(199)	$(943)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In millions)
Gains on available-for-sale marketable securities	$(60)	Financial income, net
	-	Provision for income taxes
	(60)	Total, net of income taxes

Gains on cash flow hedges -
	(2)	Research and development
	-	Sales and marketing
	-	General and administrative
	(2)	Total, before income taxes
	-	Provision for income taxes
	(2)	Total, net of income taxes

Losses on components of defined benefit plans	2	Research and development
	1	Sales and marketing
	3	Total, before income taxes
	-	Provision for income taxes
	3	Total, net of income taxes

Total reclassifications for the period	(59)	Total, net of income taxes

NOTE O – GOVERNMENT GRANTS

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period during which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Office of the Chief Scientist ("OCS") for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants in the amounts of $0.9 million and $0 million for the first quarters of 2014 and 2013, respectively.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products the development of which received grants from the OCS in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the OCS may become repayable if certain criteria under the grants are not met. In addition, the grants may be required to be repaid with a multiple of up to six times the initial grant amount in case the technology that was developed using these grants are transferred, directly or indirectly, to a third party.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the rest of 2014;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and we expect will continue to decline, which could reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2014 as compared to 2013;

●	Our belief that commercial shipments of products incorporating our new products will continue during the rest of 2014; and

●	Our belief that our available cash and cash equivalents at March 31, 2014 should be sufficient to finance our operations for the foreseeable future.

All forward looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those express or implied by the forward –looking statements contained in this report. These factors include, but are not limited to, our dependence on one primary distributor, our OEM relationships and competition, as well as those risks described in Part II Item 1A “Risk Factors” of this Form 10-Q.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Quarterly Report as “DSP Group,” “we,” “us” “our” or “company.”

Overview

The following discussion and analysis is intended to provide investors with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT, VoIP and 2.4GHz chipsets representing approximately 94% of our total revenues for the first quarter of 2014.

Our revenues were $32.9 million for the first three months of 2014, a decrease of 17% in comparison to the same period of 2013, mainly due to a decrease in sales, and a reduction in average selling prices, of our cordless telephony products. Sales of our DECT 6.0 products for the U.S. market decreased from $13.8 million for the first quarter of 2013 to $10.3 million for the first quarter of 2014. Sales of our DECT products for the European market decreased from $16.5 million for the first quarter of 2013 to $12.5 million for the first quarter of 2014. Revenues derived from the sale of DECT products represented 84% of our total revenues for the first three months of 2014, as compared to 83% of our total revenues for the first three months of 2013. Our gross margins were 39.6% of our total revenues for both the three months of 2014 and 2013. Our operating loss was $1.4 million for the first quarter of 2014, as compared to an operating income of $0.5 million for the first quarter of 2013. The change from operating income to operating loss was mainly as a result of a decrease in total revenues during the first quarter of 2014, as compared to the first quarter of 2013, offset to some extent by a decrease in operating expenses, mainly in research and development expenses, during the first quarter of 2014, as compared to the first quarter of 2013. Our operating expenses decreased by 5% to $14.4 million for the first quarter of 2014, as compared to $15.2 million for the first quarter of 2013.

Notwithstanding our success in reducing our operating expenses, we expect that the cordless market would continue to decline primarily due to the unit volume decline in the cordless telephony market, as well as the continuing decline in the average selling prices of cordless products. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony may continue to decline, which could continue and reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset a decline in revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products.

We are seeing evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products. Commercial shipments for some products have begun with more shipments to occur during the rest of 2014. Aggregate revenues derived from our new products were 18.5% and 17.3% of our total revenues for the first quarter of 2014 and 2013, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2014 as compared to 2013.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet achieved a design win for our HDClear product for mobile devices. Furthermore, although new products targeted at the convergence of voice and data connectivity, enterprise VoIP solutions and mobile device market are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for next-generation products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of next-generation productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of March 31, 2014, our principal source of liquidity consisted of cash and cash equivalents of $14.5 million and marketable securities and short term deposits of $102.7 million, totaling $117.1 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $32.9 million for the first quarter of 2014, as compared to $39.7 million for the same period in 2013. This decrease was primarily as a result of decreased sales of our DECT products. Sales of DECT products were $27.5 million and $32.9 million for the first quarter of 2014 and 2013, respectively; representing approximately 84% and 83% of our total revenues for the first quarter of 2014 and 2013, respectively, a decrease of 16% in absolute dollars for the comparable periods.

The above mentioned DECT decrease was mainly attributable to a decline in market demand and a decrease in the average selling prices of our cordless telephony products. Sales of our DECT 6.0 products for the U.S end market were $10.3 million and $13.8 million for the first quarter of 2014 and 2013, respectively, representing 31% and 35% of our total revenues for the first quarter of 2014 and 2013, respectively. Sales of our DECT products for the European market were $12.5 million and $16.5 million for the first quarter of 2014 and 2013, respectively, representing 38% and 42% of our total revenues for the first quarter of 2014 and 2013, respectively. The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Period ended March 31,
	2014	2013
United States	$706	$969
Japan	$7,082	$8,265
Europe	$1,632	$2,731
Hong Kong	$18,735	$22,490
China	$1,383	$1,708
Taiwan	$2,029	$2,395
Other	$1,319	$1,092
Total revenues	$32,886	$39,650

Sales to our customers in Hong Kong decreased for the first quarter of 2014, as compared to the same period of 2013, representing a 17% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 15% decrease in absolute dollars and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 24% decrease in absolute dollars. Sales to our customers in Japan decreased for the first quarter of 2014 as compared to the same period of 2013, representing a decrease of 14% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to Uniden America Corporation (“Uniden”), representing a 79% decrease in absolute dollars for the first quarter of 2014, as compared to the first quarter of 2013, offset to some extent by an increase in sales to the Japanese domestic market, representing a 41% increase in absolute dollars for the first quarter of 2014, as compared to the first quarter of 2013.

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 35% and 34% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Sales to CCT Telecom, another Hong Kong based customer, represented 9% and 10% of our total revenues for the first three months of 2014 and 2013, respectively.

Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 20% of our total revenues for the first three months of 2014, as compared to 14% for the comparable period of 2013.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% and 10% of our total revenues for the first three months of 2014 and 2013, respectively.

Significant Products. Revenues from our DECT products represented 84% of our total revenues for the first quarter of 2014. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2014. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including our DECT products, for the short and long term.

Gross Profit. Gross profit as a percentage of revenues was 39.6% for both the first quarter of 2014 and 2013.

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

Research and Development Expenses, net. Our research and development expenses, net, decreased to $8.2 million for the first quarter of 2014 from $9.2 million for the first quarter of 2013. The decrease for the first quarter of 2014 in research and development expenses, as compared to 2013, was mainly due to (i)  funding received from the Israeli Office of the Chief Scientist (“OCS”) in the amount of $0.9 million following the receipt of an approval from the OCS during the first quarter of 2014 for the current year research and development programs and some residual funding that was approved in respect to 2013 programs, and (ii) a decrease in projects-related expenses (mainly IP and tape out expenses) in the amount of $0.3 million.

Our research and development expenses, net, as a percentage of our total revenues were 25% for the three months ended March 31, 2014 and 23% for the three months ended March 31, 2013. This increase in research and development expenses, net, as a percentage of our total revenues was mainly due to a decrease in absolute dollars of our total revenues for the comparable periods, which was offset to some extent by a decrease in research and development expenses, net, for the comparable periods.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape out and mask work, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses were $3.1 million for both the first quarter of 2014 and 2013.

Our sales and marketing expenses as a percentage of total revenues were 9% for the three months ended March 31, 2014 and 8% for the three months ended March 31, 2013. This increase in sales and marketing expenses as a percentage of our total revenues was due to a decrease in absolute dollars of our total revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses increased to $2.7 million for the first quarter of 2014, as compared to $2.6 million for the first quarter of 2013. The increase for the first quarter of 2014 in general and administrative expenses, as compared to the comparable period for 2013, was mainly due to an increase in equity-based compensation expenses in the amount of $0.2 million.

General and administrative expenses as a percentage of our total revenues were 8% for the three months ended March 31, 2014 and 7% for the three months ended March 31, 2013. This increase in general and administrative expenses as a percentage of our total revenues was mainly due to a decrease in absolute dollars of our total revenues, for the comparable periods.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of Segments. We operate under three reportable segments.

Our segment information has been prepared in accordance with ASC 280, "Segment Reporting." Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the company's chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer, who evaluates the Company's performance and allocates resources based on segment revenues and operating income.

Our operating segments are as follows: Home, Office and Mobile. The classification of our business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

●

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

●

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications.

●	Mobile - Products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phone and mobile headsets.

Segment data. We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those the Company uses for consolidation of our financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which are managed separately at the corporate level. These unallocated costs include primarily restructuring charges, amortization of purchased intangible assets, equity-based compensation expenses, and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended March 31, 2014 and 2013:

	Three months March 31,
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$30,705	$37,240	$4,604	$6,601
Office	$2,181	$2,410	$(568)	$(1,645)
Mobile	$-	$-	$(3,016)	$(2,430)
Total	$32,886	$39,650	$1,020	$2,526

Sales to our customers in the home segment decreased for the first quarter of 2014 as compared to the first quarter of 2013, representing a decrease of 18% in absolute dollars. The decrease in our sales in the home segment for the comparable periods was mainly attributable to a decline in market demands and a decrease in the average selling prices of cordless phones over the comparative periods.

Sales to our customers in the office segment decreased for the first quarter of 2014 as compared to the first quarter of 2013, representing an decrease of 10% in absolute dollars.

The reconciliation of segment operating results information to our consolidated financial information was as follows:

	As of March 31,
	2014	2013
Income (loss) from operations	$1,020	$2,526
Unallocated corporate, general and administrative expenses	(570)	(601)
Equity-based compensation expenses	(1,443)	(1,043)
Intangible assets amortization expenses	(397)	(418)
Financial income, net	412	570
Total consolidated income (loss) before taxes	$(978)	$1,034

Amortization of Intangible Assets. We recorded an expense of $0.4 million, for both the first quarter of 2014 and 2013, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone Communications (“BoneTone”) in 2011.

Financial Income, net. Financial income, net, was $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in financial income, net, during the first quarter of 2014 as compared to the same period of 2013 resulted mainly from (i) fewer gains realized from sales of certain of our marketable securities, and (ii) a lower yield on marketable securities during the first quarter of 2014, as compared to the first quarter of 2013.

Provision for Income Taxes. No income tax expenses were recorded during the first quarter of 2014, as compared to tax benefit of $0.1 million recorded for the first quarter of 2013. The income tax benefit for the first quarter of 2013 was mainly attributed to (i) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.1 million, and (ii) the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.1 million.

As of March 31, 2014 and December 31, 2013, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first quarter of 2014, we used $4.9 million of cash and cash equivalents for our operating activities, as compared to cash used for operating activities in the amount of $0.3 million for the first quarter of 2013. The increase in cash used for our operating activities during the first quarter of 2014 compared to the first quarter of 2013 was mainly due to (i) a decrease in accounts payable of $1.5 million during the first quarter of 2014 as compared to an increase in accounts payable of $1 million during the first quarter of 2013, (ii) a decrease in accrued compensation and benefits of $2.7 million during the first quarter of 2014, as compared to an increase in accrued compensation and benefits of $0.8 million during the first quarter of 2013, which resulted mainly from 2013 bonus payments to our employees in the first quarter of 2014, (iii) a decrease in net income, excluding noncash items, such as depreciation, equity based compensation expenses, amortization of intangible assets, in the amount of $1.9 million. The above mentioned increases in cash used for our operating activities during the first quarter of 2014 compared to the first quarter of 2013 was offset to some extent by an increase in accounts receivable of $1.4 million during the first quarter of 2014 as compared to an increase in accounts receivable of $4.2 million during the first quarter of 2013.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2014, we purchased $23.8 million of marketable securities, as compared to $15.9 million used to purchase marketable securities during the first three months of 2013. During the first three months of 2014 and 2013, $3.0 million and $6.1 million, respectively, of marketable securities matured and were called by the issuers. During the first three months of 2014 and 2013, $21.9 million and $7.9 million, respectively, of marketable securities were sold. As of March 31, 2014, the amortized cost of our marketable securities and short term deposits was $100.3 million and their stated market value was $99.8 million, representing an unrealized loss of $0.5 million.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.4 million, for both the first three months of 2014 and 2013.

Financing Activities. During the first quarter of 2014, we repurchased 596,098 shares of common stock at an average purchase price of $8.83 per share for an aggregate purchase price of $5.3 million. During the first quarter of 2013, we did not repurchase any shares of common stock. In addition, during the first quarter of 2014, we received $0.4 million upon the exercise of employee stock options as compared to $0.2 million for the first quarter of 2013. We cannot predict cash flows from exercises of stock options for future periods.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations.

At March 31, 2014, approximately 2.0 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of March 31, 2014, we had cash and cash equivalents totaling approximately $14.5 million and marketable securities and short-term deposits of approximately $102.7 million.

Our working capital at March 31, 2014 was approximately $39.9 million, compared to $48.6 as of March 31, 2013. The decrease in working capital was mainly due to the repurchase of our common stock in the amount of $8.8 million since March 31, 2013 and the replacement of short term marketable securities and deposits with long term marketable securities. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2014, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2014. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 1A.   RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4)  changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (6) deletion of the Risk Factor entitled “New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreased.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first three months of 2014. Specifically, sales of our DECT, 2.4GHz, and VOIP products comprised 94% and 93% of our total revenues for the first quarter of 2014 and 2013, respectively. Revenues from our DECT products represented 84% and 83% of our total revenues for the first quarter of 2014 and 2013, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Telecom and Shenzhen Guo Wei Electronics Ltd. accounted for approximately 64% and 62% of our total revenues for the first quarter of 2014 and 2013, respectively. Sales to VTech represented 35% and 34% of our total revenues for the first quarter of 2014 and 2013, respectively. Sales to Panasonic represented 12% and 10% of our total revenues for the first quarter of 2014 and 2013, respectively. Sales to CCT Telecom represented 9% and 10% of our total revenues for the first quarter of 2014 and 2013. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 20% and 14% of our total revenues for the first quarter of 2014 and 2013, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% and 10% of our total revenues for the first quarter of 2014 and 2013, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products. The DECT product line represented 84% of our total revenues for the first quarter of 2014. Therefore, increased sales of our DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for both the first quarter of 2014 and 2013. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products, especially our HDClear product family. We are exploring opportunities to expand sales of our products in China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in these competitive markets. In addition, due to the cyclical nature of manufacturing capacity issues, the increasing cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors, many North American, European and Japanese OEMs are moving their manufacturing sites to Asia. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. Our future growth is dependent on market acceptance and penetration of our new products, especially our HDClear product family, for which we can provide no assurances. Our revenue growth is also dependent on the successful deployment of our new VoIP and BoneTone products. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2014, 203 of our 298 employees were located in Israel, including 138 out of 185 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (26.5% for 2014) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, on July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% of our total revenues for the first quarter of 2014 and 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2014, we repurchased 596,098 shares of common stock at an average purchase price of $8.83 per share for approximately $5,263,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (January 1, 2014 to January 31, 2014)	168,878	9.69	168,878	2,448,949
Month #2 (February 1, 2014 to February 28, 2014)	1,126	8.49	1,126	2,447,823
Month #3 (March 1, 2014 to March 31, 2014)	426,094	8.49	426,094	2,021,729	(1)

(1) The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of March 31, 2014.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2,700,000 shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations.

At March 31, 2014, approximately 2 million shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: May 12, 2014	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)