Form 10-Q
period 2014-06-30
DSP GROUP INC /DE/
filed 2014-08-11
CIK 915778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐   No ☒

As of August 1, 2014, there were 22,011,745 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,813	$23,578
Restricted deposit	67	77
Marketable securities and short-term deposits	10,377	13,895
Trade receivables, net	23,761	21,195
Deferred income taxes	89	92
Other accounts receivable and prepaid expenses	1,470	2,641
Inventories	11,986	12,334

TOTAL CURRENT ASSETS	65,563	73,812

PROPERTY AND EQUIPMENT, NET	2,902	2,837

LONG-TERM ASSETS:
Long-term marketable securities	91,727	78,333
Long-term prepaid expenses and lease deposits	93	208
Severance pay fund	11,860	10,197
Investment in other companies	2,200	2,200
Intangible assets, net	5,915	6,710
Goodwill	5,276	5,276

	117,071	115,616

TOTAL ASSETS
	$185,536	$192,265

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$12,814	$14,149
Accrued compensation and benefits	7,666	9,845
Income tax accruals and payables	1,967	1,985
Accrued expenses and other accounts payable	5,220	5,532

Total current liabilities	27,667	31,511

LONG-TERM LIABILITIES:
Deferred income taxes	990	1,183
Accrued severance pay	11,885	11,179
Accrued pensions	988	981

Total long-term liabilities	13,863	13,343

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at June 30, 2014 and December 31, 2013; Issued and outstanding shares: none at June 30, 2014 and December 31, 2013	-	-
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2014 and December 31, 2013; Issued and outstanding shares: 21,842,507 and 22,349,780 shares at June 30, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	353,398	350,494
Treasury stock	(122,713)	(118,749)
Accumulated other comprehensive loss	(609)	(821)
Accumulated deficit	(86,092)	(83,535)

Total stockholders’ equity	144,006	147,411

Total liabilities and stockholders’ equity	$185,536	$192,265

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$36,276	$40,692	$69,162	$80,342
Cost of revenues (1)	21,495	24,530	41,367	48,474
Gross profit	14,781	16,162	27,795	31,868
Operating expenses:
Research and development, net (2)	8,025	9,183	16,230	18,334
Sales and marketing (3)	2,947	2,674	6,033	5,725
General and administrative (4)	2,644	3,848	5,361	6,470
Intangible assets amortization	397	418	794	836
Total operating expenses	14,013	16,123	28,418	31,365
Operating income (loss)	768	39	(623)	503
Interest and other income, net	297	755	709	1,325
Income before taxes on income	1,065	794	86	1,828
Taxes on income (income tax benefit)	(23)	44	(14)	(94)
Net income	$1,088	$750	$100	$1,922
Net income per share:
Basic	$0.05	$0.03	$0.00	$0.09
Diluted	$0.05	$0.03	$0.00	$0.09

Weighted average number of shares used in per share computations of net income:
Basic	21,983	22,059	22,180	21,978
Diluted	23,035	22,875	22,706	22,561

(1)

Includes equity-based compensation expense in the amount of $84 and $63 for the three months ended June 30, 2014 and 2013, respectively; and $166 and $126 for the six months ended June 30, 2014 and 2013, respectively.

(2)

Includes equity-based compensation expense in the amount of $657 and $470 for the three months ended June 30, 2014 and 2013, respectively; and $1,301 and $938 for the six months ended June 30, 2014 and 2013, respectively.

(3)

Includes equity-based compensation expense in the amount of $169 and $133 for the three months ended June 30, 2014 and 2013, respectively; and $331 and $268 for the six months ended June 30, 2014 and 2013, respectively.

(4)

Includes equity-based compensation expense in the amount of $551 and $379 for the three months ended June 30, 2014 and 2013, respectively; and $1,106 and $756 for the six months ended June 30, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Three months ended June 30,

	2014	2013

Net income:	$1,088	$750

Other comprehensive loss:

Available-for-sale securities:

Changes in unrealized gains/losses	330	(1,359)

Reclassification adjustments for gains included in net income	(5)	(380)

Net change	325	(1,739)

Cash flow hedges:

Changes in unrealized gains/losses	6	85

Reclassification adjustments for (gains) losses included in net income (loss)	-	(262)

Net change	6	(177)

Change in unrealized components of defined benefit plans:

Amortization of actuarial loss and prior service benefit	2	3

Net change	2	3

Foreign currency translation adjustments, net	1	10

Other comprehensive income (loss)	334	(1,903)

Comprehensive income (loss)	$1,422	$(1,153)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Six months ended June 30,

	2014	2013

Net income (loss):	$100	$1,922

Other comprehensive income (loss):

Available-for-sale securities:

Changes in unrealized gains/losses	270	(996)

Reclassification adjustments for gains included in net income	(65)	(542)

Net change	205	(1,538)

Cash flow hedges:

Changes in unrealized gains/losses	9	261

Reclassification adjustments for (gains) losses included in net income (loss)	(2)	(403)

Net change	7	(142)

Change in unrealized components of defined benefit plans:

Amortization of actuarial loss and prior service benefit	5	6

Net change	5	6

Foreign currency translation adjustments, net	(5)	(27)

Other comprehensive income (loss)	212	(1,701)

Comprehensive income (loss)	$312	$221

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months ended June 30,
	2014	2013

Net cash provided by operating activities	$567	$476
Investing activities
Purchase of marketable securities	(37,296)	(39,336)
Proceeds from maturity of marketable securities	7,135	9,242
Proceeds from sales of marketable securities	31,989	22,961
Purchases of property and equipment	(698)	(710)
Net cash provided by (used in) investing activities	1,130	(7,843)
Financing activities

Purchase of treasury stock	(7,895)	-
Issuance of treasury stock for cash upon exercise of stock options	442	1,223
Net cash provided by (used in) financing activities	(7,453)	1,223

Decrease in cash and cash equivalents	$(5,756)	$(6,144)
Cash erosion due to exchange rate differences	(9)	(1)
Cash and cash equivalents at the beginning of the period	$23,578	$21,684
Cash and cash equivalents at the end of the period	$17,813	$15,539

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Three Months Ended June 30, 2013	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2013	21,953	$22	$347,378	$(122,985)	$(79,879)	$1,190	$145,726
Net income	-	-	-	-	750	-	750
Change in accumulated other comprehensive income	-	-	-	-	-	(1,903)	(1,903)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	219	*)	-	2,156	(1,168)	-	988
Equity-based compensation	-	-	1,045	-	-	-	1,045
Balance at June 30, 2013	22,172	$22	$348,423	$(120,829)	$(80,297)	$(713)	$146,606

Three Months Ended June 30, 2014
Balance at March 31, 2014	22,127	$22	$351,937	$(120,360)	$(86,929)	$(943)	$143,727
Net income	-	-	-	-	1,088	-	1,088
Change in accumulated other comprehensive income	-	-	-	-	-	334	334
Purchase of treasury stock	(313)	*)	-	(2,632)	-	-	(2,632)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	29	*)	-	279	(251)	-	28
Equity-based compensation	-	-	1,461	-	-	-	1,461
Balance at June 30, 2014	21,843	$22	$353,398	$(122,713)	$(86,092)	$(609)	$144,006

*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six Months Ended June 30, 2013
Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$(79,394)	$988	$142,227
Net income	-	-	-	-	1,922	-	1,922
Change in accumulated other comprehensive income	-	-	-	-	-	(1,701)	(1,701)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	190	*)	-	1,870	(1,023)	-	847
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	308	*)	-	3,025	(1,802)	-	1,223
Equity-based compensation	-	-	2,088	-	-	-	2,088
Balance at June 30, 2013	22,172	$22	$348,423	$(120,829)	$(80,297)	$(713)	$146,606
Six Months Ended June 30, 2014
Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(83,535)	$(821)	$147,411
Net income	-	-	-	-	100	-	100
Change in accumulated other comprehensive income	-	-	-	-	-	212	212
Purchase of treasury stock	(909)	(1)	-	(7,894)	-	-	(7,895)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	185	1	-	1,813	(982)	-	832
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	217	*)	-	2,117	(1,675)	-	442
Equity-based compensation	-	-	2,904	-	-	-	2,904
Balance at June 30, 2014	21,843	$22	$353,398	$(122,713)	$(86,092)	$(609)	$144,006

*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2013.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Work-in-process	$6,786	$5,412
Finished goods	5,200	6,922
	$11,986	$12,334

Inventory write-off amounted to $11 for the six months ended June 30, 2104. For the six months ended June 30, 2013, the Company recorded $207 of income due to the utilization of inventory that was written off in the past.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	Unaudited

Net income	$1,088	$750	$100	$1,922
Income per share:
Basic	$0.05	$0.03	$0.00	$0.09
Diluted	$0.05	$0.03	$0.00	$0.09
Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share (in thousands)	21,983	22,059	22,180	21,978
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,052	816	526	583
Weighted average number of shares of common stock used to compute diluted net income per share (in thousands)	23,035	22,875	22,706	22,561

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities and short-term deposits at June 30, 2014 and December 31, 2013:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30 2014	December 31, 2013
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short term deposits	$2,952	$2,911	$-	$-	$2,952	$2,911
U.S. GSE securities	3,934	3,093	12	(11)	3,946	3,082
Corporate obligations	95,404	98,444	(198)	(380)	95,206	98,064

	$102,290	$104,448	$(186)	$(391)	$102,104	$104,057

The amortized cost of short-term deposits and available-for-sale debt securities at June 30, 2014, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value

Due in one year or less	$10,368	$10	$(1)	$10,377
Due after one year to five years	91,922	197	(392)	91,727

	$102,290	$207	$(393)	$102,104

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2014, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

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

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2014 amounted to $52,461, while the unrealized losses for these marketable securities amounted to $393. Of the $393 unrealized losses outstanding as of June 30, 2014, a portion of which in the amount of $184 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $209 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2014 and 2013 were $7,135 and $9,242, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2014 and 2013 were $31,989 and $22,961, respectively. Net realized gains from the sale of available-for-sale securities for the six months ended June 30, 2014 and 2013 were $65 and $542, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE E—TAXES ON INCOME

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the six months ended June 30, 2014 and 2013 does not include tax benefits associated with equity-based compensation expenses. As of June 30, 2014 and December 31, 2013, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,904 and $1,892 at June 30, 2014 and December 31, 2013, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2014 and December 31, 2013, the Company had accrued interest and penalties relating to unrecognized tax benefits of $419 and $408, respectively.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 37% and 39% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively. Sales to VTech represented 36% of the Company’s total revenues for both the six months ended June 30, 2014 and 2013.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 21% and 17% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively. Additionally, Tomen Electronics accounted for 20% and 16% of the Company's total revenues for the six months ended June 30, 2014 and 2013, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 16% and 12% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively. Sales to Panasonic through Tomen Electronics generated 14% and 11% of the Company’s total revenues for the six months ended June 30, 2014 and 2013, respectively.

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

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels (“NIS”), during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815, and are all effective hedges of these expenses.

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2014, the Company had outstanding option contracts in the amount of $1,000. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $8 and $1, respectively, at June 30, 2014. The Company recorded a net amount of $7 in accounts receivable and prepaid expenses in the condensed consolidated balance sheets at June 30, 2014.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2014 that resulted from the above referenced hedging transactions was $2, $0 and $0, respectively. No such income was recorded for the three months ended June 30, 2014.

The fair value of the outstanding derivative instruments at June 30, 2014 and December 31, 2013 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2014	As of December 31, 2013
Derivative Assets
Foreign exchange forward contracts and put options	Other accounts receivable and prepaid expenses (*)	$7	$-

Total		$7	$-

(*)     Estimated to be reclassified into earnings for the remainder of 2014.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2014	2013	2014	2013

Foreign exchange forward contracts	$6	$85	$9	$261

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2014	2013	2014	2013
Foreign exchange forward contracts	Operating expenses	$2	$262	$2	$403

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

NOTE I—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months Ended June 30, 2014 and June 30, 2013:

No employee stock options, stock appreciation rights (“SARs”) or restricted stock units (“RSU”) were granted during the three months ended June 30, 2014. The weighted average estimated fair value of employee stock options granted during the three months ended June 30, 2013 was $4.12, using the binomial model, with the following weighted average assumptions (annualized percentages):

Three months ended June 30, 2013
Volatility	46.06%
Risk-free interest rate	1.45%
Dividend yield	0%
Pre-vest cancellation rate	2.79%
Post-vest cancellation rate	1.10%
Suboptimal exercise factor	2.14

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option and the extent to which the stock option is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past option grants made by the Company. The expected life for options granted during the three months ended June 30, 2013 derived from the binomial model was 5.29 years.

Employee Stock Benefit Plans

As of June 30, 2014, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2014, approximately 529,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 571,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, SAR and RSU grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at March 31, 2014	6,229	$7.18	-	-
Options granted	-	-	-	-
Options / SARs/RSUs cancelled/forfeited/expired	(19)	$10.70	-	-
Options / SARs / RSUs exercised	(37)	$2.71	-	-
Outstanding at June 30, 2014 (1)	6,173	$7.20	3.21	$12,675
Exercisable at June 30, 2014 (2)	4,303	$8.48	2.51	$4,571

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2014 ($8.49 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount equals a maximum of 4,591 shares of the Company’s common stock issuable upon exercise. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 2,955 shares of the Company’s common stock exercisable.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2014 with exercise prices above $8.49 per share (the closing price of the Company’s common stock on June 30, 2014) is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price
Above $8.49	1,461	$11.60	232	$9.15	1,693	$11.26
Less than $8.49	2,842	$6.88	1,638	$3.54	4,480	$5.66
Total	4,303	$8.48	1,870	$4.24	6,173	$7.20

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2014 and 2013 totaled $1,461 and $1,045, respectively.

The Company’s aggregate equity-based compensation expense for the six months ended June 30, 2014 and 2013 totaled $2,904 and $2,088, respectively. The Company did not recognize any income tax benefit relating to its equity-based compensation expense for the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, there was $4,491 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2014 through 2018.

NOTE J—PENSION LIABILITY

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Compensation- Retirements Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	June 30, 2014	June 30, 2013
Components of net periodic benefit cost
Service cost	$8	$8
Interest cost	15	17
Expected return on plan assets	(3)	(4)
Net periodic benefit cost (income)	$(20)	$(21)

The net pension liability as of June 30, 2014 amounted to $988.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014:

	Balance as of	Fair Value Measurements
	June 30, 2014	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$403	-	$403	-
Money market mutual funds	$2,811	$2,811	-	-

Short-term marketable securities and cash deposits:
Corporate debt securities	$7,425	-	$7,425	-
Time deposits	$2,952	-	$2,952	-

Long-term marketable securities:
Corporate debt securities	$87,781	-	$87,781	-
U.S. GSE securities	$3,946	-	$3,946	-

Derivative assets	$7	-	$7	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued compensation and benefits, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2014 due to the short-term maturity of these instruments.

NOTE L—STOCKHOLDERS’ EQUITY

During the first six months of 2014, the Company repurchased 908,914 shares of common stock at an average purchase price of $8.69 per share for an aggregate purchase price of $7,895. As of June 30, 2014, 1,708,913 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2014, the Company issued approximately 402,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—SEGMENT INFORMATION

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2014 and 2013:

	Three months ended June 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$32,495	$38,414	$6,290	$7,668
Office	$3,781	$2,278	$(164)	$(1,944)
Mobile	$-	$-	$(2,939)	$(2,330)
Total	$36,276	$40,692	$3,187	$3,394

Selected operating results information for each business segment was as follows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$63,200	$75,654	$10,895	$14,269
Office	$5,962	$4,688	$(732)	$(3,590)
Mobile	$-	$-	$(5,955)	$(4,760)
Total	$69,162	$80,342	$4,208	$5,919

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2014:

	Three months	Six months
Income from operations	$3,187	$4,208
Unallocated corporate, general and administrative expenses	(561)	(1,133)
Equity-based compensation expenses	(1,461)	(2,904)
Intangible assets amortization expenses	(397)	(794)
Financial income, net	297	709
Total consolidated income before taxes	$1,065	$86

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2013:

	Three months	Six months
Income from operations	$3,394	$5,919
Unallocated corporate, general and administrative expenses	(489)	(1,089)
Proxy contest related expenses included in general and administrative expenses	(1,403)	(1,403)
Equity-based compensation expenses	(1,045)	(2,088)
Intangible assets amortization expenses	(418)	(836)
Financial income, net	755	1,325
Total consolidated income before taxes	$794	$1,828

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended June 30, 2014:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(511)	$1	$(234)	$(199)	$(943)
Other comprehensive income (loss) before reclassifications	330	6	-	1	337
(gains) losses reclassified from accumulated other comprehensive income (loss)	(5)	-	2	-	(3)
Net current period other comprehensive income	325	6	2	1	334

Ending balance	$(186)	$7	$(232)	(198)	$(609)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(5)	Financial income, net
	-	Provision for income taxes
	(5)	Total, net of income taxes

Gains on cash flow hedges
	-	Research and development
	-	Sales and marketing
	-	General and administrative
	-	Total, before income taxes
	-	Provision for income taxes
	-	Total, net of income taxes

Losses on components of defined benefit plans	2	Research and development
	-	Sales and marketing
	2	Total, before income taxes
	-	Provision for income taxes
	2	Total, net of income taxes

Total reclassifications for the period	(3)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2014:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(391)	$-	$(237)	$(193)	$(821)
Other comprehensive income (loss) before reclassifications	270	9	-	(5)	274
(gains) losses reclassified from accumulated other comprehensive income (loss)	(65)	(2)	5	-	(62)
Net current period other comprehensive income (loss)	205	7	5	(5)	212

Ending balance	$(186)	$7	$(232)	(198)	$(609)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(65)	Financial income, net
	-	Provision for income taxes
	(65)	Total, net of income taxes

Gains on cash flow hedges
	(2)	Research and development
	-	Sales and marketing
	-	General and administrative
	(2)	Total, before income taxes
	-	Provision for income taxes
	(2)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing
	5	Total, before income taxes
	-	Provision for income taxes
	5	Total, net of income taxes

Total reclassifications for the period	(62)	Total, net of income taxes

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

The Company recorded grants in the amount of $1,200 and $100 for the three months ended June 30, 2014 and 2013, respectively.

The Company recorded grants in the amount of $2,000 and $100 for the six months ended June 30, 2014 and 2013, respectively.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products the development of which received grants from the OCS in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the OCS may become repayable if certain criteria under the grants are not met. In addition, the Company may be required to repay up to six times the amount of the grants if the technology that was developed using those grants is sold directly or indirectly.

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

●

Our belief that with the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which could reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2014 as compared to 2013;

●	Our belief that commercial shipments of products incorporating our new products will continue during the rest of 2014; and

●	Our belief that our available cash and cash equivalents at June 30, 2014 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. Our current primary focus is digital cordless telephony with sales of our in-house developed DECT and 2.4GHz chipsets representing approximately 87% of our total revenues for the first half of 2014.

Our revenues were $69.2 million for the first half of 2014, a decrease of 14% in comparison to the same period of 2013. The decrease in our revenues for the first half of 2014 in comparison to the same period of 2013 was mainly due to a decrease in sales of DECT products for the U.S. and European markets. Revenues derived from the sale of DECT products represented 82% of our total revenues for the first six months of 2014, as compared to 83% of our total revenues for the first six months of 2013. Our gross margin increased to 40.2% of our total revenues for the first half of 2014 from 39.7% for the first half of 2013, primarily due to (i) an improvement in production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products - and (ii) a change in the mix of products sold and customers. Our operating loss was $0.6 million for the first half of 2014, as compared to an operating income of $0.5 million for the first half of 2013. The change from operating income to operating loss mainly resulted from a decrease in total revenues for the first half of 2014, as compared to the first half of 2013, offset to some extent by a decrease in operating expenses and an increase in gross profit during the first half of 2014, as compared to the first half of 2013. Our operating expenses decreased by 9% to $28.4 million for the first half of 2014, as compared to $31.4 million for the first half of 2013.

Notwithstanding our success in reducing our operating expenses, we expect that the cordless market would continue to decline primarily due to the unit volume decline in the cordless telephony market, as well as the continuing decline in the average selling prices of cordless products. In addition, during the first six months of 2014, we saw a sharper than expected decline in demand for U.S. DECT 6.0 products. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which could continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset a decline in revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products.

We see that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products. Commercial shipments for some new products have begun with more shipments to occur during the rest of 2014. Aggregate revenues derived from our new products were 19.2% and 15.1% of our total revenues for the first half of 2014 and 2013, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2014 as compared to 2013.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet achieved a design win for our HDClear product for mobile devices. Furthermore, although new products targeted at home control & automation, enterprise VOIP solutions and mobile device markets are gradually being introduced into the market, market adoption of such products is at early stages. Although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of new productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of June 30, 2014, our principal source of liquidity consisted of cash and cash equivalents of $17.8 million and marketable securities and short term deposits of $102.1 million, totaling $119.9 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $36.3 million for the second quarter of 2014, as compared to $40.7 million for the same period in 2013. Our total revenues were $69.2 million for the first six months of 2014, as compared to $80.3 million for the same period in 2013. The decrease for the comparable periods was primarily as a result of decreased sales of DECT and 2.4GHZ products. Sales of DECT products for the second quarter of 2014 and 2013 were $29.5 million and $34.2 million, respectively, representing 81% and 84%, respectively, of our total revenues for the respective periods, representing a decrease of 14% in absolute dollars when comparing sales for the second quarter of 2014 to sales for the second quarter of 2013. Sales of DECT products for the first half of 2014 and 2013 were $56.9 million and $67.1 million, respectively, representing 82% and 83%, respectively, of our total revenues for the respective periods, representing a decrease of 15% in absolute dollars when comparing sales for the first half of 2014 to sales for the first half of 2013.

The above mentioned DECT decrease was mainly attributable to a decline in market demand. Sales of DECT 6.0 products for the U.S end market were $12.6 million and $16.8 million for the second quarter of 2014 and 2013, respectively, representing 35% and 41% of our total revenues for the second quarter of 2014 and 2013, respectively. Sales of DECT 6.0 products for the U.S. market were $22.9 million and $30.6 million for the first six months of 2014 and 2013, respectively, representing 33% and 38% of our total revenues for the first six months of 2014 and 2013, respectively. Sales of DECT products for the European market were $13.0 million and $14.3 million for the second quarter of 2014 and 2013, respectively, representing 36% and 35% of our total revenues for the second quarter of 2014 and 2013, respectively. Sales of DECT products for the European market were $25.5 million and $30.8 million, respectively, for the first six months of 2014 and 2013, respectively, representing 37% and 38% of our total revenues for the first six months of 2014 and 2013, respectively.

The following table shows the breakdown of revenues for all product lines for the periods indicated based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
United States	$1,254	$1,812	$1,960	$2,781
Japan	7,926	8,478	15,008	16,744
Europe	1,392	1,199	3,024	3,930
Hong-Kong	20,261	24,794	38,996	47,284
China	1,850	1,979	3,233	3,687
Taiwan	2,232	1,255	4,261	3,649
Other	1,361	1,175	2,680	2,267
Total revenues	$36,276	$40,692	$69,162	$80,342

Sales to our customers in Hong Kong decreased for the second quarter and the first six months of 2014, as compared to the same periods of 2013, representing a 18% decrease in absolute dollars for both periods. The decrease in our sales to Hong Kong for the first six months of 2014, as compared to the same periods of 2013, resulted mainly from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 14% decrease in absolute dollars and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 30% decrease in absolute dollars. The decrease in our sales to Hong Kong for the second quarter of 2014, as compared to the same period of 2013, resulted mainly from a decrease in sales to VTech, representing a 14% decrease in absolute dollars and a decrease in sales to CCT Telecom, representing a 37% decrease in absolute dollars. Sales to our customers in Japan decreased for the second quarter and the first six months of 2014, as compared to the same periods of 2013, representing a 7% and 10% decrease, respectively, in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted from a decrease in sales to Uniden America Corporation, representing a 72% and 76% decrease, in absolute dollars for the second quarter and the first six months of 2014 , respectively, as compared to the same periods in 2013.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 37% and 39% of our total revenues for the three months ended June 30, 2014 and 2013, respectively. Sales to VTech represented 36% of our total revenues for both the six months ended June 30, 2014 and 2013.

Revenues derived from sales through our largest distributor, Tomen Electronics, accounted for 21% and 17% of our total revenues for the three months ended June 30, 2014 and 2013, respectively. Additionally, Tomen Electronics accounted for 20% and 16% of our total revenues for the six months ended June 30, 2014 and 2013, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 16% and 12% of our total revenues for the three months ended June 30, 2014 and 2013, respectively. Sales to Panasonic through Tomen Electronics generated 14% and 11% of our total revenues for the six months ended June 30, 2014 and 2013, respectively.

Significant Products. Revenues from DECT products represented 81% and 82% of our total revenues for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, revenues from DECT products represented 84% and 83% of our total revenues, respectively. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2014. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, including DECT products, for the short and long term.

Gross Profit. Gross profit as a percentage of revenues was 40.7 % for the second quarter of 2014 and 39.7% for the second quarter of 2013. Gross profit as a percentage of revenues was 40.2% for the first half of 2014 and 39.7% for the first half of 2013. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in the production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (ii) a change in the mix of products sold and customers.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold and customers have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold and customers, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us which would further reduce the gross margins of our products. There are no guarantees that our ongoing efforts in cost reduction and yield improvements will keep pace with the anticipated continuing decline in average selling prices of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and Development Expenses, net. Our research and development expenses, net, decreased to $8.0 million for the second quarter of 2014 from $9.2 million for the second quarter of 2013. Research and development expenses, net, decreased to $16.2 million for the first six months of 2014 from $18.3 million for the first six months of 2013. The decrease for the second quarter and the first six months of 2014 in research and development expenses, net, as compared to the comparable periods of 2013, was mainly due to funding received from the Israeli Office of the Chief Scientist (“OCS”) in the amount of $1.2 and $2.0 million for the second quarter and the first six months of 2014, respectively, following the receipt of an approval from the OCS during the first quarter of 2014 for the current year research and development programs and some residual funding that was approved in respect to 2013 programs. During both the second quarter and the first six months of 2013, such funding recognized in research and development expenses amounted to $0.1 million. Additionally, the decrease was attributable to a decrease in projects-related expenses (mainly tape out expenses) in the amount of $0.7 and $1.0 million for the second quarter and the first six months of 2014, respectively, as compared to the same periods in 2013.

The above mentioned decreases were offset to some extent by (i) an increase in labor and employee-related expenses in the amount of $0.4 and $0.9 million for the second quarter and the first six months of 2014, respectively, as compared to the same periods in 2013, mainly as a result of the devaluation of the U.S. dollar against the NIS, which increased our Israeli employee labor expenses, and (ii) an increase in equity-based compensation expenses in the amount of $0.2 and $0.4 million for the second quarter and the first six months of 2014, respectively, as compared to the same periods in 2013.

Our research and development expenses, net, as a percentage of our total revenues were 22% and 23% for the three months ended June 30, 2014 and 2013, respectively, and 23% for both the six months ended June 30, 2014 and 2013. The decrease in research and development expenses as a percentage of our total revenues for the three months ended June 30, 2014 as compared to 2013 was mainly due to the decrease in research and development expenses, net, for the comparable periods, which was offset to some extent by the decrease in absolute dollars of our total revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $2.9 million for the second quarter of 2014 from $2.7 million for the second quarter of 2013. Sales and marketing expenses increased to $6.0 million for the first six months of 2014 from $5.7 million for the first six months of 2013. The increase for the second quarter of 2014 in sales and marketing expenses, as compared to the comparable period during 2013, was mainly due to an increase in labor and employee-related expenses, mainly as a result of the devaluation of the U.S. dollar against the NIS, which increased our Israeli employee labor expenses. The increase for the first six months of 2014 in sales and marketing expenses, as compared to the comparable period during 2013, was mainly due to (i) an increase of $0.2 million in labor and employee-related expenses, mainly due to the devaluation of the U.S. dollar against the NIS, which increased our Israeli employee labor expenses, and (ii) an increase in equity-based compensation expenses in the amount of $0.1 million for the first six months of 2014 as compared to the same period in 2013.

Our sales and marketing expenses as a percentage of total revenues were 8% and 7% for the three months ended June 30, 2014 and 2013, respectively, and 9% and 7% for the six months ended June 30, 2014 and 2013, respectively. This increase in sales and marketing expenses as a percentage of our total revenues was due to the decrease in total revenues and an increase in absolute dollars of sales and marketing expenses for the second quarter and the first six months of 2014 as compared to 2013.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.6 million and $3.8 million for the second quarter of 2014 and 2013, respectively. General and administrative expenses decreased to $5.4 million for the first six months of 2014 from $6.5 million for the first six months of 2013. The decrease in general and administrative expenses for the second quarter and first six months of 2014, as compared to the comparable period of 2013, was mainly due to proxy contest related expenses (mainly legal and shareholder relations related expenses) we incurred during the second quarter of 2013, in the amount of $1.4 million, as compared to no such expenses in 2014. The decrease in general and administrative expenses for the second quarter and first six months of 2014, as compared to the comparable periods of 2013, was offset to some extent by an increase in equity-based compensation expenses for the second quarter and the first six months of 2014 by $0.2 and $0.4 million, respectively.

Our general and administrative expenses as a percentage of our total revenues were 7% and 9% for the three months ended June 30, 2014 and 2013, respectively, and 8% for both the six months ended June 30, 2014 and 2013. The decrease in general and administrative expenses as a percentage of our total revenues for the three months ended June 30, 2014, as compared to 2013, was due to a decrease in absolute dollars of general and administrative expenses for the second quarter of 2014, as compared to the same periods of 2013, offset to some extent by the decrease in total revenues for the second quarter of 2014, as compared to the same periods of 2013.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2014 and 2013:

	Three months ended June 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$32,495	$38,414	$6,290	$7,668
Office	$3,781	$2,278	$(164)	$(1,944)
Mobile	$-	$-	$(2,939)	$(2,330)
Total	$36,276	$40,692	$3,187	$3,394

Selected operating results information for each business segment was as follows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$63,200	$75,654	$10,895	$14,269
Office	$5,962	$4,688	$(732)	$(3,590)
Mobile	$-	$-	$(5,955)	$(4,760)
Total	$69,162	$80,342	$4,208	$5,919

Sales to our customers in the home segment decreased for the second quarter and first six months of 2014, as compared to the second quarter and first six months of 2013, representing a decrease of 15% and 16% in absolute dollars, respectively. The decrease in our sales in the home segment for the comparable periods was mainly attributable to a decline in market demands for, and a decrease in the average selling prices of, cordless phones over the comparative periods.

Sales to our customers in the office segment increased for the second quarter and first six months of 2014, as compared to the second quarter and first six months of 2013, representing an increase of 66% and 27% in absolute dollars, respectively. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in our and our customers’ market share of VOIP products and a general increase in market demand for VOIP products.

A reconciliation of segment operating results information to our consolidated financial information is included in Note M to our financial statements for the quarter ended June 30, 2014.

Amortization of Intangible Assets. During both the second quarter of 2014 and 2013, we recorded an expense of $0.4 million relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone Communications (“BoneTone”) in 2011. During both the six months ended June 30, 2014 and 2013, we recorded an expense of $0.8 million relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone in 2011.

Financial Income, net. Financial income, net, for the three months ended June 30, 2014 decreased to $0.3 million from $0.8 million for the three months ended June 30, 2013. Financial income, net, for the six months ended June 30, 2014 decreased to $0.7 million from $1.3 million for the six months ended June 30, 2013. The decrease in financial income, net, for the second quarter and the first six months of 2014, as compared to the same periods in 2013, was mainly due to (i) fewer gains realized from sales of certain of our marketable securities, and (ii) a lower yield on marketable securities.

Our total cash, cash equivalents, marketable securities and short term deposits were $119.9 million as of June 30, 2014, compared to $119.8 million as of June 30, 2013.

Provision for Income Taxes. During the first half of 2014, no tax expenses were recorded, as compared to an income tax benefit of $0.1 million recorded for the first half of 2013. The income tax benefit for the first half of 2013 was mainly attributed to (i) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.1 million, and (ii) the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.2 million, offset to some extent by the creation of a provision for current income taxes. In the first half of 2014, we recorded income tax benefit in the amount of $0.2 million, which was attributed to the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition. The above mentioned income tax benefit was fully offset by the creation of a provision for current income taxes.

As of June 30, 2014 and December 31, 2013, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first six months of 2014, we generated $0.6 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $0.5 million for the first six months of 2013.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2014, we purchased $37.3 million of marketable securities, as compared to $39.3 million of marketable securities during the first six months of 2013. During the first six months of 2014 and 2013, $7.1 million and $9.2 million, respectively, of marketable securities matured and were called by the issuers. During the first six months of 2014 and 2013, $32.0 million and $23.0 million, respectively, of marketable securities were sold.

As of June 30, 2014, the amortized cost of our marketable securities and short term deposits was $102.3 million and their stated market value was $102.1 million, representing an unrealized loss of $0.2 million, which was caused mainly by interest rate changes.

Our capital equipment purchases for both the first six months of 2014 and 2013, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.7 million.

Financing Activities. During the first six months of 2014, we repurchased 908,914 shares of common stock at an average purchase price of $8.69 per share for an aggregate purchase price of $7.9 million. During the first six months of 2013, we did not repurchase any shares of common stock. In addition, during the first six months of 2014, we received $0.4 million upon the exercise of employee stock options, as compared to $1.2 million for the first six months of 2013. We cannot predict cash flows from exercises of stock options for future periods.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations.

At June 30, 2014, 1,708,913 shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of June 30, 2014, we had cash and cash equivalents totaling $17.8 million and marketable securities and deposits of $102.1 million.

Our working capital at June 30, 2014 was $37.9 million, as compared to $48.3 million as of June 30, 2013. The decrease in working capital was mainly due to the repurchase of our common stock in the amount of $11.4 million since June 30, 2013 and the replacement of short term marketable securities and deposits with long term marketable securities. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2013, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2014. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first half of 2014 and 2013. Specifically, sales of our DECT and 2.4GHz products comprised 87% and 88% of our total revenues for the first half of 2014 and 2013, respectively. Revenues from DECT products represented 82% and 83% of our total revenues for the first half of 2014 and 2013, respectively.

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

In addition to general market competitiveness, the digital cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which reduces our revenues derived from, and unit sales of, cordless telephony products. In addition, during the first six months of 2014, we saw a sharper than expected decline in demand for U.S. DECT 6.0 products. Moreover, macro-economic trends in the consumer electronics industry may adversely impact our future revenues.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Telecom and Shenzhen Guo Wei Electronics Ltd. accounted for approximately 66% and 65% of our total revenues for the first half of 2014 and 2013, respectively. Sales to VTech represented 36% of our total revenues for both the first half of 2014 and 2013. Sales to Panasonic represented 14% and 11% of our total revenues for the first half of 2014 and 2013, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 20% and 16% of our total revenues for the first half of 2014 and 2013, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 14% and 11% of our total revenues for the first half of 2014 and 2013, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products. The DECT product line represented 82% of our total revenues for the first half of 2014. Therefore, increased sales of our DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both the first half of 2014 and 2013. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2014, 199 of our 294 employees were located in Israel, including 134 out of 180 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, including the current situation in Gaza, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both the first half of 2014 and 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar, which has been the trend in most of the year due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2014, we repurchased 312,816 shares of common stock at an average purchase price of $8.42 per share for approximately $2,632,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2014:

Period			(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (April 1, 2014	to	April 30, 2014)	79,063	8.39	79,063	1,942,666
Month #2 (May 1, 2014	to	May 31, 2014)	160,749	8.42	160,749	1,781,917
Month #3 (June 1, 2014	to	June 30, 2014)	73,004	8.45	73,004	1,708,913 (1)

(1) The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of June 30, 2014.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2,700,000 shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. The Rule 10b5-1 plan was amended within the parameters of its original terms and extended by the Board in July 2014 to the end of February 2015.

At June 30, 2014, 1,708,913 shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1

Certificate of Amendment of the Restated Certificate of Incorporation, effective as of June 12, 2014 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)

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

DSP GROUP, INC. (Registrant)
Date: August 11, 2014	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)