Form 10-Q
period 2014-09-30
DSP GROUP INC /DE/
filed 2014-11-10
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-35256

___________

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
2161 S. San Antonio Road, Suite 10 San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 5, 2014, there were 21,612,193 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,509	$23,578
Restricted deposits	394	77
Marketable securities and short-term deposits	9,275	13,895
Trade receivables, net	25,091	21,195
Deferred income taxes	97	92
Other accounts receivable and prepaid expenses	1,640	2,641
Inventories	13,908	12,334

TOTAL CURRENT ASSETS	64,914	73,812

PROPERTY AND EQUIPMENT, NET	2,865	2,837

LONG-TERM ASSETS:
Long-term marketable securities and deposits	93,214	90,162
Long-term prepaid expenses and lease deposits	87	100
Severance pay fund	11,456	11,168
Investment in other companies	2,200	2,200
Intangible assets, net	5,517	6,710
Goodwill	5,276	5,276
	117,750	115,616

TOTAL ASSETS	$185,529	$192,265

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$15,468	$14,149
Accrued compensation and benefits	7,579	9,845
Income tax accruals and payables	1,946	1,985
Accrued expenses and other accounts payable	5,565	5,532

Total current liabilities	30,558	31,511

LONG-TERM LIABILITIES:
Deferred income taxes	894	1,183
Accrued severance pay	11,525	11,179
Accrued pensions	927	981

Total long-term liabilities	13,346	13,343

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Capital stock:
Preferred stock, $ 0.001 par value - Authorized shares: 5,000,000 at September 30, 2014 and December 31, 2013; Issued and outstanding shares: none at September 30, 2014 and December 31, 2013	-	-
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at September 30, 2014 and December 31, 2013; Issued and outstanding shares: 21,540,317 and 22,349,780 shares at September 30, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	354,694	350,494
Treasury stock	(125,329)	(118,749)
Accumulated other comprehensive loss	(1,433)	(821)
Accumulated deficit	(86,329)	(83,535)
Total stockholders’ equity	141,625	147,411
Total liabilities and stockholders’ equity	$185,529	$192,265

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$36,715	$35,381	$105,877	$115,723
Cost of revenues (1)	22,187	21,576	63,554	70,050
Gross profit	14,528	13,805	42,323	45,673
Operating expenses:
Research and development, net (2)	8,083	8,147	24,313	26,481
Sales and marketing (3)	2,892	2,767	8,925	8,492
General and administrative (4)	2,580	2,576	7,941	9,046
Intangible assets amortization	397	418	1,191	1,254
Total operating expenses	13,952	13,908	42,370	45,273
Operating income (loss)	576	(103)	(47)	400
Financial income, net	186	512	895	1,837
Income before taxes on income	762	409	848	2,237
Taxes on income (income tax benefit)	(11)	11	(25)	(83)
Net income	$773	$398	$873	$2,320
Net income per share:
Basic	$0.04	$0.02	$0.04	$0.10
Diluted	$0.03	$0.02	$0.04	$0.10
Weighted average number of shares used in per share computations of net income:
Basic	21,830	22,522	22,064	22,159
Diluted	23,073	23,048	22,829	22,723

(1)	Includes equity-based compensation expense in the amount of $71 and $65 for the three months ended September 30, 2014 and 2013, respectively, and equity-based compensation expense in the amount of $237 and $191 for the nine months ended September 30, 2014 and 2013,respectively.
(2)

Includes equity-based compensation expense in the amount of $568 and $474 for the three months ended September 30, 2014 and 2013, respectively, and equity-based compensation expense in the amount of $1,869 and $1,412 for the nine months ended September 30, 2014 and 2013, respectively

(3)

Includes equity-based compensation expense in the amount of $150 and $115 for the three months ended September 30, 2014 and 2013, respectively, and equity-based compensation expense in the amount of $481 and $383 for the nine months ended September 30, 2014 and 2013, respectively.

(4)

Includes equity-based compensation expense in the amount of $507 and $391 for the three months ended September 30, 2014 and 2013, respectively, and equity-based compensation expense in the amount of $1,613 and $1,147 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Three months ended September 30,
	2014	2013

Net income:	$773	$398
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains/losses	(404)	459
Reclassification adjustments for losses (gains) included in net income (loss)	3	(183)
Net change	(401)	276
Cash flow hedges:
Changes in unrealized gains/losses	(528)	93
Reclassification adjustments for losses (gains) included in net income (loss)	97	(292)
Net change	(431)	(199)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	3	3
Net change	3	3
Foreign currency translation adjustments, net	5	7
Other comprehensive income (loss)	(824)	87
Comprehensive income (loss)	$(51)	$485

See notes to condensed consolidated financial statements.

DSP GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (U.S. dollars in thousands)

	Nine months ended September 30,
	2014	2013

Net income:	$873	$2,320
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	(134)	(537)
Reclassification adjustments for (gains) losses included in net income	(62)	(726)
Net change	(196)	(1,263)
Cash flow hedges:
Changes in unrealized gains/losses	(516)	355
Reclassification adjustments for losses (gains) included in net income	92	(695)
Net change	(424)	(340)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	9	8
Net change	9	8
Foreign currency translation adjustments, net	(1)	(19)
Other comprehensive loss	(612)	(1,614)
Comprehensive income	$261	$706

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$3,734	$4,973
Investing activities
Purchase of marketable securities	(50,205)	(53,331)
Proceeds from maturity of marketable securities	9,896	15,180
Proceeds from sales of marketable securities	40,821	27,814
Increase in restricted deposits	(327)	-
Purchases of property and equipment	(1,002)	(925)
Net cash provided used in investing activities	(817)	(11,262)
Financial activities

Purchase of treasury stock	(12,484)	-
Issuance of treasury stock for cash upon exercise of stock options	514	1,848
Net cash provided by (used in) financing activities	(11,970)	1,848
Increase (decrease) in cash and cash equivalents	$(9,053)	$(4,441)
Cash (erosion) due to exchange rate differences	(16)	28
Cash and cash equivalents at the beginning of the period	$23,578	$21,684
Cash and cash equivalents at the end of the period	$14,509	$17,271

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

Three Months Ended September 30, 2013	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2013	22,172	$22	$348,423	$(120,829)	$(80,297)	$(713)	$146,606
Net income	-	-	-	-	398	-	398
Change in accumulated other comprehensive income	-	-	-	-	-	87	87
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	184	*)	-	1,802	(984)	-	818
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	202	1	-	1,985	(1,362)	-	624
Equity-based compensation	-	-	1,045	-	-	-	1,045
Balance at September 30, 2014	22,558	$23	$349,468	$(117,042)	$(82,245)	$(626)	$149,578
Three Months Ended September 30, 2014
Balance at June 30, 2014	21,843	$22	$353,398	$(122,713)	$(86,092)	$(609)	$144,006
Net income	-	-	-	-	773	-	773
Change in accumulated other comprehensive income	-	-	-	-	-	(824)	(824)
Purchase of treasury stock	(505)	(1)	-	(4,588)	-	-	(4,589)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	124	1	-	1,217	(329)	-	889
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	78	*)	-	755	(681)	-	74
Equity-based compensation	-	-	1,296	-	-	-	1,296
Balance at September 30, 2014	21,540	$22	$354,694	$(125,329)	$(86,329)	$(1,433)	$141,625

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars and shares in thousands)

	Number of Common Stock	Common Stock	Additonal Paid-In Capital	Treasury Stock	Accumulated deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine Months Ended September 30, 2013
Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$(79,394)	$988	$142,227
Net income		-	-	-	2,320		2,320
Change in accumulated other comprehensive income		-	-	-	-	(1,614)	(1,614)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	374	*)	-	3,669	(2,005)	-	1,664
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	510	1	-	5,013	(3,166)	-	1,848
Equity-based compensation	-	-	3,133	-	-	-	3,133
Balance at September 30, 2013	22,558	$23	$349,468	$(117,042)	$(82,245)	$(626)	$149,578
Nine Months Ended September 30, 2014
Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(83,535)	$(821)	$147,411
Net income		-	-	-	873		873
Change in accumulated other comprehensive income		-	-	-	-	(612)	(612)
Purchase of treasury stock	(1,414)	(1)	-	(12,483)	-	-	(12,484)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	311	1	-	3,031	(1,309)	-	1,723
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted share units by employees and directors	293	*)	-	2,872	(2,358)	-	514
Equity-based compensation	-	-	4,200	-	-	-	4,200
Balance at September 30, 2014	21,540	$22	$354,694	$(125,329)	$(86,329)	$(1,433)	$141,625

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2013.

NOTE b—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Work-in-process	$7,311	$5,412
Finished goods	6,597	6,922
	$13,908	$12,334

Inventory write-off amounted to $48 for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Company recorded $177 of income due to the utilization of inventory that was written off in the past.

NOTE c—NET income PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Unaudited
Net income	$773	$398	$873	$2,320
Net income per share:
Basic	$0.04	$0.02	$0.04	$0.10
Diluted	$0.03	$0.02	$0.04	$0.10
Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share (in thousands)	21,830	22,522	22,064	22,159
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,243	526	765	564
Weighted average number of shares of common stock used to compute diluted net income per share (in thousands)	23,073	23,048	22,829	22,723

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest on securities are included in financial income, net. The following is a summary of available-for-sale securities and short term deposits at September 30, 2014 and December 31, 2014:

	Amortized cost		Unrealized gains (losses), net		Estimated fair value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short -term deposits	$2,755	$2,911	$-	$-	$2,755	$2,911
U.S. GSE securities	4,315	3,093	2	(11)	4,317	3,082
Corporate obligations	96,006	98,444	(589)	(380)	95,417	98,064

	$103,076	$104,448	$(587)	$(391)	$102,489	$104,057

The amortized cost of short and long-term deposits and available-for-sale debt securities at September 30, 2014, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Estimated fair value

Due in one year or less	$9,266	$9	$-	$9,275
Due after one year to five years	93,810	125	(721)	93,214

	$103,076	$134	$(721)	$102,489

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2014, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

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

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2014 amounted to $68,921. Of the $721 unrealized losses outstanding as of September 30, 2014 and presented in the table above, a portion of which in the amount of $149, was related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $572 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2014 and 2013 were $9,896 and $15,180, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2014 and 2013 were $40,821 and $27,814, respectively. Net realized gains from the sale of available-for sale marketable securities for the nine months ended September 30, 2014 and 2013 were $62 and $726, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three and nine months ended September 30, 2014 and September 30, 2013 does not include tax benefits associated with equity-based compensation expenses. During the three and nine months ended September 30, 2014, the Company did not record any significant changes to its deferred tax assets due to its current estimation of future taxable income.

The total amount of net unrecognized tax benefits was $1,833 and $1,892 at September 30, 2014 and December 31, 2013, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2014 and December 31, 2013, the Company had accrued interest and penalties relating to unrecognized tax benefits of $432 and $408, respectively.

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

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 34% and 35% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively. Sales to VTech represented 36% of the Company’s total revenues for both the nine months ended September 30, 2014 and 2013.

Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 22% and 24% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively. Tomen Electronics accounted for 21% and 18% of the Company's total revenues for the nine months ended September 30, 2014 and 2013, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 17% and 18% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively. Sales to Panasonic through Tomen Electronics generated 15% and 13% of the Company’s total revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2014, the Company had outstanding foreign exchange forward contracts in the amount of $3,450 and outstanding option contracts in the amount of $11,725. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $32 and $456, respectively, at September 30, 2014. The Company recorded a net amount of $424 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at September 30, 2014.

The amount recorded as expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2014 that resulted from the above referenced hedging transactions was $72, $7 and $13, respectively. The amount recorded as expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2014 that resulted from the above referenced hedging transactions was $76, $8 and $13, respectively.

The fair value of the outstanding derivative instruments at September 30, 2014 and December 31, 2013 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2014	As of December 31, 2013
Derivative Assets
Foreign exchange forward contracts and put options	Accrued expenses and other accounts payable (*)	$424	$-

Total		$424	$-

*)     Estimated to be reclassified into earnings for the remainder of 2014 and in 2015.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2013 and 2012 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2014	2013	2014	2013
Foreign exchange forward contracts	$(528)	$93	$(516)	$355

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30,		for the nine months ended September 30,
	Location	2014	2013	2014	2013
Foreign exchange forward contracts	Operating expenses	$(97)	$292	$(92)	$695

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

NOTE i—ACCOUNTING FOR EQUITY-BASED COMPENSATION

Grants for Three Months ended September 30, 2013:

The weighted-average estimated fair value of restricted stock units (“RSUs”) granted during the three months ended September 30, 2014 and September 30, 2013 was $8.87 and $7.58 per share with the following weighted-average assumptions (annualized percentages):

	Three months ended September 30, 2014	Three months ended September 30, 2013
Pre-vest cancellation rate	4.57%	3.66%

Employee Stock Benefit Plans

As of September 30, 2013, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2014, approximately 404,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 566,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, SAR and RSU grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2014	6,173	$7.20
RSUs granted	5	-
Options / SARs/RSUs cancelled/forfeited/expired	(89)	$17.49
Options / SARs / RSUs exercised	(153)	$4.89
Outstanding at September 30, 2014 (1)	5,937	$7.10	3.02	$13,853
Exercisable at September 30, 2014 (2)	4,233	$8.28	2.35	$5,738

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2014 ($8.87 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount equals to a maximum of 4,432 shares of the Company’s common stock issuable upon exercise. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SAR units subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SAR units subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the currently exercisable amount equals to a maximum of 2,920 shares of the Company’s common stock exercisable.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2014 with exercise prices above $8.87 per share (the closing price of the Company’s common stock on September 30, 2014) is as follows (in thousands, except per share amounts):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs/RSUs (in thousands)	Weighted Average Exercise Price
Above $8.87	1,373	$11.22	124	$9.71	1,497	$11.09
Less than $8.87	2,860	$6.86	1,580	$3.73	4,440	$5.75
Total	4,233	$8.28	1,704	$4.17	5,937	$7.10

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2014 and 2013 totaled $1,296 and $1,045, respectively. The Company did not recognize any income tax benefits relating to its equity-based compensation expense for the three months ended September 30, 2014 and 2013.

The Company’s aggregate equity-based compensation expenses for the nine months ended September 30, 2014 and 2013 totaled $4,200 and $3,133, respectively. The Company did not recognize any income tax benefits relating to its equity-based compensation expense for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, there was $3,488 of total unrecognized equity-based compensation expenses related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from the remainder of 2014 through 2018.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	September 30, 2014	September 30, 2013
Components of net periodic benefit cost
Service cost	$12	$13
Interest cost	22	27
Expected return on plan assets	(4)	(7)

Net periodic benefit cost	$30	$33

The net pension liability as of September 30, 2014 amounted to $927.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014:

	Balance as of	Fair Value Measurements
	September 30, 2014	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$572	-	$572	-
Money market mutual funds	$1,828	$1,828	-	-

Short-term marketable securities and cash deposits:
Corporate debt securities	$6,520	-	$6,520	-
Time deposits	$2,755	-	$2,755	-

Long-term marketable securities:
U.S. GSE securities	$4,317	-	$4,317	-
Corporate debt securities	$88,897	-	$88,897	-

Derivative liabilities	$(424)	-	$(424)	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

			Fair Value Measurements
	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Time deposits	$913	-	$913	-
Money market mutual funds	$3,762	$3,762	-	-

Short-term marketable securities and time deposits:
U.S. GSE securities	$251	-	$251	-
Corporate debt securities	$10,733	-	$10,733	-
Time deposits	$2,911	-	$2,911	-

Long-term marketable securities:
U.S. GSE securities	$2,831	-	$2,831	-
Corporate debt securities	$87,331	-	$87,331	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2014 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first nine months of 2014, the Company repurchased 1,414,226 shares of common stock at an average purchase price of $8.83 per share for an aggregate purchase price of $12,484. As of September 30, 2014, 1,203,601 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first nine months of 2014, the Company issued approximately 605,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2014 and 2013:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$32,292	$33,492	$5,957	$5,381
Office	$4,353	$1,889	$(252)	$(731)
Mobile	$70	$-	$(2,910)	$(2,609)
Total	$36,715	$35,381	$2,795	$2,041

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$95,492	$109,146	$16,851	$19,650
Office	$10,315	$6,577	$(985)	$(4,321)
Mobile	$70	$-	$(8,865)	$(7,369)
Total	$105,877	$115,723	$7,001	$7,960

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2014:

	Three months	Nine months
Income from operations	$2,795	$7,001
Unallocated corporate, general and administrative expenses	(526)	(1,657)
Equity-based compensation expenses	(1,296)	(4,200)
Intangible assets amortization expenses	(397)	(1,191)
Financial income, net	186	895
Total consolidated income before taxes	$762	$848

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2013:

	Three months	Nine months
Income from operations	$2,041	$7,960
Unallocated corporate, general and administrative expenses	(681)	(1,770)
Proxy contest related expenses included in general and administrative expenses	-	(1,403)
Equity-based compensation expenses	(1,045)	(3,133)
Intangible assets amortization expenses	(418)	(1,254)
Financial income, net	512	1,837
Total consolidated income before taxes	$409	$2,237

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended September 30, 2014:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(186)	$7	$(232)	$(198)	$(609)
Other comprehensive income (loss) before reclassifications	(404)	(528)	-	5	(927)
Amounts reclassified from accumulated other comprehensive income (loss)	3	97	3	-	103
Net current period other comprehensive income (loss)	(401)	(431)	3	5	(824)

Ending balance	$(587)	$(424)	$(229)	(193)	$(1,433)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Loss on available-for-sale marketable securities	$3	Financial income, net
	-	Provision for income taxes
	3	Total, net of income taxes

Losses on cash flow hedges -
	77	Research and development
	7	Sales and marketing
	13	General and administrative
	97	Total, before income taxes
	-	Provision for income taxes
	97	Total, net of income taxes

Losses on components of defined benefit plans	2	Research and development
	1	Sales and marketing
	3	Total, before income taxes
	-	Provision for income taxes
	3	Total, net of income taxes

Total reclassifications for the period	103	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2014:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(391)	$-	$(237)	$(193)	$(821)
Other comprehensive income (loss) before reclassifications	(134)	(516)	-	(1)	(651)
Amounts reclassified from accumulated other comprehensive income (loss)	(62)	92	9	-	39
Net current period other comprehensive income (loss)	(196)	(424)	9	(1)	(612)

Ending balance	$(587)	$(424)	$(228)	(194)	$(1,433)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(62)	Financial income, net
	-	Provision for income taxes
	(62)	Total, net of income taxes

Gains on cash flow hedges
	72	Research and development
	7	Sales and marketing
	13	General and administrative
	92	Total, before income taxes
	-	Provision for income taxes
	92	Total, net of income taxes

Losses on components of defined benefit plans	5	Research and development
	4	Sales and marketing
	9	Total, before income taxes
	-	Provision for income taxes
	9	Total, net of income taxes

Total reclassifications for the period	39	Total, net of income taxes

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

The Company recorded grants in the amount of $460 and $1,200 for the three months ended September 30, 2014 and 2013, respectively.

The Company recorded grants in the amount of $2,500 and $1,260 for the nine months ended September 30, 2014 and 2013, respectively.

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

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2014 as compared to 2013;

●	Our belief that commercial shipments of products incorporating our new products will continue during the rest of 2014;

●	Our belief that we are well positioned to achieve our 2014 key design and financial milestones, as well as return to revenue growth in both the fourth quarter and 2015 fiscal year; and

●	Our belief that our available cash and cash equivalents at September 30, 2014 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 79% of our total revenues for the first nine months of 2014.

Our total revenues were $36.7 million for the third quarter of 2014, an increase of 4%, in comparison to $35.4 million for the same period in 2013. The increase for the third quarter of 2014 was primarily as a result of increased sales of our VoIP, home gateways and home automation products, offset to some extent by the decrease in sales of our DECT and 2.4GHz cordless telephony products. Our revenues were $105.9 million for the first nine months of 2014, a decrease of 9.0% in comparison to the same period of 2013. The decrease in our revenues for the first nine months of 2014 in comparison to the same period of 2013 was mainly due to a decrease in sales of cordless telephony products for the U.S. and European markets, offset to some extent by an increase in cordless telephony product sales for the Japanese domestic markets and VOIP, home gateways and home automation products sales. Revenues derived from the sale of DECT products represented 82% of our total revenues for the first nine months of 2014, as compared to 83% of our total revenues for the first nine months of 2013. Revenues derived from the sale of cordless telephony products represented 79% of our total revenues for the first nine months of 2014, as compared to 85% of our total revenues for the first nine months of 2013. Our gross margin increased to 40.0% of our total revenues for the first nine months of 2014 from 39.5% for the first nine months of 2013, primary due to (i) an improvement in production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (ii) a change in the mix of products sold and customers. We had no operating income for the first nine months of 2014 as compared to an operating income of $0.4 million for the first nine months of 2013. The decrease in operating income was mainly as a result of the decrease in total revenues for the first nine months of 2014, as compared to the first nine months of 2013, offset to some extent by a decrease in operating expenses and an increase in gross profit during the first nine months of 2014 as compared to the first nine months of 2013. Our operating expenses decreased by 6% to $42.4 million for the first nine months of 2014, as compared to $45.3 million for the first nine months of 2013.

Notwithstanding our return to revenue growth in the third quarter of 2014 and our success in reducing our operating expenses, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market and the continuing decline in the average selling prices of cordless telephony products. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the steady decline in revenues generated from our cordless telephony products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products.

We see that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products. Commercial shipments for some new products have begun with more shipments to occur during the rest of 2014. Aggregate revenues derived from our new products were 21.0% and 14.7% of our total revenues for the first nine months of 2014 and 2013, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2014 as compared to 2013. Moreover, we believe we are well positioned to achieve our 2014 key design and financial milestones, as well as return to revenue growth in both the fourth quarter and 2015 fiscal year.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet achieved a design win for our HDClear product for mobile devices. Furthermore, although new products targeted at the home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in these markets. As an example, we expect our research and development spending to increase in the fourth quarter of 2014 as compare to the last three quarters of 2014. Although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of new productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of September 30, 2014, our principal source of liquidity consisted of cash and cash equivalents of $14.5 million and marketable securities and short term deposits of $102.5 million, totaling $117.0 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $36.7 million for the third quarter of 2014, as compared to $35.4 million for the same period in 2013. Our total revenues were $105.9 million for the first nine months of 2014, as compared to $115.7 million for the same period in 2013. The increase for the third quarter of 2014 was primarily as a result of increased sales of our VoIP, home gateways and home automation products, offset to some extent by the decrease in sales of our DECT and 2.4GHz cordless telephony products. The decrease for the first nine months of 2014 was primarily as a result of decreased sales of our DECT and 2.4GHz cordless telephony products, offset to some extent by increased sales of cordless telephony product for the Japanese domestic markets, and increased sales of VoIP, home gateways and home automation products. Sales of DECT products, which include cordless telephony, home gateways and home automation products for the third quarter of 2014 and 2013 were $29.5 million and $29.4 million, respectively, representing 80% and 83% of our total revenues for the respective periods. Sales of DECT products, which include cordless telephony, home gateways and home automation products, for the first nine months of 2014 and 2013 were $86.4 million and $96.5 million, respectively, representing 82% and 83%, respectively, of our total revenues for the respective periods, representing a decrease of 10% in absolute dollars when comparing sales for the first nine months of 2014 to sales for the first nine months of 2013.

The above mentioned decrease in sales of our cordless telephony products for the third quarter and the first nine months of 2014, as compared to the same period in 2013, was mainly attributable to a decline in market demand. Sales of DECT 6.0 products for the U.S. market decreased to $35.6 million for the first nine months of 2014 from $42.9 million for the first nine months of 2013, representing 34% and 37% of our total revenues for the first nine months of 2014 and 2013, respectively. Sales of DECT products for the European market decreased to $38.5 million for the first nine months of 2014 from $44.2 million for the first nine months of 2013, representing 36% and 38% of our total revenues for the first nine months of 2014 and 2013, respectively.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
United States	$1,528	$805	$3,487	$3,586
Japan	8,734	9,237	23,742	25,981
Europe	1,529	1,334	4,552	5,263
Hong-Kong	19,140	19,380	58,136	66,664
China	1,381	1,662	4,614	5,349
Taiwan	3,155	1,650	7,416	5,299
Other	1,248	1,313	3,930	3,581
Total revenues	$36,715	$35,381	$105,877	$115,723

Sales to our customers in Hong Kong decreased for the third quarter and the first nine months of 2014, as compared to the same periods of 2013, representing a 1% and 13% decrease in absolute dollars, respectively. The decrease in our sales to Hong Kong for the first nine months of 2014, as compared to the same periods of 2013, resulted mainly from a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 9% decrease in absolute dollars and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT Telecom”), representing a 23% decrease in absolute dollars. Sales to our customers in Japan decreased for the third quarter and the first nine months of 2014, as compared to the same periods of 2013, representing a 5% and 9% decrease, respectively, in absolute dollars. The decrease in our sales to Japan for the first nine months, as compared to the same period of 2013, resulted from a decrease in sales to Uniden America Corporation, representing a 65% decrease in absolute dollars. The decrease in our sales to Japan for the third quarter of 2014, as compared to the same period of 2013, resulted from a decrease in sales to Panasonic Communications Co., Ltd. (“Panasonic”) and Japan Domestic customers, representing a 3% and 15% decrease in absolute dollars, respectively.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products.

Significant Customers. VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 34% and 35% of our total revenues for the three months ended September 30, 2014 and 2013, respectively. Sales to VTech represented 36% of our total revenues for both the nine months ended September 30, 2014 and 2013.

Revenues derived from sales through our largest distributor, Tomen Electronics Corporation (“Tomen Electronics”) accounted for 22% and 24% of our total revenues for the three months ended September 30, 2014 and 2013, respectively. Revenues derived from sales through Tomen Electronics accounted for 21% and 18% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 17% and 18% of our total revenues for the three months ended September 30, 2014 and 2013, respectively. Sales to Panasonic through Tomen Electronics generated 15% and 13% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Significant Products. Revenues from our DECT products, which include cordless telephony, home gateways and home automation products, represented 80% and 82% of our total revenues for the three and nine months ended September 30, 2014, respectively. Revenues from our DECT products represented 83% of our total revenues for both the three and nine months ended September 30, 2013. We believe that sales of DECT products will continue to represent a substantial percentage of our revenues for the remainder of 2014. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, for the short and long term Revenues from our VoIP products represented 12% and 10% of our total revenues for the three and nine months ended September 30, 2014, respectively. Revenues from our VoIP products represented 5% of our total revenues for the both three and nine months ended September 30, 2013.

Gross Profit. Gross profit as a percentage of revenues was 39.6% for the third quarter of 2014 and 39.0% for the third quarter of 2013. Gross profit as a percentage of revenues was 40.0% for the first nine months of 2014 and 39.5% for the first nine months of 2013. The increase in our gross profit for the third quarter of 2014 as compared to the third quarter of 2013 was mainly due to (i) an increase in total revenues, (ii) an improvement in the production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (iii) a change in the mix of products sold and customers. The increase in our gross profit for the first nine months of 2014 as compared to the first nine months of 2013 was mainly due to (i) an improvement in the production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (ii) a change in the mix of products sold and customers, offset to some extent by the decrease in total revenues for the first nine months of 2014 as compared to the first nine months of 2013.

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

Research and Development Expenses, net. Our research and development expenses, net, were $8.1 million for both the third quarter of 2014 and 2013. Research and development expenses, net, decreased to $24.3 million for the first nine months of 2014 from $26.5 million for the first nine months of 2013. The decrease for the first nine months of 2014 in research and development expenses, net, as compared to the comparable period of 2013, was mainly due to (i) funding received from the Israeli Office of the Chief Scientist (“OCS”) in the amount of $2.5 million for the first nine months of 2014, following the receipt of an approval from the OCS during the first quarter of 2014 for the current year research and development programs and some residual funding that was approved in respect to 2013 programs. During the first nine months of 2013, such funding recognized in research and development expenses amounted to $1.3 million. Additionally, the decrease was attributable to: (i) a decrease in projects-related expenses (mainly tape out and IP expenses) in the amount of $1.4 million, and (ii) a decrease in depreciation expenses in the amount of $0.4 million.

The above mentioned decreases were offset to some extent by (i) an increase in labor and employee-related expenses in the amount of $0.4 million for the first nine months of 2014, as compared to the same period in 2013, mainly as a result of the devaluation of the U.S. dollar against the NIS, which increased our Israeli employee labor expenses, and (ii) an increase in equity-based compensation expenses in the amount of $0.5 million for the first nine months of 2014, as compared to the same period in 2013.

Our research and development expenses, net, as a percentage of our total revenues were 22% and 23% for the three months ended September 30, 2014 and 2013, respectively, and 23% for both the nine months ended September 30, 2014 and 2013. The decrease in research and development expenses, net, as a percentage of our total revenues for the three months ended September 30, 2014 as compared to 2013 was mainly due to the decrease in research and development expenses, net, for the comparable periods, as well as the increase in absolute dollars of our total revenues for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to tape out and mask work, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses. Our sales and marketing expenses increased to $2.9 million for the third quarter of 2014 from $2.8 million for the third quarter of 2013. Sales and marketing expenses increased to $8.9 million for the first nine months of 2014 from $8.5 million for the first nine months of 2013. The increase in sales and marketing expenses for the third quarter and the first nine months of 2014, as compared to the comparable periods during 2013, was mainly attributable to an increase in labor and employee-related expenses, mainly due to an increase in employee’s sales commissions and the devaluation of the U.S. dollar against the NIS, which increased our Israeli employee labor expenses.

Our sales and marketing expenses as a percentage of total revenues were 8% for both the three months ended September 30, 2014 and 2013, and 8% and 7% for the nine months ended September 30, 2014 and 2013, respectively. The increase in sales and marketing expenses as a percentage of our total revenues for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to the decrease in total revenues and an increase in absolute dollars of sales and marketing expenses for the first nine months of 2014 as compared to 2013.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.6 million for both the third quarter of 2014 and 2013. General and administrative expenses decreased to $7.9 million for the first nine months of 2014 from $9.0 million for the first nine months of 2013. The decrease in general and administrative expenses for the first nine months of 2014, as compared to the comparable period of 2013, was mainly due to (i) proxy contest related expenses (mainly legal and shareholder relations related expenses) we incurred during the second quarter of 2013, in the amount of $1.4 million as compared to no such expenses in 2014. The decrease in general and administrative expenses for the first nine months of 2014, as compared to the comparable periods of 2013, was offset to some extent by an increase in equity-based compensation expenses of $0.5 million.

General and administrative expenses as a percentage of our total revenues were 7% for both the three months ended September 30, 2014 and 2013, and 8% for both the nine months ended September 30, 2014 and 2013.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2014 and 2013:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$32,292	$33,492	$5,957	$5,381
Office	$4,353	$1,889	$(252)	$(731)
Mobile	$70	$-	$(2,910)	$(2,609)
Total	$36,715	$35,381	$2,795	$2,041

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2014	2013	2014	2013
Home	$95,492	$109,146	$16,851	$19,650
Office	$10,315	$6,577	$(985)	$(4,321)
Mobile	$70	$-	$(8,865)	$(7,369)
Total	$105,877	$115,723	$7,001	$7,960

Sales to our customers in the home segment decreased for the third quarter and first nine months of 2014, as compared to the third quarter and first nine months of 2013, representing a decrease of 4% and 13% in absolute dollars, respectively. The decrease in our sales in the home segment for the comparable periods was mainly attributable to a decline in market demands for and a decrease in the average selling prices of, cordless phones over the comparative periods, offset to some extent by an increase in the sales of home gateways and home automation products.

Sales to our customers in the office segment increased for the third quarter and first nine months of 2014, as compared to the third quarter and first nine months of 2013, representing an increase of 130% and 57% in absolute dollars, respectively. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in our market share of VoIP products and a general increase in market demand for VoIP products.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our financial statements.

Amortization of Intangible Assets. During both the third quarter of 2014 and 2013, we recorded an expense of $0.4 million, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone Communications (“BoneTone”) in 2011. During the nine months ended September 30, 2014, we recorded an expense of $1.2 million, as compared to $1.3 million for the nine months ended September 30, 2013, relating to the amortization of intangible assets associated with the acquisition of the CIPT business of NXP B.V. and the acquisition of BoneTone in 2011.

Financial Income, net. Financial income, net, for the three months ended September 30, 2014 decreased to $0.2 million from $0.5 million for the three months ended September 30, 2013. Financial income, net, for the nine months ended September 30, 2014 decreased to $0.9 million from $1.8 million for the nine months ended September 30, 2013. The decrease in financial income, net, for the first nine months of 2014, as compared to the same period in 2013, was mainly due to (i) fewer gains realized from sales of certain of our marketable securities, and (ii) a lower yield on marketable securities. The decrease in financial income, net, for the third quarter of 2014, as compared to the same period in 2013, was mainly due to (i) fewer gains realized from sales of certain of our marketable securities, (ii) a lower yield on marketable securities, and (iii) exchange rate expenses as a result of the devaluation of the NIS and all other currencies against the U.S. dollar in the third quarter of 2014.

Our total cash, cash equivalents, deposits and marketable securities were $117.0 million as of September 30, 2014, compared to $125.1 million as of September 30, 2013. The decrease was mainly due to the repurchase of our common stock in an aggregate amount of $16.0 million since September 30, 2013, offset to some extent by cash generated from operating activities during the period from September 30, 2013 to September 30, 2014.

Provision for Income Taxes. During the first nine months of 2014, no tax expenses were recorded, as compared to an income tax benefit of $0.1 million recorded for the first nine months of 2013. The income tax benefit for the first nine months of 2013 was mainly attributed to (i) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.1 million, and (ii) the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.3 million, offset to some extent by the creation of a provision for current income taxes. In the first nine months of 2014, we recorded income tax benefit in the amount of $0.3 million, which was attributed to the amortization of deferred tax liability related to the intangible assets acquired in connection with the BoneTone acquisition. The above mentioned income tax benefit was fully offset by the creation of a provision for current income taxes.

During the three and nine months ended September 30, 2014, we did not record any significant changes to the net deferred tax assets due to our current estimation of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the first nine months of 2014, we generated $3.7 million of cash and cash equivalents from our operating activities. Cash generated from operating activities amounted to $5.0 million for the first nine months of 2013. The decrease in cash generated from operating activities for the first nine months of 2014, as compared to the same period in 2013, was mainly as a result of (i) an increase in accounts receivable during the first nine months of 2014 in the amount of $4.0 million, as compared to an increase in the amount of $2.3 million in accounts receivable during the first nine months of 2013, (ii) an increase in inventories in the amount of $1.6 million during the first nine months of 2014, as compared to an increase in inventories in the amount of $0.2 million during the first nine months of 2013, and (iii) a decrease in accrued compensation and benefits during the first nine months of 2014 in the amount of $0.5 million as compared to an increase in the amount of $1.9 million in accrued compensation and benefits during the first nine months of 2013.

The above mentioned decreases in cash used for our operating activities during the first nine months of 2014 compared to the first nine months 2013 was offset to some extent by (i) a decrease in other accounts receivable and prepaid expenses of $1.0 million during the first nine months of 2014, as compared to an increase of $0.6 million during the first nine months of 2013, and (ii) an increase in trade payables of $1.3 million during the first nine months of 2014, as compared to a decrease of $0.9 million during the first nine months of 2013.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2014, we purchased $50.2 million of marketable securities, as compared to $53.3 million purchase of marketable securities during the first nine months of 2013. During the first nine months of 2014 and 2013, $9.9 million and $15.2 million, respectively, of marketable securities matured and were called by the issuers. During the first nine months of 2014 and 2013, $40.8 million and $27.8 million, respectively, of marketable securities were sold.

As of September 30, 2014, the amortized cost of our marketable securities and short term deposits was $103.1 million and their stated market value was $102.5 million, representing an unrealized loss of $0.6 million.

Our capital equipment purchases for the first nine months of 2014, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.0 million, as compared to $0.9 million for the first nine months of 2013.

Financing Activities. During the first nine months of 2014, we repurchased 1,414,226 shares of our common stock at an average purchase price of $8.83 per share for approximately $12.5 million. During the first nine months of 2013, we did not repurchase any shares of common stock. In addition, during the first nine months of 2014 and 2013, we received $0.5 and $1.8 million upon the exercise of employee stock options, respectively.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations.

At September 30, 2014, 1,203,601 shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of September 30, 2014, we had cash and cash equivalents totaling approximately $14.5 million and marketable securities and short term deposits of approximately $102.5 million.

Our working capital at September 30, 2014 was approximately $34.4 million, as compared to $45.5 million as of September 30, 2013. The decrease in working capital was mainly due to the repurchase of our common stock in the amount of $16.0 million since September 30, 2013 and the replacement of short term marketable securities and deposits with long term marketable securities. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2014, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2014. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

ITEM 1A. RISK FACTORS

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a primary distributor for a significant portion of our total revenues and the failure of this distributor to perform as expected would materially reduce our future sales and revenues;” (4)  changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (6) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (7) changes to the Risk Factor below entitled “We may have exposure to additional tax liabilities as a result of our foreign operations;” (8) changes to the Risk Factor below entitled “Because the markets in which we compete are highly competitive, and many of our competitors have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share;” and (9) deletion of the Risk Factor entitled “New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreased.

Sales of our digital cordless telephony products comprised a significant majority of our total revenues for the first nine months of 2014 and 2013. . Revenues from digital cordless telephony products represented 79% and 85% of our total revenues for the first nine months of 2014 and 2013, respectively.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Telecom and Shenzhen Guo Wei Electronics Ltd. accounted for approximately 65% and 66% of our total revenues for the first nine months of 2014 and 2013, respectively. Sales to VTech represented 36% of our total revenues for both the first nine months of 2014 and 2013. Sales to Panasonic represented 15% and 13% of our total revenues for the first nine months of 2014 and 2013, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 21% and 18% of our total revenues for the first nine months of 2014 and 2013, respectively. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 15% and 13% of our total revenues for the first nine months of 2014 and 2013, respectively. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, DECT products have lower average gross margins than other products. The DECT product line represented 82% of our total revenues for the first nine months of 2014. Therefore, increased sales of our DECT products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both the first nine months of 2014 and 2013. Furthermore, pursuant to the acquisition of the CIPT business from NXP, we established new foreign subsidiaries, and currently have material operations in Germany, the U.K., Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2014, 202 of our 304 employees were located in Israel, including 134 out of 186 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, pursuant to the Acquisition, we currently have operations in Germany, the U.K., Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit in both Israel and Germany, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both the first nine months of 2014 and 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq and Dialog Semiconductors, and we have also noted efforts by Beken, a Chinese supplier of basebands for analog cordless phones, to penetrate the DECT market. Our principal competitors in the VOIP market include Dialog Semiconductors, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the multimedia market include Wi-Fi and multimedia application processor IC vendors like Atheros, Broadcom, CSR, Freescale, Intel, Marvel, Ralink, Samsung and Texas Instruments.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2014, we repurchased 505,312 shares of common stock at an average purchase price of $9.08 per share for approximately $4,589,000. The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (July 1, 2014 to July 31, 2014)	5,312	8.49	5,312	1,703,601
Month #2 (August 1, 2014 to August 31, 2014)	213,443	9.21	213,443	1,490,158
Month #3 (September 1, 2014 to September 30, 2014)	286,557	8.99	286,557	1,203,601	(1)

(1) The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of September 30, 2014.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2,700,000 shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to our Board of Directors’ prior authorizations. The Rule 10b5-1 plan was amended within its original terms and extended by the board in July 2014 to the end of February 2015.

At September 30, 2014, 1,203,601 shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

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

DSP GROUP, INC. (Registrant)

Date: November 10, 2014	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)