Form 10-K
period 2014-12-31
DSP GROUP INC /DE/
filed 2015-03-16
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☐                  Accelerated filer ☒

Non-accelerated filer ☐                    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2014 as reported on the NASDAQ Global Select Market, was approximately $110,662,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2015, the Registrant had outstanding 22,292,670 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2014 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

x

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015;

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for 2015;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for 2015 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2015 as compared to 2014, including generating revenues from products in our Mobile segment in 2015;

●	Our belief that commercial shipments of products incorporating our new products will continue during 2015; and

●	Our belief that our available cash and cash equivalents at December 31, 2014 should be sufficient to finance our operations for the foreseeable future.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as “DSP Group,” “we,” “us” “our” or “company.”

PART I

Item 1.	BUSINESS.

Introduction

DSP Group, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications. Delivering semiconductor system solutions with software and reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market. At the forefront of semiconductor innovation and operational excellence for over two decades, DSP Group provides a broad portfolio of wireless chipsets integrating DECT (Digital Enhanced Cordless Telecommunications); CAT-iq (Cordless Advanced Technology - Internet Quality), ULE (Ultra Low Energy), Wi-Fi, video, VoIP (Voice over Internet Protocol), PSTN (Public Switched Telephone Network), HDClear™ (previously BoneTone™) noise suppression and voice quality enhancement technologies.

DSP Group enables converged voice, audio and data connectivity across diverse mobile, consumer and enterprise products - including connected multimedia terminals, mobile and wearable devices, home automation & security, cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with CE manufacturers and service providers to shape the future of converged communications at home, in the office and on the go.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

Industry Environment and Our Business

Our focus on the design of highly-integrated, mixed-signal devices that combine complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by these emerging trends in the communications industry. Our integrated circuit (IC) products are customizable, achieve high functionality and performance at reduced power consumption, especially for cordless telephony, IP telephony, as well as multimedia, mobile, wearable and home automation devices, that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for ODMs to design and market their own end products with maximum differentiation.

Our expertise and investment in software development, including Board Support Package (BSP) and drivers layer, telephony, communication stack and application layers in Real-time Operating System (RTOS) and Full Featured Operating System (FFOS) frameworks, enable our customers fast time to market with cost- and performance-optimized solutions.

In response to the growing trend towards wireless residential and business connectivity in the past few years, we developed and are offering leading wireless voice and data transmission solutions for various applications, including mobile handsets. Since 1999, we have developed and acquired various technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), Gallium Arsenide (GaAs) technology, and Silicon Germanium (SiGe) RF chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0 (1.8GHz), Korean DECT (1.7GHz), Bluetooth (2.4GHz), Wi-Fi (802.11, 2.4GHz/5GHz), BiCMOS (Bipolar CMOS) and deep sub-micron CMOS technologies.

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

During the past few years, we expanded into chips and phones for office and business applications, and have quickly gained market share in this growing segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solution for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice calls via a broadband Internet connection rather than an analog phone line.

Furthermore, with mobile devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our revolutionary HDClear solution, a comprehensive noise suppression and voice quality enhancement product for mobile devices. There is a clear emerging market trend of mobile units incorporating technology to eliminate background noise, HDClear leverages this trend by incorporating proprietary noise cancellation algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and better voice call intelligibility. This technology will enable people to use their cell phones for conversations in virtually any environment, whether in a car, on a train or in any noisy surroundings. HDClear will also facilitate the use of speech recognition and voice commands by eliminating background noise. Our HDClear product family was developed through the acquisition of BoneTone Communications Ltd. (“BoneTone”) and the addition of their innovative intelligent noise cancellation algorithms to our SoC.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the DECT Forum, the European Telecommunications Standards Institute and the Wi-Fi Alliance, DSP Group also participates in the 3GPP and MIPI alliance. DSP Group is also deeply involved in all stages of defining DECT CAT-iq as well as DECT ULE standards and ULE Alliance and is building full eco-systems to support these solutions. We are an active member of the Home Gateway Initiative (HGI), and support the specification activities of CableLabs, which is contributing to the evolution and implementation of CAT-iq in various markets and applications. Such involvement enables us to define standards and keep abreast of the latest innovations and requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

With our in-house innovations and acquired intellectual property, we are now able to bring additional value to our existing market verticals and address new market verticals, including markets for IoT, office phones, mobile and wearable devices and headsets, thus expanding our market opportunities.

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. In addition to our main product line that is targeted for cordless phones, new products include three main groups of products: (i)  home segment products consisting of ULE ICs targeting the growing markets of IoT, smart home devices and home gateways; (ii) office segment products consisting of VoIP SoC products for Enterprise, SMB and SoHo; and (iii) mobile segment products consisting of products targeted for mobile and wearable device markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionality.

Home Segment - Products Targeted for Cordless Telephony, Home Gateways and Home Automation (IoT) Market

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

This chipset portfolio combines wireless communications technology with a range of telephony features, audio and voice-processing algorithms to provide the industry a low cost and small footprint solution. Enhanced with our hardware and software packages, these chipsets are highly versatile and enable the development of an array of cordless telephony solutions, DECT home gateways and smart-home applications and devices at a lower effort and faster time to market than alternative silicon offerings.

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

We achieved significant milestones in 2014 by incorporating DHX91, a DECT ULE SoC; in end customer products for home automation and security applications. Our customers’ end products integrating DHX91 went through various field trials and officially launched in the market in 2014.

Office Segment - Products Targeted for the Office Market

As a leading silicon vendor for enterprise voice, we offer a comprehensive portfolio of solutions for VoIP terminals. Our DVF SoCs family is a comprehensive solution for developing affordable, scalable and green VoIP home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging (IM) phones. DVF enables development of low-power enterprise IP, analog terminal adapters (ATAs) and home VoIP phones that offer superb acoustic echo cancellation, high-quality HD voice, multi-line capabilities, and an enhanced user interface (UI). Built on an open platform with multi-ARM processors running on Linux OS, DVF includes IPfonePro™, an extensive SDK for IP phones and ATAs.

DVF99, the latest member of the DVF family, provides outstanding cost/performance value for mid-range to high-end IP phones. Designed specifically to meet Tier 1 requirements, DVF99 fully complements existing solutions, including DVFD818 VoIP processors for low- and mid-range applications, and the XpandR® media processor for video IP devices.

Since 2008, we have been selling products for the VoIP market while developing a new platform based on ARM9 and REAL DSP core, and the VegaFireBird and VegaOne SoC products, to the advanced IAD (Integrated Access Device) market.

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

In 2012, we taped-out a new VoIP SoC DVF99xx, which commercially launched in January 2013. Built with two ARM926EJ-S™ cores, this new VoIP SoC provides combined processing speed of 1.1 GHz, and is designed to support IP phone processing needs - from basic single-line IP phones to high-end multi-line gigabit Ethernet IP phones with large color display and advanced GUI. The DVF99 also integrates multiple hardware accelerators, including a hardware security engine which enables a new class of secure IP phones, an LCD controller, a 2D graphics engine, a high-speed USB 2.0 port, DDR3/DDR2 memory and minimal power consumption. This product was designed to meet the needs of the enterprise IP telephony market.

In 2013, we started commercial shipments of DVF99xx with two leading customers and continued to secure additional design wins with leading customers.

In 2014, we continued our design win momentum with DVF99xx SoC with confirmed wins from two additional tier-one VoIP OEMs. Prior design wins include products that went into production in 2014, which contributed to our VoIP revenue growth.

Products Targeted for Mobile Phones and Wearable Devices

As a result of the acquisition of BoneTone, we enhanced our product portfolio with technology of intelligent voice enhancement and noise elimination. This technology supports two solutions: HDClear and HDMobileSurround™ which are offered as part of the HDClear product line.

HDClear-based solutions offer mobile voice quality and intelligibility, while completely removing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improves the user experience for speech-enabled applications like virtual assistants, voice search, speakerphone conference calls and speech-to-text on mobile and wearable devices, tablets and other consumer devices.

In 2012, we taped-out a new DBMD2, which we believe is one of the most efficient voice enhancement processors in the market. It is measured just 2.5 x 2.5mm. Offered with a 36-pin FCCSP and 0.4mm ball pitch, DBMD2 embeds a programmable 32-bit DSP, incorporates advanced connectivity options, including four TDM/I2S ports and SLIMbus, and equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption.

DBMD2’s low power enables an always-on voice feature for mobile devices. Always-on is a low power decisive natural voice interface for mobile and wearable devices. An average user accesses his/her device tens or hundreds of times per day by physically pressing a screen or a button. A truly always-on technology enables the user to skip this step by using natural voice to access the device even while the device is in standby mode.

DBMD2 enables mobile OEMs to offload voice and audio tasks from mobile device CPUs, in addition to running HDClear to enhance ASR accuracy. OEMs can leverage DBMD2’s open and flexible architecture to differentiate their products to run their own voice/audio enhancement software for pre- and post-processing.

The DBMD2 supports a rich set of voice processing features to significantly enhance voice call quality, intelligibility and speech recognition accuracy, including:

•	Noise suppression for the far-end listener

•	Noise reduction and speech conditioning for the near-end listener

•	Acoustic Echo Cancellation (AEC)

•	Flexispeech – variable speech playback for the hearing impaired

•	Flexible Listening Experience (FLE) – automatic adjustment of incoming voice when the near-end listener is in a noisy environment

•	Sensor hub and sensor fusion functionality

In 2014, we further enhanced our HDClear noise reduction capability, and we have added two microphone hands free AEC support. We also fully integrated DBMD2 with always-on latest android 5.0 lollipop.

Customers

We are a flexible customer-centric company that proactively partners with our broad base of CE manufacturer customers and service providers. As a reliable long-term industry supplier, We maintain a proven track record of operational excellence and successful delivery. With over 10 offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market. In 2014, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset solutions at prominent tier-one telecom operators across the globe, and include: Aprotech, ADB, AEG, Alcatel, AT&T, Arris, Atlink, Arcadyan, Askey, Audioline, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, China Telecom, Cisco, Comcast, Crow, Cybertan, Grandstream, Deutsche Telekom, Doro, Eclogic, Escene, France Telecom, Freebox, Giant, Gaoxinqi, Gemtek, Global China Technologies, Grandstream, Hagenuk, Huawei, Innomedia, Intelbras, Invoxia, JXE, Kaonmedia, Kocom, Korea Telecom, KPN, LG Electronics, Matsushita, Mitac, Mitrastar, Motorola, Moimstone, NEC, NTT, OnReal, Ooma, Panasonic, Philips, Pioneer, Plantronics, Sagemcom, Samsung, Sanyo, Sercomm, SGW, Skymotion, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Topcom, Uniden, Unihan, Urmet, Uwin, Turkcell, Turkish Telecom, Verizon, VTech, Vodafone, WNC, Xingtel, Yamaha, Yealink and ZTE.

International Sales and Operations

Export sales accounted for 97% of our total revenues for both 2014 and 2013 and 99% of our total revenues for 2012. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. See Note 18 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2014, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

Moreover, a portion of our expenses in Israel is paid in the Israeli currency (New Israeli Shekel (NIS)). Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. As a result, an increase in the value of Israeli currency in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses. From time to time, we use derivative instruments to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks.

In addition, a portion of our expenses in Europe is paid in Euro. Our primary expenses paid in Euro are employee salaries and lease and operational payments on our European facilities. As a result, an increase in the value of the Euro in comparison to the U.S. dollar also could increase the cost of our technology development, research and development expenses and general and administrative expenses.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong, China; Nierenberg, Germany; Los Altos, California; Tokyo, Japan; Herzelia Pituach, Israel, Edinburgh, Scotland; and Shenzhen, China; pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives. Revenues derived from sales through our Japanese distributor, Tomen Electronics, represented 20% of our total revenues for 2014, 19% for 2013 and 21% for 2012. We also derive a significant amount of revenues from a limited number of customers. Sales to VTech represented 35% of our total revenues for 2014, 36% for 2013 and 35% for 2012. Sales to Panasonic through Tomen Electronics represented 15%, 14% and 15% of our total revenues for 2014, 2013 and 2012, respectively. Sales to Uniden represented 2%, 4% and 11% of our total revenues for 2014, 2013 and 2012, respectively.

As our products are generally incorporated into consumer products sold by our OEM customers, our revenues may be affected by seasonal buying patterns of consumer products sold by our OEM customers.

Manufacturing and Design Methodology

We contract product wafer fabrication services mostly from TSMC. A majority of our integrated circuit products at this time are manufactured by TSMC. We intend to continue to use independent foundries to manufacture our products. Our reliance on independent foundries involves a number of risks, including the foundries’ ability to achieve acceptable manufacturing yields at competitive costs and their allocation of sufficient capacity to us to meet our needs. While we currently believe we have adequate capacity to support our current sales levels, we may encounter capacity issues in the future. In the event of a worldwide shortage in foundry capacity, we may not be able to obtain a sufficient allocation of foundry capacity to meet our product needs. Shortage or lack of capacity at the foundries we use to manufacture our products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing cycle and cause a delay in the shipment of our products to our customers. Unforeseen difficulties with our independent foundries could harm our business, financial condition and results of operations.

We use independent subcontractors located in Asia, to assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at ASE, KYEC, SPIL and Giga Solutions.

Furthermore, our digital cordless products require an external component in the finished product, which is supplied by a third party, to provide flash memory.

Competition

The principal competitive factors in the cordless telephony market include price, performance, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Lantiq (Lantiq recently signed an agreement to be acquired by Intel) and Dialog Semiconductors. Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Lantiq, Texas Instruments and new Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors are developers of different wireless home automation technologies, including Analog, Z-wave and Zigbee. Among those, the major competitors for digital home conectivity are Atmel, Freescale, NXP, Texas Instruments, Sigma Design and Silicon Lab.

Similar principal competitive factors affect the mobile audio noise reduction market. An additional competitive factor relating to this market is that we are a newcomer to this market and this market already has a number of dominant, well-established companies with significant existing market shares. Nonetheless, we believe that we are competitive in this market with HDClear’s outstanding performance. Competitors in this market include Audience, Cirrus Logic and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2014, we had a staff of 195 research and development personnel, of which 138 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent $33.5 million in 2014, $35.0 million in 2013 and $42.5 million in 2012 on research and development activities.

Due to various new developments in the home residential market, including the rapid deployment of new communication access methods and the rise of alternative technologies in lieu of fixed-line telephony, we are expanding our current product lines and develop products and services targeted at wider markets, including office enterprise market and the intensively competitive mobile device market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

As of December 31, 2014, we have been granted a total of 150 patents and 94 patents are pending.

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

While no material claims involving patent or other intellectual property rights have been brought against us to date, we cannot provide assurance that third parties will not assert claims against us or our customers with respect to existing or future products, or that we will not need to assert claims against third parties to protect our proprietary technology. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. We have received claims that our products infringe upon the proprietary rights of such patent holding companies. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. If litigation becomes necessary to determine the validity of any third party claims or to protect our proprietary technology, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the claim has any merit and notwithstanding that the litigation is determined in our favor. In the event of an adverse result in any litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We cannot provide assurance that we would be successful in developing non-infringing technology or that any licenses would be available on commercially reasonable terms.

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

Backlog

At December 31, 2014, our backlog was approximately $34.1 million, compared to approximately $25.1 million and $32.7 million at December 31, 2013 and 2012, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2014, we had 312 employees, including 195 in research and development, 53 in marketing and sales and 64 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 79% of our total revenues for 2014, 85% for 2013 and 88% for 2012.Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

In addition, the digital cordless telephony market is competitive and is facing pricing pressures, and we expect that competition and pricing pressures will continue. It is possible that we may one day be unable to respond to increased pricing competition for digital cordless telephony processors or other products through the introduction of new products or reduction of manufacturing costs. This inability to compete would have a material adverse effect on our business, financial condition and results of operations. Likewise, any significant delays by us in developing, manufacturing or shipping new or enhanced products in this market also would have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Telecom and Shenzhen Guo Wei Electronics Ltd. accounted for approximately 66%, 66% and 62% of our total revenues for each of 2014, 2013 and 2012, respectively. Sales to VTech represented 35% of our total revenues for 2014, 36% for 2013 and 35% for 2012. Sales to Panasonic through our distributor represented 15% of our total revenues for 2014, 14% for 2013, and 15% for 2012. Typically, our sales are made on a purchase order basis, and most of our customers have not entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and on market acceptance of our VoIP products,which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VoIP product families. Although a number of potential customers have expressed interest in our HDClear products, we have not yet started mass production and we cannot assure you that we will be successful in doing so. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VoIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving any design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 20% of our total revenues for 2014, 19% for 2013 and 21% for 2012. Our future performance will depend, in part, on this distributor to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% of our total revenues for 2014, 14% for 2013 and 15% for 2012. The loss of Tomen Electronics as our distributor and our inability to obtain a satisfactory replacement in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Our gross margins also are affected by the product mix. For example, mature products have lower average gross margins than other products. Therefore, increased sales of certain products would lower our gross margins.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for both 2014 and 2013 and 99% for 2012. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products, especially our HDClear product family. We are exploring opportunities to expand sales of our products in China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, due to the cyclical nature of manufacturing capacity issues, the increasing cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors, many North American, European and Japanese OEMs are moving their manufacturing sites to Asia. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. Our future growth is dependent on market acceptance and penetration of our new products, especially our HDClear product family, for which we can provide no assurances. Our revenue growth is also dependent on the successful deployment of our new VoIP and HDClear products. Our inability to penetrate the market or lack of customer acceptance of these products may harm our business and potential growth.

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

Furthermore, we maintain inventory, or hubbing, arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports that it has removed our product from the warehouse to incorporate into its end products. Since we own inventory that is physically located in a third party’s warehouse, our ability to effectively manage inventory levels may be impaired, causing our total inventory turns to decrease, which could increase expenses associated with excess and obsolete product and negatively impact our cash flow.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2014, 204 of our 312 employees were located in Israel, including 138 out of 195 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (26.5% for 2015) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel and have operations in Germany, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit for one of our subsidiaries, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2014 and 2013 and 99% for 2012. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq and Dialog Semiconductors. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Infineon, Texas Instruments and new Taiwanese IC vendors.

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

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the periodic examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, as an example, we are now under audit for one of our subsidiaries. The outcome from this examination may have an adverse effect on our operating results and financial condition.

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

Our principal offices in the United States are located in Los Altos, California, where we lease approximately 700 square feet under a lease that expires in January 2016. Portions of our U.S. operations are located in leased facilities in El Dorado Hills, California under a lease that expires in March 2015 and we do not currently intend to extend this lease. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 45,359 square feet located in Herzeliya Pituach, Israel. These facilities are leased through November 2018. Our subsidiary in Tokyo, Japan has a lease that terminates in December 2017. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2016. Our subsidiary in Scotland has 2 lease agreements for its facilities, one with automatic renewals on a month-to-month basis and another that terminates in December 2019. Our subsidiary in India has sublease agreements with NXP for its facilities that terminate in March 2017. Our subsidiary in Shenzhen, China has a lease that terminates in September 2016. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2016. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2013	High	Low
First Quarter	8.33	5.63
Second Quarter	8.76	6.95
Third Quarter	8.75	6.3
Fourth Quarter	10.14	6.78

Year Ended December 31, 2014	High	Low
First Quarter	10.32	8.31
Second Quarter	9.21	7.90
Third Quarter	9.48	8.30
Fourth Quarter	11.48	8.83

As of March 6, 2015, there were 22,292,670 shares of common stock outstanding. As of March 10, 2015, the company had approximately 30 holders of record and we believe greater than 2,100 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 8, 2015. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock pursuant to our board authorized share repurchase program during the fourth quarter of 2014.

In November 2013, our board of directors authorized the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of our common stock. This authorization is in addition to the approximately 308,000 shares that were available for repurchase under the Board’s prior authorizations.

At December 31, 2014, 1,203,601 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 8, 2015. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2009 and ends on December 31, 2014, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2009, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2014, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
	2014	2013	2012	2011	2010
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$143,036	$151,063	$162,790	$193,861	$225,482
Cost of revenues	85,992	91,237	101,660	123,734	137,571
Gross profit	57,044	59,826	61,130	70,127	87,911
Operating expenses
Research and development, net	33,468	35,000	42,539	53,244	55,588
General, administrative, sales and marketing	22,446	23,085	24,875	29,417	31,561
Amortization of intangible assets	1,573	1,672	2,310	7,972	9,975
Restructuring cost (income)	-	-	2,008	(170)	463
Total operating expenses	57,487	59,757	71,732	90,463	97,587
Operating income (loss)	(443)	69	(10,602)	(20,336)	(9,676)
Financial and other income
Financial income, net	1,204	2,457	2,388	1,885	1,468
Other income from remeasurement of investment in a business Combination	-	-	-	1,343	-
Income (loss) before taxes	761	2,526	(8,214)	(17,108)	(8,208)
Income tax benefit	(2,841)	(150)	(172)	(866)	(783)
Net income (loss)	$3,602	$2,676	$(8,042)	$(16,242)	$(7,425)
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	21,968	22,249	21,950	23,247	23,229
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	22,954	22,906	21,950	23,247	23,229
Basic net income (loss) per share	$0.16	$0.12	$(0.37)	$(0.70)	$(0.32)
Diluted net income (loss) per share	$0.16	$0.12	$(0.37)	$(0.70)	$(0.32)
Balance Sheet Data:
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$124,944	$127,712	$120,339	$117,909	$139,761
Working capital	$39,592	$42,301	$49,102	$60,010	$72,073
Total assets	$191,179	$192,265	$185,182	$197,625	$222,555
Total stockholders’ equity	$146,623	$147,411	$142,227	$148,624	$167,103

Year Ended December 31,
Fiscal Years by	2014					2013
Quarter
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$37,159	$36,715	$36,276	$32,886	$35,340	$35,381	$40,692	$39,650
Gross profit	$14,721	$14,528	$14,781	$13,014	$14,153	$13,805	$16,162	$15,706
Net income (loss)	$2,729	$773	$1,088	$(988)	$356	$398	$750	$1,172
Net income (loss) per share — Basic	$0.13	$0.04	$0.05	$(0.04)	$0.02	$0.02	$0.03	$0.05
Net income (loss) per share — Diluted	$0.12	$0.03	$0.05	$(0.04)	$0.02	$0.02	$0.03	$0.05

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 79% of our total revenues for 2014.

Our revenues were $143.0 million for 2014, a decrease of 5% in comparison to 2013. The decrease for 2014 was primarily as a result of decreased sales in our DECT and 2.4GHz cordless telephony products, offset to some extent by an increase in sales of our VoIP, home gateways and home automation products. Revenues derived from the sale of cordless telephony products represented 79% of our total revenues for 2014, as compared to 85% of our total revenues for 2013. Sales of our DECT 6.0 products for the U.S. market decreased from $54.5 million for 2013 to $47.5 million for 2014. Sales of our DECT products for the European market decreased from $58.3 million for 2013 to $53.4 million for 2014. Revenues derived from the sale of DECT products represented 82% and 84% of our total revenues for 2014 and 2013, respectively. Our gross margin increased to 39.9% of our total revenues for 2014 from 39.6% for 2013, primarily due to (i) an improvement in production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (ii) a change in the mix of products sold and customers.

Our operating loss was $0.4 million for 2014, as compared to an operating income of $0.1 million for 2013. The decrease in operating income in 2014 compared to 2013 was mainly as a result of a decrease in total revenues during 2014 as compared to 2013, offset to some extent by a decrease in research and development, and general and administrative expenses and an improvement in gross margins. Our operating expenses decreased by 4% to $57.5 million for 2014, as compared to $59.8 million for 2013, mainly as a result of the above mentioned decrease in research and development, and general and administrative expenses.

Notwithstanding our return to revenue growth in the second half of 2014 and our success in reducing our operating expenses, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market and the continuing decline in the average selling prices of our cordless telephony products. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the declining revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities of these new products.

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products. Commercial shipments for some products have begun with more shipments to occur during 2015. Aggregate revenues derived from our new products were 20.8%, 14.7% and 11.9% of our total revenues for 2014, 2013 and 2012, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2015 as compared to 2014, including generating revenues from products in our Mobile segment in 2015. Moreover, we believe we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet started mass shipments for our HDClear product for mobile devices. Furthermore, although our new products targeted for home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in these markets. As an example, we expect our research and development spending to increase in 2015 as compare to 2014. Although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of new productions may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of December 31, 2014, our principal source of liquidity consisted of cash and cash equivalents of $20.5 million and marketable securities and short term deposits of $103.8 million, totaling $124.3 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2014.

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

Tax Valuation Allowance: We have a valuation allowance for some of our deferred tax assets based on the determination that it is more likely than not that some of these assets will not be realized.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill :

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combination. The goodwill on our consolidated balance sheet is a result of our acquisition of BoneTone. The identifiable intangible asset included on our consolidated balance sheet is technology acquired in the BoneTone acquisition.

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets (such as technology) in the fourth quarter of each fiscal year, or more often if there are indicators of impairment.  We review intangible assets with finite useful life for potential impairment when events or changes in circumstances indicate the carrying value of those intangible assets may be impaired. We may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

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

Results of Operations:

Total Revenues. Our total revenues were $143.0 million for 2014, $151.1 million for 2013 and $162.8 million for 2012. The decrease of 5.3% in revenues for 2014 as compared to 2013 and the decrease of 7.2% in revenues for 2013 as compared to 2012 were both primarily as a result of decreased sales of our 2.4GHz and DECT cordless telephony products, offset to some extent by increased sales of VoIP, home gateways and home automation products. Sales of our digital cordless telephony products were $113.2 million, $128.8 million and $143.4 million for the years ended 2014, 2013 and 2012, respectively, representing approximately 79%, 85% and 88% of our total revenues for 2014, 2013 and 2012, respectively. Sales of DECT products, which include cordless telephony, home gateways and home automation products, were $117.1 million, $126.3 million and $133.9 million for the years ended 2014, 2013 and 2012, respectively, representing approximately 82%, 84% and 82% of our total revenues for 2014, 2013 and 2012, respectively. The decrease of 7% in absolute dollars of DECT sales in 2014 as compared to 2013 and the decrease of 6% in absolute dollars of DECT sales in 2013 as compared to 2012 were mainly attributable to a decline in market demands and a decrease in average selling prices of our DECT cordless telephony products. Sales of our DECT 6.0 products for the U.S. end market were $47.5 million, $54.5 million and $69.1 million for 2014, 2013 and 2012, respectively, representing 33%, 36% and 42% of our total revenues for 2014, 2013 and 2012, respectively. Sales of our DECT products for the European market were $53.4 million, $56.7 million and $58.3 million for 2014, 2013 and 2012, respectively, representing 37%, 38% and 36% of our total revenues for 2014, 2013 and 2012, respectively.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$4,702	$4,342	$2,028
Hong Kong	79,622	86,090	84,736
Japan	31,261	34,377	51,033
Europe	6,787	7,370	7,429
China	6,568	6,999	6,270
Taiwan	9,077	7,093	6,496
Other	5,019	4,792	4,797
Total revenues	$143,036	$151,063	$162,790

Sales to our customers in Hong Kong decreased for 2014 as compared to the same period of 2013, representing a decrease of 8% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to Vtech Holding Ltd. (“Vtech”) of 6% when comparing 2014 to 2013 and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT”) of 18% when comparing 2014 to 2013. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to the Japanese domestic market, representing a 6% decrease in absolute dollars for 2014 as compared to 2013, and (ii) a decrease in sales to Uniden America Corporation (“Uniden”), representing a 52% decrease in absolute dollars for 2014, as compared to 2013. Sales to our customers in Hong Kong increased for 2013 as compared to the same period of 2012, representing an increase of 2% in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted mainly from an increase in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”) of 67% when comparing 2013 to 2012 and an increase in sales to CCT of 8% when comparing 2013 to 2012. The increase in our sales to Hong Kong for the comparable periods was offset to some extent by a decrease in sales to Vtech of 6% when comparing 2013 to 2012. Sales to our customers in Japan decreased for 2013 as compared to the same period of 2012, representing a decrease of 33% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to Panasonic Communications Co. Ltd. (“Panasonic”), representing a 14% decrease in absolute dollars for 2013 as compared to 2012, (ii) a decrease in sales to the Japanese domestic market, representing a 19% decrease in absolute dollars for 2013 as compared to 2012, and (iii) a decrease in sales to Uniden, representing a 67% decrease in absolute dollars for 2013, as compared to 2012.

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 35%, 36% and 35% of our total revenues for 2014, 2013 and 2012, respectively.

Revenues derived from sales through our largest distributor, Japan-based Tomen Electronics Corporation (“Tomen Electronics”), accounted for 20% of our total revenues for 2014, as compared to 19% for 2013 and 21% for 2012. Sales to Uniden represented 2%, 4% and 11% of our total revenues for 2014, 2013 and 2012, respectively.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15%, 14% and 15% of our total revenues for 2014, 2013 and 2012, respectively.

Significant Products. Revenues from our digital cordless telephony products, represented 79%, 85% and 88% of our total revenues for 2014, 2013 and 2012, respectively.. We believe that sales of digital cordless telephony products will continue to represent a substantial precentage of our revenues for 2015. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, for the short and long term.

Revenues from our VoIP products represented 10%, 6% and 5% of our total revenues for 2014, 2013 and 2012, respectively.

Gross Profit. Gross profit as a percentage of revenues was 39.9% for 2014, 39.6% for 2013 and 37.6% for 2012. The increase in our gross profit for 2014 as compared to 2013 was primarily due to (i) an improvement in production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (ii) a change in the mix of products sold and customers, offset to some extent by the decrease in total revenues. The increase in our gross profit for 2013 as compared to 2012 was primarily due to (i) a decrease in the provision for slow or obsolete inventories, (ii) an improvement in production yield of certain of our products, (iii) different mix of products and customers, and (iv) a reduction in manufacturing and other related operational expenses such as shipping, engineering, depreciation and payroll expenses.

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

Operating Expenses. Our operating expenses were $57.5 million for 2014, $59.8 million for 2013 and $71.7 million for 2012. The decrease in operating expenses for 2014 as compared to 2013 was primarily attributable to (i) a decrease in research and development expenses in the amount of $1.5 million in 2014 as compared to 2013, and (ii) a decrease in general and administrative expenses in the amount of $1.3 million in 2014 as compared to 2013. These decreases were offset to some extent by an increase in sales and marketing expenses in the amount of $0.6 million in 2014 as compared to 2013.

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

Our operating loss was $0.4 million for 2014, as compared to an operating income of $0.1 million for 2013 and an operating loss of $10.6 million for 2012. The decrease in operating income in 2014 as compared to 2013 was mainly as a result of a decrease in total revenues during 2014 as compared to 2013, offset to some extent by a decrease in research and development, and general and administrative expenses, and an improvement in gross margins. The decrease in operating losses for 2013 as compared to 2012 was mainly due to an increase in gross margins and a decrease in operating expenses as noted above, offset to some extent by a decrease in revenues in 2013 as compared to 2012.

Research and Development Expenses. Our research and development expenses, net, were $33.5 million for 2014, $35.0 million for 2013 and $42.5 million for 2012. The decrease for 2014 in research and development expenses, net, as compared to 2013, was mainly due to (i) a decrease in projects-related expenses (mainly tapeouts) in the amount of $1.4 million, (ii) a decrease in depreciation expenses in the amount of $0.5 million, and (iii) funding received from the Israeli Office of the Chief Scientist (“OCS”) in the amount of $3.0 million for 2014, following the receipt of an approval from the OCS during the first quarter of 2014 for 2014 research and development programs and some residual funding that was approved for 2013 programs. During 2013, such funding recognized in research and development expenses amounted to $2.1 million. The above mentioned OCS funding was recognized as a deduction of our research and development expenses, net. The decrease in research and development expenses, net, for 2014, as compared to the comparable period of 2013, was offset to some extent by (i) an increase in equity-based compensation expenses for 2014 in the amount of $0.5 million, and (ii) an increase in labor and employees related expenses in the amount of $1.1 million for 2014 as compared to 2013, mainly as a result of the devaluation of the U.S. dollar against the NIS, which increased our Israeli employees labor expenses.

As a result of receipt of OCS funding, royalties may be payable to the OCS in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the OCS funding. The obligation to pay these royalties is contingent on actual sales of these products.

The decrease for 2013 in research and development expenses, net, as compared to 2012, was mainly due to (i) the execution of two restructuring plans during the second and third quarters of 2012, which reduced the number of our research and development employees and labor contractors, which reduced the related payroll expenses for 2013 by $3.3 million (offset to some extent by the devaluation of the U.S. dollar against the NIS for 2013, as compared to the same period of 2012, which increased our payroll expenses), (ii) a decrease in projects-related expenses (mainly IPs and CAD tools) in the amount of $1.3 million, (iii) a decrease in equity-based compensation expenses for 2013 in the amount of $0.6 million, (iv) a decrease in other expenses (mainly depreciation, facilities and IT expenses allocated to our research and development expenses, net) in the amount of $1.4 million, and (v) an increase in funding received from the OCS in 2013 in comparison to 2012 in the amount of $1.7 million, following the receipt of an approval from the OCS during the third and fourth quarters of 2013. The above mentioned OCS funding was recognized as a deduction of our research and development expenses, net. The decrease in research and development expenses, net, for 2013, as compared to the comparable period of 2012, was offset to some extent by an increase in tapeout expenses in the amount of $1.3 million.

Our research and development expenses, net, as a percentage of our total revenues were 23% for 2014 and 2013 and 26% for 2012, respectively. The decreases in research and development expenses, net, as a percentage of total revenues for 2013 as compared to 2012 were mainly due to a decrease in research and development expenses, net, for the comparable periods, which was offset to some extent by a decrease in absolute dollars of our total revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $11.9 million for 2014, $11.3 million for 2013 and $14.2 million for 2012. The increase in sales and marketing expenses between 2014 and 2013 was mainly attributed to an increase in labor and employee-related expenses, mainly due to an increase in, sales commissions and the devaluation of the U.S. dollar against the NIS, which increased our Israeli employees labor expenses.

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

Our sales and marketing expenses as a percentage of our total revenues were 8%, 7% and 9% for 2014, 2013 and 2012, respectively. The increase in sales and marketing expenses as a percentage of total revenues for 2014 as compared to 2013 was mainly due to a decrease in absolute dollars of the total revenues and an increase in sales and marketing expenses for 2014 as compared to 2013. The decrease in sales and marketing expenses as a percentage of total revenues for 2013 as compared to 2012 was mainly due to a decrease in absolute dollars of sales and marketing expenses, offset to some extent by the decrease in total revenues for 2013 as compared to 2012.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $10.5 million, $11.8 million and $10.6 million for 2014, 2013 and 2012, respectively. The decrease in general and administrative expenses for 2014 as compared to 2013 was mainly attributed to proxy contest related expenses (mainly legal and stockholders related expenses) we incurred during the second quarter of 2013 in the amount of $1.4 million as compared to no such expenses in 2014.

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

General and administrative expenses as a percentage of our total revenues were 7%, 8% and 7% for 2014, 2013 and 2012, respectively. The decrease in general and administrative expenses in 2014 as a percentage of total revenues as compared to 2013 was due to a decrease in absolute dollars of general and administrative expenses, offset to some extent by a decrease in total revenues for 2014 as compared to 2013. The increase in general and administrative expenses in 2013 as a percentage of total revenues as compared to 2012 was due to (i) an increase in absolute dollars of general and administrative expenses, and (ii) a decrease in total revenues for 2013 as compared to 2012.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, only revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 79%, 85% and 88% of our total revenues for 2014, 2013 and 2012, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications. No revenues derived from products in the Office segment exceeded 10% of our total consolidated revenues for the years 2014, 2013 and 2012.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Insignificant revenues were derived from this segment for 2014, 2013 and 2012.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31
	Revenues			Income (loss) from operations
	2014	2013	2012	2014	2013	2012
Home	$128,690	$142,144	$155,211	$23,438	$25,367	$15,040
Office	$14,276	$8,849	$7,579	$(2,805)	$(4,656)	$(5,156)
Mobile	$70	$70	$-	$(11,983)	$(11,040)	$(8,585)
Total	$143,036	$151,063	$162,790	$8,650	$9,671	$1,299

Sales to our customers in the home segment decreased for 2014 as compared to 2013, representing a decrease of 9% in absolute dollars and decreased for 2013 as compared to 2012, representing a decrease of 8% in absolute dollars. The decrease in our home segment sales for the comparable periods was mainly attributable to the decline in market demands, and the decrease in the average selling prices, of cordless phones over the comparative periods, offset to some extent by an increase in sales of home gateways and home automation products.

Sales to our customers in the office segment increased for 2014 as compared to 2013, representing an increase of 61% in absolute dollars. Sales to our customers in the office segment increased for 2013 as compared to 2012, representing an increase of 17% in absolute dollars. The increase in our office segment sales for both comparable periods was mainly due to an increase in our market share of VoIP products and a general increase in market demand for VoIP products.

The reconciliation of segment operating results information to our consolidated financial information is as follows:

	Year ended December 31,
	2014	2013	2012
Income from operations	$8,650	$9,671	$1,299
Unallocated corporate, general and administrative expenses *	(2,161)	(2,368)	(2,600)
Restructuring expenses	-	-	(2,008)
Proxy contest related expenses	-	(1,403)	-
Equity-based compensation expenses	(5,359)	(4,159)	(4,983)
Intangible assets amortization expenses	(1,573)	(1,672)	(2,310)
Financial income, net	1,204	2,457	2,388
Total consolidated income (loss) before taxes	$761	$2,526	$(8,214)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Amortization of Intangible Assets. During 2014, 2013 and 2012, we recorded an expense of $1.6 million, $1.7 million and $2.3 million, respectively, relating to the amortization of intangible assets associated with the acquisition of the CIPT Business from NXP B.V. in 2007 and the acquisition of BoneTone in 2011. The sequential decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the acquisition of the CIPT Business, offset to some extent by an increase in 2013 in the amortization of intangible assets associated with the acquisition of BoneTone, as compared to the same period in 2012.

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

Financial income, net. Financial income, net, was $1.2 million for 2014, $2.5 million for 2013 and $2.4 million for 2012. The decrease in financial income, net, for 2014 as compared to 2013 was mainly due to (i) fewer gains realized from sales of certain of our marketable securities in the amount of $0.9 million, and (ii) a lower yield on marketable securities. The increase in financial income, net, for 2013 as compared to 2012 was mainly due to a profit in the amount of $1.0 million resulting from the sale of certain marketable securities during 2013, as compared to a $0.7 million profit recorded during 2012. The increase in financial income, net, was offset to some extent by a decrease in interest income received in 2013 compared to 2012 in the amount of $0.2 million.

Our total cash, cash equivalents, marketable securities and short term deposits, including restricted deposits, were $124.9 million as of December 31, 2014, as compared to $127.7 million as of December 31, 2013.

Provision for Income Taxes. Our income tax benefit was $2.8 million for 2014, as compared to a tax benefit of $0.2 million for 2013 and a tax benefit of $0.2 million for 2012. The income tax benefit for 2014 was mainly attributed to (i) income from elimination of valuation allowance of deferred tax assets and tax advances in the amount of $2.1 million due to our current estimation of future taxable income, (ii) income from reversal of income tax contingency reserves that were determined to be no longer needed due to finalization of tax assessment of one of our subsidiaries in the amount of $0.9 million, and (iii) income from amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.3 million. The above mentioned tax benefits were offset to some extent by current tax expenses that were recorded in the amount of $0.4 million. The income tax benefit for 2013 was mainly attributed to (i) an amortization of deferred tax liability, net related to the intangible assets acquired in connection with BoneTone acquisition in the amount of $0.4 million, and (ii) a reversal of an income tax contingency reserve that was determined to be no longer needed due to the expiration of the applicable statute of limitations in the amount of $0.3 million. The above mentioned tax benefits were offset to some extent by current tax expenses that were recorded in the amount of $0.5 million. The income tax benefit for 2012 was mainly attributed to a reversal of an income tax contingency reserve in the amount of $0.5 million that was determined to be no longer required due to the expiration of the applicable statute of limitations during the third quarter of 2012.

DSP Group Ltd., our Israeli subsidiary, was granted “Approved Enterprise” status by the Israeli government with respect to six separate investment plans. Approved Enterprise status allows our Israeli subsidiary to enjoy a tax holiday for a period of two or four years, and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional six or eight years, on each investment plan’s proportionate share of taxable income. The tax benefits under the above investment plans have expired

On April 1, 2005, an amendment to the Israeli Investment Law came into effect (the “Amendment”). The Amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the Amendment qualifies for benefits as a Beneficiary Enterprise (previous terminology being Approved Enterprise). Among other things, the Amendment provides tax benefits to both local and foreign investors and simplified the approval process. The Amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime applies to new investment programs only.

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

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to amend the uniform tax rates that were set in the 2011 Amendment, and to increase the tax levy for years 2013 and 2014 (the “New Law”). The New Law increased the Israeli corporate tax rate from 25% to 26.5%, set the corporate tax rate for “Preferred Enterprises” to 16% for 2014 and thereafter under the New Law and increased the tax rate on dividends from sources under the Israeli Investment Law to 20% commencing on January 1, 2014.

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

To be eligible for tax benefits under the investment programs, we must meet certain conditions, relating principally to adherence to the investment program filed with the investment Center of the Israeli Ministry of Industry and Trade and to periodic reporting obligations. We believe that our investment programs are currently in compliance with these requirements. However, if we fail to meet these requirements, we would be subject to corporate tax in Israel at the regular statutory rate (26.5% for 2014). We also could be required to refund tax benefits, with interest and adjustments for inflation based on the Israeli consumer price index.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $10.4, $13.3 and $10.2 million of cash and cash equivalents from our operating activities during 2014, 2013 and 2012, respectively. The decrease in net cash generated by operating activities for 2014, as compared to 2013, was mainly as a result of (i) an increase in inventories in the amount of $3.3 million during 2014, as compared to a decrease in inventories in the amount of $0.6 million during 2013, and (ii) an increase in accrued compensation and benefits for 2014 in the amount of $1.3 million, as compared to an increase in accrued compensation and benefits in the amount of $4.0 million for 2013.

The decrease in cash generated from operating activities when comparing the respective periods was offset to some extent by (a) an increase in accounts payable during 2014 in the amount of $1.1 million, as compared to an increase in accounts payable during 2013 in the amount of $0.1 million, and (b) a decrease in accounts receivable during 2014 in the amount of $0.7 million, as compared to an increase in accounts receivable during 2013 in the amount of $0.8 million.

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

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2014, we purchased $73.1 million of investments in marketable securities and deposits, as compared to $70.7 million during 2013 and $78.2 million during 2012. During the same periods, $23.3 million, $18.3 million and $25.9 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $46.5 million, $43.0 million and $39.1 million, respectively, of investments in marketable securities were sold. Additionally, during 2014, 2013 and 2012, $2.6 million, $2.8 million and $15.7 million, respectively, of short term deposits matured.

As of December 31, 2014, the amortized cost of our marketable securities and deposits was approximately $104.1 million and their stated market value was approximately $103.8 million, representing an unrealized loss of approximately $0.3 million.

During November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also had the option to acquire the remaining equity of this private company under agreed terms until December 31, 2014. The terms and conditions of the above buyout agreement were modified in November 2014 (including an extension of the option to acquire the remaining equity until December 31, 2015).

Our capital equipment purchases for 2014, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.3 million, as compared to $1.1 million for 2013, and $1.1 million for 2012.

Financing Activities. During 2014, we repurchased 1.4 million shares of our common stock at an average purchase price of $8.83 per share for an aggregate amount of $12.48 million. In addition, during 2014, we received $1.8 million upon the exercise of employee stock options.

During 2013, we repurchased 0.4 million shares of our common stock at an average purchase price of $8.95 per share for an aggregate amount of $3.49 million. In addition, during 2013, we received $2.0 million upon the exercise of employee stock options.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. The 10b5-1 plan we entered into in 2013, which expired in February 2015, was extended by our board to end of November 2015.

At December 31, 2014, approximately 1.2 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of December 31, 2014, we had cash and cash equivalents totaling approximately $20.5 million and marketable securities and time deposits of approximately $103.8 million, of which $108.8 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2014 was approximately $39.6 million, as compared to $42.3 million as of December 31, 2013. The decrease in working capital was mainly due to (i) a replacement of short term marketable securities and cash and cash equivalents with long term marketable securities, and (ii) the repurchase of 1.4 million shares of our common stock for an aggregate amount of $12.48 million. Those factors were offset to some extent by the cash and cash equivalents generated during 2014 from our operating activities and cash received upon the exercise of employees stock options.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2014 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$8,608	$2,977	$4,271	$1,360	-
Net Pension Liability (2)	1,428	41	25	18	1.344

Development tools lease (3)	3,025	1,100	1,925	-
Total Contractual Obligations	$13,061	$4,118	$6,221	$1,378	$1,344

(1)

Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 14 to notes to our consolidated financial statements for the year ended December 31, 2014.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools under non-cancelable lease agreements.

At December 31, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1.0 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2014, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815," Derivatives and Hedging," and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statement for the year ended December 31, 2014. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2015	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). DSP Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, DSP Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DSP Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of DSP Group, Inc. and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2015	A Member of Ernst & Young Global

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,544	$23,578
Restricted deposits	623	77
Marketable securities and short-term deposits (Note 3)	11,508	13,895
Trade receivables, net	20,298	21,195
Other accounts receivable and prepaid expenses (Note 4)	1,902	2,641
Inventories (Note 5)	15,635	12,334
Deferred income taxes (Note 15)	775	92

Total current assets	71,285	73,812

PROPERTY AND EQUIPMENT, NET (Note 6)	2,843	2,837

LONG-TERM ASSETS:
Long-term marketable securities (Note 3)	92,269	90,162
Long-term prepaid expenses and lease deposits	1,162	100
Deferred income taxes (Note 15)	149	-
Severance pay fund	10,860	11,168
Investment in other company (Note 9)	2,200	2,200
Intangible assets, net (Note 7)	5,135	6,710
Goodwill	5,276	5,276

	117,051	115,616

Total assets	$191,179	$192,265

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$15,282	$14,149
Accrued compensation and benefits	9,408	9,845
Income tax accruals and payables	1,151	1,985
Accrued expenses and other accounts payable (Note 10)	5,852	5,532

Total current liabilities	31,693	31,511

LONG-TERM LIABILITIES:
Deferred income taxes (Note 15)	845	1,183
Accrued severance pay	10,929	11,179
Accrued pensions (Note 11)	1,089	981

Total long-term liabilities	12,863	13,343

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Note 13):
Capital stock:
Common stock, $0.001 par value - Authorized: 50,000,000 shares at December 31, 2014 and 2013; Issued and outstanding: 21,843,950 and 22,349,780 shares at December 31, 2014 and 2013, respectively	22	22
Additional paid-in capital	355,906	350,494
Treasury stock at cost	(122,387)	(118,749)
Accumulated other comprehensive loss	(1,566)	(821)
Accumulated deficit	(85,352)	(83,535)

Total stockholders' equity	146,623	147,411

Total liabilities and stockholders' equity	$191,179	$192,265

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2014	2013	2012

Revenues	$143,036	$151,063	$162,790
Costs of revenues (1)	85,992	91,237	101,660

Gross profit	57,044	59,826	61,130

Operating expenses:
Research and development, net (2)	33,468	35,000	42,539
Sales and marketing (3)	11,905	11,273	14,237
General and administrative (4)	10,541	11,812	10,638
Amortization of intangible assets	1,573	1,672	2,310
Restructuring expenses	-	-	2,008

Total operating expenses	57,487	59,757	71,732

Operating income (loss)	(443)	69	(10,602)
Financial income, net (Note 12)	1,204	2,457	2,388

Income (loss) before income tax benefit	761	2,526	(8,214)
Income tax benefit	2,841	150	172

Net income (loss)	$3,602	$2,676	$(8,042)

Net income (loss) per share:
Basic	$0.16	$0.12	$(0.37)
Diluted	$0.16	$0.12	$(0.37)

Weighted average number of shares used in per share computations of:
Basic net income (loss) per share	21,968	22,249	21,950
Diluted net income (loss) per share	22,954	22,906	21,950

(1)	Includes equity-based compensation expense in the amount of $300, $253 and $330 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,381, $1,873 and $2,425 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Includes equity-based compensation expense in the amount of $621, $478 and $778 for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Includes equity-based compensation expense in the amount of $2,057, $1,555 and $1,450 for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year Ended December 31,
	2014	2013	2012

Net income (loss):	$3,602	$2,676	$(8,042)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	157	(304)	2,621
Reclassification adjustments for gains included in net income (loss)	(61)	(1,009)	(670)
Net change	96	(1,313)	1,951
Cash flow hedges:
Changes in unrealized gains/losses	(1,180)	372	635
Reclassification adjustments for (gains) losses included in net income (loss)	562	(856)	325
Net change	(618)	(484)	960
Change in unrealized components of defined benefit plans:
Losses arising during the period	(209)	(11)	(161)
Amortization of actuarial loss and prior service benefit	11	11	2
Net change	(198)	-	(159)
Foreign currency translation adjustments, net	(25)	(12)	(8)
Other comprehensive income (loss)	(745)	(1,809)	2,744
Comprehensive income (loss)	$2,857	$867	$(5,298)

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2011	22,502	23	341,352	(122,236)	(1,756)	(68,759)	148,624

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	446	*) -	-	4,485	-	(2,507)	1,978
Issuance of treasury stock upon exercise of stock options and stock appreciation rights by employees and directors	9	*) -	-	86	-	(86)	-
Purchase of treasury stock	(1,283)	(1)	-	(8,059)	-	-	(8,060)
Equity-based compensation expenses	-	-	4,983	-	-	-	4,983
Net loss	-	-	-	-	-	(8,042)	(8,042)
Change in Accumulated other comprehensive income	-	-	-	-	2,744	-	2,744

Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$988	$(79,394)	$142,227

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

 DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Cont.
Balance at December 31, 2012	21,674	$22	$346,335	$(125,724)	$988	$(79,394)	$142,227

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	374	*) -	-	3,668	-	(2,004)	1,664
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	692	1	-	6,796	-	(4,813)	1,984
Purchase of treasury stock	(390)	(1)	-	(3,489)	-	-	(3,490)
Equity-based compensation expenses	-	-	4,159	-	-	-	4,159
Net income	-	-	-	-	-	2,676	2,676
Change in Accumulated other comprehensive income	-	-	-	-	(1,809)	-	(1,809)

Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(821)	$(83,535)	$147,411

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	310	*) -	-	3,031	-	(1,309)	1,722
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	598	1	53	5,814	-	(4,110)	1,758
Purchase of treasury stock	(1,414)	(1)	-	(12,483)	-	-	(12,484)
Equity-based compensation expenses	-	-	5,359	-	-	-	5,359
Net income	-	-	-	-	-	3,602	3,602
Change in Accumulated other comprehensive income	-	-	-	-	(745)	-	(745)

Balance at December 31, 2014	21,844	$22	$355,906	$(122,387)	$(1,566)	$(85,352)	$146,623

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:

Net income (loss)	$3,602	$2,676	$(8,042)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,290	1,994	3,168
Equity-based compensation expenses related to employees' stock options, SARs and RSUs	5,359	4,159	4,983
Capital gain from sale and disposal of property and equipment	-	-	(57)
Realized gain from sale of marketable securities	(61)	(1,009)	(670)
Amortization of intangible assets	1,573	1,672	2,310
Accrued interest and amortization of premium on marketable securities and short-term deposits	1,214	747	1,295
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(1,170)	(377)	(12)
Trade receivables, net	704	(767)	5,281
Other accounts receivable and prepaid expenses	719	536	2,175
Inventories	(3,333)	587	3,535
Long-term prepaid expenses and lease deposits	(1,052)	153	264
Trade payables	1,142	121	(3,965)
Accrued compensation and benefits	1,323	3,952	1,277
Income tax accruals and payables	(730)	54	(705)
Accrued expenses and other accounts payable	(289)	(989)	(567)
Accrued severance pay, net	58	(228)	(65)
Accrued pensions	30	(31)	-

Net cash provided by operating activities	10,379	13,250	10,205

Cash flows from investing activities:

Purchase of marketable securities	(70,517)	(67,850)	(75,483)
Purchase of short-term deposits	(2,561)	(2,849)	(2,670)
Proceeds from maturity of marketable securities	23,250	18,325	25,911
Proceeds from sales of marketable securities	46,491	42,949	39,063
Proceeds from redemption of short-term deposits	2,561	2,849	15,643
Proceeds from sales of property and equipment	-	-	81
Purchases of property and equipment	(1,315)	(1,118)	(1,094)
Investment in other company	-	(2,200)	-
Increase in restricted deposits	(556)	-	-

Net cash provided by (used in) investing activities	(2,647)	(9,894)	1,451

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2014	2013	2012
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options and SARs	1,758	1,984	-
Purchase of treasury stock	(12,484)	(3,490)	(8,060)

Net cash used in financing activities	(10,726)	(1,506)	(8,060)

Increase (decrease) in cash and cash equivalents	(2,994)	1,850	3,596
Cash and cash equivalents at the beginning of the year	23,578	21,684	18,109
Cash (erosion) due to exchange rate differences	(40)	44	(21)

Cash and cash equivalents at the end of the year	$20,544	$23,578	$21,684

Supplemental disclosures of cash flows activities:

Cash paid during the year for:

Taxes on income	$131	$149	$149

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

DSP Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company"), are a fabless semiconductor company offering advanced chipset solutions for a variety of applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, audio, video and data.

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

Sales to Hong Kong-based VTech Holdings Ltd. ("VTech") represented 35%, 36% and 35% of the Company's total revenues for 2014, 2013 and 2012, respectively. Revenues derived from sales through one distributor, Tomen Electronics Corporation ("Tomen Electronics"), accounted for 20%, 19% and 21% of the Company's total revenues for 2014, 2013 and 2012, respectively. Tomen Electronics sells the Company's products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. ("Panasonic"), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15%, 14% and 15% of the Company's total revenues for 2014, 2013 and 2012, respectively. Additionally, sales to Uniden America Corporation ("Uniden") represented 2%, 4% and 11% of the Company's total revenues for 2014, 2013 and 2012, respectively. The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products.

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

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

Most of the Company’s revenues are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the Company’s costs are incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the dollar.

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

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $218 and $193 as of December 31, 2014 and 2013, respectively.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company. Intercompany transactions and balances have been eliminated in consolidation.

d.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments, which are readily convertible to cash with original  maturity of three months or less from the date of acquisition.

U.S. dollars in thousands, except share and per share data

e.	Restricted deposits:

Restricted deposits include deposits which are used as security for derivative instruments and for one of the Company's lease agreements.

f.	Short-term deposits:

Bank deposits with original maturities of more than three months and less than one year are presented at cost, including accrued interest.

g.	Marketable securities:

The Company accounts for investments in debt securities in accordance with FASB ASC No. 320-10, "Investments in Debt and Equity Securities." Management determines the appropriate classification of the Company's investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

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

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company's intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2014, 2013 and 2012, the Company did not record an-other-than-temporary impairment loss (see Note 3).

h.	Fair value of financial instruments:

Cash and cash equivalents, restricted deposits, short-term deposits, trade receivables, trade payables and accrued liabilities approximate fair value due to short term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 for more information.

U.S. dollars in thousands, except share and per share data

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $15,635 and $12,334 as of December 31, 2014 and 2013, respectively, is stated net of inventory reserves of $505 and $591 in each year, respectively. If actual demand for the Company's products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

j.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and equipment	20 - 33
Office furniture and equipment	6 - 15

Leasehold improvements	The shorter of term of the lease or the useful life of the asset

U.S. dollars in thousands, except share and per share data

Property and equipment of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the years ended December 31, 2014, 2013 and 2012, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, "The Internal Use Software." FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2014, 2013 and 2012, the Company capitalized $128, $34 and $22, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

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

ASC 350 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In such a case, the second phase is then performed, and the Company measures impairment by comparing the carrying amount of the reporting unit’s goodwill to the implied fair value of that goodwill. An impairment loss is recognized in an amount equal to the excess. ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

The Company performs an annual impairment test on December 31 of each fiscal year, or more frequently if impairment indicators are present.

The Company's reporting units are consistent with the reportable segments identified in Note 18.

Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash-flows, future short-term and long-term growth rates, weighted average cost of capital and market multiples for the reporting unit.

U.S. dollars in thousands, except share and per share data

For the fiscal year ended December 31, 2014, 2013 and 2012, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

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

If such asset is considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount of the assets and the fair value of the impaired asset.

During 2014, 2013 and 2012, no impairment losses were identified.

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

Severance expenses for the years ended December 31, 2014, 2013 and 2012, were $1,568, $1,494 and $1,660, respectively.

m.	Revenue recognition:

The Company generates its revenues from sales of products. The Company sells its products through a direct sales force and through a network of distributors.

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

Collectability is reasonably assured - The Company determines whether collectability is reasonably assured on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a long-term business relationship and a history of successful collection. A significant number of the Company's customers are also large original equipment manufacturers with substantial financial resources. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer's financial position, the number of years the customer has been in business, the history of collection with the customer and the customer's ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectability is not reasonably assured under a particular arrangement based upon its credit review process, the customer's payment history or information that comes to light about a customer's financial position, it recognizes revenue under that arrangement as customer payments are actually received.

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

n.	Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2014, 2013 and 2012.

o.	Research and development costs, net:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

p.	Government grants:

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

The Company recorded royalty bearing grants in the amount of $3,002 and $2,116 for the year ended December 31, 2014 and 2013, respectively. In 2012, the Company recorded non-royalty-bearing grants from the OCS in the amount of $386.

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

U.S. dollars in thousands, except share and per share data

q.	Equity-based compensation:

At December 31, 2014, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 13.

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

U.S. dollars in thousands, except share and per share data

r.	Basic and diluted income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share further include the dilutive effect of stock options, stock appreciation rights (SARs) and restricted stock units (“RSUs”) outstanding during the year, all in accordance with FASB ASC No. 260, "Earnings Per Share."

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect was 1,811,687, 2,730,867 and 7,584,336 for the years ended December 31, 2014, 2013 and 2012, respectively.

s.	Income taxes:

The Company accounts for income taxes in accordance with FASB ASC No. 740, "Income Taxes." This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining whether the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates its income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

The Company includes interest related to tax issues as part of income tax expense in its consolidated financial statements. The Company records any applicable penalties related to tax issues within the income tax provision.

t.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted deposits, short-term deposits, trade receivables and marketable securities.

U.S. dollars in thousands, except share and per share data

The majority of cash and cash equivalents and short-term deposits of the Company are invested in dollar deposits with major U.S., European and Israeli banks. Deposits in U.S. banks may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents and these  deposits may be withdrawn  upon  demand and therefore bear low risk.

The Company's marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise ("GSE") securities. As of December 31, 2014, the amortized cost of the Company's marketable securities was $101,474, and their stated market value was $101,178, representing an unrealized loss of $296.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management's estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2014 and 2013, no allowance for doubtful accounts was provided.

The Company has no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

u.	Derivative instruments:

The Company accounts for derivatives and hedging based on FASB ASC No. 815,"Derivatives and Hedging". ASC No. 815 requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

U.S. dollars in thousands, except share and per share data

The fair value of the outstanding derivative instruments at December 31, 2014 and 2013 is summarized below:

		Fair value of derivative instruments
Derivative assets		As of December 31,
(liabilities)	Balance sheet location	2014	2013

Foreign exchange forward contracts and put and call options	Accrued expenses and other accounts payable	$(618)	$-

	Total	$(618)	$-

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2014	2013	2012

Foreign exchange forward contracts and put and call options	$(1,180)	$372	$635

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2014	2013	2012

Foreign exchange forward contracts and put and call options	Operating expenses	$(562)	$856	$(325)

As of December 31, 2014 and 2013, the Company had outstanding option contracts in the amount of $16,575 and $0, respectively.

v.	Comprehensive income:

The Company accounts for comprehensive income in accordance with FASB ASC No. 220, "Comprehensive Income.". Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive income relate to gains and losses on hedging derivative instruments, unrealized gains and losses on available-for-sale securities, unrealized gains and losses from pension and unrealized gain and losses from foreign currency translation adjustments.

U.S. dollars in thousands, except share and per share data

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2014:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(391)	$-	$(237)	$(193)	$(821)
Other comprehensive income (loss) before reclassifications	157	(1,180)	(209)	(25)	(1,257)
Amounts reclassified from accumulated other comprehensive income (loss)	(61)	562	11	-	512
Net current period other comprehensive income (loss)	96	(618)	(198)	(25)	(745)

Ending balance	$(295)	$(618)	$(435)	$(218)	$(1,566)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Gains on available-for-sale marketable securities	$(61)	Financial income, net
	-	Provision for income taxes
	(61)	Total, net of income taxes

Gains on cash flow hedges
	441	Research and development
	43	Sales and marketing
	78	General and administrative
	562	Total, before income taxes
	-	Provision for income taxes
	562	Total, net of income taxes

Income on components of defined benefit plans	6	Research and development
	5	Sales and marketing
	11	Total, before income taxes
	-	Provision for income taxes
	11	Total, net of income taxes

Total reclassifications for the period	512	Total, net of income taxes

U.S. dollars in thousands, except share and per share data

w.	Treasury stock at cost

The Company repurchases its common stock from time to time on the open market or in other transactions and holds such shares as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of stockholders' equity.

From time to time, the Company reissues treasury stock under its employee stock purchase plan and equity incentive plans, upon purchases or exercises of equity awards under the plans. When treasury stock is reissued, the Company accounts for the re-issuance in accordance with ASC No. 505-30, "Treasury Stock" and charges the excess of the purchase cost over the re-issuance price (loss) to retained earnings. The purchase cost is calculated based on the specific identification method. In case the purchase cost is lower than the re-issuance price, the Company credits the difference to additional paid-in capital.

x.	Investment in other company:

Investment in other company is stated at cost. The Company followed ASC 323, "Investments - Equity and Joint Ventures", to determine whether it should apply the equity method of accounting to investment in other than common stock with regard to a certain investment in preferred shares, and determined that the preferred shares are not in substance common stock.

The Company's investment in other company is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable, in accordance with ASC 325-20. As of December 31, 2014, no impairment loss was indicated (see also Note 9).

y.	The impact of recently issued accounting standards (not effective for the Company as of December 31, 2014) is as follows:

In May 2014, the FASB issued an accounting standard update on revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

U.S. dollars in thousands, except share and per share data

NOTE 3:	MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2014 and 2013 (see also Note 8):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2014	2013	2014	2013	2014	2013

Short term deposit	$2,599	$2,911	$-	$-	$2,599	$2,911
U.S. GSE securities	21,085	3,093	(34)	(11)	21,051	3,082
Corporate obligations	80,389	98,444	(262)	(380)	80,127	98,064

	$104,072	$104,448	$(296)	$(391)	$103,777	$104,057

The amortized cost of marketable debt securities at December 31, 2014, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$8,910	$4	$(5)	$8,909
Due after one year to five years	92,564	110	(405)	92,269

	$101,474	$114	$(410)	$101,178

The amortized cost of marketable debt securities at December 31, 2013, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$10,961	$23	$-	$10,984
Due after one year to six years	90,576	162	(576)	90,162

	$101,537	$185	$(576)	$101,146

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2014 amounted to $68,945, while the unrealized losses for these marketable securities amounted to $410. Of the $410 unrealized losses outstanding as of December 31, 2014, a portion of which in the amount of $113 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $297 was related to marketable securities that were in a loss position for less than 12 months.

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

U.S. dollars in thousands, except share and per share data

Management believes that as of December 31, 2014, the unrealized losses in the Company's investments in all types of marketable securities were temporary and no impairment loss was realized in the Company's consolidated statements of operations.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Proceeds from maturity of available-for-sale marketable securities during 2014, 2013 and 2012 were $23,250, $18,325 and $25,911, respectively. Proceeds from sales of available-for-sale marketable securities during 2014, 2013 and 2012 were $46,491, $42,949 and $39,063, respectively. Realized gains from the sale of available-for sale marketable securities for 2014, 2013 and 2012 were $73, $1,013 and $708, respectively. Realized losses from the sale of available-for sale marketable securities for 2014, 2013 and 2012 were $12, $4 and $38, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2014	2013
Prepaid expenses	$1,010	$1,706
Tax and governmental receivables	649	652

Deposits	208	201
Others	35	82

	$1,902	$2,641

NOTE 5:-	INVENTORIES

Inventories are composed of the following:

	December 31,
	2014	2013

Work-in-progress	$6,795	$5,412
Finished products	8,840	6,922

	$15,635	$12,334

 U.S. dollars in thousands, except share and per share data

For the years ended December 31, 2014 and 2013, the Company recorded $6 and $261, respectively, of income due to the utilization of inventory that was previously written off. Inventory write-downs amounted to $29 for the year ended December 31, 2012.

NOTE 6:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2014	2013
Cost:
Computers and equipment	$17,793	$40,624
Office furniture and equipment	1,446	1,590
Leasehold improvements	4,559	4,651

	23,798	46,865
Less - accumulated depreciation	20,955	44,028

Depreciated cost	$2,843	$2,837

During 2014, the Company disposed fully depreciated equipment, which ceased to be used, in the amount of $24,247. No capital loss was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $1,290, $1,994 and $3,168 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7:-	INTANGIBLE ASSETS, NET

The following table shows the Company's intangible assets for the periods presented:

	Useful life	December 31,
	(years)	2014	2013

Cost:
Current technology	4.2 - 5.3	$77,080	$77,080
Customer relations	7.3	23,477	23,477
Technology (completion of the development of in-process R&D)	6	7,702	7,702
Non-competition agreement	3	519	519

		108,778	108,778
Accumulated amortization:
Current technology		48,263	48,263
Customer relations		13,407	13,274
Technology (completion of the development of in-process R&D)		2,567	1,284
Non-competition agreement		519	360

		64,756	63,181
Impairment: (Note 7b)
Current technology		28,817	28,817
Customer relations		10,070	10,070

		38,887	38,887

Amortized cost		$5,135	$6,710

U.S. dollars in thousands, except share and per share data

a.	Amortization expenses amounted to $1,573, $1,672 and $2,310 for the years ended December 31, 2014, 2013 and 2012, respectively.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,

2015	$1,284
2016	1,284
2017	1,284
2018	1,283

$5,135

NOTE 8:-     FAIR VALUE MEASUREMENTS

In accordance with ASC 820, the Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 value hierarchies. This is because cash equivalents, and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Foreign currency derivative contracts are classified within Level 2 value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 (see also Note 3):

	Balance as of	Fair value measurements
Description	December 31, 2014	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$2,746	$2,746	-	-

Short-term marketable securities and time deposits
U.S. GSE securities	$1,499	-	$1,499	-
Corporate debt securities	$7,410	-	$7,410	-

Long-term marketable securities
U.S. GSE securities	$19,552	-	$19,552	-
Corporate debt securities	$72,717	-	$72,717	-

Derivative liabilities	$(618)	-	$(618)	-

U.S. dollars in thousands, except share and per share data

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Balance as of	Fair value measurements
Description	December 31, 2013	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$3,762	$3,762

Short-term marketable securities and time deposits
U.S. GSE securities	$251		$251	-
Corporate debt securities	$10,733		$10,733	-

Long-term marketable securities
U.S. GSE securities	$2,831		$2,831	-
Corporate debt securities	$87,331		$87,331	-

In addition to the assets and liabilities described above, the Company's financial instruments also include cash and cash equivalents, restricted deposits, short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2014 and 2013 due to the short-term maturity of these instruments.

NOTE 9:-	INVESTMENT IN OTHER COMPANY

On October 24, 2013, the Company made an investment of $2,200 in a private company in Asia which enables it to expand its reach and presence as well as leverage a base of local professional experts. The investment was in return for approximately 14% of the equity of the company, on a fully diluted basis. The Company also signed a buyout agreement pursuant to which the Company had the option to purchase from all holders of the Asian private company, under agreed terms, all of the remaining outstanding securities by no later than December 31, 2014. The terms and conditions of the above buyout agreement were modified on November 2014 (including an extension of the option to purchase the remaining outstanding securities until December 31, 2015). The investment is accounted under the cost-method in accordance with ASC 325-20.

U.S. dollars in thousands, except share and per share data

NOTE 10:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2014	2013

Accrued expenses	$3,279	$3,324
Derivative instruments	618	-
Legal, accounting and investors relation accrual	543	779
Royalties and commission	538	640
Others	874	789

	$5,852	$5,532

NOTE 11:-	ACCRUED PENSION LIABILITIES

As of December 31, 2014 and 2013, the defined benefits plans that the Company assumed in connection with the CIPT Acquisition that are accounted for in the Company's consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

U.S. dollars in thousands, except share and per share data

The following tables provide a reconciliation of the changes in the pension plans' benefit obligation and fair value of assets for the years ended December 31, 2014 and 2013, and the statement of funded status as of December 31, 2014 and 2013:

	December 31,
	2014	2013

Accumulated benefit obligation	$1,194	$1,227

Change in benefit obligation

Benefit obligation at beginning of year	$1,239	$1,334
Service cost	5	5
Interest cost	29	35
Benefits paid from the plan	(152)	(181)
Actuarial loss	218	1
Exchange rates and others	(134)	45

Benefit obligation at end of year	$1,205	$1,239

Change in plan assets

Fair value of plan assets at beginning of year	258	364
Actual return on plan assets	6	6
Employer contributions to plan	-	-
Benefits paid from the plan	(127)	(123)
Exchange rates	(21)	11

Fair value of plan assets at end of year	$116	$258

The assumptions used in the measurement of the Company's pension expense and benefit obligations as of December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Weighted-average assumptions
Discount rate	2.1%	3.5%	3.6%
Expected return on plan assets	2.86%	2.88%	2.88%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Components of net periodic benefit cost

Service cost	$5	$5	$61
Interest cost	29	35	47
Expected return on plan assets	(6)	(6)	(12)
Amortization of net loss	11	11	2

Net periodic benefit cost	$39	$45	$98

U.S. dollars in thousands, except share and per share data

	December 31,
	2014	2013

Net amounts recognized in the consolidated balance sheets as of December 31, 2014 and 2013 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	1,089	981

Net amounts recognized in the consolidated balance sheets	$1,089	$981

Net amounts recognized in accumulated other comprehensive income as of December 31, 2014 and 2013 consist of:
Net actuarial loss	$(435)	$(237)

Net amounts recognized in accumulated other comprehensive loss	$(435)	$(237)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015 is as follows:

2015

Net actuarial loss and other	$22

Benefit payments are expected to be paid as follows:

Year ending December 31,

2015	$104
2016	$60
2017	$22
2018	$9
2019	$9
2020-2024	$99

The plan asset allocations at December 31 of the relevant years are as follows:

	December 31,
	2014	2013

Bonds	-	-
Real estate	-	-
Cash	-	-
Shares	-	-
Other	100%	100%

	100%	100%

U.S. dollars in thousands, except share and per share data

The fair value of the Company's pension plan assets at December 31, 2014 by asset category, classified by the three levels of inputs described in Note 2, are as follows:

Fair value measurements at December 31, 2014 using:

	Total fair value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash	$-	$-	$-	$-
Equity securities	-	-	-	-
Real estate	-	-	-	-
Corporate bonds	-	-	-	-
Others	116	-	116	-

Total assets measured at fair value	$116	$-	$116	$-

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

Actuarial losses were recognized in other comprehensive income (loss) in the amount of $209, $11 and $160 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 12:-	FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2014	2013	2012

Foreign exchange gains	$27	$-	$120
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,391	1,656	1,859
Realized gains on marketable securities	73	1,013	708
Other	-	13	1

Financial income	1,491	2,682	2,688

Realized losses on marketable securities	12	4	38
Foreign exchange losses	113	86	88
Interest expenses	24	29	35
Other	138	106	139

Financial expense	287	225	300

Financial income, net	$1,204	$2,457	$2,388

U.S. dollars in thousands, except share and per share data

NOTE 13:-	STOCKHOLDERS' EQUITY

a.	Preferred stock:

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

At December 31, 2014, the Company had an accumulated deficit of $85,352. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.	Share repurchase program:

In November 2013, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of its common stock. This amount is in addition to the approximately 308,000 shares that were available for repurchase under the board’s prior authorizations.

In 2014, 2013 and 2012, the Company repurchased approximately 1,414,000, 390,000 and 1,283,000 shares, respectively, of common stock at an average purchase price of $8.83, $8.95 and $6.28 per share, respectively, for an aggregate purchase price of $12,484, $3,490 and $8,060, respectively. As of December 31, 2014, 1,203,601 shares of the Company’s common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

In 2014, 2013 and 2012, the Company issued 908,000, 1,066,000 and 455,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards under the Company's equity incentive plans or purchased shares from the Company's 1993 Employee Stock Purchase Plan ("ESPP").

U.S. dollars in thousands, except share and per share data

e.	Stock purchase plan and equity incentive plans:

The Company has various equity incentive plans under which employees, officers, non-employee directors of the Company and its subsidiaries and others, including consultants, may be granted rights to purchase the Company's common stock. The plans authorize the administrator, except for the grant of RSUs, to grant equity incentive awards at an exercise price of not less than 100% of the fair market value of the common stock on the date the award is granted. It is the Company's policy to grant stock options and SARs at an exercise price that equals the fair market value

Equity awards granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

During 2012 and 2011, the Company granted to employees and executive officers of the Company primarily share appreciation rights ("SARs"), capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company's common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company's common stock. The ceiling limits the maximum income for each SAR unit and the maximum number of shares to be issued. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

Starting in 2013, the Company granted to employees and executive officers of the Company primarily restricted stock units (“RSUs”) under the various equity incentive plans. An RSU award is an agreement to issue shares of our common stock at the time the award is vested. RSUs granted to employees and executive officers generally vest over a four year period from the grant date with 25% of the RSUs granted vesting on the first anniversary of the grant date and 6.25% vesting each quarter thereafter.

A summary of the various plans is as follows:

1993 Director Stock Option Plan

Upon the closing of the Company's initial public offering, the Company adopted the 1993 Director Stock Option Plan (the "Directors Plan"). Under the Directors Plan, which expired in January 2014, the Company was authorized to issue nonqualified stock options to the Company's outside non-employee directors to purchase up to 1,980,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provided that each person who became an outside, non-employee director of the Board of Directors was automatically granted an option to purchase 30,000 shares of common stock (the "First Option"). Thereafter, each outside director was automatically granted an option to purchase 15,000 shares of common stock (a "Subsequent Option") on January 1 of each year if, on such date, he had served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a "Committee Option") was granted on January 1 of each year to each outside director for each committee of the Board on which had served as a chairperson for at least six months.

U.S. dollars in thousands, except share and per share data

Options granted under the Directors Plan generally had a term of 10 years. One-third of the shares were exercisable after the first year and thereafter one-third at the end of each twelve-month period.

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2014, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 540,000 shares remained outstanding in the plan prior to its expiration.

1998 Non-Officer Employee Stock Option Plan

In 1998, the Company adopted the 1998 Non-Officer Employee Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2014, 118,535 shares of common stock remained available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan expired in 2011 and no further grants of awards may be made thereunder. As of December 31, 2014, 2,194,847 shares of common stock were granted under the plan, stock options to acquire 10,000 shares remained outstanding in the plan prior to its expiration.

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

2003 Israeli Share Incentive Plan

In 2003, the Company adopted the 2003 Israeli Share Incentive Plan (the "2003 Plan"), which complied with the Israeli tax reforms. The 2003 Plan terminated in 2012 upon approval of the Company's 2012 Equity Incentive Plan (the "2012 Plan"). As of December 31, 2014, 10,700,543 shares of common stock had been granted under the plan and stock option and SARs to acquire 1,412,613 shares of common stock remained outstanding under the plan. As the 2003 Plan expired in May 2012, no further awards may be granted thereunder.

U.S. dollars in thousands, except share and per share data

Equity awards under the 2003 Plan were generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. Equity awards under the 2003 Plan expired up to seven years after the date of grant.

2012 Equity Incentive Plan

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price of the equity awards under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors. The 2012 Plan currently provides for the purchase of up to 1,450,000 shares of common stock. As of December 31, 2014, 475,435 shares of common stock remained available for grant under the 2012 Plan.

Stock options, SARs and RSUs awarded under the 2012 Plan to employees and executive officers are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company's Board of Directors or a committee appointed by the Company's Board of Directors Equity awards under the 2012 Plan expire up to seven years after the date of grant.

A director subplan was established under the 2012 Plan to provide for the grant of equity awards to the Company’s non-employee directors. The director subplan is designed to work automatically; however, to the extent administration is necessary, it would be provided by the Company’s board of directors. Starting in 2014, non-employee directors are granted automatically under the director subplan, on January 1 of each year, 8,000 stock options and 4,000 restricted stock units, all of which would fully vest at the end of one year from the grant date. If a director is appointed for a term commencing during a calendar year, the director would be granted stock options and restricted stock units on the date of appointment and the number of stock options and restricted stock units granted would be based upon the number of days remaining in the in the calendar year following the date such person was nominated as a director. Solely with respect to calendar year 2014, in addition to the grants of 8,000 stock options and 4,000 restricted stock units on January 1, 2014 to all then elected board members, each committee chair also received an automatic grant of stock options of 15,000 shares.

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company's initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 3,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 310,000, 374,000 and 446,000 shares of common stock issued at a weighted average purchase price of $5.55, $4.44 and $4.42 per share under the ESPP in 2014, 2013 and 2012, respectively. As of December 31, 2014, 403,000 shares of common stock were reserved under the ESPP.

U.S. dollars in thousands, except share and per share data

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2014 (after giving effect to the above increases in the equity incentive plans):

ESPP	403,000
Equity awards	594,000
Undesignated preferred stock	5,000,000

5,997,000

U.S. dollars in thousands, except share and per share data

The following is a summary of activities relating to the Company's stock options, SARs and RSUs granted among the Company's various plans:

	Year ended December 31,
	2014			2013			2012
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Options outstanding at beginning of year	6,537	$8.68	$-	9,622	$10.72	$-	10,564	$12.22	$-
Changes during the year:
Options granted	232	$9.15	$-	524	$6.42	$-	310	$5.67	$-
SARs granted (1)	-	$-	$-	-	$-	$-	1,100	$6.16	$-
RSUs granted	337	$-	$-	552	$-	$-	-	$-	$-
Exercised	(1,715)	$7.92	$3,537	(2,105)	$6.49	$3,795	(127)	$5.97	$62

Forfeited and cancelled	(747)	$20.11	$-	(2,056)	$17.56	$-	(2,225)	$15.14	$-

Options/SARs/RSUs outstanding at end of year (2)	4,644	$6.52	$21,409	6,537	$8.68	$16,673	9,622	$10.72	$98

Options/SARs/RSUs exercisable at end of year (3)	3,106	$7.73	$10,941	4,623	$10.30	$7,230	7,223	$12.07	$28

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

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 3,670,000 shares of the Company's common stock as of December 31, 2014.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 2,279,000 shares of the Company's common stock as of December 31, 2014.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company's common stock as of December 31, 2014, 2013 and 2012 which was $10.87, $9.71 and $5.76 per share, respectively. The intrinsic value for options and SARs exercised during those years represents the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of each option or SAR, as applicable.

U.S. dollars in thousands, except share and per share data

The stock options and SARs outstanding as of December 31, 2014, have been separated into ranges of exercise price as follows:

Range of exercise price	Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$	thousands		$	thousands		$

0 (RSUs)	660	-	-	-	-	-
5.21-7.26	2,484	3.39	6.46	1,941	2.93	6.55
7.49-10.23	1,345	3.71	8.44	1,010	2.54	8.33
11.60-15.79	65	1.89	12.52	65	1.89	12.52
21.07-25.06	90	1.00	23.03	90	1.00	23.03

	4,644	3.42	6.52	3,106	2.73	7.73

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2014, the outstanding number of SARs was 2,468,499 and based on the share price of the Company's common stock as of December 31, 2014 ($10.87 per share), 2,451,499 of those SARs were in the money as of December 31, 2014.

The weighted average estimated fair value of employee RSUs granted during 2014 was 7.94 per share (using the weighted average pre vest cancellation rate of 3.79% on an annual basis).

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2014, 2013 and 2012 was $3.47, $4.90 and $2.39 per stock option and SAR, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2014	2013	2012

Volatility	43.14%	46.24%	48.23%
Risk-free interest rate	1.85%	1.39%	2.20%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	4.17%	3.48%	3.50%
Post-vest cancellation rate **)	4.09%	2.52%	2.58%
Suboptimal exercise factor ***)	1.61	1.81	1.60
Expected life (years)	3.27	4.66	4.19

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

U.S. dollars in thousands, except share and per share data

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

The fair value for rights to purchase shares of common stock under the Company's ESPP was estimated on each enrollment date using the same assumptions set forth above for the years ended 2014, 2013 and 2012 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 29.06%-37.17% in 2014, 36.37%-44.19% in 2013 and 35.79%-42.02% in 2012.

The Company's aggregate equity compensation expenses for the years ended December 31, 2014, 2013 and 2012 totaled $5,359, $4,159 and $4,983, respectively. The Company recognized no tax benefit in its consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 for the Company's equity-based compensation arrangements.

U.S. dollars in thousands, except share and per share data

A summary of the status of the Company's non-vested stock options, SARs and RSUs as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)

Non-vested at January 1, 2014	1,914	4.14

Granted	569	6.12
Vested	(918)	3.89
Forfeited	(27)	4.26

Non-vested at December 31, 2014	1,538	5.01

As of December 31, 2014, equity-based compensation arrangements to purchase a maximum of approximately 3,376,000 shares of common stock were vested and expected to vest (the calculation takes into consideration the forfeiture rate).

As of December 31, 2014, there was a total unrecognized compensation expense of $3,168 related to non-vested equity-based compensation arrangements granted under the Company's various equity incentive plans. That expense is expected to be recognized during the period from 2015 through 2018.

NOTE 14:-	COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzlia Pituach, Israel. The lease agreement for the Israeli facilities is effective until November 2018. The Company has various agreements for its facilities in the U.S. that terminate in 2015 through 2016. The Company's subsidiaries in Scotland, Japan, Germany, China and Hong-Kong have lease agreements for their facilities that terminate in 2019, 2017, 2016, 2016 and 2016, respectively. The Company's subsidiary in India has sublease agreements with NXP for their facilities that terminate in 2017. The Company has operating lease agreements for its motor vehicles which terminate in 2015 through 2017.

At December 31, 2014, the Company is required to make the following minimum lease payments under non-cancelable operating leases for motor vehicles and facilities:

Year ended December 31,

2015	$2,977
2016	2,584
2017	1,687
2018 and thereafter	1,360

$8,608

Facilities rental expenses amounted to $2,298, $2,389 and $2,891 for the years ended December 31, 2014, 2013 and 2012, respectively.

b.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2014, the Company had obtained grants from the Israeli Office of the Chief Scientist (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

U.S. dollars in thousands, except share and per share data

As of December 31, 2014, the aggregate contingent liability to the OCS amounted to $5,290. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the OCS.  Such approval is not required for the sale or export of any products resulting from such research or development.  The OCS, under special circumstances, may approve the transfer of OCS-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the OCS a portion of the sale price paid in consideration for such OCS-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its OCS-funded know-how; (c) such transfer of OCS-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

Litigation

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

NOTE 15:-	TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2014	2013	2012
Domestic taxes

Federal taxes:
Current	$-	$(271)	$(465)

State taxes:
Current	2	(9)	1

Foreign taxes:
Current (1)	(1,672)	507	304
Deferred (2)	(1,170)	(377)	(12)

	(2,842)	130	292

Income tax benefit	$(2,840)	$(150)	$(172)

(1)

Includes (i) income in the amount of $858 due to reversal of income tax contingency reserves that were determined to be no longer needed due to finalization of a tax assessment of one of the Company’s subsidiaries and (ii) income in the amount of $1,234 due to removal of valuation allowance of tax advances.

(2)	Includes income tax benefit in the amount of $827 due to elimination of valuation allowance of deferred tax assets.

U.S. dollars in thousands, except share and per share data

There were no tax benefits associated with the exercise of non-qualified stock options in 2014, 2013 and 2012.

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2014	2013	2012

Domestic	$(3,497)	$(3,525)	$(844)
Foreign	4,258	6,051	(7,370)

	$761	$2,526	$(8,214)

c.	A reconciliation between the Company's effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2014	2013	2012

Income (loss) before taxes on income	$761	$2,526	$(8,214)

Theoretical tax at U.S. statutory tax rate (35%)	$266	$884	$(2,875)
State taxes, net of federal benefit	2	2	2
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(5,974)	(3,015)	1,253
Nondeductible equity-based compensation expenses	1,876	1,456	1,744
Current adjustment and interest on uncertain tax position liability in U.S.	-	(283)	(465)
Valuation allowance in U.S.	989	804	154
Other	1	2	15

	$(2,840)	$(150)	$(172)

U.S. dollars in thousands, except share and per share data

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2014	2013

Deferred tax assets (short-term):

Reserves and accruals	$149	$92
Carryforward tax losses	$626	$-

Total deferred tax assets (short-term)	775	92
Valuation allowance	-	-

Total	775	92

Deferred tax assets (long-term):

Reserves and accruals	1,669	1,074
Equity-based compensation	2,761	2,526
Intangible assets	1,198	1,453
Carryforward tax losses	27,621	31,817
Other	15	16

Total deferred tax assets (long-term)	33,264	36,886
Valuation allowance	(33,115)	(36,886)

Total	149	-

Total deferred tax assets	$924	$92

Deferred tax liabilities, net (Long term):
Acquired intangible assets	1,360	1,670
Acquired carryforward tax losses	(515)	(487)

Total deferred tax liabilities, net	$845	$1,183

U.S. dollars in thousands, except share and per share data

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $33,115 and $36,886 was provided as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $124.3 million, of which $108.8 million was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2014	2013

Gross unrecognized tax benefits at January 1	$1,892	$1,815
Decrease in tax positions for previous years	(104)	-
Increases in tax positions for previous years	115	59
Increases in tax positions for current year	71	109
Change in interest and linkage related to tax positions	(85)	193
Lapse in statute of limitations or finalization of tax assessment	(858)	(284)

Gross unrecognized tax benefits at December 31	$1,031	$1,892

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,031 and $1,892 at December 31, 2014 and 2013, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2014 and 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $135 and $408, respectively.

The Company reversed income tax contingency reserves that were determined to be no longer required due to the expiration of applicable statute of limitations. Pursuant to this reversal, the Company recorded a tax benefit of $284 and $622 during 2013 and 2012, respectively. During 2014, the Company recorded a tax benefit of $858 due to the finalization of tax assessment.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company's U.S. federal income tax returns for 2004. The statute of limitations relating to the consolidated Federal income tax return is closed for all tax years up to and including 2010.

U.S. dollars in thousands, except share and per share data

The last examination conducted by the Israeli tax authorities was with respect to the Company’s Israeli income tax returns for the years between 2006 and 2012.

With respect to DSP Israel, the tax returns up to and including 2012 are considered to be final and not subject to any audits due to the expiration of the statute of limitations.

With respect to the Company's Swiss subsidiary, the statute of limitations related to its tax returns is opened for all tax years since its incorporation.

A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the German tax authorities of the Company’s German tax returns for 2007 – 2009. The Company currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

f.

Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("Investment Law"): Six separate investment programs of DSP Israel's production facilities have been granted "Approved Enterprise" status and two investment programs of DSP Israel's production facilities were filed under "Beneficiary Enterprise" status under the Investment Law. The Investment Law provides certain Israeli tax benefits for eligible capital investments in a production facility, as discussed in greater detail below.

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

U.S. dollars in thousands, except share and per share data

DSP Israel's first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between six to eight years. As of 2014, all those investment programs were no longer entitled to a reduced corporate tax rate.

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

On July 30, 2013, the Israeli Parliament passed a law, which, among other things, was designated to amend the uniform tax rates that were set in the 2011 Amendment, and to increase the tax levy for years 2013 and 2014 (the “New Law”). The New Law increased the Israeli corporate tax rate from 25% to 26.5%, canceled the reduction of corporate tax rate for “Preferred Enterprises,” which was set on 16% for 2014 and thereafter under the New Law and increased the tax rate on dividends from sources under the Israeli Investment Law to 20% commencing on January 1, 2014.

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

As of December 31, 2014, DSP Israel believed that it met all the conditions required under the plans, which include inter-alia an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (25% for 2013 and 26.5% for 2014) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2014, approximately $33,293 was derived from tax exempt profits earned by DSP Israel's "Approved Enterprises" and "Beneficiary Enterprise". The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel's "Approved Enterprises" and "Beneficiary Enterprise" as such income is essentially permanently reinvested.

If DSP Israel's retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $3,699 would have been incurred as of December 31, 2014.

DSP Israel's income from sources other than the "Approved Enterprises" and "Beneficiary Enterprise" during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (26.5% for 2014).

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

The following corporate tax benefits, among others, are available to Industrial Companies:

•amortization of the cost of purchasing a patent, rights to use a patent and know-how, which are used for the development or advancement of the company, over an eight-year period commencing on the year in which such rights were first exercised;
• under limited conditions, an election to file consolidated tax returns with related Israeli Industrial Companies; and
• expenses related to a public offering are deductible in equal amounts over three years.

U.S. dollars in thousands, except share and per share data

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

j.

The Company has accumulated losses for federal and state tax purposes as of December 31, 2014 of approximately $12,012 and $2,515, respectively, which may be carried forward and offset against future taxable income for a period of fifteen to twenty years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2014, of approximately $24,236 (including research and development expenses carry forward), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2014, of approximately $215,450, which may be carried forward and offset against future taxable income for a period of seven years from its creation.

NOTE 16:- BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2014	2013	2012
Numerator:

Net income (loss)	$3,602	$2,676	$(8,042)

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net income (loss) per share (in thousands)	21,968	22,249	21,950

Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	986	657	-

Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	22,954	22,906	21,950

Basic net income (loss) per share	$0.16	$0.12	$(0.37)

Diluted net income (loss) per share	$0.16	$0.12	$(0.37)

U.S. dollars in thousands, except share and per share data

NOTE 17:-	RESTRUCTURING COSTS AND OTHER

a.

During the third quarter of 2012, the Company initiated a restructuring plan in order to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the third quarter of 2012, the Company recorded an expense in the amount of $1,315, consisting mainly of employee severance costs and the future expected under-utilization of existing development tool agreements with expiry dates in 2013 and 2014. All restructuring payments related to this restructuring plan were paid as of December 31, 2014.

b.

During the second quarter of 2012, as part of the Company's plan to improve operating efficiencies and reduce its operating expenses for fiscal year 2012 and subsequent periods, it restructured its operations. As part of this restructuring plan, the Company executed termination agreements with certain of its employees. During the second quarter of 2012, the Company recorded an expense in the amount of $693, consisting mainly of employee severance costs. The Company anticipates that the remaining accrued restructuring cost balance of $39 will be paid out in cash throughout 2015.

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

U.S. dollars in thousands, except share and per share data

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality and also address home automation applications, as well as fixed-mobile convergence solutions. In this segment, revenues from cordless telephony products exceeded 10% of the Company’s total consolidated revenues and amounted to 79%, 85% and 88% of the Company’s total revenues for 2014, 2013 and 2012, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all size low-cost VoIP terminals with converged voice and data applications. No revenues derived from products in the Office segment exceeded 10% of the Company’s total consolidated revenues for the years 2014,2013 and 2012.

Mobile - Products for the mobile market that provides voice enhancement and far-end noise elimination targeted for mobile phone and mobile headsets. Insignificant revenues were derived from this segment for 2014, 2013 and 2012.

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

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the year ended December 31, 2014, 2013 and 2012:

	Year ended December 31
	Revenues			Income (loss) from operations
	2014	2013	2012	2014	2013	2012
Home	$128,690	$142,144	$155,211	$23,438	$25,367	$15,040
Office	$14,276	$8,849	$7,579	$(2,805)	$(4,656)	$(5,156)
Mobile	$70	$70	$-	$(11,983)	$(11,040)	$(8,585)
Total	$143,036	$151,063	$162,790	$8,650	$9,671	$1,299

U.S. dollars in thousands, except share and per share data

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2014	2013	2012
Income from operations	$8,650	$9,671	$1,299
Unallocated corporate, general and administrative expenses *	(2,161)	(2,368)	(2,600)
Restructuring expenses	-	-	(2,008)
Proxy contest related expenses	-	(1,403)	-
Equity-based compensation expenses	(5,359)	(4,159)	(4,983)
Intangible assets amortization expenses	(1,573)	(1,672)	(2,310)
Financial income, net	1,204	2,457	2,388
Total consolidated income (loss) before taxes	$761	$2,526	$(8,214)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2014	2013	2012
Revenue distribution

Hong-Kong	$79,622	$86,090	$84,737
Japan	31,261	34,377	51,033
Europe	6,787	7,370	7,429
United States	4,702	4,342	2,028
China	6,568	6,999	6,270
Taiwan	9,077	7,093	6,496
Other	5,019	4,792	4,797

	$143,036	$151,063	$162,790

For a summary of revenues from major customers, please see Note 1. Sales to these customers were primarily related to the Company's Home reportable segment.

The following is a summary of long-lived assets within geographic areas based on the assets' locations:

	December 31,
	2014	2013
Long-lived assets

Europe	$188	$158
Israel	2,264	2,260
United States	-	1
Other	391	418

	$2,843	$2,837

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2014, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders to be held on June 8, 2015.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2014.

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

3.3

Amendment to Restated Certificate of Amendment of DSP Group, Inc., effective as of June 9, 2014 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference).

3.4	Amended and Restated Bylaws, effective as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2013, and incorporated herein by reference).

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

Exhibit Number	Description

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

10.22

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective January 31, 2011 (filed as Exhibit 10.33 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.23

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011(filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.24

Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective June 9, 2002 (filed as Exhibit 10.34 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.25

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

10.27

Employment Agreement by and between DSP Group, Ltd. and David Dahan, effective February 1, 2012 (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.28

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

Exhibit Number	Description

10.30	DSP Group, Inc. Amended and Restated 2012 Stock Incentive Plan. ††

10.31

Amendment to Employment Agreement of Ofer Elyakim, effective March 5, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.32	Amendment to Employment Agreement of Dror Levy, effective March 5, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.33	Amendment to Employment Agreement of David Dahan, effective March 5, 2013 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.34

Form of Restricted Stock Unit Agreement for Israeli Resident Grantees under the 2012 Stock Incentive Plan(filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 21, 2013, and incorporated herein by reference). ††

10.35

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

10.37	Form of Restricted Stock Unit Agreement for Members of the Board of Directors under the 2012 Stock Incentive Plan. ††

10.38	Form of Restricted Stock Unit Agreement for Members of the Board of Directors Who Are Israeli Residents under the 2012 Stock Incentive Plan. ††

10.39	Amended and Restated Director Equity Sub-Plan under the 2012 Equity Incentive Plan. ††

10.40

2014 Performance-Based Bonus Plan applicable for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on April 4, 2014, and incorporated herein by reference).

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

Exhibit Number	Description

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: March 16, 2015

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

Signature	Title	Date

/s/ Patrick Tanguy	Chairman of the Board	March 16, 2015
Patrick Tanguy

/s/ Ofer Elyakim	Chief Executive Officer (Principal	March 16, 2015
Ofer Elyakim	Executive Officer) and Director

/s/ Dror Levy	Chief Financial Officer and Secretary	March 16, 2015
Dror Levy	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Thomas A. Lacey	Director	March 16, 2015
Thomas A. Lacey

/s/ Reuven Regev	Director	March 16, 2015
Reuven Regev

/s/ Norman J. Rice III	Director	March 16, 2015
Norman J. Rice II

/s/ Gabi Seligsohn	Director	March 16, 2015
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 16, 2015
Yair Seroussi

/s/ Norman Taffe	Director	March 16, 2015
Norman Taffe

/s/ Kenneth H. Traub	Director	March 16, 2015
Kenneth H. Traub

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2013:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2014:
Allowance for doubtful accounts
Sales returns reserve	-	-	-