Form 10-Q
period 2015-03-31
DSP GROUP INC /DE/
filed 2015-05-11
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes ☐ No ☒

As of May 4, 2015, there were 22,358,578 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,529	$20,544
Restricted deposit	537	623
Marketable securities and short-term deposits	11,318	11,508
Trade receivables	26,504	20,298
Deferred income taxes	758	775
Other accounts receivable and prepaid expenses	2,445	1,902
Inventories	13,501	15,635

TOTAL CURRENT ASSETS	68,592	71,285

PROPERTY AND EQUIPMENT, NET	3,114	2,843

LONG-TERM ASSETS:
Long-term marketable securities	92,792	92,269
Long-term prepaid expenses and lease deposits	1,195	1,162
Deferred income taxes	227	149
Severance pay fund	10,761	10,860
Investment in other companies	2,200	2,200
Intangible assets, net	4,814	5,135
Goodwill	5,276	5,276

	117,265	117,051

TOTAL ASSETS	$188,971	$191,179

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$14,093	$15,282
Accrued compensation and benefits	6,169	9,408
Income tax accruals and payables	1,255	1,151
Accrued expenses and other accounts payable	5,403	5,852

Total current liabilities	26,920	31,693

LONG-TERM LIABILITIES:
Deferred income taxes	760	845
Accrued severance pay	10,847	10,929
Accrued pensions	979	1,089

Total long-term liabilities	12,586	12,863

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding shares: 22,227,483 and 21,843,950 shares at March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	357,185	355,906
Treasury stock	(118,909)	(122,387)
Accumulated other comprehensive loss	(980)	(1,566)
Accumulated deficit	(87,853)	(85,352)

Total stockholders’ equity	149,465	146,623

Total liabilities and stockholders’ equity	$188,971	$191,179

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$38,035	$32,886
Cost of revenues (1)	22,500	19,872
Gross profit	15,535	13,014
Operating expenses:
Research and development, net (2)	9,116	8,205
Sales and marketing (3)	3,063	3,086
General and administrative (4)	2,521	2,717
Intangible assets amortization	321	397
Total operating expenses	15,021	14,405
Operating income (loss)	514	(1,391)
Financial income, net	335	412
Income (loss) before taxes on income	849	(979)
Taxes on income	76	9
Net income (loss)	$773	$(988)
Net earnings (loss) per share:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Weighted average number of shares used in per share computations of net income (loss):
Basic	22,167	22,378
Diluted	23,885	22,378

(1)    Includes equity-based compensation expense in the amount of $70 and $82 for the three months ended March 31, 2015 and 2014, respectively.

(2)    Includes equity-based compensation expense in the amount of $538 and $644 for the three months ended March 31, 2015 and 2014, respectively.

(3)    Includes equity-based compensation expense in the amount of $152 and $162 for the three months ended March 31, 2015 and 2014, respectively.

(4)    Includes equity-based compensation expense in the amount of $493 and $555 for the three months ended March 31, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Three Month Ended March 31,
	2015	2014

Net income (loss):	$773	$(988)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gain/loss	415	(60)
Reclassification adjustments for losses )gains( included in net income (loss)	26	(60)
Net change	441	(120)
Cash flow hedges:
Changes in unrealized gains/losses	(292)	3
Reclassification adjustments for losses (gains) included in net income (loss)	480	(2)
Net change	188	1
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	3
Net change	5	3
Foreign currency translation adjustments, net	(48)	(6)
Other comprehensive income (loss)	586	(122)
Comprehensive income (loss)	$1,359	$(1,110)

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(5,808)	$(4,919)
Investing activities
Purchases of marketable securities	(13,099)	(23,848)
Proceeds from maturity of marketable securities	2,802	3,020
Proceeds from sales of marketable securities	9,957	21,851
Purchases of property and equipment	(595)	(360)
Decrease in restricted deposits	86	-
Net cash (used in) provided by investing activities	(849)	663
Financial activities
Purchase of treasury stock	(1,117)	(5,263)
Issuance of common stock and treasury stock upon exercise of stock options	811	412
Net cash used in financing activities	(306)	(4,851)
Decrease- in cash and cash equivalents	$(6,963)	$(9,107)
Erosion- due to exchange rate differences	(52)	(7)
Cash and cash equivalents at the beginning of the period	$20,544	$23,578
Cash and cash equivalents at the end of the period	$13,529	$14,464

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended March 31, 2014
Balance at December 31, 2013	22,350	$22		$350,494	$(118,749)	$(83,535)	$(821)	$147,411
Net loss		-		-	-	(988)	-	(988)
Change in accumulated other comprehensive income		-		-	-	-	(122)	(122)
Purchase of treasury stock	(596)	(1)		-	(5,262)	-	-	(5,263)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	185	1		-	1,813	(980)	-	834
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees	188		*)	-	1,838	(1,426)	-	412
Equity-based compensation	-	-		1,443	-	-	-	1,443
Balance at March 31, 2014	22,127	$22		$351,937	$(120,360)	$(86,929)	$(943)	$143,727
Three Months Ended March 31, 2015
Balance at December 31, 2014	21,844	$22		$355,906	$(122,387)	$(85,352)	$(1,566)	$146,623
Net income		-		-	-	773	-	773
Change in accumulated other comprehensive income		-		-	-	-	586	586
Purchase of treasury stock	(125)	*	)	-	(1,447)	-	-	(1,447)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	116	*	)	-	1,128	(262)	-	866
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	392	*	)	26	3,797	(3,012)	-	811
Equity-based compensation		-		1,253	-	-	-	1,253
Balance at March 31, 2015	22,227	$22		$357,185	$(118,909)	$(87,853)	$(980)	$149,465

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2014.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

Work-in-process	$6,423	$6,795
Finished goods	7,078	8,840

	$13,501	$15,635

Inventory write-off amounted to $89 and $49 for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$773	$(988)
Income (loss) per share:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)
Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share (in thousands)	22,167	22,378
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted shares units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,718	-
Weighted average number of shares of common stock used to compute diluted net income (loss) per share (in thousands)	23,885	22,378

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2015 and December 31, 2014:

	Amortized cost		Unrealized gains (losses), net		Fair value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short term deposits	$2,540	$2,599	$-	$-	$2,540	$2,599
U.S. GSE securities	24,849	21,085	26	(34)	24,875	21,051
Corporate obligations	76,575	80,389	120	(262)	76,695	80,127

	$103,964	$104,072	$146	$(296)	$104,110	$103,777

The amortized cost of marketable debt securities and short-term deposits at March 31, 2015, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$11,304	$14	$-	$11,318
Due after one year to five years	92,660	306	(174)	92,792

	$103,964	$320	$(174)	$104,110

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2015, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2015 amounted to $29,845, while the unrealized losses for these marketable securities amounted to $174. Of the $174 unrealized losses outstanding as of March 31, 2015, a portion of which in the amount of $127 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $47 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2015 and 2014 were $2,802 and $3,020, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2015 and 2014 were $9,957 and $21,851, respectively. Net realized loss from the sale of available-for-sale securities for the three months ended March 31, 2015 were $26 compared to net realized gains for the three months ended March 31, 2014 of $60. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2015 and 2014 does not include tax benefits associated with equity-based compensation expenses.

The total amount of net unrecognized tax benefits was $1,117 and $1,031 at March 31, 2015 and December 31, 2014, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2015 and December 31, 2014, the Company had accrued interest and penalties relating to unrecognized tax benefits of $129 and $135, respectively.

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

Sales to VTech Holdings Ltd. represented 31% and 35% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

Sales to Guo Wei Electronics represented 11% and 8% of the Company’s total revenues for the first three months of 2015 and 2014, respectively.

Revenues derived from sales through the Company’s distributor, Ascend Technology Inc., accounted for 15% and 10% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

Revenues derived from sales through the Company’s distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 14% and 20% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 11% and 12% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2015, the Company had no outstanding foreign exchange forward contracts and outstanding option contracts in the amount of $15,870. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $71 and $501, respectively, at March 31, 2015. The Company recorded a net amount of $430 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at March 31, 2015.

The amount recorded as loss in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the quarter ended March 31, 2015 that resulted from the above referenced hedging transactions was $377, $37 and $66, respectively.

The fair value of the outstanding derivative instruments at March 31, 2015 and December 31, 2014 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2015	As of December 31, 2014
Derivative Liabilities
Foreign exchange forward and options contracts	Accrued expenses and other accounts payable (*)	(430)	(618)

Total		$(430)	$(618)

(*)     Estimated to be reclassified into earnings during 2015.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2015 and 2014 is summarized below:

	(Losses) Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	2015	2014
Foreign exchange forward and options contracts	$(292)	$3

	(Losses) Gains on Derivatives Reclassified from OCI into Income
		for the three months ended March 31,
	Location	2015	2014
Foreign exchange forward and options contracts	Operating expenses	$(480)	$2

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended March 31, 2015 and March 31, 2014:

The weighted average estimated fair value of employee stock options and restricted stock units (“RSU”) granted during the three months ended March 31, 2015 and 2014 was $8.39 and $6.10 per share, respectively, using the binomial model for stock options grants, with the following weighted average assumptions (annualized percentages):

	Three months ended March 31, 2015	Three months ended March 31, 2014
Volatility (1)	49.04%	43.14%
Risk-free interest rate (1)	1.96%	2.64%
Dividend yield (1)	0%	0%
Pre-vest cancellation rate	3.62%	3.94%
Post-vest cancellation rate (1)	3.86%	4.09%
Suboptimal exercise factor (1)	1.46	1.61

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option and the extent to which the stock option is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past stock option and SAR grants made by the Company. The expected life for options granted during the three months ended March 31, 2015 and 2014 derived from the binomial model was 2.02 and 3.27 years, respectively.

(1)

The RSUs granted during the three months ended March 31, 2015 and 2014 were not included in the average calculated numbers in the table above since those assumptions were not used in the RSU calculation.

Employee Stock Benefit Plans

As of March 31, 2015, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of March 31, 2015, approximately 287,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 52,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs / RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at January 1, 2015	4,644	$6.52
Options granted	179	$11.20
RSUs granted	397	-
Options / SARs / RSUs cancelled/forfeited/expired	(68)	$15.13
Options / SARs / RSUs exercised	(812)	$6.71
Outstanding at March 31, 2015 (1)	4,340	$5.95	3.86	$26,926
Exercisable at March 31, 2015 (2)	2,638	$7.44	3.23	$12,710

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2015 ($11.98 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 3,614,000 shares of the Company’s common stock as of March 31, 2015. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 2,020,000 shares of the Company’s common stock as of March 31, 2015.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2015 with exercise prices above $11.98 per share (the closing price of the Company’s common stock on March 31, 2015) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price
Above $11.98	100	$19.27	-	$-	100	$19.27
Less than $11.98	2,538	$6.97	1,702	$3.63	4,240	$5.63
Total	2,638	$7.44	1,702	$3.63	4,340	$5.95

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2015 and 2014 totaled $1,253 and $1,443, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, there was $6,768 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2015 through 2019.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the quarter ended March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Components of net periodic benefit cost:
Service cost and amortization of loss	$6	$4
Interest cost	5	7
Expected return on plan assets	(1)	(1)
Net periodic benefit cost	$10	$10

The net pension liability as of March 31, 2015 amounted to $979.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015:

	Balance as of	Fair Value Measurements
	March 31, 2015	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,602	$1,602	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$1,508	-	$1,508	-
Corporate debt securities	$7,270	-	$7,270	-

Long-term marketable securities:
U.S. GSE securities	$23,367	-	$23,368	-
Corporate debt securities	$69,425	-	$69,425	-

Derivative liabilities	$(430)	-	$(430)	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014.

	Balance as of	Fair Value Measurements
	December 31, 2014	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$2,746	$2,746	-	-

Short-term marketable securities and time deposits:
U.S. GSE securities	$1,499	-	$1,499	-
Corporate debt securities	$7,410	-	$7,410	-

Long-term marketable securities:
U.S. GSE securities	$19,552	-	$19,552	-
Corporate debt securities	$72,717	-	$72,717	-

Derivative liabilities	$(618)	-	$(618)	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2015 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first quarter of 2015, the Company repurchased 124,711 shares of common stock at an average purchase price of $11.61 per share for approximately $1,447. As of March 31, 2015, 1,078,890 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first three months of 2015, the Company issued approximately 508,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses, and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$34,351	$30,705	$7,176	$4,604
Office	$3,684	$2,181	$(613)	$(568)
Mobile	$-	$-	$(3,837)	$(3,016)
Total	$38,035	$32,886	$2,726	$1,020

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Three months ended March 31,
	2015	2014
Income from operations	$2,726	$1,020
Unallocated corporate, general and administrative expenses *	(638)	(571)
Equity-based compensation expenses	(1,253)	(1,443)
Intangible assets amortization expenses	(321)	(397)
Financial income, net	335	412
Total consolidated income (loss) before taxes	$849	$(979)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(295)	$(618)	$(435)	$(218)	$(1,566)
Other comprehensive income (loss) before reclassifications	415	(292)	-	(48)	75
Amounts reclassified from accumulated other comprehensive income (loss)	26	480	5	-	511
Net current period other comprehensive income (loss)	441	188	5	(48)	586
Ending balance	$146	$(430)	$(430)	$(266)	$(980)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income
(In millions)
Losses on available-for-sale marketable securities	$26	Financial income, net
	-	Provision for income taxes
	26	Total, net of income taxes

Losses on cash flow hedges -
	377	Research and development
	37	Sales and marketing
	66	General and administrative
	480	Total, before income taxes
	-	Provision for income taxes
	480	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing
	5	Total, before income taxes
	-	Provision for income taxes
	5	Total, net of income taxes

Total reclassifications for the period	$511	Total, net of income taxes

NOTE O—GOVERNMENT GRANTS

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

The Company recorded grants in the amounts of $0.1 million and $0.9 million for the first quarter of 2015 and 2014, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the rest of 2015;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and we expect will continue to decline, which would reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2015 as compared to 2014;

●	Our belief that commercial shipments of products incorporating our new products will continue during the rest of 2015;

●	Our belief that we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015;and

●	Our belief that our available cash and cash equivalents at March 31, 2015 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 76% of our total revenues for the first three months of 2015.

Our revenues were $38.0 million for the first three months of 2015, an increase of 16% in comparison to the same period of 2014, mainly due to an increase in sales of our DECT cordless telephony, home gateway and VOIP products. Sales of our cordless telephony products increased from $26.8 million for the first quarter of 2014 to $29.1 million for the first quarter of 2015, representing 76% of our total revenues for the first quarter of 2015, as compared to 81% of our total revenues for the first quarter of 2014. Sales of our home gateway products increased from $2.8 million for the first quarter of 2014 to $4.8 million for the first quarter of 2015, representing 13% of our total revenues for the first quarter of 2015, as compared to 9% of our total revenues for the first quarter of 2014. Sales of our VOIP products increased from $2.2 million for the first quarter of 2014 to $3.7 million for the first quarter of 2015, representing 10% of our total revenues for the first quarter of 2015, as compared to 7% of our total revenues for the first quarter of 2014. Sales of our DECT 6.0 products for the U.S. market increased from $10.3 million for the first quarter of 2014 to $12.3 million for the first quarter of 2015. Sales of our DECT products for the European market increased from $12.5 million for the first quarter of 2014 to $15.4 million for the first quarter of 2015. Revenues derived from the sale of DECT products, which include cordless telephony, home gateway and home automation products, represented 84% of our total revenues for both the first three months of 2015 and 2014. Our gross margin increased to 40.8% of our total revenues for the first three months of 2015 from 39.6% for the first three months of 2014, primary due to (i) an increase in total revenues and (ii) a change in the mix of products sold and customers. Our operating income was $0.5 million for the first quarter of 2015, as compared to an operating loss of $1.4 million for the first quarter of 2014. The change from operating loss to operating income was mainly as a result of an increase in total revenues and gross margin during the first quarter of 2015, as compared to the first quarter of 2014, offset to some extent by an increase in operating expenses, mainly in research and development expenses, during the first quarter of 2015, as compared to the first quarter of 2014. Our operating expenses increased by 4% to $15.0 million for the first quarter of 2015, as compared to $14.4 million for the first quarter of 2014.

Notwithstanding our return to revenue growth starting in the second half of 2014 and our success in reducing our operating expenses, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market and the continuing decline in the average selling prices of our cordless telephony products. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the declining revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for these new products.

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products. Commercial shipments for some products have begun with more shipments to occur during the rest of 2015. Aggregate revenues derived from our new products were 24% and 19% of our total revenues for the first quarter of 2015 and 2014, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2015 as compared to 2014, including generating revenues from products in our Mobile segment in 2015. Moreover, we believe we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet started mass shipments for our HDClear product for mobile devices. Furthermore, although our new products targeted for home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. As an example, we expect our research and development spending to increase in 2015 as compare to 2014. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitive and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of March 31, 2015, our principal source of liquidity consisted of cash and cash equivalents of $13.5 million and marketable securities and short term deposits of $104.1 million, totaling $117.6 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $38.0 million for the first quarter of 2015, as compared to $32.9 million for the same period in 2014. This increase was primarily as a result of increased sales of our DECT cordless telephony, home gateway and VOIP products. Sales of our cordless telephony products increased from $26.8 million for the first quarter of 2014 to $29.1 million for the first quarter of 2015, representing 76% of our total revenues for the first quarter of 2015, as compared to 81% of our total revenues for the first quarter of 2014 and represented an increase of 9% in absolute dollars for the comparable periods. The above mentioned increase was mainly attributable to increased demand from our customers, mainly for the European end markets.

Sales of our home gateway products increased from $2.8 million for the first quarter of 2014 to $4.8 million for the first quarter of 2015, representing 13% of our total revenues for the first quarter of 2015, as compared to 9% of our total revenues for the first quarter of 2014 and represented an increase of 78% in absolute dollars for the comparable periods. The above mentioned increase was mainly attributable to record demand from two large telecommunication operators. The underlying trend behind this momentum is the acceptance and adoption of HD voice as DECT solution is the preferred medium for transmitting HD voice wirelessly at home.

Sales of our VOIP products increased from $2.2 million for the first quarter of 2014 to $3.7 million for the first quarter of 2015, representing 10% of our total revenues for the first quarter of 2015, as compared to 7% of our total revenues for the first quarter of 2014 and represented an increase of 69% in absolute dollars for the comparable periods. The above mentioned increase was mainly attributable to a growth in market demand for our VOIP products that resulted in the growth of our market share within this domain.

Sales of our DECT 6.0 products for the U.S end market were $12.3 million and $10.3 million for the first quarter of 2015 and 2014, respectively, representing 32% and 31% of our total revenues for the first quarter of 2015 and 2014, respectively. Sales of our DECT products for the European market were $15.4 million and $12.5 million for the first quarter of 2015 and 2014, respectively, representing 41% and 38% of our total revenues for the first quarter of 2015 and 2014, respectively.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Quarter ended March 31,
	2015	2014
United States	$490	$706
Japan	$6,496	$7,082
Europe	$2,602	$1,632
Hong Kong	$19,987	$18,735
China	$2,680	$1,383
Taiwan	$4,199	$2,029
Other	$1,581	$1,319
Total revenues	$38,035	$32,886

Sales to our customers in Hong Kong increased for the first quarter of 2015, as compared to the same period of 2014, representing a 7% increase in absolute dollars. The increase in our sales to Hong Kong for the comparable periods resulted mainly from an increase in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”), representing a 69% increase in absolute dollars. Sales to our customers in Japan decreased for the first quarter of 2015 as compared to the same period of 2014, representing a decrease of 8% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, representing a 46% decrease in absolute dollars for the first quarter of 2015, as compared to the first quarter of 2014, offset to some extent by an increase in sales to Uniden America Corporation (“Uniden”), representing an 83% increase in absolute dollars for the first quarter of 2015, as compared to the first quarter of 2014.

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

VTech Holdings Ltd (“Vtech”) is a significant OEM customer based in Hong Kong. Sales to VTech represented 31% and 35% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Sales to Guo Wei Electronics represented 11% and 8% of our total revenues for the first three months of 2015 and 2014, respectively.

Revenues derived from sales through our distributor, Tomen Electronics, accounted for 14% of our total revenues for the first three months of 2015, as compared to 20% for the comparable period of 2014.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 11% and 12% of our total revenues for the first three months of 2015 and 2014, respectively.

Revenues derived from sales through another distributor, Ascend Technology Inc. (“AscendTech”), accounted for 15% and 10% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. AscendTech sells our products to a limited number of customers, however none of those customers accounted for more than 10% of our total revenues for the three months ended March 31, 2015 and 2014.

Significant Products. Revenues from our digital cordless telephony products represented 76% and 81% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2015. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 13% and 9% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Revenues from our VOIP products represented 10% and 7% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Gross Profit. Gross profit as a percentage of revenues was 40.8% and 39.6% for the first quarter of 2015 and 2014, respectively. The increase in our gross profit for the first quarter of 2015 as compared to the first quarter of 2014 was mainly due to (i) an increase in total revenues, and (ii) a change in the mix of products sold and customers.

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

Research and Development Expenses, net. Our research and development expenses, net, increased to $9.1 million for the first quarter of 2015 from $8.2 million for the first quarter of 2014. The increase for the first quarter of 2015 in research and development expenses, as compared to 2014, was mainly due to (i) funding received from the Israeli Office of the Chief Scientist (“OCS”) during the first quarter of 2014 that amounted to $0.9 million for the first quarter of 2014 in comparison to $0.1 million for the first quarter of 2015, and (ii) an increase in the number of our research and development employees, which increased our payroll expenses. The above mentioned OCS funding was recognized as a deduction of our research and development expenses, net.

Our research and development expenses, net, as a percentage of our total revenues were 24% for the three months ended March 31, 2015 and 25% for the three months ended March 31, 2014. This decrease in research and development expenses, net, as a percentage of our total revenues was mainly due to an increase in absolute dollars of our total revenues for the comparable periods, which was offset to some extent by an increase in research and development expenses, net, for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $3.1 million for both the first quarter of 2015 and 2014.

Our sales and marketing expenses as a percentage of total revenues were 8% for the three months ended March 31, 2015 and 9% for the three months ended March 31, 2014. This decrease in sales and marketing expenses as a percentage of our total revenues was due to an increase in absolute dollars of our total revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses decreased to $2.5 million for the first quarter of 2015, as compared to $2.7 million for the first quarter of 2014. The decrease for the first quarter of 2015 in general and administrative expenses, as compared to the comparable period for 2014, was mainly due to a decrease in legal and related expenses in the amount of $0.2 million.

General and administrative expenses as a percentage of our total revenues were 7% for the three months ended March 31, 2015 and 8% for the three months ended March 31, 2014. This decrease in general and administrative expenses as a percentage of our total revenues was mainly due to an increase in absolute dollars of our total revenues, for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 76% and 81% of our total revenues for the first quarter of 2015 and 2014, respectively, and (ii) revenues from home gateway products exceeded 10% of our total consolidated revenues and amounted to 13% and 9% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all size low-cost VOIP terminals with converged voice and data applications. No revenues derived from products in the office segment exceeded 10% of our total consolidated revenues for the three months ended March 31, 2015 and 2014.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. No revenues were derived from this segment for the three months ended March 31, 2015 and 2014.

Segment data. We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those the Company uses for consolidation of our financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which are managed separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses, and certain corporate governance costs.

Selected operating results information for each business segment was as follows for the three months ended March 31, 2015 and 2014:

	Three months March 31,
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$34,351	$30,705	$7,176	$4,604
Office	$3,684	$2,181	$(613)	$(568)
Mobile	$-	$-	$(3,837)	$(3,016)
Total	$38,035	$32,886	$2,726	$1,020

Sales to our customers in the home segment increased for the first quarter of 2015 as compared to the first quarter of 2014, representing an increase of 12% in absolute dollars. The increase in our sales in the home segment for the comparable periods was mainly attributable to increased demand for cordless phones, mostly for the European end markets, and increased demand for home gateways by leading telecommunication operators.

Sales to our customers in the office segment increased for the first quarter of 2015 as compared to the first quarter of 2014, representing an increase of 69% in absolute dollars. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in our market share of VOIP products.

The reconciliation of segment operating results information to our consolidated financial information was as follows:

	As of March 31,
	2015	2014
Income from operations	$2,726	$1,020
Unallocated corporate, general and administrative expenses*	(638)	(571)
Equity-based compensation expenses	(1,253)	(1,443)
Intangible assets amortization expenses	(321)	(397)
Financial income, net	335	412
Total consolidated income (loss) before taxes	$849	$(979)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Amortization of Intangible Assets. During the first quarter of 2015, we recorded an expense of $0.3 million, relating to the amortization of intangible assets associated with the acquisition of BoneTone Communications (“BoneTone”) in 2011. During the first quarter of 2014, we recorded an expense of $0.4 million relating to the amortization of intangible assets associated with the acquisitions of the CIPT business of NXP B.V. and BoneTone.

Financial Income, net. Financial income, net, was $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in financial income, net, during the first quarter of 2015, as compared to the same period of 2014, resulted mainly from fewer gains realized from sales of certain of our marketable securities.

Provision for Income Taxes. Our income tax expenses were $0.1 million for the first quarter of 2015, as compared to no income tax expenses during the first quarter of 2014. The income tax expenses for the first quarter of 2015 were mainly attributed to current tax expenses of $0.2 million, offset to some extent by income in the amount of $0.1 million resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first quarter of 2015, we used $5.8 million of cash and cash equivalents for our operating activities, as compared to cash used for operating activities in the amount of $4.9 million for the first quarter of 2014. The increase in cash used for our operating activities during the first quarter of 2015 as compared to the first quarter of 2014, was mainly due to an increase in accounts receivable of $6.4 million during the first quarter of 2015 as compared to an increase in accounts receivable of $1.4 million during the first quarter of 2014. The above mentioned increase in cash used for our operating activities during the first quarter of 2015 as compared to the first quarter of 2014, was offset to some extent by (i) a decrease in inventories of $2.1 million during the first quarter of 2015 as compared to a decrease in inventories of $0.1 million during the first quarter of 2014, (ii) a decrease in accrued compensation and benefits during the first quarter of 2015 in the amount of $2.3 million as compared to a decrease in the amount of $2.7 million during the first quarter of 2014, and (iii) an increase in net income, excluding noncash items, such as depreciation, equity based compensation expenses, amortization of intangible assets, in the amount of $1.7 million.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first three months of 2015, we purchased $13.1 million of marketable securities, as compared to $23.8 million used to purchase marketable securities during the first three months of 2014. During both the first three months of 2015 and 2014, $3.0 million of marketable securities matured and were called by the issuers. During the first three months of 2015 and 2014, $10.0 million and $21.9 million, respectively, of marketable securities were sold. As of March 31, 2015, the amortized cost of our marketable securities and short term deposits was $104.0 million and their stated market value was $104.1 million, representing an unrealized income of $0.1 million.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.6 and $0.4 million, for the first three months of 2015 and 2014, respectively.

Financing Activities. During the first quarter of 2015, we repurchased 124,711 shares of common stock at an average purchase price of $11.61 per share for an aggregate purchase price of $1.4 million (out of this amount only $1.1 million was paid in cash during the first quarter of 2015). During the first quarter of 2014, we repurchased 596,098 shares of common stock at an average purchase price of $8.83 per share for an aggregate purchase price of $5.3 million. In addition, during the first quarter of 2015, we received $0.8 million upon the exercise of employee stock options, as compared to $0.4 million for the first quarter of 2014. We cannot predict cash flows from exercises of stock options for future periods.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. The 2013 10b5-1 plan, which expired in February 2015, was extended by our board to the end of November 2015.

At March 31, 2015, approximately 1.1 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of March 31, 2015, we had cash and cash equivalents totaling approximately $13.5 million and marketable securities and short-term deposits of approximately $104.1 million, of which $103.6 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2015 was approximately $41.7 million, compared to $39.9 as of March 31, 2014. The increase in working capital was mainly due to (i) cash and cash equivalents generated since March 31, 2014 through March 31, 2015 from our operating activities, and (ii) cash received upon the exercise of employees stock options in amount of $2.2 million between March 31, 2014 through March 31, 2015. Those above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $8.3 million since March 31, 2014 through March 31, 2015. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2015, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2015. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” (6) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” and (7) changes to the Risk Factor below entitled “We may have exposure to additional tax liabilities as a result of our foreign operations.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreased.

Sales of our digital cordless telephony products comprised 76% and 81% of our total revenues for the first quarter of 2015 and 2014, respectively. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Telecom and Shenzhen Guo Wei Electronics Ltd. accounted for approximately 60% and 64% of our total revenues for the first quarter of 2015 and 2014, respectively. Sales to VTech represented 31% and 35% of our total revenues for the first quarter of 2015 and 2014, respectively. Sales to Panasonic represented 11% and 12% of our total revenues for the first quarter of 2015 and 2014, respectively. Sales to Shenzhen Guo Wei Electronics Ltd represented 11% and 8% of our total revenues for the first quarter of 2015 and 2014. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and on market acceptance of our VOIP products, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VOIP product families. Although a number of potential customers have expressed interest in our HDClear products, we have not yet started mass production. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VOIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience (which announced its plans to be acquired by Knowles Corporation) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving any design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues.

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 14% and 20% of our total revenues for the first quarter of 2015 and 2014, respectively. Revenues derived from sales through another distributor, Ascend Technology Inc. (“AscendTech”), accounted for 15% and 10% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 11% and 12% of our total revenues for the first quarter of 2015 and 2014, respectively. The loss of Tomen Electronics and/or AscendTech as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% and 98% of our total revenues for the first quarter of 2015 and 2014, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2015, 203 of our 313 employees were located in Israel, including 138 out of 196 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, we have operations in Germany, the United Kingdom, Hong Kong and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit for one of our subsidiaries, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 99% and 98% of our total revenues for the first quarter of 2015 and 2014, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2015, we repurchased 124,711 shares of common stock at an average purchase price of $11.61 per share for approximately $1.4 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (January 1, 2015 to January 31, 2015)	-	-	-	1,203,601
Month #2 (February 1, 2015 to February 28, 2015)	-	-	-	1,203,601
Month #3 (March 1, 2015 to March 31, 2015)	124,711	11.61	124,711	1,078,890 (1)

(1) The number represents the number of shares of our common stock that remain available for repurchase pursuant to our board’s authorizations as of March 31, 2015.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. Our 2013 10b5-1 plan, which expired in February 2015, was extended by our board to the end of November 2015.

At March 31, 2015, approximately 1.1 million shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3. defaults upon senior securities.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information,

Not applicable.

ITEM 6. EXHIBITS.

Exhibit 3.1	Amended and Restated Bylaws, effective as of March 31, 2015 (filed as Exhibit 3.1 to Registrant’s Current Report on 8-K filed on April 3, 2015, and incorporated herein by reference)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DSP GROUP, INC. (Registrant)

Date: May 11, 2015	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)