Form 10-Q
period 2015-06-30
DSP GROUP INC /DE/
filed 2015-08-10
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-35256

___________

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
161 S. San Antonio Road, Suite 10 Los Altos, California	94022
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 3, 2015, there were 22,139,832 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,731	$20,544
Restricted deposit	170	623
Marketable securities and short-term deposits	11,974	11,508
Trade receivables	22,674	20,298
Deferred income taxes	780	775
Other accounts receivable and prepaid expenses	4,065	1,902
Inventories	14,067	15,635

TOTAL CURRENT ASSETS	69,461	71,285

PROPERTY AND EQUIPMENT, NET	3,446	2,843

LONG-TERM ASSETS:
Long-term marketable securities	92,206	92,269
Long-term prepaid expenses and lease deposits	1,233	1,162
Deferred income taxes	125	149
Severance pay fund	11,545	10,860
Investment in other companies	2,200	2,200
Intangible assets, net	4,493	5,135
Goodwill	5,276	5,276
	117,078	117,051

TOTAL ASSETS	$189,985	$191,179

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$15,250	$15,282
Accrued compensation and benefits	7,830	9,408
Income tax accruals and payables	1,428	1,151
Accrued expenses and other accounts payable	5,105	5,852
Total current liabilities	29,613	31,693

LONG-TERM LIABILITIES:
Deferred income taxes	675	845
Accrued severance pay	11,610	10,929
Accrued pensions	1,005	1,089
Total long-term liabilities	13,290	12,863

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2015 and December 31, 2014;
Issued and outstanding shares: 21,994,901 and 21,843,950 shares at June 30, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	358,596	355,906
Treasury stock	(121,929)	(122,387)
Accumulated other comprehensive loss	(930)	(1,566)
Accumulated deficit	(88,677)	(85,352)
Total stockholders’ equity	147,082	146,623
Total liabilities and stockholders’ equity	$189,985	$191,179

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$37,247	$36,276	$75,282	$69,162
Cost of revenues (1)	22,012	21,495	44,512	41,367
Gross profit	15,235	14,781	30,770	27,795
Operating expenses:
Research and development, net (2)	8,855	8,025	17,971	16,230
Sales and marketing (3)	2,974	2,947	6,037	6,033
General and administrative (4)	2,460	2,644	4,981	5,361
Intangible assets amortization	321	397	642	794
Total operating expenses	14,610	14,013	29,631	28,418
Operating income (loss)	625	768	1,139	(623)
Interest and other income, net	291	297	626	709
Income before taxes on income	916	1,065	1,765	86
Taxes on income (income tax benefit)	186	(23)	262	(14)
Net income	$730	$1,088	$1,503	$100
Net income per share:
Basic	$0.03	$0.05	$0.07	$0.00
Diluted	$0.03	$0.05	$0.06	$0.00
Weighted average number of shares used in per share computations of net income:
Basic	22,064	21,983	22,115	22,180
Diluted	23,717	23,035	23,801	22,706

(1)

Includes equity-based compensation expense in the amount of $83 and $84 for the three months ended June 30, 2015 and 2014, respectively; and $153 and $166 for the six months ended June 30, 2015 and 2014, respectively.

(2)

Includes equity-based compensation expense in the amount of $613 and $657 for the three months ended June 30, 2015 and 2014, respectively; and $1,151 and $1,301 for the six months ended June 30, 2015 and 2014, respectively.

(3)

Includes equity-based compensation expense in the amount of $178 and $169 for the three months ended June 30, 2015 and 2014, respectively; and $330 and $331 for the six months ended June 30, 2015 and 2014, respectively.

(4)

Includes equity-based compensation expense in the amount of $537 and $551 for the three months ended June 30, 2014 and 2013, respectively; and $1,030 and $1,106 for the six months ended June 30, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three Month Ended June 30,
	2015	2014

Net income:	$730	$1,088
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gain/loss	(549)	330
Reclassification adjustments for losses (gains) included in net income	-	(5)
Net change	(549)	325
Cash flow hedges:
Changes in unrealized gains/losses	454	6
Reclassification adjustments for losses included in net income	145	-
Net change	599	6
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	2
Net change	5	2
Foreign currency translation adjustments, net	(5)	1
Other comprehensive income	50	334
Comprehensive income	$780	$1,422

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	Six months ended June 30,
	2015	2014

Net income:	$1,503	$100
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains/losses	(134)	270
Reclassification adjustments for losses (gains) included in net income	26	(65)
Net change	(108)	205
Cash flow hedges:
Changes in unrealized gains/losses	162	9
Reclassification adjustments for losses (gains) included in net income	625	(2)
Net change	787	7
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	10	5
Net change	10	5
Foreign currency translation adjustments, net	(53)	(5)
Other comprehensive income	636	212
Comprehensive income	$2,139	$312

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2015	2014

Net cash used in operating activities	$2,141	$567
Investing activities
Purchases of marketable securities	(15,342)	(37,296)
Proceeds from maturity of marketable securities	4,068	7,135
Proceeds from sales of marketable securities	10,332	31,989
Purchases of property and equipment	(1,202)	(698)
Decrease in restricted deposits	453
		1,130
Net cash (used in) provided by investing activities	(1,691)

Financial activities
Purchase of treasury stock	(6,346)	(7,895)
Issuance of common stock and treasury stock upon exercise of stock options	1,138	442

Net cash used in financing activities	(5,208)	(7,453)

Decrease- in cash and cash equivalents	$(4,758)	$(5,756)
Erosion- due to exchange rate differences	(55)	(9)
Cash and cash equivalents at the beginning of the period	$20,544	$23,578
Cash and cash equivalents at the end of the period	$15,731	$17,813

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three Months Ended June 30, 2014
Balance at March 31, 2014	22,127	$22	$351,937	$(120,360)	$(86,929)	$(943)	$143,727
Net income	-	-	-	-	1,088	-	1,088
Change in accumulated other comprehensive income	-	-	-	-	-	334	334
Purchase of treasury stock	(313)	*)	-	(2,632)	-	-	(2,632)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	29	*)	-	279	(251)	-	28
Equity-based compensation	-	-	1,461	-	-	-	1,461
Balance at June 30, 2014	21,843	$22	$353,398	$(122,713)	$(86,092)	$(609)	$144,006

Three Months Ended June 30, 2015
Balance at March 31, 2015	22,227	$22	$357,185	$(118,909)	$(87,853)	$(980)	$149,465
Net income	-	-	-	-	730	-	730
Change in accumulated other comprehensive income	-	-	-	-	-	50	50
Purchase of treasury stock	(425)	*)	-	(4,899)	-	-	(4,899)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	193	*)	-	1,879	(1,554)	-	325
Equity-based compensation	-	-	1,411	-	-	-	1,411
Balance at June 30, 2015	21,995	$22	$358,596	$(121,929)	$(88,677)	$(930)	$147,082

(*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of Common Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six Months Ended June 30, 2014
Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(83,535)	$(821)	$147,411
Net income	-	-	-	-	100	-	100
Change in accumulated other comprehensive income	-	-	-	-	-	212	212
Purchase of treasury stock	(909)	(1)	-	(7,894)	-	-	(7,895)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	185	1	-	1,813	(982)	-	832
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	217	*)	-	2,117	(1,675)	-	442
Equity-based compensation	-	-	2,904	-	-	-	2,904
Balance at June 30, 2014	21,843	$22	$353,398	$(122,713)	$(86,092)	$(609)	$144,006

Six Months Ended June 30, 2015
Balance at December 31, 2014	21,844	$22	$355,906	$(122,387)	$(85,352)	$(1,566)	$146,623
Net income	-	-	-	-	1,503	-	1,503
Change in accumulated other comprehensive income	-	-	-	-	-	636	636
Purchase of treasury stock	(550)	(1)	-	(6,345)	-	-	(6,346)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	116	*)	-	1,124	(260)	-	864
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	585	1	26	5,679	(4,568)	-	1,138
Equity-based compensation	-	-	2,664	-	-	-	2,664
Balance at June 30, 2015	21,995	$22	$358,596	$(121,929)	$(88,677)	$(930)	$147,082

*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2014.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Work-in-process	$6,499	$6,795
Finished goods	7,568	8,840

	$14,067	$15,635

Inventory write-off amounted to $311 and $11 for the six months ended June 30, 2015 and 2014, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited
Net income	$730	$1,088	$1,503	$100
Income per share:
Basic	$0.03	$0.05	$0.07	$0.00
Diluted	$0.03	$0.05	$0.06	$0.00
Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share (in thousands)	22,064	21,983	22,115	22,180
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,653	1,052	1,686	526
Weighted average number of shares of common stock used to compute diluted net income per share (in thousands)	23,717	23,035	23,801	22,706

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2015 and December 31, 2014:

	Amortized cost		Unrealized gains (losses), net		Fair value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Short term deposits	$2,686	$2,599	$-	$-	$2,686	$2,599
U.S. GSE securities	23,725	21,085	(16)	(34)	23,709	21,051
Corporate obligations	78,172	80,389	(387)	(262)	77,785	80,127

	$104,583	$104,072	$(403)	$(296)	$104,180	$103,777

The amortized cost of marketable debt securities and short-term deposits at June 30, 2015, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$11,968	$10	$(4)	$11,974
Due after one year to five years	92,615	90	(499)	92,206

	$104,583	$100	$(503)	$104,180

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2015, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2015 amounted to $63,252, while the unrealized losses for these marketable securities amounted to $503. Of the $503 unrealized losses outstanding as of June 30, 2015, a portion of which in the amount of $225 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $278 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2015 and 2014 were $4,068 and $7,135, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2015 and 2014 were $10,332 and $31,989, respectively. Net realized losses from the sale of available-for-sale securities for the six months ended June 30, 2015 were $26 compared to net realized gains for the six months ended June 30, 2014 of $65. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the six months ended June 30, 2015 and 2014 does not include tax benefits associated with equity-based compensation expenses.

The total amount of net unrecognized tax benefits was $1,277 and $1,031 at June 30, 2015 and December 31, 2014, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2015 and December 31, 2014, the Company had accrued interest and penalties relating to unrecognized tax benefits of $144 and $135, respectively.

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

Sales to VTech Holdings Ltd. represented 31% and 37% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively.

Sales to VTech represented 31% and 36% of the Company’s total revenues for the six months ended June 30, 2015 and 2014, respectively.

Sales to Guo Wei Electronics Ltd. (“Guo Wei Electronics”) represented 12% and 8% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively.

Sales to Guo Wei Electronics represented 11% and 8% of the Company’s total revenues for the six months ended June 30, 2015 and 2014, respectively.

Revenues derived from sales through the Company’s distributor, Ascend Technology Inc., (“Ascend Technology”) accounted for 18% and 11% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively.

Revenues derived from sales through Ascend Technology accounted for 17% and 11% of the Company’s total revenues for the six months ended June 30, 2015 and 2014, respectively.

Revenues derived from sales through the Company’s distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 18% and 21% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively, and 16% and 20% of the Company’s total revenues for the six months period ended June 30, 2015 and 2014, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% and 16% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively, and 13% and 14% of the Company’s total revenues for the six months period ended June 30, 2015 and 2014, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2015, the Company had no outstanding foreign exchange forward contracts and outstanding option contracts in the amount of $12,000. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $223 and $54, respectively, at June 30, 2015. The Company recorded a net amount of $169 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheets at June 30, 2015.

The amount recorded as loss in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2015 that resulted from the above referenced hedging transactions was $490, $49 and $86, respectively.

The amount recorded as loss in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2015 that resulted from the above referenced hedging transactions was $114, $11 and $20, respectively.

The fair value of the outstanding derivative instruments at June 30, 2015 and December 31, 2014 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2015	As of December 31, 2014
Derivative Assets (Liabilities)
Foreign exchange forward and options contracts	Accrued expenses and other accounts payable	-	(618)
	Other accounts receivable and prepaid expenses (*)	169	-

Total		$169	$(618)

(*)     Estimated to be reclassified into earnings during 2015 and 2016.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2015	2014	2015	2014
Foreign exchange forward and option contracts	$454	$6	$162	$9

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2015	2014	2015	2014
Foreign exchange forward and option contracts	Operating expenses	$(145)	$-	$(625)	$2

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended June 30, 2015 and June 30, 2014:

No employee stock options, stock appreciation rights (“SAR”) or restricted stock units (“RSU”) were granted during the three months ended June 30, 2015 and 2014.

Employee Stock Benefit Plans

As of June 30, 2015, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2015, approximately 1,287,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 1,055,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs / RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)

	in thousands			in thousands
Outstanding at March 31, 2015	4,340	$5.95
Options granted	-	-
RSUs granted	-	-
Options / SARs / RSUs cancelled/forfeited/expired	(2)	-
Options / SARs exercised and RSUs vested	(326)	$5.63
Outstanding at June 30, 2015 (1)	4,012	$5.97	3.72	$18,531
Exercisable at June 30, 2015 (2)	2,491	$7.5	3.17	$7,938

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2015 ($10.33 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 3,391,000 shares of the Company’s common stock as of June 30, 2015. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,951,000 shares of the Company’s common stock as of June 30, 2015.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2015 with exercise prices above $10.33 per share (the closing price of the Company’s common stock on June 30, 2015) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price
Above $10.33	100	$19.27	179	$11.20	279	$14.09
Less than $10.33	2,391	$7.01	1,342	$2.43	3,733	$5.37
Total	2,491	$7.50	1,521	$3.47	4,012	$5.97

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2015 and 2014 totaled $1,411 and $1,461, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended June 30, 2015 and 2014.

As of June 30, 2015, there was $5,338 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2015 through 2019.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Components of net periodic benefit cost:
Service cost and amortization of loss	$12	$8
Interest cost	9	15
Expected return on plan assets	(2)	(3)
Net periodic benefit cost (income)	$19	$(20)

The net pension liability as of June 30, 2015 amounted to $1,005.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015:

	Balance as of	Fair Value Measurements
	June 30, 2015	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,254	$1,254	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$1,499	-	$1,499	-
Corporate debt securities	$7,789	-	$7,789	-

Long-term marketable securities:
U.S. GSE securities	$22,210	-	$22,210	-
Corporate debt securities	$69,996	-	$69,996	-

Derivative assets	$169	-	$169	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2015 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first six months of 2015, the Company repurchased 550,027 shares of common stock at an average purchase price of $11.54 per share for an aggregate purchase price of $6,346. As of June 30, 2015, 653,574 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2015, the Company issued approximately 701,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$32,055	$32,495	$7,112	$6,290
Office	$5,192	$3,781	$(1,102)	$(164)
Mobile	$-	$-	$(3,150)	$(2,939)
Total	$37,247	$36,276	$2,860	$3,187

Selected operating results information for each business segment was as follows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$66,406	$63,200	$14,288	$10,895
Office	$8,876	$5,962	$(1,715)	$(732)
Mobile	$-	$-	$(6,987)	$(5,955)
Total	$75,282	$69,162	$5,586	$4,208

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2015:

	Three months	Six months
Income from operations	$2,860	$5,586
Unallocated corporate, general and administrative expenses	(503)	(1,141)
Equity-based compensation expenses	(1,411)	(2,664)
Intangible assets amortization expenses	(321)	(642)
Financial income, net	291	626
Total consolidated income before taxes	$916	$1,765

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2014:

	Three months	Six months
Income from operations	$3,187	$4,208
Unallocated corporate, general and administrative expenses	(561)	(1,133)
Equity-based compensation expenses	(1,461)	(2,904)
Intangible assets amortization expenses	(397)	(794)
Financial income, net	297	709
Total consolidated income before taxes	$1,065	$86

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$146	$(430)	$(430)	$(266)	$(980)
Other comprehensive income (loss) before reclassifications	(549)	454	-	(5)	(100)
Losses reclassified from accumulated other comprehensive income (loss)	-	145	5	-	150
Net current period other comprehensive income (loss)	(549)	599	5	(5)	50
Ending balance	$(403)	$169	$(425)	$(271)	$(930)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	-	Financial income, net
	-	Provision for income taxes
	-	Total, net of income taxes

Losses on cash flow hedges
	114	Research and development
	11	Sales and marketing
	20	General and administrative
	145	Total, before income taxes
	-	Provision for income taxes
	145	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing
	5	Total, before income taxes
	-	Provision for income taxes
	5	Total, net of income taxes

Total reclassifications for the period	$150	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(295)	$(618)	$(435)	$(218)	$(1,566)
Other comprehensive income (loss) before reclassifications	(134)	162	-	(53)	(25)
Losses reclassified from accumulated other comprehensive income (loss)	26	625	10	-	661
Net current period other comprehensive income (loss)	(108)	787	10	(53)	636

Ending balance	$(403)	$169	$(425)	(271)	$(930)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	$26	Financial income, net
	-	Provision for income taxes
	26	Total, net of income taxes

Losses on cash flow hedges
	490	Research and development
	49	Sales and marketing
	86	General and administrative
	625	Total, before income taxes
	-	Provision for income taxes
	625	Total, net of income taxes

Losses on components of defined benefit plans	6	Research and development
	4	Sales and marketing
	10	Total, before income taxes
	-	Provision for income taxes
	10	Total, net of income taxes

Total reclassifications for the period	$661	Total, net of income taxes

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

The Company recorded grants in the amount of $1,550 and $1,156 for the three months ended June 30, 2015 and 2014, respectively.

The Company recorded grants in the amount of $1,614 and $2,037 for the six months ended June 30, 2015 and 2014, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the rest of 2015;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●	Our anticipation that our research and development expense will be higher in 2015 than 2014;

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

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2015 as compared to 2014;

●	Our belief that commercial shipments of products incorporating our new products will continue during the rest of 2015;

●	Our belief that we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015;and

●	Our belief that our available cash and cash equivalents at June 30, 2015 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 74% of our total revenues for the first half of 2015.

Our revenues were $75.3 million for the first half of 2015, an increase of 9% in comparison to the same period of 2014, mainly due to an increase in sales of our home gateway and VOIP products. Sales of our cordless telephony products increased from $55.9 million for the first half of 2014 to $56.1 million for the first half of 2015, representing 74% of our total revenues for the first half of 2015, as compared to 81% of our total revenues for the first half of 2014. Sales of our home gateway products increased from $4.9 million for the first half of 2014 to $8.1 million for the first half of 2015, representing 11% of our total revenues for the first half of 2015, as compared to 7% of our total revenues for the first half of 2014. Sales of our VOIP products increased from $6.0 million for the first half of 2014 to $8.9 million for the first half of 2015, representing 12% of our total revenues for the first half of 2015, as compared to 9% of our total revenues for the first half of 2014. Sales of our DECT 6.0 products for the U.S. market increased from $22.9 million for the first half of 2014 to $25.4 million for the first half of 2015. Sales of our DECT products for the European market increased from $25.5 million for the first half of 2014 to $28.7 million for the first half of 2015. Revenues derived from the sale of DECT products, which include cordless telephony and home gateway products, represented 81% and 82% of our total revenues for the first half of 2015 and 2014, respectively. Our gross margin increased to 40.9% of our total revenues for the first half of 2015 from 40.2% for the first half of 2014, primary due to (i) an increase in total revenues and (ii) a change in the mix of products sold and mix of customers. Our operating income was $1.1 million for the first half of 2015, as compared to an operating loss of $0.6 million for the first half of 2014. The change from operating loss to operating income was mainly as a result of an increase in total revenues and gross margin during the first half of 2015, as compared to the first half of 2014, offset to some extent by an increase in operating expenses, mainly in research and development expenses, during the first half of 2015, as compared to the first half of 2014. Our operating expenses increased by 4.3% to $29.6 million for the first half of 2015, as compared to $28.4 million for the first half of 2014.

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

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products. Commercial shipments for some products have begun with more shipments to occur during the rest of 2015. Aggregate revenues derived from our new products were 26% and 19% of our total revenues for the first half of 2015 and 2014, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2015 as compared to 2014, including generating revenues from products in our Mobile segment in 2015. Moreover, we believe we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. For example, although a number of potential customers have expressed interest, we have not yet started mass shipments for our HDClear product for mobile devices. Furthermore, although our new products targeted for home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. As an example, we expect our research and development spending to increase in 2015 as compared to 2014. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of June 30, 2015, our principal source of liquidity consisted of cash and cash equivalents of $15.7 million and marketable securities and short term deposits of $104.2 million, totaling $119.9 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $37.2 million for the second quarter of 2015, as compared to $36.3 million for the same period in 2014. Our total revenues were $75.3 million for the first six months of 2015, as compared to $69.2 million for the same period in 2014. The increase for the first six months of 2015 compared to the comparable period of 2014 was primarily as a result of increased sales of our home gateway and VOIP products. The increase for the second quarter of 2015 as compared to the comparable period of 2014 was primarily as a result of increased sales of our home gateway and VOIP products, offset to some extent by a decrease in sales of our cordless telephony products.

Sales of our cordless telephony products decreased from $29.1 million for the second quarter of 2014 to $27 million for the second quarter of 2015, representing 72% of our total revenues for the second quarter of 2015, as compared to 80% of our total revenues for the second quarter of 2014 and represented a decrease of 7% in absolute dollars for the comparable periods. The above mentioned decrease was mainly attributable to decreased demand from our customers, mainly for the US and Japanese domestic end markets. Sales of our cordless telephony products increased from $55.9 million for the first half of 2014 to $56.1 million for the first half of 2015, representing 74% of our total revenues for the first half of 2015, as compared to 81% of our total revenues for the first half of 2014. The decrease in sales of our cordless telephony products as a percentage of our total revenues for the six months ended June 30, 2015 as compared to 2014 was mainly due to the increase in our total revenues for the comparable periods.

Sales of our home gateway products increased from $2.4 million for the second quarter of 2014 to $3.6 million for the second quarter of 2015, representing 10% of our total revenues for the second quarter of 2015, as compared to 7% of our total revenues for the second quarter of 2014, and represented an increase of 51% in absolute dollars for the comparable periods. Sales of our home gateway products increased from $4.9 million for the first half of 2014 to $8.1 million for the first half of 2015, representing 11% of our total revenues for the first half of 2015, as compared to 7% of our total revenues for the first half of 2014, and represented an increase of 65% in absolute dollars for the comparable periods.

The above mentioned increase was mainly attributable to the increased acceptance and adoption of HD voice as DECT solution is the preferred medium for transmitting HD voice wirelessly at home.

Sales of our VOIP products increased from $3.8 million for the second quarter of 2014 to $5.2 million for the second quarter of 2015, representing 14% of our total revenues for the second quarter of 2015, as compared to 10% of our total revenues for the second quarter of 2014, and represented an increase of 37% in absolute dollars for the comparable periods. Sales of our VOIP products increased from $6.0 million for the first half of 2014 to $8.9 million for the first half of 2015, representing 12% of our total revenues for the first half of 2015, as compared to 9% of our total revenues for the first half of 2014, and represented an increase of 49% in absolute dollars for the comparable periods. The above mentioned increase was mainly attributable to a growth in market demand for our VOIP products that resulted in the growth of our market share within this domain.

Sales of our DECT 6.0 products, which include cordless telephony and home gateway products, for the U.S end market were $13.1 million and $12.6 million for the second quarter of 2015 and 2014, respectively, representing 35% of our total revenues for both second quarters of 2015 and 2014. Sales of our DECT 6.0 products for the U.S end market were $25.4 million and $22.9 million for the first half of 2015 and 2014, respectively, representing 34% and 33% of our total revenues for the first half of 2015 and 2014, respectively.

Sales of our DECT products, which include cordless telephony and home gateway products, for the European market were $13.3 million and $13.0 million for the second quarter of 2015 and 2014, respectively, representing 36% of our total revenues for both second quarters of 2015 and 2014. Sales of our DECT products for the European market were $28.7 million and $25.5 million for the first half of 2015 and 2014, respectively, representing 38% and 37% of our total revenues for the first half of 2015 and 2014, respectively.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
United States	$816	$1,254	$1,306	$1,960
Japan	6,954	7,926	13,450	15,008
Europe	2,508	1,392	5,110	3,024
Hong-Kong	18,093	20,261	38,080	38,996
China	2,425	1,850	5,106	3,233
Taiwan	5,498	2,232	9,697	4,261
Other	953	1,361	2,533	2,680
Total revenues	$37,247	$36,276	$75,282	$69,162

Sales to our customers in Hong Kong decreased for the second quarter and the first half of 2015, as compared to the comparable periods of 2014, representing a 11% and 2% decrease in absolute dollars, respectively. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from (i) a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 15% and 7% decrease in absolute dollars for the second quarter and the first half of 2015, respectively, as compared to the comparable periods of 2014, and (ii) a decrease in sales to CCT Tech International Limited (CCT Tech”), representing a 32% and 17% decrease in absolute dollars for the second quarter and the first half of 2015, respectively, as compared to the comparable periods of 2014. The above mentioned decreases were offset to some extent by an increase in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”), representing a 45% and 56% increase in absolute dollars for the second quarter and the first half of 2015, respectively, as compared to the comparable periods of 2014. Sales to our customers in Japan decreased for the second quarter and the first half of 2015 as compared to the same periods of 2014, representing a decrease of 12% and 10% in absolute dollars, respectively. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, representing a 40% and 44% decrease in absolute dollars for the second quarter and the first half of 2015, respectively, as compared to the second quarter and the first half of 2014, offset to some extent for the first half of 2015, as compared to the first half of 2014, by an increase in sales to Uniden America Corporation (“Uniden”), representing a 42% increase in absolute dollars for the first half of 2015, as compared to the first half of 2014.

Sales to our customers in Taiwan increased for the second quarter and first half of 2015, as compared to the same periods of 2014, representing an increase of 146% and 128% in absolute dollars, respectively. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”).

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 31% and 37% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Sales to VTech represented 31% and 36% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

Sales to Guo Wei Electronics represented 12% and 8% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Sales to Guo Wei Electronics represented 11% and 8% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

Revenues derived from sales through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), accounted for 18% of our total revenues for the three months ended June 30, 2015, as compared to 21% for the comparable period of 2014. Revenues derived from sales through Tomen Electronics accounted for 16% of our total revenues for the six months ended June 30, 2015, as compared to 20% for the comparable period of 2014.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 15% and 16% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Sales to Panasonic through Tomen Electronics generated 13% and 14% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

Revenues derived from sales through our distributor, Ascend Technology accounted for 18% and 11% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Revenues derived from sales through Ascend Technology, accounted for 17% and 11% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Ascend Technology sells our products to a limited number of customers, however none of those customers accounted for more than 10% of our total revenues for the three and six months ended June 30, 2015 and 2014.

Significant Products. Revenues from our digital cordless telephony products represented 72% and 80% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Revenues from our digital cordless telephony products represented 74% and 81% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2015. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 10% and 7% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Revenues from our home gateway products represented 11% and 7% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

Revenues from our VOIP products represented 14% and 10% of our total revenues for the three months ended June 30, 2015 and 2014, respectively. Revenues from our VOIP products represented 12% and 9% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

Gross Profit. Gross profit as a percentage of revenues was 40.9 % for the second quarter of 2015 and 40.7% for the second quarter of 2014. Gross profit as a percentage of revenues was 40.9% for the first half of 2015 and 40.2% for the first half of 2014. The increase in our gross profit for the comparable periods was primarily due to (i) an increase in total revenues, and (ii) a change in the mix of products sold and customers.

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

Research and Development Expenses, net. Our research and development expenses, net, increased to $8.9 million for the second quarter of 2015 from $8.0 million for the second quarter of 2014. Research and development expenses, net, increased to $18.0 million for the first six months of 2015 from $16.2 million for the first six months of 2014. The increase for the second quarter of 2015 was mainly due to an increase in IP and Tape-Out expenses in the amount of $1.7 million for the second quarter of 2015, as compared to the second quarter of 2014. The above mentioned increase was partially offset by (i) an increase in funding received from the Israeli Office of the Chief Scientist (“OCS”) during the second quarter of 2015 that amounted to $1.6 million, compared to $1.2 million in the second quarter of 2014 and (ii) a decrease in payroll and overhead expenses, mainly due to devaluation of the NIS against the U.S. dollar, which decreased our Israeli overhead and employee labor expenses

The increase in research and development expenses, net, in the first half of 2015 compared to the first half of 2014 was mainly due to increase in IP and Tape Out expenses in the amount of $1.7 million.

Our research and development expenses, net, as a percentage of our total revenues were 24% and 22% for the three months ended June 30, 2015 and 2014, respectively, and 24% and 23% for the six months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three and six months period ended June 30, 2015 was mainly due to an increase in research and development expenses, net, for the comparable periods, which was offset to some extent by an increase in our total revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.0 million for the second quarter of 2015 from $2.9 million for the second quarter of 2014. Sales and marketing expenses were $6.0 million for both first six months of 2015 and 2014.

General and Administrative Expenses. Our general and administrative expenses were $2.5 million and $2.6 million for the second quarter of 2015 and 2014, respectively. Our general and administrative expenses decreased to $5.0 million for the first six months of 2015 from $5.4 million for the first six months of 2014. The decrease in general and administrative expenses for the second quarter and the first six months of 2015, as compared to the comparable periods of 2014, was mainly due to a decrease in legal expenses related to patents and trademarks, which amounted to $0 and $0.1 million for the three and six months period ended June 30, 2015, respectively, compared to $0.1 million and $0.4 million for the comparable periods in 2014.

General and administrative expenses as a percentage of our total revenues were 7% for both three months ended June 30, 2015 and 2014, and 7% and 8% for the six months ended June 30, 2015 and 2014, respectively. The decrease in general and administrative expenses as a percentage of our total revenues for the six months ended June 30, 2015 as compared to 2014 was mainly due to a decrease in general and administrative expenses for the comparable periods, along with an increase in our total revenues for the comparable periods. .Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 74% and 81% of our total revenues for the first six months of 2015 and 2014, respectively, and (ii) revenues from home gateway products exceeded 10% of our total consolidated revenues and amounted to 11% and 7% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all size low-cost VOIP terminals with converged voice and data applications. No revenues derived from products in the office segment exceeded 10% of our total consolidated revenues for the three and six months ended June 30, 2015 and 2014.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. No revenues were derived from this segment for the three and six months ended June 30, 2015 and 2014.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2015 and 2014:

	Three months ended June 30
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$32,055	$32,495	$7,112	$6,290
Office	$5,192	$3,781	$(1,102)	$(164)
Mobile	$-	$-	$(3,150)	$(2,939)
Total	$37,247	$36,276	$2,860	$3,187

Selected operating results information for each business segment was as follows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$66,406	$63,200	$14,288	$10,895
Office	$8,876	$5,962	$(1,715)	$(732)
Mobile	$-	$-	$(6,987)	$(5,955)
Total	$75,282	$69,162	$5,586	$4,208

Sales to our customers in the home segment increased for the first half of 2015 as compared to the first half of 2014, representing an increase of 5% in absolute dollars. The increase in our sales in the home segment for the comparable periods was mainly attributable to increased sales of our home gateway products. Sales to our customers in the home segment decreased for the second quarter of 2015 as compared to the second quarter of 2014, representing a decrease of 1% in absolute dollars. The decrease in our sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones over the comparable periods, offset to some extent by increased sales of our home gateway products.

Sales to our customers in the office segment increased for the second quarter and first six months of 2015 as compared to the second quarter and first six months of 2014, representing an increase of 37% and 49% in absolute dollars, respectively. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in our market share of VOIP products.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of Intangible Assets. During the first three and six months of 2015, we recorded an expense of $0.3 and $0.6 million, respectively, relating to the amortization of intangible assets associated with the acquisition of BoneTone Communications (“BoneTone”) in 2011. During the first three and six months of 2014, we recorded an expense of $0.4 and $0.8 million, respectively, relating to the amortization of intangible assets associated with the acquisitions of the CIPT business of NXP B.V. and BoneTone.

Financial Income, net. Financial income, net, amounted to $0.3 million for both three months ended June 30, 2015 and 2014. Financial income, net, for the six months ended June 30, 2015 decreased to $0.6 million from $0.7 million for the six months ended June 30, 2014. The decrease in financial income, net, for the first six months of 2015, as compared to the same periods in 2014, was mainly due to $0.1 million of gains realized from sales of certain of our marketable securities for the first six months of 2014, as compared to no such gains for the first six months of 2015.

Provision for Income Taxes. Our income tax expenses were $0.2 and $0.3 million for the first three and six months of 2015, as compared to no income tax expenses during the second quarter and the first half of 2014. The income tax expenses for the second quarter and the first half of 2015 were mainly attributed to current tax expenses of $0.3 million and $0.4 million, respectively, offset to some extent by income in the amount of $0.1 million and $0.2 million for the second quarter and first half of 2015, respectively, resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first half of 2015, we generated $2.1 million of cash and cash equivalents for our operating activities, as compared to $0.6 million cash generated from operating activities for the first half of 2014. The increase in cash generated from our operating activities during the first half of 2015 as compared to the first half of 2014, was mainly due to (i) a decrease in inventories of $1.5 million during the first half of 2015 as compared to a decrease of $0.3 million during the first half of 2014 and (ii) an increase in net income, excluding noncash items, such as depreciation, equity based compensation expenses, amortization of intangible assets, in the amount of $1.1 million.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first six months of 2015, we purchased $15.3 million of marketable securities, as compared to $37.3 million used to purchase marketable securities during the first six months of 2014. During the first six months of 2015, $4.1 million of marketable securities matured and were called by the issuers, as compared to $7.1 million during the first six months of 2014. During the first six months of 2015 and 2014, $10.3 million and $32.0 million, respectively, of marketable securities were sold. As of June 30, 2015, the amortized cost of our marketable securities and short term deposits was $104.6 million and their stated market value was $104.2 million, representing an unrealized loss of $0.4 million.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.2 and $0.7 million, for the first six months of 2015 and 2014, respectively.

Financing Activities. During the first six months of 2015, we repurchased 550,027 shares of common stock at an average purchase price of $11.54 per share for an aggregate purchase price of $6.3 million. During the first six months of 2014, we repurchased 908,914 shares of common stock at an average purchase price of $8.69 per share for an aggregate purchase price of $7.9 million. In addition, during the first half of 2015, we received $1.1 million upon the exercise of employee stock options, as compared to $0.4 million for the first half of 2014. We cannot predict cash flows from exercises of stock options for future periods.

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

At June 30, 2015, approximately 0.7 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of June 30, 2015, we had cash and cash equivalents, marketable securities and short-term deposits totaling approximately $119.9  million , of which $106.0 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at June 30, 2015 was approximately $39.9 million, compared to $37.9 as of June 30, 2014. The increase in working capital was mainly due to (i) cash and cash equivalents generated since June 30, 2014 through June 30, 2015 from our operating activities, and (ii) cash received upon the exercise of employees stock options in amount of $2.5 million between June 30, 2014 through June 30, 2015. Those above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $10.9 million since June 30, 2014 through June 30, 2015. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2015, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2015. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Sales of our digital cordless telephony products comprised 74% and 81% of our total revenues for the first half of 2015 and 2014, respectively. Sales of our digital cordless telephony products comprised 72% and 80% of our total revenues for the second quarter of 2015 and 2014, respectively. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Tech and Guo Wei Electronics accounted for approximately 61% and 66% of our total revenues for the first half of 2015 and 2014, respectively. Sales to VTech represented 31% and 36% of our total revenues for the first half of 2015 and 2014, respectively. Sales to Panasonic represented 13% and 14% of our total revenues for the first half of 2015 and 2014, respectively. Sales to Shenzhen Guo Wei Electronics Ltd represented 11% and 8% of our total revenues for the first half of 2015 and 2014, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. This is especially the case for our HDClear product family. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle

Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues.

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 16% and 20% of our total revenues for the first half of 2015 and 2014, respectively. Revenues derived from sales through another distributor, Ascend Technology Inc. (“Ascend Technology”), accounted for 17% and 11% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 13% and 14% of our total revenues for the first half of 2015 and 2014, respectively. The loss of Tomen Electronics and/or Ascend Technology as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 97% of our total revenues for the first half of 2015 and 2014, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2015, 195 of our 311 employees were located in Israel, including 132 out of 195 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 97% of our total revenues for the first quarter of 2015 and 2014, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2015, we repurchased 425,316 shares of common stock at an average purchase price of $11.52 per share for approximately $4.9 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (April 1, 2015 to April 30, 2015)	165,691	11.87	165,691	913,199
Month #2 (May 1, 2015 to May 31, 2015)	232,351	11.29	232,351	680,848
Month #3 (June 1, 2015 to June 30, 2015)	27,274	11.31	27,274	653,574	(1)

(1) The number represents the number of shares of our common stock that remain available for repurchase as of June 30, 2015 pursuant to our board’s authorizations.

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

At June 30, 2015, approximately 0.7 million shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3.  defaults upon senior securities.

Not applicable.

ITEM 4.  mine safety disclosure.

Not applicable.

ITEM 5.  other information,

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit 3.1	Second Restated Certificate of Incorporation. (1)

Exhibit 3.2	Amended and Restated Bylaws. (2)

Exhibit 10.1	Amended and Restated 2012 Equity Incentive Plan (3)

Exhibit 10.2	Amended and Restated 1993 Employee Stock Purchase Plan

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________________

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2015, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2015, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: August 10, 2015	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)