Form 10-Q
period 2015-09-30
DSP GROUP INC /DE/
filed 2015-11-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 3, 2015, there were 21,642,273 shares of Common Stock ($.001 par value per share) outstanding.

2

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,492	$20,544
Restricted deposit	168	623
Marketable securities and short-term deposits	17,702	11,508
Trade receivables	22,699	20,298
Deferred income taxes	743	775
Other accounts receivable and prepaid expenses	3,370	1,902
Inventories	12,084	15,635

TOTAL CURRENT ASSETS	69,258	71,285

PROPERTY AND EQUIPMENT, NET	3,513	2,843

LONG-TERM ASSETS:
Long-term marketable securities	86,262	92,269
Long-term prepaid expenses and lease deposits	1,261	1,162
Deferred income taxes	102	149
Severance pay fund	11,337	10,860
Investment in other companies	2,200	2,200
Intangible assets, net	4,172	5,135
Goodwill	5,276	5,276

	110,610	117,051

TOTAL ASSETS	$183,381	$191,179

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$10,841	$15,282
Accrued compensation and benefits	7,407	9,408
Income tax accruals and payables	1,570	1,151
Accrued expenses and other accounts payable	5,894	5,852

Total current liabilities	25,712	31,693

LONG-TERM LIABILITIES:
Deferred income taxes	590	845
Accrued severance pay	11,440	10,929
Accrued pensions	1,018	1,089

Total long-term liabilities	13,048	12,863

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding shares: 21,692,599 and 21,843,950 shares at September 30, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	359,857	355,906
Treasury stock	(124,522)	(122,387)
Accumulated other comprehensive loss	(810)	(1,566)
Accumulated deficit	(89,926)	(85,352)

Total stockholders’ equity	144,621	146,623

Total liabilities and stockholders’ equity	$183,381	$191,179

Note: The balance sheet at December 31, 2014 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$35,219	$36,715	$110,501	$105,877
Cost of revenues (1)	20,646	22,187	65,158	63,554

Gross profit	14,573	14,528	45,343	42,323
Operating expenses:
Research and development, net (2)	8,709	8,083	26,680	24,313
Sales and marketing (3)	3,071	2,892	9,108	8,925
General and administrative (4)	2,409	2,580	7,390	7,941
Intangible assets amortization	321	397	963	1,191
Total operating expenses	14,510	13,952	44,141	42,370
Operating income (loss)	63	576	1,202	(47)
Interest and other income, net	245	186	871	895
Income before taxes on income	308	762	2,073	848
Taxes on income (income tax benefit)	141	(11)	403	(25)

Net income	$167	$773	$1,670	$873
Net income per share:
Basic	$0.01	$0.04	$0.08	$0.04
Diluted	$0.01	$0.03	$0.07	$0.04

Weighted average number of shares used in per share computations of net income:
Basic	21,830	21,830	22,020	22,064
Diluted	22,868	23,073	23,490	22,829

(1)

Includes equity-based compensation expense in the amount of $75 and $71 for the three months ended September 30, 2015 and 2014, respectively; and $228 and $237 for the nine months ended September 30, 2015 and 2014, respectively.

(2)

Includes equity-based compensation expense in the amount of $546 and $568 for the three months ended September 30, 2015 and 2014, respectively; and $1,697 and $1,869 for the nine months ended September 30, 2015 and 2014, respectively.

(3)

Includes equity-based compensation expense in the amount of $161 and $150 for the three months ended September 30, 2015 and 2014, respectively; and $491 and $481 for the nine months ended September 30, 2015 and 2014, respectively.

(4)

Includes equity-based compensation expense in the amount of $479 and $507 for the three months ended September 30, 2015 and 2014, respectively; and $1,509 and $1,613 for the nine months ended September 30, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended September 30,
	2015	2014

Net income:	$167	$773
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gain/loss	397	(404)
Reclassification adjustments for losses (gains) included in net income	-	3
Net change	397	(401)
Cash flow hedges:
Changes in unrealized gains/losses	(240)	(528)
Reclassification adjustments for (gains) losses included in net income	(4)	97

Net change	(244)	(431)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	3

Net change	5	3

Foreign currency translation adjustments, net	(38)	5

Other comprehensive income (loss)	120	(824)

Comprehensive income (loss)	$287	$(51)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (U.S. dollars in thousands)

	Nine months ended September 30,
	2015	2014

Net income:	$1,670	$873
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains/losses	263	(134)
Reclassification adjustments for losses (gains) included in net income	26	(62)

Net change	289	(196)
Cash flow hedges:
Changes in unrealized gains/losses	(77)	(516)
Reclassification adjustments for losses included in net income	620	92

Net change	543	(424)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	15	9

Net change	15	9

Foreign currency translation adjustments, net	(91)	(1)

Other comprehensive income (loss)	756	(612)

Comprehensive income	$2,426	$261

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$3,954	$3,734
Investing activities
Purchases of marketable securities	(26,340)	(50,205)
Proceeds from maturity of marketable securities	14,157	9,896
Proceeds from sales of marketable securities	11,492	40,821
Purchases of property and equipment	(1,629)	(1,002)
Decrease (increase) in restricted deposits	455	(327)

Net cash used in investing activities	(1,865)	(817)

Financial activities
Purchase of treasury stock	(11,194)	(12,484)
Issuance of common stock and treasury stock upon exercise of stock options	1,138	514

Net cash used in financing activities	(10,056)	(11,970)

Decrease- in cash and cash equivalents	(7,967)	(9,053)

Erosion- due to exchange rate differences	(85)	(16)

Cash and cash equivalents at the beginning of the period	20,544	23,578

Cash and cash equivalents at the end of the period	12,492	14,509

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended September 30, 2014	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2014	21,843	$22		$353,398	$(122,713)	$(86,092)	$(609)	$144,006
Net income	-	-		-	-	773	-	773
Change in accumulated other comprehensive loss	-	-		-	-	-	(824)	(824)
Purchase of treasury stock	(505)	(1)		-	(4,588)	-	-	(4,589)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	124	1		-	1,217	(329)	-	889
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	78	*	)	-	755	(681)	-	74
Equity-based compensation	-	-		1,296	-	-	-	1,296
Balance at September 30, 2014	21,540	$22		$354,694	$(125,329)	$(86,329)	$(1,433)	$141,625
Three Months Ended
September 30, 2015
Balance at June 30, 2015	21,995	$22		$358,596	$(121,929)	$(88,677)	$(930)	$147,082
Net income	-	-		-	-	167	-	167
Change in accumulated other comprehensive income	-	-		-	-	-	120	120
Purchase of treasury stock	(540)	*	)	-	(4,912)	-	-	(4,912)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	117	*	)	-	1,141	(238)	-	903
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	121	*	)	-	1,178	(1,178)		-
Equity-based compensation	-	-		1,261	-	-	-	1,261
Balance at September 30, 2015	21,693	$22		$359,857	$(124,522)	$(89,926)	$(810)	$144,621

(*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Nine Months Ended September 30, 2014	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	22,350	$22		$350,494	$(118,749)	$(83,535)	$(821)	$147,411
Net income	-	-		-	-	873	-	873
Change in accumulated other comprehensive loss	-	-		-	-	-	(612)	(612)
Purchase of treasury stock	(1,414)	(1)		-	(12,483)	-	-	(12,484)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	311	1		-	3,031	(1,309)	-	1,723
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	293	*	)	-	2,872	(2,358)	-	514
Equity-based compensation	-	-		4,200	-	-	-	4,200
Balance at September 30, 2014	21,540	$22		$354,694	$(125,329)	$(86,329)	$(1,433)	$141,625
Nine Months Ended
September 30, 2015
Balance at December 31, 2014	21,843	$22		$355,906	$(122,387)	$(85,352)	$(1,566)	$146,623
Net income	-	-		-	-	1,670	-	1,670
Change in accumulated other comprehensive income	-	-		-	-	-	756	756
Purchase of treasury stock	(1,090)	(1)		-	(11,259)	-	-	(11,260)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*	)	-	2,269	(500)	-	1,769
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	705	1		26	6,855	(5,744)		1,138
Equity-based compensation	-	-		3,925	-	-	-	3,925
Balance at September 30, 2015	21,693	$22		$359,857	$(124,522)	$(89,926)	$(810)	$144,621

*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2014.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Work-in-process	$5,284	$6,795
Finished goods	6,800	8,840

	$12,084	$15,635

Inventory write-off amounted to $384 and $48 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE C—NET INCOME PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income (loss) per share further includes the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 260 "Earnings per Share." The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Unaudited
Net income	$167	$773	$1,670	$873
Income per share:
Basic	$0.01	$0.04	$0.08	$0.04
Diluted	$0.01	$0.03	$0.07	$0.04
Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share (in thousands)	21,830	21,830	22,020	22,064
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,038	1,243	1,470	765
Weighted average number of shares of common stock used to compute diluted net income per share (in thousands)	22,868	23,073	23,490	22,829

NOTE D—MARKETABLE SECURITIES and time deposits

The Company accounts for investments in marketable securities in accordance with FASB ASC No.320-10 "Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2015 and December 31, 2014:

	Amortized cost		Unrealized gains (losses), net		Fair value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short term deposits	$2,583	$2,599	$-	$-	$2,583	$2,599
U.S. GSE securities	23,594	21,085	39	(34)	23,633	21,051
Corporate obligations	77,795	80,389	(47)	(262)	77,748	80,127

	$103,972	$104,072	$(8)	$(296)	$103,964	$103,777

The amortized cost of marketable debt securities and short-term deposits at September 30, 2015, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$17,677	$27	$(2)	$17,702
Due after one year to five years	86,295	149	(182)	86,262

	$103,972	$176	$(184)	$103,964

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2015, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2015 amounted to $39,021, while the unrealized losses for these marketable securities amounted to $184. Of the $184 unrealized losses outstanding as of September 30, 2015, a portion of which in the amount of $44 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $140 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2015 and 2014 were $14,157 and $9,896, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2015 and 2014 were $11,492 and $40,821, respectively. Net realized losses from the sale of available-for-sale securities for the nine months ended September 30, 2015 were $26 compared to net realized gains for the nine months ended September 30, 2014 of $62. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the nine months ended September 30, 2015 and 2014 does not include tax benefits associated with equity-based compensation expenses.

The total amount of net unrecognized tax benefits was $1,388 and $1,031 at September 30, 2015 and December 31, 2014, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2015 and December 31, 2014, the Company had accrued interest and penalties relating to unrecognized tax benefits of $156 and $135, respectively.

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

Sales to VTech Holdings Ltd. represented 32% and 34% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively.

Sales to VTech represented 31% and 36% of the Company’s total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Sales to Guo Wei Electronics Ltd. ("Guo Wei Electronics") represented 11% and 6% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively.

Sales to Guo Wei Electronics represented 11% and 7% of the Company’s total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Revenues derived from sales through the Company’s distributor, Ascend Technology Inc., ("Ascend Technology") accounted for 13% and 12% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively.

Revenues derived from sales through Ascend Technology accounted for 16% and 11% of the Company’s total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Revenues derived from sales through the Company’s distributor, Tomen Electronics Corporation ("Tomen Electronics"), accounted for 18% and 22% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively, and 17% and 21% of the Company’s total revenues for the nine months period ended September 30, 2015 and 2014, respectively. The Japanese market and the OEMs that operate in that market are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. ("Panasonic"), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 15% and 17% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively, and 13% and 15% of the Company’s total revenues for the nine months period ended September 30, 2015 and 2014, respectively.

NOTE G—DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with FASB. ASC No. 815 "Derivatives and Hedging" ("ASC 815"). Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward contracts and put options (collectively, "hedging contracts"). The policy, however, prohibits the Company from speculating on hedging contracts for profit.

To protect against the increase in value of forecasted foreign currency cash flows resulting from salary and lease payments of its Israeli facilities denominated in the Israeli currency, the New Israeli Shekels ("NIS"), during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll and lease payments denominated in NIS for a period of one to twelve months with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by ASC 815 and are all effective hedges of these expenses.

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2015, the Company had no outstanding foreign exchange forward contracts and outstanding option contracts in the amount of $10,000. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $63 and $138, respectively, at September 30, 2015. The Company recorded a net amount of $75 in accrued expenses and other accounts payable in the condensed consolidated balance sheets at September 30, 2015.

The amount recorded as additional expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2015 that resulted from the above referenced hedging transactions was $487, $48 and $85, respectively.

The amount recorded as additional income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2015 that resulted from the above referenced hedging transactions was $3, $0 and $1, respectively.

The fair value of the outstanding derivative instruments at September 30, 2015 and December 31, 2014 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivative Assets (Liabilities)
Foreign exchange forward and options contracts	Accrued expenses and other accounts payable (*)	$(75)	$(618)
	Other accounts receivable and prepaid expenses	-	-

		$(75)	$(618)

(*)	Estimated to be reclassified into earnings during 2015 and 2016.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Losses on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2015	2014	2015	2014

Foreign exchange forward and option contracts	$(240)	$(528)	$(77)	$(516)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30		for the nine months ended September 30,
	Location	2015	2014	2015	2014

Foreign exchange forward and option contracts	Operating expenses	$4	$(97)	$(620)	$(92)

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended September 30, 2015 and September 30, 2014:

The weighted-average estimated fair value of restricted stock units ("RSUs") granted during the three months ended September 30, 2015 and September 30, 2014 was $8.43 and $8.87 per share, respectively, with the following weighted-average assumptions (annualized percentages):

	Three months ended September 30, 2015	Three months ended September 30, 2014
Pre-vest cancellation rate	4.40%	4.57%

Employee Stock Benefit Plans

As of September 30, 2015, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2015, approximately 1,170,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 1,052,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2015	4,012	$5.97
Options granted	-	-
RSUs granted	8	-
Options / SARs / RSUs cancelled/forfeited/expired	(6)	-
Options / SARs exercised and RSUs vested	(134)	$0.92
Outstanding at September 30, 2015 (1)	3,880	$6.14	3.48	$12,971
Exercisable at September 30, 2015 (2)	2,556	$7.47	2.96	$5,255

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2015 ($9.11 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 3,266,336 shares of the Company’s common stock as of September 30, 2015. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,996,075 shares of the Company’s common stock as of September 30, 2015.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2015 with exercise prices above $9.11 per share (the closing price of the Company’s common stock on September 30, 2015) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price

Above $9.11	184	$14.90	219	$10.93	403	$12.74
Less than $9.11	2,372	$6.89	1,105	$2.13	3,477	$5.38
Total	2,556	$7.47	1,324	$3.58	3,880	$6.14

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2015 and 2014 totaled $1,261 and $1,296, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended September 30, 2015 and 2014.

As of September 30, 2015, there was $4,224 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2015 through 2019.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Components of net periodic benefit cost:
Service cost and amortization of loss	$18	$12
Interest cost	13	22
Expected return on plan assets	(3)	(4)

Net periodic benefit cost	$28	$30

The net pension liability as of September 30, 2015 amounted to $1,018.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015:

	Balance as of	Fair Value Measurements
	September 30, 2015	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$2,302	$2,302	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$1,509	-	$1,509	-
Corporate debt securities	$13,610	-	$13,610	-

Long-term marketable securities:
U.S. GSE securities	$22,124	-	$22,124	-
Corporate debt securities	$64,138	-	$64,138	-

Derivative liabilities	$(75)	-	$(75)	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2015 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first nine months of 2015, the Company repurchased 1,089,909 shares of common stock at an average purchase price of $10.33 per share for an aggregate purchase price of $11,259. As of September 30, 2015, 1,110,591 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

Repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with Accounting Principles Board Opinion No. 6, "Status of Accounting Research Bulletins" and charges the excess of the repurchase cost over issuance price using the weighted average method to accumulated deficit. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

During the first nine months of 2015, the Company issued approximately 939,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—SEGMENT INFORMATION

Description of segments:

The Company operates under three reportable segments.

The Company's segment information has been prepared in accordance with ASC 280, "Segment Reporting." Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer, who evaluates the Company's performance and allocates resources based on segment revenues and operating income.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2015	2014	2015	2014

Home	$28,882	$32,292	$5,480	$5,957
Office	6,254	4,353	(1,646)	(252)
Mobile	83	70	(1,703)	(2,910)

Total	$35,219	$36,715	$2,131	$2,795

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2015	2014	2015	2014

Home	$95,288	$95,492	$19,768	$16,851
Office	$15,130	$10,315	$(3,361)	$(985)
Mobile	$83	$70	$(8,690)	$(8,865)
Total	$110,501	$105,877	$7,717	$7,001

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months periods ended September 30, 2015:

	Three months	Nine months

Income from operations	$2,131	$7,717
Unallocated corporate, general and administrative expenses	(486)	(1,627)
Equity-based compensation expenses	(1,261)	(3,925)
Intangible assets amortization expenses	(321)	(963)
Financial income, net	245	871

Total consolidated income before taxes	$308	$2,073

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2014:

	Three months	Nine months
Income from operations	$2,795	$7,001
Unallocated corporate, general and administrative expenses	(526)	(1,657)
Equity-based compensation expenses	(1,296)	(4,200)
Intangible assets amortization expenses	(397)	(1,191)
Financial income, net	86	895

Total consolidated income before taxes	$762	$848

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(403)	$169	$(425)	$(271)	$(930)
Other comprehensive income (loss) before reclassifications	397	(240)	-	(38)	119
Losses (gains) reclassified from accumulated other comprehensive income (loss)	-	(4)	5	-	1

Net current period other comprehensive income (loss)	397	(244)	5	(38)	120

Ending balance	$(6)	$(75)	$(420)	$(309)	$(810)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	-	Financial income, net
	-	Provision for income taxes
	-	Total, net of income taxes
Gains on cash flow hedges
	(3)	Research and development
	-	Sales and marketing
	(1)	General and administrative
	(4)	Total, before income taxes
	-	Provision for income taxes

	(4)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing

	5	Total, before income taxes

	-	Provision for income taxes

	5	Total, net of income taxes

Total reclassifications for the period	$1	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2015:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(295)	$(618)	$(435)	$(218)	$(1,566)
Other comprehensive income (loss) before reclassifications	263	(77)	-	(91)	95
Losses reclassified from accumulated other comprehensive income (loss)	26	620	15	-	661

Net current period other comprehensive income (loss)	289	543	15	(91)	756

Ending balance	$(6)	$(75)	$(420)	$(309)	$(810)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	$26	Financial income, net
	-	Provision for income taxes

	26	Total, net of income taxes

Losses on cash flow hedges
	487	Research and development
	48	Sales and marketing
	85	General and administrative

	620	Total, before income taxes
	-	Provision for income taxes

	620	Total, net of income taxes

Losses on components of defined benefit plans	9	Research and development
	6	Sales and marketing

	15	Total, before income taxes
	-	Provision for income taxes

	15	Total, net of income taxes

Total reclassifications for the period	$661	Total, net of income taxes

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

The Company recorded grants in the amount of $277 and $460 for the three months ended September 30, 2015 and 2014, respectively.

The Company recorded grants in the amount of $1,891 and $2,500 for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products, the development of which benefited from grants received from the OCS in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the OCS may become repayable if certain criteria under the grants are not met. In addition, the grants may be required to be repaid with a multiple of up to six times the initial grant amount in case the technology that was developed using these grants are transferred, directly or indirectly, to a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the rest of 2015;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●	Our anticipation that our research and development expense will be higher in 2015 than 2014;

●	Our anticipation that our gross margin will continue to increase in the foreseeable future as our product mix shifts in favor of new products;

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

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2015 as compared to 2014;

●	Our belief that commercial shipments of products incorporating our new products will continue during the rest of 2015;

●	Our belief that we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015;and

●	Our belief that our available cash and cash equivalents at September 30, 2015 should be sufficient to finance our operations for the foreseeable future.

All forward looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those express or implied by the forward –looking statements contained in this report. These factors include, but are not limited to, our dependence on one primary distributor, our OEM relationships and competition, as well as those risks described in Part II Item 1A "Risk Factors" of this Form 10-Q.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Quarterly Report as "DSP Group," "we," "us" "our" or "company."

Overview

The following discussion and analysis is intended to provide investors with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 74% of our total revenues for the first nine months of 2015.

Our revenues were $110.5 million for the first nine months of 2015, an increase of 4% in comparison to the same period of 2014, mainly due to an increase in sales of our home gateway and VOIP products, offset to some extent by a decrease in sales of our cordless telephony products. Revenues from our new products accounted for 26% of our total revenues for the first nine months of 2015, up 30% year over year. Sales of our VOIP products increased from $10.3 million for the first nine months of 2014 to $15.1 million for the first nine months of 2015, representing 14% of our total revenues for the first nine months of 2015, as compared to 10% of our total revenues for the first nine months of 2014. Sales of our home gateway products increased from $9.2 million for the first nine months of 2014 to $11.2 million for the first nine months of 2015, representing 10% of our total revenues for the first nine months of 2015, as compared to 9% of our total revenues for the first nine months of 2014. Sales of our cordless telephony products decreased from $83.7 million for the first nine months of 2014 to $81.6 million for the first nine months of 2015, representing 74% of our total revenues for the first nine months of 2015, as compared to 79% of our total revenues for the first nine months of 2014.

Our gross margin increased to 41.0% of revenues for the first nine months of 2015 from 40.0% for the first nine months of 2014, primary due to (i) an increase in total revenues, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a change in the mix of products sold and mix of customers. Our operating income was $1.2 million for the first nine months of 2015, as compared to no operating income for the first nine months of 2014. The change from no operating income to operating income was mainly as a result of increases in total revenues and gross margin during the first nine months of 2015, as compared to the first nine months of 2014, offset to some extent by an increase in operating expenses, mainly in research and development expenses, during the first nine months of 2015, as compared to the first nine months of 2014. Our operating expenses increased by 4.2% to $44.1 million for the first nine months of 2015, as compared to $42.4 million for the first nine months of 2014. We anticipated that our gross margin will continue to increase in the foreseeable future as our product mix shifts in favor of new products.

Notwithstanding our return to revenue growth starting in the second half of 2014 and our success in increasing our gross margin and generally reducing our operating expenses, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market and the continuing decline in the average selling prices of our cordless telephony products, offset to a certain extent by the sale of VOIP products which have higher gross margins. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the declining revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for these new products.

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products and begun mass shipments of a number of new products. Moreover, the third quarter of 2015 marked the achievement of a significant milestone for the company with initial mass production shipments of HDClear products to a tier one mobile customer. Aggregate revenues derived from our new products were 26% and 21% of our total revenues for the first nine months of 2015 and 2014, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2015 as compared to 2014. Moreover, we believe we are well positioned to achieve our 2015 key design and financial milestones, as well as a return to revenue growth for the full year 2015.

However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for mobile devices, home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. As an example, we expect our research and development spending to increase in 2015 as compared to 2014. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of September 30, 2015, our principal source of liquidity consisted of cash and cash equivalents of $12.5 million and marketable securities and short term deposits of $104.0 million, totaling $116.5 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $35.2 million for the third quarter of 2015, as compared to $36.7 million for the same period in 2014. Our total revenues were $110.5 million for the first nine months of 2015, as compared to $105.9 million for the same period in 2014. The increase for the first nine months of 2015 compared to the comparable period of 2014 was primarily as a result of increased sales of our home gateway and VOIP products, offset to some extent by a decrease in sales of our cordless telephony products. The decrease for the third quarter of 2015 as compared to the comparable period of 2014 was primarily as a result of a decrease in sales of our cordless telephony and home gateway products, offset to some extent by an increase in sales of our VOIP products.

Sales of our cordless telephony products decreased from $27.8 million for the third quarter of 2014 to $25.5 million for the third quarter of 2015, representing 72% of our total revenues for the third quarter of 2015, as compared to 76% of our total revenues for the third quarter of 2014 and represented a decrease of 8% in absolute dollars for the comparable periods. The above mentioned decrease was mainly attributable to decreased demand from our customers, mainly for the US and Japanese domestic end markets. Sales of our cordless telephony products decreased from $83.7 million for the first nine months of 2014 to $81.6 million for the first nine months of 2015, representing 74% of our total revenues for the first nine months of 2015, as compared to 79% of our total revenues for the first nine months of 2014. The decrease in sales of our cordless telephony products as a percentage of our total revenues for the nine months ended September 30, 2015 as compared to 2014 was mainly due to a decrease in sales to the Japanese domestic market.

Sales of our home gateway products decreased from $3.6 million for the third quarter of 2014 to $2.3 million for the third quarter of 2015, representing 6% of our total revenues for the third quarter of 2015, as compared to 10% of our total revenues for the third quarter of 2014, and represented a decrease of 37% in absolute dollars for the comparable periods. Sales of our home gateway products increased from $9.2 million for the first nine months of 2014 to $11.2 million for the first nine months of 2015, representing 10% of our total revenues for the first nine months of 2015, as compared to 9% of our total revenues for the first nine months of 2014, and represented an increase of 22% in absolute dollars for the comparable periods. The above mentioned increase was mainly attributable to the increased acceptance and adoption of HD voice as DECT solution is the preferred medium for transmitting HD voice wirelessly at home.

Sales of our VOIP products increased from $4.4 million for the third quarter of 2014 to $6.3 million for the third quarter of 2015, representing 18% of our total revenues for the third quarter of 2015, as compared to 12% of our total revenues for the third quarter of 2014, and represented an increase of 44% in absolute dollars for the comparable periods. Sales of our VOIP products increased from $10.3 million for the first nine months of 2014 to $15.1 million for the first nine months of 2015, representing 14% of our total revenues for the first nine months of 2015, as compared to 10% of our total revenues for the first nine months of 2014, and represented an increase of 47% in absolute dollars for the comparable periods. The above mentioned increase was mainly attributable from a growth in market demand for our VOIP products that resulted in the growth of our market share within this domain.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
United States	$1,019	$1,528	$2,326	$3,487
Japan	7,062	8,734	20,512	23,742
Europe	1,356	1,529	6,465	4,552
Hong-Kong	18,247	19,140	56,327	58,136
China	2,299	1,381	7,405	4,614
Taiwan	3,771	3,155	13,468	7,416
Other	1,465	1,249	3,998	3,930

Total revenues	$35,219	$36,715	$110,501	$105,877

Sales to our customers in Hong Kong decreased for the third quarter and the first nine months of 2015, as compared to the comparable periods of 2014, representing a 5% and 3% decrease in absolute dollars, respectively. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from (i) a decrease in sales to VTech Holdings Ltd. ("VTech"), representing a 10% and 8% decrease in absolute dollars for the third quarter and the first nine months of 2015, respectively, as compared to the comparable periods of 2014, and (ii) a decrease in sales to CCT Telecom Ltd. ("CCT Telecom"), representing a 25% and 20% decrease in absolute dollars for the third quarter and the first nine months of 2015, respectively, as compared to the comparable periods of 2014. The above mentioned decreases were offset to some extent by an increase in sales to Shenzhen Guo Wei Electronics Ltd. ("Guo Wei Electronics"), representing a 91% and 65% increase in absolute dollars for the third quarter and the first nine months of 2015, respectively, as compared to the comparable periods of 2014.

Sales to our customers in Japan decreased for the third quarter and the first nine months of 2015 as compared to the same periods of 2014, representing a decrease of 19% and 14% in absolute dollars, respectively. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to the Japanese domestic market, representing a 45% and 44% decrease in absolute dollars for the third quarter and the first nine months of 2015, respectively, as compared to the third quarter and the first nine months of 2014, and (ii) a decrease in sales, through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a 16% and 7% decrease in absolute dollars for the third quarter and the first nine months of 2015, respectively, as compared to the third quarter and the first nine months of 2014, offset to some extent by an increase in sales to Uniden America Corporation ("Uniden"), representing a 18% and 32% increase in absolute dollars for the third quarter and first nine months of 2015,respectively, as compared to the corresponding periods of 2014.

Sales to our customers in Taiwan increased for the third quarter and first nine months of 2015, as compared to the same periods of 2014, representing an increase of 20% and 82% in absolute dollars, respectively. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. ("Ascend Technology").

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 32% and 34% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Sales to VTech represented 31% and 36% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Sales to Guo Wei Electronics represented 11% and 6% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Sales to Guo Wei Electronics represented 11% and 7% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Revenues derived from sales through our distributor, Tomen Electronics, accounted for 18% of our total revenues for the three months ended September 30, 2015, as compared to 22% for the comparable period of 2014. Revenues derived from sales through Tomen Electronics accounted for 17% of our total revenues for the nine months ended September 30, 2015, as compared to 21% for the comparable period of 2014.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 15% and 17% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Sales to Panasonic through Tomen Electronics generated 13% and 15% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Revenues derived from sales through our distributor, Ascend Technology accounted for 13% and 12% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Revenues derived from sales through Ascend Technology, accounted for 16% and 11% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Ascend Technology sells our products to a limited number of customers, however none of those customers accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2015 and 2014.

Significant Products. Revenues from our digital cordless telephony products represented 72% and 76% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Revenues from our digital cordless telephony products represented 74% and 79% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2015. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 6% and 10% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Revenues from our home gateway products represented 10% and 9% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Revenues from our VOIP products represented 18% and 12% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Revenues from our VOIP products represented 14% and 10% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Gross Profit. Gross profit as a percentage of revenues was 41.4 % for the third quarter of 2015 and 39.6% for the third quarter of 2014. Gross profit as a percentage of revenues was 41.0% for the first nine months of 2015 and 40.0% for the first nine months of 2014. The increase in our gross profit for the comparable periods was primarily due to (i) a change in the mix of products sold and mix of customers, and (ii) an improvement in production yield and direct contribution of certain of our products.

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

Research and Development Expenses, net. Our research and development expenses, net, increased to $8.7 million for the third quarter of 2015 from $8.1 million for the third quarter of 2014. Research and development expenses, net, increased to $26.7 million for the first nine months of 2015 from $24.3 million for the first nine months of 2014. The increase for the third quarter of 2015 was mainly due to an increase in IP and tape-out expenses in the amount of $1.1 million for the third quarter of 2015, as compared to the third quarter of 2014. The above mentioned increase was partially offset by a decrease in payroll and overhead expenses, mainly due to the devaluation of the NIS against the U.S. dollar, which decreased our Israeli overhead and employee labor expenses.

The increase in research and development expenses, net, in the first nine months of 2015 compared to the first nine months of 2014 was mainly due to (i) increase in IP and tape-out expenses in the amount of $2.8 million, and (ii) a decrease in funding received from the Israeli Office of the Chief Scientist ("OCS") during the first nine months of 2015 by $0.6 million, which was partially offset by a decrease in payroll and overhead expenses, mainly due to the devaluation of the NIS against the U.S. dollar, which decreased our Israeli overhead and employee labor expenses.

Our research and development expenses, net, as a percentage of our total revenues were 25% and 22% for the three months ended September 30, 2015 and 2014, respectively, and 24% and 23% for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three and nine months period ended September 30, 2015 was mainly due to an increase in research and development expenses, net, for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.1 million for the third quarter of 2015 from $2.9 million for the third quarter of 2014. Sales and marketing expenses were $9.1 million and $8.9 million for the nine month periods ended September 30, 2015 and 2014, respectively. The increase in sales and marketing expenses for the third quarter and the first nine months of 2015, compared to the comparable periods of 2014, was mainly due to an increase in consulting services.

General and Administrative Expenses. Our general and administrative expenses were $2.4 million and $2.6 million for the third quarter of 2015 and 2014, respectively. Our general and administrative expenses decreased to $7.4 million for the first nine months of 2015 from $7.9 million for the first nine months of 2014.

The decrease in general and administrative expenses for the third quarter of 2015, as compared to the comparable period of 2014, was mainly due to a decrease in payroll and overhead expenses in amount of $0.2 million, as a result of (i) the devaluation of the NIS against the U.S. dollar, which decreased our Israeli overhead and employee labor expenses, and (ii) a decrease in other payroll benefits expenses. The decrease in general and administrative expenses for the first nine months of 2015 compared to the first nine months of 2014 was mainly due to (i) a decrease in legal expenses related to patents and trademarks, (ii) a decrease in payroll and overhead expenses in the amount of $0.3 million, mainly due to a decrease in other payroll benefits expenses and the devaluation of the NIS against the U.S. dollar, which also decreased our Israeli overhead and employee labor expenses, and (iii) a decrease in equity-based compensation expense in the amount of $0.1 million.

General and administrative expenses as a percentage of our total revenues were 7% for both the three months ended September 30, 2015 and 2014, and 7% and 8% for the nine month periods ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses, as a percentage of our total revenues for the nine months period ended September 30, 2015 as compared to the nine month period ended September 30, 2014, was mainly due to a decrease in general and administrative expenses and an increase in revenues for the comparable periods.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Description of Segments. We operate under three reportable segments.

Our segment information has been prepared in accordance with ASC 280, "Segment Reporting." Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the company's chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer, who evaluates the Company's performance and allocates resources based on segment revenues and operating income.

Our operating segments are as follows: Home, Office and Mobile. The classification of our business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 74% and 79% of our total revenues for the first nine months of 2015 and 2014, respectively, and (ii) revenues from home gateway products exceeded 10% of our total consolidated revenues and amounted to 10% and 9% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all size low-cost VOIP terminals with converged voice and data applications. No revenues derived from products in the office segment exceeded 10% of our total consolidated revenues for the three and nine months ended September 30, 2015 and 2014.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. No revenues were derived from products in the mobile segment exceeded 10% of our total consolidated revenues for the three and nine months ended September 30, 2015 and 2014.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2015 and 2014:

	Three months ended September 30
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$28,882	$32,292	$5,480	$5,957
Office	$6,254	$4,353	$(1,646)	$(252)
Mobile	$83	$70	$(1,703)	$(2,910)
Total	$35,219	$36,715	$2,131	$2,795

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30
	Revenues		Income (loss) from operations
	2015	2014	2015	2014
Home	$95,288	$95,492	$19,768	$16,851
Office	$15,130	$10,315	$(3,361)	$(985)
Mobile	$83	$70	$(8,690)	$(8,865)
Total	$110,501	$105,877	$7,717	$7,001

Sales to our customers in the home segment remained unchanged for the first nine months of 2015 as compared to the first nine months of 2014. Sales to our customers in the home segment decreased for the third quarter of 2015 as compared to the third quarter of 2014, representing a decrease of 11% in absolute dollars. The decrease in our sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones and home gateway products over the comparable periods.

Sales to our customers in the office segment increased for the third quarter and the first nine months of 2015 as compared to the third quarter and the first nine months of 2014, representing an increase of 44% and 47% in absolute dollars, respectively. The increase in our sales in the office segment for the comparable periods was mainly due to an increase in our market share of VOIP products.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of Intangible Assets. During the first three and nine months of 2015, we recorded an expense of $0.3 and $1.0 million, respectively, relating to the amortization of intangible assets associated with the acquisition of BoneTone Communications ("BoneTone") in 2011. During the first three and nine months of 2014, we recorded an expense of $0.4 and $1.2 million, respectively, relating to the amortization of intangible assets associated with the acquisitions of the CIPT business of NXP B.V. and BoneTone.

Financial Income, net. Financial income, net, amounted to $0.2 million for both the three month periods ended September 30, 2015 and 2014. Financial income, net, for both of the nine months ended September 30, 2015 and 2014 amounted to $0.9 million.

Provision for Income Taxes. Our income tax expenses were $0.1 million and $0.4 million for the third quarter and first nine months of 2015, as compared to no income tax expenses during the third quarter and the first nine months of 2014. The income tax expenses for the third quarter and the first nine months of 2015 were mainly attributed to current tax expenses of $0.2 million and $0.7 million, respectively, offset to some extent by income in the amount of $0.1 million and $0.3 million for the third quarter and first nine months of 2015, respectively, resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first nine months of 2015, we generated $4.0 million of cash and cash equivalents for our operating activities, as compared to $3.7 million cash generated from operating activities for the first nine months of 2014. The increase in cash generated from our operating activities during the first nine months of 2015 as compared to the first nine months of 2014, was mainly due to an increase in net income, excluding noncash items, such as depreciation, equity based compensation expenses, amortization of intangible assets, in the amount of $0.2 million.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2015, we purchased $26.3 million of marketable securities, as compared to $50.2 million used to purchase marketable securities during the first nine months of 2014. During the first nine months of 2015, $14.2 million of marketable securities matured and were called by the issuers, as compared to $9.9 million during the first nine months of 2014. During the first nine months of 2015 and 2014, $11.5 million and $40.8 million, respectively, of marketable securities were sold. As of September 30, 2015, the amortized cost of our marketable securities and short term deposits was $104.0 million, same as their stated market value, representing no unrealized loss or gain.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.6 and $1.0 million, for the first nine months of 2015 and 2014, respectively.

Financing Activities. During the first nine months of 2015, we repurchased 1,089,909 shares of common stock at an average purchase price of $10.33 per share for an aggregate purchase price of $11.3 million ($11.2 million were paid in cash as of September 30, 2015). During the first nine months of 2014, we repurchased 1,414,226 shares of common stock at an average purchase price of $8.83 per share for an aggregate purchase price of $12.5 million. In addition, during the first nine months of 2015, we received $1.1 million upon the exercise of employee stock options, as compared to $0.5 million for the first nine months of 2014. We cannot predict cash flows from exercises of stock options for future periods.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. Furthermore, in August 2015, our Board authorized an additional $10 million dollar buyback program, of which 0.5 million shares are available for repurchase under a Rule 10b5-1 plan.

At September 30, 2015, approximately 1.1 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of September 30, 2015, we had cash and cash equivalents, marketable securities and short-term deposits totaling approximately $116.6 million, of which $102.2 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at September 30, 2015 was approximately $43.5 million, compared to $34.4 as of September 30, 2014. The increase in working capital was mainly due to (i) cash and cash equivalents generated since September 30, 2014 through September 30, 2015 from our operating activities, (ii) cash received upon the exercise of employees stock options in amount of $2.4 million between September 30, 2014 through September 30, 2015 and (iii) the replacement of long term marketable securities with short term marketable securities. Those above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $11.2 million since September 30, 2014 through September 30, 2015. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

In addition, as part of our business strategy, we may evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See the section of the risk factors entitled "We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition." for more detailed information.

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

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, cash deposits with these banks exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits in the U.S. or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash balances and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our cash; however, we can provide no assurances that access to our cash will not be affected if the financial institutions that we hold our cash fail or the financial and credit markets fail to recover fully.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2015, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, "Derivatives and Hedging," and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2015. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than (1) changes to the Risk Factor below entitled "We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;" (2) changes to the Risk Factor below entitled "We rely significantly on revenue derived from a limited number of customers;" (3) “the market for mobile device components is highly competitive and we expect competition to intensify in the future;” (4) changes to the Risk Factor below entitled "We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;" (5) changes to the Risk Factor below entitled "Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;" (6) changes to the Risk Factor below entitled "We are exposed to fluctuations in currency exchange rates;" (7) changes to the Risk Factor below entitled "Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;" and (8) changes to the Risk Factor below entitled "We may have exposure to additional tax liabilities as a result of our foreign operations."

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreased.

Sales of our digital cordless telephony products comprised 74% and 79% of our total revenues for the first nine months of 2015 and 2014, respectively. Sales of our digital cordless telephony products comprised 72% and 76% of our total revenues for the third quarter of 2015 and 2014, respectively. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), CCT Telecom and Guo Wei Electronics accounted for approximately 62% and 65% of our total revenues for the first nine months of 2015 and 2014, respectively. Sales to VTech represented 31% and 36% of our total revenues for the first nine months of 2015 and 2014, respectively. Sales to Panasonic represented 13% and 15% of our total revenues for the first nine months of 2015 and 2014, respectively. Sales to Shenzhen Guo Wei Electronics Ltd represented 11% and 7% of our total revenues for the first nine months of 2015 and 2014, respectively. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

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

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors for this market include Audience (which announced its plans to be acquired by Knowles Corporation) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving any design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this "design win" it becomes significantly difficult to sell our products. This is especially the case for our HDClear product family. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial "design win" with the OEM. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle

Furthermore, we rely on the end products of our OEM customers that incorporate our products to achieve market acceptance. Many of our OEM customers face intense competition in their markets. If end products that incorporate our products are not accepted in the marketplace, we may not achieve adequate sales volume of our products, which would have a negative effect on our results of operations.

We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues.

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 17% and 21% of our total revenues for the first nine months of 2015 and 2014, respectively. Revenues derived from sales through another distributor, Ascend Technology Inc. ("Ascend Technology"), accounted for 16% and 11% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 13% and 15% of our total revenues for the first nine months of 2015 and 2014, respectively. The loss of Tomen Electronics and/or Ascend Technology as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

●	Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	entry into new markets, including China, Korea and South America;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Furthermore, increases in the price of silicon wafers, testing costs and commodities such as gold and oil, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as "over-capacity" problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

There are several emerging market trends that may challenge our ability to continue to grow our business.

New technological developments in the home connectivity market may adversely affect our operating results. For example, the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless fixed-line telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of "system-on-a-chip" solutions targeted at wider markets, including the intensively competitive mobile devices market. We cannot assure you that we will succeed in expanding our product lines or portfolio of "system-on-a-chip" solutions, or that they would receive market acceptance.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 97% of our total revenues for the first nine months of 2015 and 2014, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

As is typical in the semiconductor industry, we and our customers have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent "trolls"), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counter-claim may be ineffective. We have received claims that our products infringe upon the proprietary rights of such patent holding companies. In addition, third parties have asserted and may in the future assert intellectual property infringement claims against our customers, which we have agreed in certain circumstances to indemnify and defend against such claims. If litigation becomes necessary to determine the validity of any third party claims, it could result in significant expense to us and could divert the efforts of our technical and management personnel, whether or not the claim has merit and notwithstanding that the litigation is determined in our favor.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2015, 203 of our 318 employees were located in Israel, including 137 out of 199 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the "Investment Law," as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (26.5% for 2015) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 98% and 97% of our total revenues for the first nine months of 2015 and 2014, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

As discussed above, various new developments in the home residential market may require us to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. The expenditure of greater resources to expand our current product lines and develop a portfolio of "system-on-a-chip" solutions that integrate video, voice, data and communication technologies in a wider multimedia market may increase our operating expenses and reduce our gross profit. We cannot assure you that we will succeed in developing and introducing new products that are responsive to market demands.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2015, we repurchased 539,882 shares of common stock at an average purchase price of $9.1 per share for approximately $4.9 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (July 1, 2015 to July 31, 2015)	298,900	9.37	298,900	354,674
Month #2 (August 1, 2015 to August 31, 2015)	154,775	8.66	154,775	1,196,798
Month #3 (September 1, 2015 to September 30, 2015)	86,207	8.96	86,207	1,110,591	(1)

(1)	The number represents the number of shares of our common stock that remain available for repurchase as of September 30, 2015 pursuant to our board’s authorizations.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. Furthermore, in August 2015, our Board authorized an additional $10 million dollar buyback program, of which 0.5 million shares are available for repurchase under a Rule 10b5-1 plan.

At September 30, 2015, approximately 1.1 million shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)