Form 10-K
period 2015-12-31
DSP GROUP INC /DE/
filed 2016-03-15
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ☐          Accelerated filer ☒

Non-accelerated filer ☐            Smaller reporting company ☐

(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2015 as reported on the NASDAQ Global Select Market, was approximately $151,631,477. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2016, the Registrant had outstanding 21,731,537 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2015 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

x

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for 2016;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●

Our belief that the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

●	Our belief that SparkPA is well positioned to support the new Wave 2 and Wave 3 802.11ac access point requirements;

●

Our belief that the market will remain price sensitive for 2016 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●

Our anticipation that revenues from our new products, primarily VoIP and HDClear products, will continue to increase in 2016 and expect such revenues to represent a higher percentage of 2016 total sales;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2016 as compared to 2015;

●	Our belief that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products which generally have higher gross margins;

●	Our belief that research and development expenses will increase slightly in 2016 in comparison to 2015;

●	Our belief that commercial shipments of products incorporating our new products will continue during 2016; and

●	Our belief that our available cash and cash equivalents at December 31, 2015 should be sufficient to finance our operations for the foreseeable future.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as “DSP Group,” “we,” “us” “our” or “company.”

PART I

Item 1.	BUSINESS.

Introduction

DSP Group®, Inc. (NASDAQ: DSPG) is a leading global provider of wireless chipset solutions for converged communications. Delivering semiconductor system solutions with software and hardware reference designs, DSP Group enables OEMs, ODMs, consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market. At the forefront of semiconductor innovation and operational excellence for over two decades, DSP Group provides a broad portfolio of wireless chipsets integrating DECT/CAT-iq, ULE, Wi-Fi, PSTN, HDClear™, video and VoIP technologies. DSP Group enables converged voice, audio, video and data connectivity across diverse mobile, consumer and enterprise products – from mobile and wearable devices, connected multimedia screens and home automation & security to cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with leading CE manufacturers and service providers to reshape the future of converged communications at home, office and on the go.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

Industry Environment and Our Business

Our focus on the design of highly-integrated, mixed-signal devices that combine signal processing, complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by emerging trends in the industry. Our integrated circuit (IC) products are customizable, achieve high functionality and performance at reduced power consumption, especially for Internet of Things (IoT) and home automation devices, mobile and wearable products, cordless telephony and IP telephony that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for ODMs to design and market their own end products with maximum differentiation.

Our expertise and investment in software development, including Board Support Package (BSP) and drivers layer, telephony, communication stack and application layers in Real-time Operating System (RTOS) and Full Featured Operating System (FFOS) frameworks, enable our customers fast time to market with cost- and performance-optimized solutions.

In response to the growing trend towards wireless residential and business connectivity, we developed and are offering leading wireless voice and data transmission solutions for various applications, including mobile handsets. Since 1999, we have developed and acquired various technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), Gallium Arsenide (GaAs) technology, and Silicon Germanium (SiGe) RF chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0 (1.8GHz), Korean DECT (1.7GHz), Bluetooth (2.4GHz), Wi-Fi (802.11, 2.4GHz/5GHz), BiCMOS (Bipolar CMOS) and deep sub-micron CMOS technologies.

Moreover, we have expanded our DECT solutions beyond cordless telephony to address the burgeoning IoT market via an ultra low energy flavor of DECT called DECT ULE or ULE, ULE offers numerous technological benefits due to its licensed and interference-free, frequency bands, longer range, RF robustness, propagation through multiple walls, voice and visual support, while using very low power consumption.

During the past few years, we expanded into chips and phones for office and business applications, and have quickly become a market leader in this growing segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solution for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice calls via a broadband Internet connection rather than an analog phone line. Through successful penetration into tier 1 accounts we have achieved over 50% CAGR in 2014 and 2015.

Furthermore, with mobile devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our revolutionary HDClear solution, a comprehensive noise suppression and voice quality enhancement product for mobile devices. There is a clear emerging market trend of mobile units incorporating technology to eliminate background noise, HDClear leverages this trend by incorporating proprietary noise cancellation algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and better voice call intelligibility. This technology will enable people to use their cell phones for conversations in virtually any environment, whether in a car, on a train or in any noisy surroundings. HDClear will also facilitate the use of speech recognition and voice commands by eliminating background noise. It also enables always-on voice activation at very low power consumption. Our HDClear product family was developed through the acquisition of BoneTone Communications Ltd. (“BoneTone”) and the addition of their innovative intelligent noise cancellation algorithms to our low power SoC. In 2015, we secured our first design win for HDClear with a tier one customer and started mass production shipments during the fourth quarter of 2015. During January 2016, we announced our second design-win, which has already contributed to our revenues for the first quarter of 2016.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the DECT Forum, the European Telecommunications Standards Institute and the Wi-Fi Alliance, DSP Group also participates in the 3GPP and MIPI alliance. DSP Group is also deeply involved in all stages of defining DECT CAT-iq as well as ULE standards and ULE Alliance and is building full eco-systems to support these solutions. We are an active member of the Home Gateway Initiative (HGI), and support the specification activities of CableLabs, which is contributing to the evolution and implementation of CAT-iq in various markets and applications. Such involvement enables us to define standards and keep abreast of the latest innovations and requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

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

Home Segment - Products Targeted for Cordless Telephony, Home Gateways and Home Automation (IoT) Market

Our DECT and 2.4 GHz technologies are targeted at three broad categories of products: (a) digital cordless telephony, (b) gateways, both home gateways and fixed mobile convergence and (c) smart home & IoT applications.

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

Our Home chipset solutions enable worldwide coverage, supporting all RF bands and cordless protocols, such as:

1.7GHz -1.9GHz DECT – used in Europe, U.S. (DECT6.0), Korea, Japan and Latin America; and

2.4GHz – used in Japan, China, India and the U.S.; the dominant protocols for this RF band is our proprietary EDCT (Enhanced Digital Cordless Technology) and WDCT (Wireless Digital Cordless Technology) protocols.

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

Our home chipset solutions are available in three chipset families:

●

The DCE family is a highly integrated, low-power ROM-based chipset solution, delivering enhanced audio and extended range for entry-level applications. The chipset is used to develop fully integrated cordless telephone systems, digital voice recorders (DVRs), digital baby monitors, and other low-to-mid-range audio applications. Including the industry’s most advanced digital cordless solutions, the DCE family maintains multi-line, multi-handset and digital answering machine capabilities, while supporting various RF protocols such as DECT (1.7GHz-1.9GHz), FHSS DECT 2.4GHz, EDCT 2.4GHz and 5.8GHz. Integration of the TeakLite™ RISC DSP core into the DE56, DCE58 and DCE59 baseband chip enables software implementation of a variety of voice coders, and provides a flexible platform for developing a wide range of solutions. With its DSP-based architecture, the chipset enables cost-effective incorporation of the most advanced audio and telephony features.

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

The DHX family is a low-power chipset solution for home automation and security. Equipped with audio capabilities and a powerful ARM926™ processor, it implements hibernation features to deliver advanced ULE. Miniature size DHX91 module DHAN-S shortens a customer’s time to market and ensures superior performance of DHX91 RF. The ULE base utilizes existing and proven cordless SoCs, functioning as a standalone ULE over the top box (DVF99) and embedded module for home gateways (DCX81).

We achieved significant milestones in 2014 and 2015 by incorporating DHX91, a ULE SoC; in end customer products for home automation and security applications. Our customers’ end products integrating DHX91 went through various field trials and officially launched in the market in 2014. In 2015, Panasonic Communications Ltd. (“Panasonic”) and several other leading CE brands launched an ULE home monitoring system that utilizes DECT/ULE for sensors, actuators, voice and video cameras. Moreover, during 2015, two leading service providers in Europe launched services based on our DECT and ULE solutions.

In January 2016, we unveiled a new CMOS power amplifier, or PA, product category that leverages DSP Group’s decade long CMOS RF design expertise. SparkPA is a 5GHz Wi-Fi PA with the highest RF transmit power and best linearity in CMOS technology. SparkPA achieves more than 100mW of output power at -35db EVM and more than 50 mW at -40db EVM with excellent stability over temperature. When incorporated into access points, SparkPA has been proven to dramatically improve device performance. Moreover, this technology is scalable and designed to cover several higher volume segments of Wi-Fi PAs. By leveraging its superior linearity performance, SparkPA is well positioned to also support the new Wave 2 and Wave 3 802.11ac access point requirements, MU-MIMO at 4×4 and 8×8 topologies, as well as future 1024 QAM.

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

Revenues from our VoIP segment continued its strong growth trajectory in 2015. A major tier 1 customer successfully launched and manufactured in volume a series of IP phone models powered by our DVF9919 SoC. A number of additional customers announced and launched new products based on our DVF99xx, both corded IP phones and wireless IP DECT phones and terminals. Moreover, we continued to develop high volume products with our tier one and tier two customers. We also successfully introduced solutions for voice conferencing systems and expect to introduce more designs in 2016.

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

In 2014, we further enhanced our HDClear noise reduction capability and added two microphone hands free AEC support. We also fully integrated DBMD2 with always-on latest android 5.0 lollipop.

In 2015, we started commercial shipments of DBMD2 for a wearable device with a leading OEM. In 2015, we also taped-out a new DBMD4, a chip targeted for ultra-low-power, always-on voice and audio applications. DBMD4 incorporates a suite of voice enhancement algorithms, including noise suppression that significantly improves user experience and accuracy of speech-driven applications, particularly in high noise environments. Offered with a 25-WLCSP and 0.35mm ball pitch, DBMD4 embeds a TeakLite-III DSP core, incorporates advanced connectivity options, including I2S, UART, SPI, I2C ports and SLIMbus, and is equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption. During January 2016, we announced our second design-win incorporating our DBMD4 chip, which has already contributed to our revenues for the first quarter of 2016.

Customers

We are a flexible customer-centric company that proactively partners with our broad base of CE manufacturer customers and service providers. As a reliable long-term industry supplier, We maintain a proven track record of operational excellence and successful delivery. With over 10 offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market. In 2014, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset solutions at prominent tier-one telecom operators across the globe, and include: Aprotech, ADB, AEG, Alcatel, Atcom, AT&T, Arris, Atlink, Arcadyan, Askey, Audioline, Avaya, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, China Telecom, CIG, Cisco, Comcast, Crow, Cybertan, Grandstream, Deutsche Telekom, Doro, DNI, Eclogic, Escene, Everspring, France Telecom, Freebox, Gibson (formerly Philips), Gaoxinqi, Gemtek, Global China Technologies, Grandstream, Hagenuk, Huawei, Innomedia, Intelbras, Invoxia, JXE, Kaonmedia, Kocom, Korea Telecom, KPN, LG Electronics, Matsushita, Mitac, Mitrastar, Motorola, Moimstone, NEC, Netgear, NTT, OnReal, Ooma, Panasonic, Pioneer, Plantronics, Sagemcom, Samsung, Sanyo, SAXA, Sercomm, SGW, Skymotion, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Topcom, TP-Link, T&W, Uniden, Unihan, Urmet, Uwin, Turkcell, Turkish Telecom, Verizon, VTech, Vodafone, WNC, WONDALINK, Xingtel, Yamaha, Yealink and Yeastar.

International Sales and Operations

Export sales accounted for 97% of our total revenues for 2015, 2014 and 2013. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. See Note 17 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2015, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team, working out of our sales offices in Hong Kong, China; Nierenberg, Germany; Los Altos, California; Tokyo, Japan; Herzliya Pituach, Israel, Edinburgh, Scotland; and Shenzhen, China; pursues business with our customers in North and South America, Europe and Asia. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives. Revenues derived from sales through our Japanese distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), represented 16% of our total revenues for 2015, 20% for 2014 and 19% for 2013. Revenues derived from sales through our distributor, Ascend Technology Inc. (“Ascend Technology”) represented 15% of our total revenues for 2015, 10% for 2014 and 9% for 2013.

We also derive a significant amount of revenues from a limited number of customers. Sales to VTech Holding Ltd. (“VTech”) represented 31% of our total revenues for 2015, 35% for 2014 and 36% for 2013. Sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei”) represented 12% of our total revenues for 2015, 8% for 2014 and 8% for 2013. Sales to Panasonic through Tomen represented 13%, 15% and 14% of our total revenues for 2015, 2014 and 2013, respectively.

Furthermore, as our products are generally incorporated into consumer products sold by our OEM customers, our revenues may be affected by seasonal buying patterns of consumer products sold by our OEM customers.

Manufacturing and Design Methodology

We are ISO9001:2008 certified. This certification is applicable for the design, development, testing and supply of our system-on-chip solutions. We also have well established methodologies and working procedures that are also regularly audited.

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

We use independent subcontractors located in Asia, to assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at Amkor, ASE, Giga Solutions, KYEC and SPIL.

Furthermore, our digital cordless products require an external component in the finished product, which is supplied by a third party, to provide flash memory.

Competition

The principal competitive factors in the cordless telephony market include price, performance, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Lantiq (acquired by Intel) and Dialog Semiconductors. Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom (Broadcom signed an agreement to be acquired by Avago Technologies), Dialog Semiconductors, Lantiq, Texas Instruments and new Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors are developers of different wireless home automation technologies, including Analog, Z-wave and Zigbee. Among those, the major competitors for digital home connectivity are Atmel (Atmel signed an agreement to be acquired by Microchip Technology), Freescale, NXP, Texas Instruments, Sigma Design and Silicon Lab.

Similar principal competitive factors affect the mobile audio noise reduction market. An additional competitive factor relating to this market is that we are a newcomer to this market and this market already has a number of dominant, well-established companies with significant existing market shares. Nonetheless, we believe that we are competitive in this market with HDClear’s outstanding performance. Competitors in this market include Audience (acquired by Knowles Corporation), Cirrus Logic and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2015, we had a staff of 196 research and development personnel, of which 137 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent $35.5 million in 2015, $33.5 million in 2014 and $35.0 million in 2013 on research and development activities.

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

Licenses, Patents and Trademarks

As of December 31, 2015, we have been granted a total of 152 patents and 75 patents are pending.

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

Backlog

At December 31, 2015, our backlog was approximately $17.2 million, compared to approximately $34.1 million and $25.1 million at December 31, 2014 and 2013, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2015, we had 314 employees, including 196 in research and development, 57 in marketing and sales and 61 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 72% of our total revenues for 2015, 79% for 2014 and 85% for 2013. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech Holding Ltd. (“VTech”), Panasonic Communications Ltd. (“Panasonic”) through Tomen Electronics, Ltd. (“Tomen Electronics”), CCT Telecom Holdings Ltd. (“CCT”) and Shenzhen Guo Wei Electronics Ltd. (“Guo Wei”) accounted for approximately 61%, 66% and 66% of our total revenues for each of 2015, 2014 and 2013, respectively. Sales to VTech represented 31% of our total revenues for 2015, 35% for 2014 and 36% for 2013. Sales to Panasonic through Tomen Electronics represented 13% of our total revenues for 2015, 15% for 2014, and 14% for 2013. Sales to Guo Wei represented 12% of our total revenues for 2015, 8% for 2014 and 8% for 2013. Typically, our sales are made on a purchase order basis, and most of our customers have not entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and on market acceptance of our VoIP products, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VoIP product families. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate significant revenues from our HDClear product family and gain significant and sustainable market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VoIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience (acquired by Knowles Corporation) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 16% of our total revenues for 2015, 20% for 2014 and 19% for 2013. Revenues derived from sales through another distributor, Ascend Technology Inc. (“Ascend Technology”), accounted for 15% of our total revenues for 2015, 10% for 2014 and 9% for 2013. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13% of our total revenues for 2015, 15% for 2014 and 14% for 2013.

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

Our future business growth depends on the growth in demand for mobile devices with improved sound quality and always-on capability.

Our HDClear product family is designed to enhance the sound quality and eliminate background voices for mobile device users and to enable always-on capabilities in mobile and other wearable devices. OEMs and ODMs may decide that the costs of improving sound quality outweigh the benefits or that always-on voice technology is not a required feature, both of which could limit demand for our HDClear product family. Moreover, users may also be satisfied with existing sound quality or blame poor quality on their phone carriers. The market that we are targeting is evolving rapidly and is technologically challenging. New mobile devices with different components or software may be introduced that provide the same functionality as HDClear product family. Our future business growth will depend on the growth of this market and our ability to adapt to technological changes, user preferences and OEM demands. Our business could be materially adversely affected if we fail to do so.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2015, 2014 and 2013. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In order to increase our sales volume and expand our business, we must penetrate new markets and introduce new products, especially our HDClear product family. We are exploring opportunities to expand sales of our products in China, Japan, Korea and South America. However, there are no assurances that we will gain significant market share in those competitive markets. In addition, due to the cyclical nature of manufacturing capacity issues, the increasing cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors, many North American, European and Japanese OEMs are moving their manufacturing sites to Asia. This trend may cause the mix of our OEM customers to change in the future, thereby further necessitating our need to penetrate new markets. Furthermore, to sustain the future growth of our business, we need to introduce new products as sales of our older products taper off. Moreover, the penetration of new competitive markets and introduction of new products could require us to reduce the sale prices of our products or increase the cost per product and thus reducing our total gross profit in future periods. Our revenue growth is dependent on the successful deployment of our new VoIP and HDClear products. Our inability to penetrate such markets and increase our market share in those markets or lack of customer acceptance of those products may harm our business and potential growth.

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

●	Because of changing customer requirements and emerging industry standards, we may not be able to achieve broad market acceptance of our products. Our success is dependent, in part, on our ability to:

●	successfully develop, introduce and market new and enhanced products at competitive prices and in a timely manner in order to meet changing customer needs;

●	convince leading OEMs to select our new and enhanced products for design into their own new products;

●	respond effectively to new technological changes or new product announcements by others;

●	effectively use and offer leading technologies; and

●	maintain close working relationships with our key customers.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2015, 201 of our 314 employees were located in Israel, including 137 out of 196 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

●	Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

●	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

●	large one-time write-offs;

●	the incurrence of debt and contingent liabilities;

●	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

●	diversion of management’s attention from other business concerns;

●	contractual disputes;

●	risks of entering geographic and business markets in which we have no or only limited prior experience; and

●	potential loss of key employees of acquired organizations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2015, 2014 and 2013. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

None.

Item 2.     PROPERTIES.

Our principal offices in the United States are located in Los Altos, California, where we lease approximately 700 square feet under a lease that expires in January 2018. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 45,359 square feet located in Herzliya Pituach, Israel. These facilities are leased through November 2018. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2016. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2016. Our subsidiary in Scotland has 2 lease agreements for its facilities, one with automatic renewals on a month-to-month basis and another that terminates in November 2019. Our subsidiary in India has a lease that terminates in August 2020. Our subsidiary in Shenzhen, China has a lease that terminates in September 2016. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2016. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2014	High	Low
First Quarter	10.32	8.31
Second Quarter	9.21	7.90
Third Quarter	9.48	8.30
Fourth Quarter	11.48	8.83

Year Ended December 31, 2015	High	Low
First Quarter	12.08	9.77
Second Quarter	12.17	10.14
Third Quarter	10.45	8.02
Fourth Quarter	10.65	8.65

As of March 4, 2016, there were 21,731,537 shares of common stock outstanding. As of March 4, 2016, the company had approximately 27 holders of record and we believe greater than 740 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 6, 2016. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

In November 2013, our board of directors authorized the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of our common stock. This authorization was in addition to the approximately 308,000 shares that were available for repurchase under the board’s prior authorizations. Furthermore, in August 2015, our board of directors authorized an additional $10 million dollar buyback program, of which 0.5 million shares are available for repurchase under a Rule 10b5-1 plan.

At December 31, 2015, 905,040 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 6, 2016. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2010 and ends on December 31, 2015, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2010, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2015, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,

	2015	2014	2013	2012	2011
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$144,271	$143,036	$151,063	$162,790	$193,861
Cost of revenues	84,411	85,992	91,237	101,660	123,734
Gross profit	59,860	57,044	59,826	61,130	70,127
Operating expenses
Research and development, net	35,483	33,468	35,000	42,539	53,244
General, administrative, sales and marketing	21,979	22,446	23,085	24,875	29,417
Amortization of intangible assets	1,284	1,573	1,672	2,310	7,972
Write-off of expired option related to investment in other company	400	-	-	-	-
Restructuring cost (income)	-	-	-	2,008	(170)
Total operating expenses	59,146	57,487	59,757	71,732	90,463
Operating income (loss)	714	(443)	69	(10,602)	(20,336)
Financial and other income
Financial income, net	1,175	1,204	2,457	2,388	1,885
Other income from remeasurement of investment in a business Combination	-	-	-	-	1,343
Income (loss) before taxes	1,889	761	2,526	(8,214)	(17,108)
Income tax benefit (expense)	(327)	2,841	150	172	866
Net income (loss)	1,562	$3,602	$2,676	$(8,042)	$(16,242)
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	21,924	21,968	22,249	21,950	23,247
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	23,340	22,954	22,906	21,950	23,247
Basic net income (loss) per share	$0.07	$0.16	$0.12	$(0.37)	$(0.70)
Diluted net income (loss) per share	$0.07	$0.16	$0.12	$(0.37)	$(0.70)
Balance Sheet Data (end of year):
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$121,656	$124,944	$127,712	$120,339	$117,909
Working capital	$38,352	$38,817	$42,301	$49,102	$60,010
Total assets	$183,962	$191,179	$192,265	$185,182	$197,625
Total stockholders’ equity	$143,318	$146,623	$147,411	$142,227	$148,624

Year Ended December 31,	2015					2014
Fiscal Years by Quarter
Quarterly Data:	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(Unaudited, U.S. dollars in thousands, except per share amount)

Revenues	$33,770	$35,219	$37,247	$38,035	$37,159	$36,715	$36,276	$32,886
Gross profit	$14,517	$14,573	$15,235	$15,535	$14,721	$14,528	$14,781	$13,014
Net income (loss)	$(108)	$167	$730	$773	$2,729	$773	$1,088	$(988)
Net income (loss) per share — Basic	$0.00	$0.01	$0.03	$0.03	$0.13	$0.04	$0.05	$(0.04)
Net income (loss) per share — Diluted	$0.00	$0.01	$0.03	$0.03	$0.12	$0.03	$0.05	$(0.04)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 72% of our total revenues for 2015.

Our revenues were $144.3 million for 2015, an increase of 1% in comparison to 2014. The increase for 2015 was primarily as a result of increased sales of our VoIP, home gateway and home automation products, as well as the commencement of sales of our HDClear products, partially offset by a decrease in sales of our cordless telephony products. Revenues from our new products accounted for 28% of our total revenues for 2015, as compared to 21% of our total revenues for 2014. Sales of our home gateway products represented 10% of our total revenues in 2015, as compared to 8% of our total revenues in 2014. Sales of our VoIP products represented 15% of our total revenues for 2015, as compared to 10% of our total revenues in 2014. Revenues derived from the sale of cordless telephony products represented 72% of our total revenues for 2015, as compared to 79% of our total revenues for 2014. We expect that revenues from new products, primarily VoIP and HDClear products, will continue to increase in 2016 and expect such revenues to represent a higher percentage of 2016 total sales.

Our gross margin increased to 41.5% of our total revenues for 2015 from 39.9% for 2014, primary due to (i) an increase in total revenues, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a change in the mix of products sold and mix of customers. We anticipated that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products which generally have higher gross margins.

Our operating income was $0.7 million for 2015, as compared to an operating loss of $0.4 million for 2014. The change from operating loss to operating income was mainly as a result of increases in total revenues and gross margin during 2015, as compared to 2014, offset to some extent by an increase in operating expenses, mainly in research and development expenses, during 2015, as compared to 2014. Our operating expenses increased by 3% to $59.1 million for 2015, as compared to $57.5 million for 2014, mainly as a result of the above mentioned increase in research and development expenses. We expect our research and development expenses to increase slightly in 2016 in comparison to 2015.

Notwithstanding our return to revenue growth in 2015 and our success in increasing our gross margin, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market. The cordless telephony market is undergoing a challenging period. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

Therefore, in order to increase our revenues and offset the declining revenues generated from our cordless products, we need to introduce new products and penetrate new markets. We intend to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for these new products.

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products and begun mass shipments of a number of new products. Moreover, 2015 marked the achievement of a significant milestone for the company with initial mass production shipments of HDClear products to a tier one mobile customer. Aggregate revenues derived from our new products were 28%, 21% and 15% of our total revenues for 2015, 2014 and 2013, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2016 as compared to 2015. However, we can provide no assurances about our success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for mobile devices, home control & automation and enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of December 31, 2015, our principal source of liquidity consisted of cash and cash equivalents of $13.7 million and marketable securities and short term deposits of $107.8 million, totaling $121.5 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2015.

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

Tax Valuation Allowance: We have a valuation allowance for some of our deferred tax assets	Our management inherently must make estimates to determine the ultimate realization of these assets.	Although management believes that its estimates and judgments about expected results for tax

Description	Judgments & Uncertainties	Effect if Actual Results Differ from Assumptions
based on the determination that it is more likely than not that some of these assets will not be realized.	The estimate of our tax valuation allowance contains uncertainty because management must use judgment to estimate the expected results for tax purposes.	purposes are reasonable, actual results could differ, and we may be required to record an additional valuation allowance for our deferred tax assets.

Valuation of Investment in Other Company :

The investment in other company on our consolidated balance sheet is as a result of our investment in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis and an option we had to acquire the remaining equity of this private company by a specified date.

This investment in other company is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  We may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

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

If management’s estimates or related assumptions change in the future, we may be required to record impairment charges for our investment in other company.

As of December 31, 2015, we did not exercise the purchase option by the expiration date, and as a result we recorded a write-off of $0.4 million associated with this investment.

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

Results of Operations:

Total Revenues. Our total revenues were $144.3 million for 2015, $143.0 million for 2014 and $151.1 million for 2013. The increase for 2015 was primarily as a result of increased sales of our VoIP, home gateway and home automation products, as well as commencement of sales of our HDClear products, partially offset by a decrease in sales of our cordless telephony products. The decrease of 5.3% in revenues for 2014 as compared to 2013 was primarily as a result of decreased sales of our 2.4GHz and DECT cordless telephony products, offset to some extent by increased sales of VoIP, home gateway and home automation products.

Sales of our cordless telephony products were $104.1 million, $113.2 million and $128.8 million for the years ended 2015, 2014 and 2013, respectively, representing approximately 72%, 79% and 85% of our total revenues for 2015, 2014 and 2013, respectively. The above mentioned decrease in 2015 compared to 2014 was mainly attributable to decreased demand from our customers, mainly for the U.S. and Japanese domestic end markets. The above mentioned decrease in 2014 compared to 2013 was mainly attributable to decreased demand from our customers, mainly for the U.S. and European end markets.

Sales of our home gateway products were $13.8 million, $12.0 million and $9.4 million for the years ended 2015, 2014 and 2013, respectively, representing approximately 10%, 8% and 6% of our total revenues for 2015, 2014 and 2013, respectively. The increase of 15% in absolute dollars of our home gateway product sales in 2015 as compared to 2014 and the increase of 28% in absolute dollars of our home gateway product sales in 2014 as compared to 2013 were both mainly attributable to the increased acceptance and adoption of HD voice as DECT solution is the preferred medium for transmitting HD voice wirelessly at home. Sales of our VoIP products were $22.2 million, $14.3 million and $8.9 million for 2015, 2014 and 2013, respectively, representing 15%, 10% and 6% of our total revenues for 2015, 2014 and 2013, respectively. The increase of 56% in absolute dollars of our VoIP sales in 2015 as compared to 2014 and the increase of 61% in absolute dollars of our VoIP sales in 2014 as compared to 2013 were both mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this domain.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$3,944	$4,702	$4,342
Hong Kong	72,608	79,622	86,090
Japan	26,114	31,261	34,377
Europe	8,464	6,787	7,370
China	10,359	6,568	6,999
Taiwan	16,902	9,077	7,093
Other	5,880	5,019	4,792
Total revenues	$144,271	$143,036	$151,063

Sales to our customers in Hong Kong decreased for 2015 as compared to 2014, representing a decrease of 9% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to VTech Holding Ltd. (“VTech”) of 12% when comparing 2015 to 2014 and a decrease in sales to CCT Telecom Holdings Ltd. (“CCT”) of 34% when comparing 2015 to 2014. This decrease was partially offset by an increase of 52% in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei”). The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, representing a 39% decrease in absolute dollars for 2015 as compared to 2014 and a decrease in sales through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”) of 12% when comparing 2015 to 2014.

Sales to our customers in Taiwan increased for 2015 as compared to 2014, representing an increase of 86% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”).

Sales to our customers in Hong Kong decreased for 2014 as compared to the same period of 2013, representing a decrease of 8% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from a decrease in sales to VTech of 6% during the comparable periods. Sales to our customers in Japan decreased for 2014 as compared to the same period of 2013, representing a decrease of 9% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to Uniden American Corporation, representing a 52% decrease in absolute dollars for 2014, as compared to 2013.

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 31%, 35% and 36% of our total revenues for 2015, 2014 and 2013, respectively.

Sales to Guo Wei represented 12%, 8% and 8% of our total revenues for 2015, 2014 and 2013, respectively. Revenues derived from sales through our distributor, Japan-based Tomen Electronics accounted for 16% of our total revenues for 2015, as compared to 20% for 2014 and 19% for 2013.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 15% and 14% of our total revenues for 2015, 2014 and 2013, respectively.

Revenues derived from sales through our distributor, Ascend Technology, accounted for 15% of our total revenues for 2015, as compared to 10% for 2014 and 9% for 2013. Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for 2015, 2014 or 2013.

Significant Products. Revenues from our digital cordless telephony products represented 72%, 79% and 85% of our total revenues for 2015, 2014 and 2013, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2016. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, for the short and long term.

Revenues from our home gateway products represented 10%, 8% and 6% of our total revenues for 2015, 2014 and 2013, respectively.

Revenues from our VoIP products represented 15%, 10% and 6% of our total revenues for 2015, 2014 and 2013, respectively.

Gross Profit. Gross profit as a percentage of revenues was 41.5% for 2015, 39.9% for 2014 and 39.6% for 2013. The increase in our gross profit for 2015 as compared to 2014 was primary due to (i) an increase in total revenues, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a change in the mix of products sold and mix of customers. The increase in our gross profit for 2014 as compared to 2013 was primarily due to (i) an improvement in production yield and direct contribution of certain of our products as a result of lower cost structure for production of such products, and (ii) a change in the mix of products sold and customers, offset to some extent by a decrease in total revenues.

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

Operating Expenses. Our operating expenses were $59.1 million for 2015, $57.5 million for 2014 and $59.8 million for 2013. The increase in operating expenses for 2015 as compared to 2014 was primarily attributable to (i) an increase in research and development expenses in the amount of $2.0 million, and (ii) an increase in sales and marketing expenses in the amount of $0.2 million. These increases were offset to some extent by a decrease in general and administrative expenses in the amount of $0.6 million in 2015 as compared to 2014.

The decrease in operating expenses for 2014 as compared to 2013 was primarily attributable to (i) a decrease in research and development expenses in the amount of $1.5 million, and (ii) a decrease in general and administrative expenses in the amount of $1.3 million. These decreases were offset to some extent by an increase in sales and marketing expenses in the amount of $0.6 million in 2014 as compared to 2013.

Our operating income was $0.7 million for 2015, as compared to an operating loss of $0.4 million for 2014 and an operating income of $0.1 million for 2013. The change from operating loss in 2014 to operating income in 2015 was mainly as a result of increases in total revenues and gross margin during 2015, as compared to 2014, offset to some extent by an increase in operating expenses, mainly in research and development expenses, during 2015, as compared to 2014. The decrease in operating income in 2014 as compared to 2013 was mainly as a result of a decrease in total revenues during 2014 as compared to 2013, offset to some extent by a decrease in research and development, and general and administrative expenses, and an improvement in gross margins.

Research and Development Expenses. Our research and development expenses, net, were $35.5 million for 2015, $33.5 million for 2014 and $35.0 million for 2013. The increase for 2015 in research and development expenses, net, as compared to 2014, was mainly due to (i) an increase in projects-related expenses (mainly IP and tapeouts) in the amount of $3.0 million, and (ii) a decrease in funding received from the Israeli Office of the Chief Scientist (“OCS”) in the amount of $0.3 million for 2015. The increase in research and development expenses, net, for 2015, as compared to the comparable period of 2014, was partially offset by a decrease in labor and employees related expenses in the amount of $1.2 million for 2015 as compared to 2014, mainly as a result of an increase in the exchange rate between the USD and the NIS, which decreased the payroll expenses of our Israeli employees and a decrease in overall compensation payments to employees.

The OCS funding was recognized as a deduction of our research and development expenses, net. As a result of receipt of OCS funding, royalties may be payable to the OCS in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the OCS funding. The obligation to pay these royalties is contingent on actual sales of these products.

The decrease for 2014 in research and development expenses, net, as compared to 2013, was mainly due to (i) a decrease in projects-related expenses (mainly tapeouts) in the amount of $1.4 million, (ii) a decrease in depreciation expenses in the amount of $0.5 million, and (iii) funding received from the OCS in the amount of $3.0 million for 2014, following the receipt of an approval from the OCS during the first quarter of 2014 for 2014 research and development programs and some residual funding that was approved for 2013 programs. During 2013, such funding recognized in research and development expenses amounted to $2.1 million. The above mentioned OCS funding was recognized as a deduction of our research and development expenses, net. The decrease in research and development expenses, net, for 2014, as compared to the comparable period of 2013, was offset to some extent by (i) an increase in equity-based compensation expenses for 2014 in the amount of $0.5 million, and (ii) an increase in labor and employees related expenses in the amount of $1.1 million for 2014 as compared to 2013, mainly as a result of the devaluation of the U.S. dollar against the NIS, which increased our Israeli employees labor expenses.

Our research and development expenses, net, as a percentage of our total revenues were 25% for 2015 and 23% for both 2014 and 2013. The increase in research and development expenses, net, as a percentage of total revenues for 2015 as compared to 2014 was mainly due to an increase in research and development expenses, net, for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $12.1 million for 2015, $11.9 million for 2014 and $11.3 million for 2013. The increase in sales and marketing expenses between 2015 and 2014 was mainly due to an increase in consulting services. The increase in sales and marketing expenses between 2014 and 2013 was mainly attributed to an increase in labor and employee-related expenses, mainly due to an increase in, sales commissions and the devaluation of the U.S. dollar against the NIS, which increased our Israeli employees labor expenses.

Our sales and marketing expenses as a percentage of our total revenues were 8%, 8% and 7% for 2015, 2014 and 2013, respectively. The increase in sales and marketing expenses as a percentage of total revenues for 2014 as compared to 2013 was mainly due to a decrease in absolute dollars of the total revenues and an increase in sales and marketing expenses for 2014 as compared to 2013.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $9.9 million, $10.5 million and $11.8 million for 2015, 2014 and 2013, respectively. The decrease in general and administrative expenses for 2015 as compared to 2014 was mainly due to a decrease in payroll and overhead expenses as a result of (i) an increase in the exchange rate of the USD and the NIS, which decreased our Israeli operational overhead and employee labor expenses, and (ii) a decrease in other payroll benefit expenses.

The decrease in general and administrative expenses for 2014 as compared to 2013 was mainly attributed to proxy contest related expenses (mainly legal and stockholder related expenses) we incurred during the second quarter of 2013 in the amount of $1.4 million as compared to no such expenses in 2014.

General and administrative expenses as a percentage of our total revenues were 7%, 7% and 8% for 2015, 2014 and 2013, respectively. The decrease in general and administrative expenses in 2014 as a percentage of total revenues as compared to 2013 was due to a decrease in absolute dollars of general and administrative expenses, offset to some extent by a decrease in total revenues for 2014 as compared to 2013.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During 2015, 2014 and 2013, we recorded an expense of $1.3 million, $1.6 million and $1.7 million, respectively, relating to the amortization of intangible assets associated with the acquisition of the CIPT Business from NXP B.V. in 2007 and the acquisition of BoneTone in 2011. The sequential decrease is consistent with, and is based on, the original amortization schedule determined following the impairment of goodwill and other intangible assets that took place in 2008 in relation to the acquisition of the CIPT Business, offset to some extent by an increase from 2013 in the amortization of intangible assets associated with the acquisition of BoneTone.

Write-off of expired option related to investment in other company, . In November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also had the option to acquire the remaining equity of this private company until December 31, 2014. The terms and conditions of the investment were modified in November 2014, including an extension of the option to acquire the remaining equity of the company to December 31, 2015. We did not exercise the purchase option by the expiration date, and as a result we recorded a write-off of $400,000 associated with the investment.

Financial income, net. Financial income, net, was $1.2 million for 2015, $1.2 million for 2014 and $2.5 million for 2013. The decrease in financial income, net, for 2014 as compared to 2013 was mainly due to (i) fewer gains realized from sales of certain of our marketable securities in the amount of $0.9 million, and (ii) a lower yield on marketable securities.

Our total cash, cash equivalents, marketable securities and short term deposits, including restricted deposits, were $121.7 million as of December 31, 2015, as compared to $124.9 million as of December 31, 2014.

Provision for Income Taxes. Taxes on income were $0.3 million for 2015, as compared to an income tax benefit of $2.8 million for 2014 and an income tax benefit of $0.2 million for 2013. The taxes on income for 2015 were mainly attributed to current tax expenses that were recorded in the amount of $0.7 million, offset to some extent by an income from amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.4 million.

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

DSP Group Ltd., our Israeli subsidiary, is eligible for various tax incentives under the Israeli Investment Laws. For more information about these incentives and plans, please refer to Note 15 to our consolidated financial statements for the year ended December 31, 2015.

Description of Segments.

We operate under three reportable segments.

Our segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the company’s chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer, who evaluates the Company’s performance and allocates resources based on segment revenues and operating income.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 72%, 79% and 85% of our total revenues for 2015, 2014 and 2013, respectively, and (ii) revenues from home gateway products exceeded 10% of our total consolidated revenues for 2015 and amounted to 10%, 8% and 6% of our total revenues for 2015, 2014 and 2013, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. VoIP products in the Office segment represented 15%, 10% and 6% of our total revenue for 2015, 2014 and 2013, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the years 2015, 2014 and 2013.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. No revenues derived from products in the mobile segment exceeded 10% of our total consolidated revenues for the years 2015, 2014 and 2013.

Segment data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the second quarter of 2013 and certain corporate governance costs.

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31
	Revenues			Income (loss) from operations
	2015	2014	2013	2015	2014	2013
Home	$121,714	$128,690	$142,144	$24,815	$23,438	$25,367
Office	$22,216	$14,276	$8,849	$(4,861)	$(2,805)	$(4,656)
Mobile	$341	$70	$70	$(10,308)	$(11,983)	$(11,040)
Total	$144,271	$143,036	$151,063	$9,646	$8,650	$9,671

Sales to our customers in the home segment decreased for 2015 as compared to 2014, representing a decrease of 5% in absolute dollars, and decreased for 2014 as compared to 2013, representing a decrease of 9% in absolute dollars. The decrease in our home segment sales for the comparable periods was mainly attributable to the decline in market demands, and the decrease in the average selling prices, of cordless phones over the comparative periods, offset to some extent by an increase in sales of home gateways and home automation products.

Sales to our customers in the office segment increased for 2015 as compared to 2014, representing an increase of 56% in absolute dollars. Sales to our customers in the office segment increased for 2014 as compared to 2013, representing an increase of 61% in absolute dollars. The increase in our office segment sales for both comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the mobile segment increased for 2015 as compared to 2014, representing an increase of 387% in absolute dollars. The increase in our mobile segment sales for the comparable periods was mainly due to achievement of a significant milestone for the company with initial mass production shipments of HDClear products to a tier one mobile customer. The reconciliation of segment operating results information to our consolidated financial information is included in Note 17 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $12.2, $10.4 and $13.3 million of cash and cash equivalents from our operating activities during 2015, 2014 and 2013, respectively. The increase in net cash generated by operating activities for 2015, as compared to 2014, was mainly as a result of a decrease in inventories in the amount of $4.2 million during 2015, as compared to an increase in inventories in the amount of $3.3 million during 2014. The above mentioned increase was offset to some extent by (i) a decrease of $2.2 million in accounts payable during 2015, as compared to an increase in the amount of $1.1 million during 2014, and (ii) an increase of $1.0 million in prepaid expenses and other current assets during 2015 as compared to a decrease of $0.7 million during 2014.

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

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2015, we purchased $41.0 million of investments in marketable securities and deposits, as compared to $73.1 million during 2014 and $70.7 million during 2013. During the same periods, $20.1 million, $23.3 million and $18.3 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $13.3 million, $46.5 million and $43.0 million, respectively, of investments in marketable securities were sold. Additionally, during 2015, 2014 and 2013, $2.6 million, $2.6 million and $2.8 million, respectively, of short term deposits matured.

As of December 31, 2015, the amortized cost of our marketable securities and deposits was approximately $108.3 million and their stated market value was approximately $107.8 million, representing an unrealized loss of approximately $0.5 million.

During November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also had the option to acquire the remaining equity of this private company under agreed terms until December 31, 2014. The terms and conditions of the investment were modified in November 2014, including an extension of the option to acquire the remaining equity until December 31, 2015. We did not exercise the purchase option by the expiration date.

Our capital equipment purchases for 2015, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $2.3 million, as compared to $1.3 million for 2014, and $1.1 million for 2013.

Financing Activities. During 2015, we repurchased 1.3 million shares of our common stock at an average purchase price of $10.24 per share for an aggregate amount of $13.2 million. In addition, during 2015, we received $1.2 million upon the exercise of employee stock options.

During 2014, we repurchased 1.4 million shares of our common stock at an average purchase price of $8.83 per share for an aggregate amount of $12.48 million. In addition, during 2014, we received $1.8 million upon the exercise of employee stock options.

In November 2013, our board of directors authorized the company’s entry into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of our common stock. This authorization was in addition to the approximately 308,000 shares that were available for repurchase under the board’s prior authorizations. Furthermore, in August 2015, our board authorized an additional $10 million dollar buyback program, of which 0.5 million shares are available for repurchase under a Rule 10b5-1 plan. At December 31, 2015, approximately 0.9 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of December 31, 2015, we had cash and cash equivalents totaling approximately $13.7 million and marketable securities and time deposits of approximately $107.8 million. Out of total cash, cash equivalents and marketable securities of $121.5 million, $107.8 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2015 was approximately $38.4 million, as compared to $38.8 million as of December 31, 2014. The decrease in working capital was mainly due to a decrease in inventories in the amount of $4.2 million, offset to some extent by a decrease in current liabilities.

We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2015 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$6,278	$2,684	$3,449	$145	-
Net Pension Liability (2)	1,360	55	29	17	1,259

Development tools lease and other (3)	2,637	1,515	1,122	-	-
Total Contractual Obligations	$10,275	$4,254	$4,600	$162	$1,259

(1)

Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 14 to notes to our consolidated financial statements for the year ended December 31, 2015.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools and other non-cancelable lease agreements.

At December 31, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1.7 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2015, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statement for the year ended December 31, 2015. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2016 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 15, 2016	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). DSP Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DSP Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DSP Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of DSP Group, Inc. and our report dated March 5, 2016 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 15, 2016	A Member of Ernst & Young Global

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,704	$20,544
Restricted deposits	168	623
Marketable securities and short-term deposits (Note 3)	18,070	11,508
Trade receivables, net	19,211	20,298
Other accounts receivable and prepaid expenses (Note 4)	3,319	1,902
Inventories (Note 5)	11,453	15,635

Total current assets	65,925	70,510

PROPERTY AND EQUIPMENT, NET (Note 6)	3,764	2,843

LONG-TERM ASSETS:
Long-term marketable securities (Note 3)	89,714	92,269
Long-term prepaid expenses and lease deposits	743	1,162
Deferred income taxes (Note 15)	1,311	924
Severance pay fund	11,578	10,860
Investment in other company (Note 9)	1,800	2,200
Intangible assets, net (Note 7)	3,851	5,135
Goodwill	5,276	5,276

	114,273	117,826

Total assets	$183,962	$191,179

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$13,103	$15,282
Accrued compensation and benefits	7,788	9,408
Income tax accruals and payables	1,864	1,151
Accrued expenses and other accounts payable (Note 10)	4,818	5,852

Total current liabilities	27,573	31,693

LONG-TERM LIABILITIES:
Deferred income taxes (Note 15)	476	845
Accrued severance pay	11,703	10,929
Accrued pensions (Note 11)	892	1,089

Total long-term liabilities	13,071	12,863

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Note 13):
Capital stock:
Common stock, $0.001 par value -
Authorized: 50,000,000 shares at December 31, 2015 and 2014; Issued and outstanding: 21,572,616 and 21,843,950 shares at December 31, 2015 and 2014, respectively	22	22
Additional paid-in capital	361,023	355,906
Treasury stock at cost	(125,697)	(122,387)
Accumulated other comprehensive loss	(1,267)	(1,566)
Accumulated deficit	(90,763)	(85,352)

Total stockholders’ equity	143,318	146,623

Total liabilities and stockholders’ equity	$183,962	$191,179

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2015	2014	2013

Revenues	$144,271	$143,036	$151,063
Costs of revenues (1)	84,411	85,992	91,237

Gross profit	59,860	57,044	59,826

Operating expenses:
Research and development, net (2)	35,483	33,468	35,000
Sales and marketing (3)	12,103	11,905	11,273
General and administrative (4)	9,876	10,541	11,812
Amortization of intangible assets	1,284	1,573	1,672
Write-off of expired option related to investment in other company	400	-	-

Total operating expenses	59,146	57,487	59,757

Operating income (loss)	714	(443)	69
Financial income, net (Note 12)	1,175	1,204	2,457

Income before income tax benefit	1,889	761	2,526
Income tax benefit (expense)	(327)	2,841	150

Net income	$1,562	$3,602	$2,676

Net earnings per share:
Basic	$0.07	$0.16	$0.12
Diluted	$0.07	$0.16	$0.12

Weighted average number of shares used in per share computations of:
Basic net earnings per share	21,924	21,968	22,249
Diluted net earnings per share	23,340	22,954	22,906

(1)	Includes equity-based compensation expense in the amount of $300, $300 and $253 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,201, $2,381 and $1,873 for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Includes equity-based compensation expense in the amount of $641, $621 and $478 for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Includes equity-based compensation expense in the amount of $1,950, $2,057 and $1,555 for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year Ended December 31,
	2015	2014	2013

Net income:	$1,562	$3,602	$2,676
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	(230)	157	(304)
Reclassification adjustments for losses (gains) included in net income (loss)	24	(61)	(1,009)
Net change	(206)	96	(1,313)
Cash flow hedges:
Changes in unrealized gains/losses	(38)	(1,180)	372
Reclassification adjustments for (gains) losses included in net income (loss)	621	562	(856)
Net change	583	(618)	(484)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	63	(209)	(11)
Amortization of actuarial loss and prior service benefit	20	11	11
Net change	83	(198)	-
Foreign currency translation adjustments, net	(161)	(25)	(12)
Other comprehensive income (loss)	299	(745)	(1,809)
Comprehensive income	$1,861	$2,857	$867

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2012	21,674	$22		$346,335	$(125,724)	$988	$(79,394)	$142,227

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	374		*) -	-	3,668	-	(2,004)	1,664
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	692	1		-	6,796	-	(4,813)	1,984
Purchase of treasury stock	(390)	(1)		-	(3,489)	-	-	(3,490)
Equity-based compensation expenses	-	-		4,159	-	-	-	4,159
Net income	-	-		-	-	-	2,676	2,676
Change in Accumulated other comprehensive income	-	-		-	-	(1,809)	-	(1,809)

Balance at December 31, 2013	22,350	$22		$350,494	$(118,749)	$(821)	$(83,535)	$147,411

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount		Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2013	22,350	$22		$350,494	$(118,749)	$(821)	$(83,535)	$147,411

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	310		*) -	-	3,031	-	(1,309)	1,722
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	598	1		53	5,814	-	(4,110)	1,758
Purchase of treasury stock	(1,414)	(1)		-	(12,483)	-	-	(12,484)
Equity-based compensation expenses	-	-		5,359	-	-	-	5,359
Net income	-	-		-	-	-	3,602	3,602
Change in Accumulated other comprehensive income	-	-		-	-	(745)	-	(745)

Balance at December 31, 2014	21,844	$22		$355,906	$(122,387)	$(1,566)	$(85,352)	$146,623

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233		*) -	-	2,269	-	(500)	1,769
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	791	1		25	7,689	-	(6,473)	1,242
Purchase of treasury stock	(1,295)	(1)		-	(13,268)	-	-	(13,269)
Equity-based compensation expenses		-		5,092	-	-	-	5,092
Net income		-		-	-	-	1,562	1,562
Change in Accumulated other comprehensive income		-		-	-	299	-	299

Balance at December 31, 2015	21,573	$22		$361,023	$(125,697)	$(1,267)	$(90,763)	$143,318

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:

Net income	$1,562	$3,602	$2,676
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,356	1,290	1,994
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	5,092	5,359	4,159
Capital loss from sale and disposal of property and equipment	4	-	-
Realized losses (gains) from sale of marketable securities	24	(61)	(1,009)
Amortization of intangible assets	1,284	1,573	1,672
Write-off of expired option related to investment in other company	400	-	-
Accrued interest and amortization of premium on marketable securities and short-term deposits	847	1,214	747
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(756)	(1,170)	(377)
Trade receivables, net	945	704	(767)
Other accounts receivable and prepaid expenses	(987)	719	536
Inventories	4,131	(3,333)	587
Long-term prepaid expenses and lease deposits	(31)	(1,052)	153
Trade payables	(2,180)	1,142	121
Accrued compensation and benefits	184	1,323	3,952
Income tax accruals and payables	800	(730)	54
Accrued expenses and other accounts payable	(499)	(289)	(989)
Accrued severance pay, net	55	58	(228)
Accrued pensions	(7)	30	(31)

Net cash provided by operating activities	12,224	10,379	13,250

Cash flows from investing activities:

Purchase of marketable securities	(35,475)	(70,517)	(67,850)
Purchase of short-term deposits	(5,563)	(2,561)	(2,849)
Proceeds from maturity of marketable securities	20,127	23,250	18,325
Proceeds from sales of marketable securities	13,238	46,491	42,949
Proceeds from redemption of short-term deposits	2,589	2,561	2,849
Purchases of property and equipment	(2,297)	(1,315)	(1,118)
Investment in other company	-	-	(2,200)
Decrease (Increase) in restricted deposits	455	(556)	-

Net cash used in investing activities	(6,926)	(2,647)	(9,894)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2015	2014	2013
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options and SARs	1,242	1,758	1,984
Purchase of treasury stock	(13,206)	(12,484)	(3,490)

Net cash used in financing activities	(11,964)	(10,726)	(1,506)

Increase (decrease) in cash and cash equivalents	(6,666)	(2,994)	1,850
Cash and cash equivalents at the beginning of the year	20,544	23,578	21,684
Cash (erosion) due to exchange rate differences	(174)	(40)	44

Cash and cash equivalents at the end of the year	$13,704	$20,544	$23,578

Supplemental disclosures of cash flows activities:

Cash paid during the year for:

Taxes on income	$134	$131	$149

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

NOTE 1:-	GENERAL

DSP Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), are a fabless semiconductor company offering advanced chipset solutions for a variety of applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, audio, video and data.

The Company sells its products primarily through distributors and directly to OEMs and original design manufacturers (ODMs) who incorporate the Company’s products into consumer and enterprise products. The Company’s future performance will depend, in part, on the continued success of its distributors in marketing and selling its products. The loss of the Company’s distributors and the Company’s inability to obtain satisfactory replacements in a timely manner may harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Sales to Hong Kong-based VTech Holdings Ltd. (“VTech”) represented 31%, 35% and 36% of the Company’s total revenues for 2015, 2014 and 2013, respectively. Sales to Hong Kong-based Guo Wei Electronics Ltd. (“Guo Wei”) represented 12%, 8% and 8% of the Company’s total revenues for 2015, 2014 and 2013, respectively. Revenues derived from sales through one distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 16%, 20% and 19% of the Company’s total revenues for 2015, 2014 and 2013, respectively. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 13%, 15% and 14% of the Company’s total revenues for 2015, 2014 and 2013, respectively. Revenues derived from sales through another distributor, Ascend Technology Inc. (“Ascend Technology”) accounted for 15%, 10% and 9% of the Company’s total revenues for 2015, 2014 and 2013, respectively. Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for 2015, 2014 and 2013. The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products.

The majority of the revenues derived from the above mentioned customers are included in the Home segment.

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

U.S. dollars in thousands, except share and per share data.

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

The financial statements of the Company’s subsidiary – DSP Group Technologies GmbH whose functional currency is in Euro, has been translated into dollars. All amounts on the balance sheets have been translated into the dollar using the exchange rates in effect on the relevant balance sheet dates. All amounts in the consolidated statements of operations have been translated into the dollar using the average exchange rate for the relevant periods. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in changes in stockholders’ equity.

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $379 and $218 as of December 31, 2015 and 2014, respectively.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company. Intercompany transactions and balances have been eliminated in consolidation.

U.S. dollars in thousands, except share and per share data.

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments, which are readily convertible to cash with original maturity of three months or less from the date of acquisition.

e.	Restricted deposits:

Restricted deposits include deposits which are used as security for derivative instruments and for one of the Company’s lease agreements.

f.	Short-term deposits:

Bank deposits with original maturities of more than three months and less than one year are presented at cost, including accrued interest.

g.	Marketable securities:

The Company accounts for investments in debt securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 320-10, “Investments in Debt and Equity Securities.” Management determines the appropriate classification of the Company’s investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

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

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2015, 2014 and 2013, the Company did not record an-other-than-temporary impairment loss (see Note 3).

h.	Fair value of financial instruments:

Cash and cash equivalents, restricted deposits, short-term deposits, trade receivables, trade payables and accrued liabilities approximate fair value due to short term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 for more information.

U.S. dollars in thousands, except share and per share data.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $11,453, $15,635 and $12,334 as of December 31, 2015, 2014 and 2013, respectively, is stated net of inventory reserves of $670, $505 and $591 in each year, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

U.S. dollars in thousands, except share and per share data.

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

During the years ended December 31, 2015, 2014 and 2013, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2015, 2014 and 2013, the Company capitalized $1,086, $128 and $34, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

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

U.S. dollars in thousands, except share and per share data.

Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

The Company performs an annual impairment test on December 31 of each fiscal year, or more frequently if impairment indicators are present.

The Company’s reporting units are consistent with the reportable segments identified in Note 17.

Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash-flows, future short-term and long-term growth rates, weighted average cost of capital and market multiples for the reporting unit.

For the fiscal year ended December 31, 2015, 2014 and 2013, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

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

During 2015, 2014 and 2013, no impairment losses were identified.

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

Severance expenses for the years ended December 31, 2015, 2014 and 2013, were $1,498, $1,568 and $1,494, respectively.

m.	Revenue recognition:

The Company generates its revenues from sales of products. The Company sells its products through a direct sales force and through a network of distributors.

U.S. dollars in thousands, except share and per share data.

Product sales are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectability is reasonably assured, and no significant obligations remain.

Persuasive evidence of an arrangement exists - The Company’s sales arrangements with customers are pursuant to written documentation, either a written contract or purchase order. The actual documentation used is dependent on the business practice with each customer. Therefore, the Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, or a written purchase order from the customer.

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

Price is fixed or determinable - Pursuant to the customer agreements, the Company does not provide any price protection, stock rotation, right of return and/or other discount programs and thus the fee is considered fixed and determinable upon execution of the written documentation with the customers. Additionally, payments that are due within the normal course of the Company’s credit terms, which are currently no more than four months from the contract date, are deemed to be fixed and determinable based on the Company’s successful collection history for such arrangements.

Collectability of the related receivable is reasonably assured - The Company determines whether collectability is reasonably assured on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a long-term business relationship and a history of successful collection. A significant number of the Company’s customers are also large original equipment manufacturers with substantial financial resources. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer’s financial position, the number of years the customer has been in business, the history of collection with the customer and the customer’s ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectability is not reasonably assured under a particular arrangement based upon its credit review process, the customer’s payment history or information that comes to light about a customer’s financial position, it recognizes revenue under that arrangement as customer payments are actually received.

With respect to product sales through the Company’s distributors, such product revenues are deferred until the distributors resell the Company’s products to the end-customers (“sell through”) and recognized based upon receipt of reports from the distributors, provided all other revenue recognition criteria as discussed above are met.

U.S. dollars in thousands, except share and per share data.

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

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2015, 2014 and 2013.

o.	Research and development costs, net:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

p.	Government grants:

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Office of the Chief Scientist (“OCS”) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded royalty bearing grants in the amount of $2,738, $3,002 and $2,116 for the year ended December 31, 2015 and 2014 and 2013, respectively.

U.S. dollars in thousands, except share and per share data.

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

q.	Equity-based compensation:

At December 31, 2015, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 13.

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

The Company granted stock appreciation rights (SARs) until 2012. Starting in 2013, a majority of the Company’s equity awards were in the form of restricted stock unit (“RSU”) grants.

U.S. dollars in thousands, except share and per share data.

r.	Basic and diluted income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share further includes the dilutive effect of stock options, SARs and RSUs outstanding during the year, all in accordance with FASB ASC No. 260, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income per share due to their anti-dilutive effect was 403,632, 1,811,687and 2,730,867 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Deferred tax liabilities and assets are classified as non-current based on the adopting of Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Prior to the adoption of ASU 2015-17, U.S. GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 was issued to simplify the presentation of deferred income taxes. Deferred tax liabilities and assets are now classified as noncurrent in a classified statement of financial position for all period presented.

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

U.S. dollars in thousands, except share and per share data.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2015, the amortized cost of the Company’s marketable securities was $102,717, and their stated market value was $102,216, representing an unrealized loss of $501.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2015 and 2014, no allowance for doubtful accounts was provided.

The Company has no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

u.	Derivative instruments:

The Company accounts for derivatives and hedging based on FASB ASC No. 815,”Derivatives and Hedging”. ASC No. 815 requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

U.S. dollars in thousands, except share and per share data.

The fair value of the outstanding derivative instruments at December 31, 2015 and 2014 is summarized below:

		Fair value of derivative instruments
Derivative assets		As of December 31,
(liabilities)	Balance sheet location	2015	2014

Foreign exchange forward contracts and put and call options	Accrued expenses and other accounts payable	$(36)	$(618)

	Total	$(36)	$(618)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2015	2014	2013

Foreign exchange forward contracts and put and call options	$(38)	$(1,180)	$372

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2015	2014	2013

Foreign exchange forward contracts and put and call options	Operating expenses	$(621)	$(562)	$856

As of December 31, 2015, the Company had outstanding option contracts and forward contracts in the amount of $12,850 and $1,800, respectively.

As of December 31, 2014, the Company had outstanding option contracts in the amount of $16,575.

v.	Comprehensive income:

The Company accounts for comprehensive income in accordance with FASB ASC No. 220, “Comprehensive Income.” Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive income relate to gains and losses on hedging derivative instruments, unrealized gains and losses on available-for-sale securities, unrealized gains and losses from pension and unrealized gain and losses from foreign currency translation adjustments.

U.S. dollars in thousands, except share and per share data.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2015:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
January 1, 2015	$(295)	$(618)	$(435)	$(218)	$(1,566)
Other comprehensive income (loss) before reclassifications	(230)	(38)	63	(161)	(366)
Amounts reclassified from accumulated other comprehensive income (loss)	24	621	20	-	665
Net current period other comprehensive income (loss)	(206)	583	83	(161)	299

December 31, 2015	$(501)	$(35)	$(352)	$(379)	$(1,267)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)
(In millions)
Losses on available-for-sale marketable securities	$24	Financial income, net
	-	Provision for income taxes
	24	Total, net of income taxes

Losses on cash flow hedges
	487	Research and development
	48	Sales and marketing
	86	General and administrative
	621	Total, before income taxes
	-	Provision for income taxes
	621	Total, net of income taxes

Losses on components of defined benefit plans	12	Research and development
	8	Sales and marketing
	20	Total, before income taxes
	-	Provision for income taxes
	20	Total, net of income taxes

Total reclassifications for the period	665	Total, net of income taxes

U.S. dollars in thousands, except share and per share data.

w.	Treasury stock at cost

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

Investment in other company is stated at cost. The Company followed ASC 323, “Investments - Equity and Joint Ventures,” to determine whether it should apply the equity method of accounting to a certain investment in preferred shares, and determined that the preferred shares were not in substance common stock.

The Company’s investment in other company is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable, in accordance with ASC 325-20. As of December 31, 2014, no impairment loss was indicated. As of December 31, 2015, an impairment in the amount of $400 was recognized in the Company’s consolidated financial statements as a result of the expiration of a purchase option related to such investment. (See also Note 9).

y.	Recently Issued Accounting Guidance:

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 modifies revenue recognition guidance for U.S. GAAP. Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, International Accounting Standards Board ("IASB") provided limited guidance on revenue recognition. Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year. As a result, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. An entity shall adopt the amendments in ASU 2014-09 by either (i) retrospectively adjusting each prior reporting period presented or (ii) retrospectively adjusting for the cumulative effect of initially applying ASU 2014-09 at the date of initial adoption. The Company has not determined (i) the extent to which it expects ASU 2014-09 will impact its reported revenues or (ii) the manner in which it will adopt ASU 2014-09.          In September 2015, the FASB issued ASU 2015-16, "Business Combinations." ASU 2015-16 modifies how changes to provisional amounts determined during the measurement period of a business combination are recognized. Under existing accounting literature, changes to provisional amounts determined during the measurement period of a business combination, resulting from facts and circumstances that existed on the acquisition date, are recognized by retrospectively adjusting the provisional amounts on the acquisition date. However, under ASU 2015-16, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.

U.S. dollars in thousands, except share and per share data.

NOTE 3:          MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2015 and 2014 (see also Note 8):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2015	2014	2015	2014	2015	2014

Short term deposit	$5,568	$2,599	$-	$-	$5,568	$2,599
U.S. GSE securities	23,645	21,085	(114)	(34)	23,531	21,051
Corporate obligations	79,072	80,389	(387)	(262)	78,685	80,127

	$108,285	$104,073	$(501)	$(296)	$107,784	$103,777

The amortized costs of marketable debt securities at December 31, 2015, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$12,500	$8	$(7)	$12,501
Due after one year to five years	90,217	25	(527)	89,715

	$102,717	$33	$(534)	$102,216

The amortized cost of marketable debt securities at December 31, 2014, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$8,910	$4	$(5)	$8,909
Due after one year to six years	92,564	110	(405)	92,269

	$101,474	$114	$(410)	$101,178

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2015 amounted to $84,095, while the unrealized losses for these marketable securities amounted to $534. Of the $534 unrealized losses outstanding as of December 31, 2015, a portion of which in the amount of $70 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $464 was related to marketable securities that were in a loss position for less than 12 months.

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

Management believes that as of December 31, 2015, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

U.S. dollars in thousands, except share and per share data.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Proceeds from maturity of available-for-sale marketable securities during 2015, 2014 and 2013 were $20,127, $23,250 and $18,325, respectively. Proceeds from sales of available-for-sale marketable securities during 2015, 2014 and 2013 were $13,238, $46,491 and $42,949, respectively. Realized gains from the sale of available-for sale marketable securities for 2015, 2014 and 2013 were $3, $73 and $1,013, respectively. Realized losses from the sale of available-for sale marketable securities for 2015, 2014 and 2013 were $27, $12 and $4, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-         OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2015	2014
Prepaid expenses	$2,054	$1,010
Tax and governmental receivables	956	649

Deposits	260	208
Others	49	35

	$3,319	$1,902

NOTE 5:-         INVENTORIES

Inventories are composed of the following:

	December 31,
	2015	2014

Work-in-progress	$6,384	$6,795
Finished products	5,069	8,840

	$11,453	$15,635

Inventory write-downs amounted to $361 for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, the Company recorded $6 and $261, respectively, of income due to the utilization of inventory that was previously written off.

U.S. dollars in thousands, except share and per share data.

NOTE 6:-         PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2015	2014
Cost:
Computers and equipment	$19,735	$17,793
Office furniture and equipment	1,469	1,446
Leasehold improvements	4,728	4,559

	25,932	23,798
Less - accumulated depreciation	22,168	20,955

Depreciated cost	$3,764	$2,843

During 2014, the Company disposed fully depreciated equipment, which ceased to be used, in the amount of $24,247. No capital loss was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $1,356, $1,290 and $1,994 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7:-         INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Useful life			December 31,
	(years)			2015	2014

Cost:
Current technology	4.2	-	5.3	$77,080	$77,080
Customer relations		7.3		23,477	23,477
Technology (completion of the development of in-process R&D)		6		7,702	7,702
Non-competition agreement		3		519	519

				108,778	108,778
Accumulated amortization:
Current technology				48,263	48,263
Customer relations				13,407	13,407
Technology (completion of the development of in-process R&D)				3,851	2,567
Non-competition agreement				519	519

				66,040	64,756
Impairment: (Note 7b)
Current technology				28,817	28,817
Customer relations				10,070	10,070

				38,887	38,887

Amortized cost				$3,851	$5,135

a.	Amortization expenses amounted to $1,284, $1,573 and $1,672 for the years ended December 31, 2015, 2014 and 2013, respectively.

U.S. dollars in thousands, except share and per share data.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,

2016	$1,284
2017	1,284
2018	1,283

$3,851

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 (see also Note 3):

	Balance as of	Fair value measurements
Description	December 31, 2015	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$1,089	$1,089	-	-

Short-term marketable securities and time deposits
U.S. GSE securities		-		-
Corporate debt securities	$12,501	-	$12,501	-

Long-term marketable securities
U.S. GSE securities	$23,531	-	$23,531	-
Corporate debt securities	$66,184	-	$66,184	-

Derivative liabilities	$(36)	-	$(36)	-

U.S. dollars in thousands, except share and per share data.

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2015 and 2014 due to the short-term maturity of these instruments.

NOTE 9:-         INVESTMENT IN OTHER COMPANY

On October 24, 2013, the Company made an investment of $2,200 in a private company in Asia. The investment was in return for approximately 14% of the equity of the company, on a fully diluted basis. The Company also signed an agreement pursuant to which it had the option to purchase all of the remaining outstanding securities of the private company by no later than December 31, 2014. The terms and conditions of the investment were modified on November 2014, including an extension of the option to purchase the remaining outstanding securities until December 31, 2015. The investment is accounted under the cost-method in accordance with ASC 325-20.

The Company did not exercise the purchase option by December 31, 2015 and as a result, recorded a write-off in the amount of $400.

NOTE 10:-      ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2015	2014

Accrued expenses	$2,729	$3,279
Derivative instruments	36	618
Legal, accounting and investors relation accrual	615	543
Royalties and commission	488	538
Governmental payables	212	104
Others	738	770

	$4,818	$5,852

U.S. dollars in thousands, except share and per share data.

NOTE 11:-	ACCRUED PENSION LIABILITIES

As of December 31, 2015 and 2014, the defined benefits plans that the Company assumed in connection with the CIPT Acquisition that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and fair value of assets for the years ended December 31, 2015 and 2014, and the statement of funded status as of December 31, 2015 and 2014:

	December 31,
	2015	2014

Accumulated benefit obligation	$937	$1,194

Change in benefit obligation

Benefit obligation at beginning of year	$1,205	$1,239
Service cost	5	5
Interest cost	17	29
Benefits paid from the plan	(96)	(152)
Actuarial loss	(62)	218
Exchange rates and others	(123)	(134)

Benefit obligation at end of year	$946	$1,205

Change in plan assets

Fair value of plan assets at beginning of year	116	258
Actual return on plan assets	5	6
Benefits paid from the plan	(56)	(127)
Exchange rates	(11)	(21)

Fair value of plan assets at end of year	$54	$116

U.S. dollars in thousands, except share and per share data.

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
Weighted-average assumptions
Discount rate	2.5%	2.1%	3.5%
Expected return on plan assets	4.28%	2.86%	2.88%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Components of net periodic benefit cost

Service cost	$5	$5	$5
Interest cost	17	29	35
Expected return on plan assets	(5)	(6)	(6)
Amortization of net loss	20	11	11

Net periodic benefit cost	$37	$39	$45

	December 31,
	2015	2014

Net amounts recognized in the consolidated balance sheets as of December 31, 2015 and 2014 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	892	1,089

Net amounts recognized in the consolidated balance sheets	$892	$1,089

Net amounts recognized in accumulated other comprehensive income as of December 31, 2015 and 2014 consist of:
Net actuarial loss	$(351)	$(435)

Net amounts recognized in accumulated other comprehensive loss	$(351)	$(435)

U.S. dollars in thousands, except share and per share data.

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016 is as follows:

2016

Net actuarial loss and other	$14

Benefit payments are expected to be paid as follows:

Year ending December 31,

2016	$55
2017	$21
2018	$8
2019	$8
2020	$9
2021-2025	$104

The plan asset allocations at December 31 of the relevant years are as follows:

	December 31,
	2015	2014

Bonds	-	-
Real estate	-	-
Cash	-	-
Shares	-	-
Other	100%	100%

	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2015 by asset category, classified by the three levels of inputs described in Note 2, are as follows:

Fair value measurements at December 31, 2015 using:

	Total fair value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash	$-	$-	$-	$-
Equity securities	-	-	-	-
Real estate	-	-	-	-
Corporate bonds	-	-	-	-
Others	54	-	54	-

Total assets measured at fair value	$54	$-	$54	$-

Valuation techniques - For Level 2 inputs, the Company utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

U.S. dollars in thousands, except share and per share data.

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

Actuarial profits were recognized in other comprehensive income (loss) in the amount of $63 for the year ended December 31, 2015. Actuarial losses were recognized in other comprehensive income (loss) in the amount of $209 and $11 for the years ended December 31, 2014 and 2013, respectively.

NOTE 12:-	FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2015	2014	2013

Foreign exchange gains	$19	$27	$-
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,391	1,391	1,656
Realized gains on marketable securities	3	73	1,013
Other	-	-	13

Financial income	1,413	1,491	2,682

Realized losses on marketable securities	27	12	4
Foreign exchange losses	58	113	86
Interest expenses	12	24	29
Other	141	138	106

Financial expense	238	287	225

Financial income, net	$1,175	$1,204	$2,457

NOTE 13:-	STOCKHOLDERS’ EQUITY

a.	Preferred stock:

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

U.S. dollars in thousands, except share and per share data.

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

At December 31, 2015, the Company had an accumulated deficit of $90,763. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.	Share repurchase program:

In November 2013, the Company entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of up to 2,700,000 shares of its common stock. This amount is in addition to the approximately 308,000 shares that were available for repurchase under the board’s prior authorizations. Furthermore, in August 2015, the Company’s board of directors authorized an additional $10 million dollar share repurchase plan, of which 0.5 million shares are available for repurchase under a Rule 10b5-1 plan. In 2015, 2014 and 2013, the Company repurchased approximately 1,295,000, 1,414,000 and 390,000 shares, respectively, of common stock at an average purchase price of $10.24, $8.83 and $8.95 per share, respectively, for an aggregate purchase price of $13,267, $12,484 and $3,490, respectively. As of December 31, 2015, 905,040 shares of the Company’s common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In 2015, 2014 and 2013, the Company issued 1,024,000, 908,000 and 1,066,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

e.	Stock purchase plan and equity incentive plans:

The Company has various equity incentive plans under which employees, officers, non-employee directors of the Company and its subsidiaries and others, including consultants, may be granted rights to purchase the Company’s common stock. The plans authorize the administrator, except for the grant of RSUs, to grant equity incentive awards at an exercise price of not less than 100% of the fair market value of the common stock on the date the award is granted. It is the Company’s policy to grant stock options and SARs at an exercise price that equals the fair market value

U.S. dollars in thousands, except share and per share data.

Equity awards granted under all stock incentive plans that are cancelled or forfeited before expiration become available for future grant.

Until the end of 2012, the Company granted to employees and executive officers of the Company primarily share appreciation rights (“SARs”), capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit and the maximum number of shares to be issued. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

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

A summary of the various plans is as follows:

1993 Director Stock Option Plan (Directors Plan)

Upon the closing of the Company’s initial public offering, the Company adopted the Directors Plan. Under the Directors Plan, which expired in January 2014, the Company was authorized to issue nonqualified stock options to the Company’s outside non-employee directors to purchase up to 1,980,875 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Directors Plan, as amended, provided that each person who became an outside, non-employee director of the Board of Directors was automatically granted an option to purchase 30,000 shares of common stock (the “First Option”). Thereafter, each outside director was automatically granted an option to purchase 15,000 shares of common stock (a “Subsequent Option”) on January 1 of each year if, on such date, he had served on the Board of Directors for at least six months. In addition, an option to purchase an additional 15,000 shares of common stock (a “Committee Option”) was granted on January 1 of each year to each outside director for each committee of the Board on which had served as a chairperson for at least six months.

Options granted under the Directors Plan generally had a term of 10 years. One-third of the shares were exercisable after the first year and thereafter one-third at the end of each twelve-month period.

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2015, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 495,000 shares remained outstanding in the plan prior to its expiration.

U.S. dollars in thousands, except share and per share data.

1998 Non-Officer Employee Stock Option Plan (1998 Plan)

In 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2015, 35,473 shares of common stock remained available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan (2001 Plan)

In 2001, the Company adopted the 2001 Plan. The 2001 Plan expired in 2011 and no further grants of awards may be made thereunder. As of December 31, 2015, 2,194,847 shares of common stock were granted under the plan, stock options to acquire 10,000 shares remained outstanding in the plan prior to its expiration.

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

2003 Israeli Share Incentive Plan (2003 Plan)

In 2003, the Company adopted the 2003 Plan, which complied with the Israeli tax reforms. The 2003 Plan terminated in 2012 upon approval of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2015, 10,700,543 shares of common stock had been granted under the plan and stock option and SARs to acquire 922,595 shares of common stock remained outstanding under the plan. As the 2003 Plan expired in May 2012, no further awards may be granted thereunder.

Equity awards under the 2003 Plan were generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Equity awards under the 2003 Plan expired up to seven years after the date of grant.

U.S. dollars in thousands, except share and per share data.

2012 Equity Incentive Plan (2012 Plan)

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price of the equity awards under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 2,450,000 shares of common stock. As of December 31, 2015, 1,027,577 shares of common stock remained available for grant under the 2012 Plan.

Stock options, SARs and RSUs awarded under the 2012 Plan to employees and executive officers are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors Equity awards under the 2012 Plan expire up to seven years after the date of grant.

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

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 4,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 233,000, 310,000 and 374,000 shares of common stock issued at a weighted average purchase price of $7.59, $5.55 and $4.44 per share under the ESPP in 2015, 2014 and 2013, respectively. As of December 31, 2015, 1,170,000 shares of common stock were reserved under the ESPP.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2015 (after giving effect to the above increases in the equity incentive plans):

ESPP	1,170,000
Equity awards	1,063,000
Undesignated preferred stock	5,000,000

7,233,000

U.S. dollars in thousands, except share and per share data.

The following is a summary of activities relating to the Company’s stock options, SARs and RSUs granted among the Company’s various plans:

	Year ended December 31,
	2015			2014			2013
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Options outstanding at beginning of year	4,644	$6.52	$-	6,537	$8.68	$-	9,622	$10.72	$-
Changes during the year:
Options granted	179	$11.2	$-	232	$9.15	$-	524	$6.42	$-
RSUs granted	405	$-	$-	337	$-	$-	552	$-	$-
Exercised (4)	(1,403)	$5.68	$7,302	(1,715)	$7.92	$3,537	(2,105)	$6.49	$3,795
Forfeited and cancelled	(85)	$12.21	$-	(747)	$20.11	$-	(2,056)	$17.56	$-

Options/SARs/RSUs outstanding at end of year (1,2,4)	3,740	$6.22	$13,364	4,644	$6.52	$21,409	6,537	$8.68	$16,673

Options/SARs/RSUs exercisable at end of year (1,3,4)	2,552	$7.47	$6,031	3,106	$7.73	$10,941	4,623	$10.30	$7,230

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

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 3,154,626 shares of the Company’s common stock as of December 31, 2015.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,992,668 shares of the Company’s common stock as of December 31, 2015.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2015, 2014 and 2013 which was $9.44, $10.87 and $9.71 per share, respectively. The intrinsic value for options, RSUs and SARs exercised during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option, RSU or SAR, as applicable.

U.S. dollars in thousands, except share and per share data.

The stock options and SARs outstanding as of December 31, 2015, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$			thousands		$	thousands		$

	0 (RSUs)		706	-	-	-	-	-
5.21	-	7.26	1,797	2.68	6.48	1,625	2.51	6.51
7.49	-	9.71	958	3.87	8.04	827	3.45	7.93
10.87	-	15.79	219	6.21	11.54	40	1.96	13.10
21.07	-	25.06	60	0.50	23.38	60	0.50	23.38

			3,740	3.27	6.22	2,552	2.76	7.47

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2015, the outstanding number of SARs was 1,541,977 and based on the share price of the Company’s common stock as of December 31, 2015 ($9.44 per share), 1,541,977 of those SARs were in the money as of December 31, 2015.

The weighted average estimated fair value of employee RSUs granted during 2015, 2014 and 2013 was $10.43, $7.94 and $6.17 per share, respectively, (using the weighted average pre vest cancellation rate of 3.49%, 3.79% and 3.84% during 2015, 2014 and 2013, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2015, 2014 and 2013 was $3.80, $3.47 and $4.90 per stock option, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2015	2014	2013

Volatility	49.04%	43.14%	46.24%
Risk-free interest rate	1.96%	1.85%	1.39%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	3.95%	4.17%	3.48%
Post-vest cancellation rate **)	3.86%	4.09%	2.52%
Suboptimal exercise factor ***)	1.46	1.61	1.81
Expected life (years)	4.43	3.27	4.66

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

U.S. dollars in thousands, except share and per share data.

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

The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the same assumptions set forth above for the years ended 2015, 2014 and 2013 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 22.83%-34.53% in 2015, 29.06%-37.17% in 2014 and 36.37%-44.19% in 2013.

The Company’s aggregate equity compensation expenses for the years ended December 31, 2015, 2014 and 2013 totaled $5,092, $5,359 and $4,159, respectively. The Company recognized no tax benefit in its consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 for the Company’s equity-based compensation arrangements.

U.S. dollars in thousands, except share and per share data.

A summary of the status of the Company’s non-vested stock options, SARs and RSUs as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)

Non-vested at January 1, 2015	1,538	5.01

Granted	584	8.38
Vested	(910)	6.00
Forfeited	(24)	4.68

Non-vested at December 31, 2015	1,188	6.90

As of December 31, 2015, equity-based compensation arrangements to purchase a maximum of approximately 2,902,000 shares of common stock were vested and expected to vest (the calculation takes into consideration the average forfeiture rate).

As of December 31, 2015, there was a total unrecognized compensation expense of $3,061 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2016 through 2019.

NOTE 14:-	COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel. The lease agreement for the Israeli facilities is effective until November 2018. The Company leases its facilities in the U.S. under a contract which terminates in 2018. The Company’s subsidiaries in Scotland, Japan, Germany, China and Hong-Kong have lease agreements for their facilities that terminate in 2019, 2016, 2016, 2016 and 2016, respectively. The Company’s subsidiary in India has a lease agreement which terminates in 2020. The Company has operating lease agreements for its motor vehicles which terminate in 2016 through 2018.

At December 31, 2015, the Company is required to make the following minimum lease payments under non-cancelable operating leases for motor vehicles and facilities:

Year ended December 31,

2016	$2,684
2017	1,835
2018	1,614
2019 and thereafter	145

$6,278

Facilities rental expenses amounted to $2,252, $2,298 and $2,389 for the years ended December 31, 2015, 2014 and 2013, respectively.

b.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2015, the Company had obtained grants from the Israeli Office of the Chief Scientist (the “OCS”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

U.S. dollars in thousands, except share and per share data.

As of December 31, 2015, the aggregate contingent liability to the OCS amounted to $7,880. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the OCS.  Such approval is not required for the sale or export of any products resulting from such research or development.  The OCS, under special circumstances, may approve the transfer of OCS-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the OCS a portion of the sale price paid in consideration for such OCS-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its OCS-funded know-how; (c) such transfer of OCS-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 15:-	TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2015	2014	2013
Domestic taxes

Federal taxes:
Current	$-	$-	$(271)

State taxes:
Current	2	2	(9)

Foreign taxes:
Current (1)	1,081	(1,672)	507
Deferred (2)	(756)	(1,170)	(377)

Domestic taxes	325	(2,842)	130

Tax expenses (income) tax benefit	$327	$(2,840)	$(150)

(1)

Includes for 2014 (i) income in the amount of $858 due to reversal of income tax contingency reserves that were determined to be no longer needed due to finalization of a tax assessment of one of the Company’s subsidiaries and (ii) income in the amount of $1,234 due to removal of valuation allowance of tax advances.

(2)	Includes for 2014 income tax benefit in the amount of $827 due to elimination of valuation allowance of deferred tax assets.

U.S. dollars in thousands, except share and per share data.

There were no tax benefits associated with the exercise of non-qualified stock options in 2015, 2014 and 2013.

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2015	2014	2013

Domestic	$(909)	$(3,497)	$(3,525)
Foreign	2,798	4,258	6,051

	$1,889	$761	$2,526

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2015	2014	2013

Income (loss) before taxes on income	$1,889	$761	$2,526

Theoretical tax at U.S. statutory tax rate (35%)	$661	$266	$884
State taxes, net of federal benefit	2	2	2
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(2,209)	(5,974)	(3,015)
Nondeductible equity-based compensation expenses	1,782	1,876	1,456
Current adjustment and interest on uncertain tax position liability in U.S.	-	-	(283)
Valuation allowance in U.S.	91	989	804
Other	-	1	2

	$327	$(2,840)	$(150)

U.S. dollars in thousands, except share and per share data.

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2015	2014

Deferred tax assets (short-term):

Reserves and accruals	$-	$149
Carryforward tax losses	$-	$626

Total deferred tax assets (short-term)	-	775
Valuation allowance	-	-

Total	-	775

Deferred tax assets (long-term):

Reserves and accruals	1,823	1,669
Equity-based compensation	462	2,761
Intangible assets	805	1,198
Carryforward tax losses	(1) 5,798	27,621
Other	-	15

Total deferred tax assets (long-term)	8,888	33,264
Valuation allowance	(7,577)	(33,115)

Total	1,311	149

Total deferred tax assets	$1,311	$924

Deferred tax liabilities, net (Long term):
Acquired intangible assets	963	1,360
Acquired carryforward tax losses	(487)	(515)

Total deferred tax liabilities, net	$476	$845

U.S. dollars in thousands, except share and per share data.

(1) The amount in 2015 is after a deduction of $207,405 carryforward tax losses of a foreign subsidiary that expired by December 31, 2015.

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $7,577 and $33,115 was recognized as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $121.7 million. Out of total cash, cash equivalents and marketable securities of $121.7 million, $107.8 million was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2015	2014

Gross unrecognized tax benefits at January 1	$1,031	$1,892
Increases in tax positions for previous years	177	115
Increases in tax positions for current year	533	71
Change in interest and linkage related to tax positions	(30)	(85)
Lapse in statute of limitations or finalization of tax assessment	-	(858)

Gross unrecognized tax benefits at December 31	$1,711	$1,031

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,711 and $1,031 at December 31, 2015 and 2014, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2015 and 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $180 and $135, respectively.

The Company reversed income tax contingency reserves that were determined to be no longer required due to the expiration of applicable statute of limitations. Pursuant to this reversal, the Company recorded a tax benefit of $284 during 2013. During 2014, the Company recorded a tax benefit of $858 due to the finalization of a tax assessment.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company’s U.S. federal income tax returns for 2004. The statute of limitations relating to the Company’s consolidated Federal income tax return is closed for all tax years up to and including 2011.

U.S. dollars in thousands, except share and per share data.

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

f.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“Investment Law”).

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

The Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies are no longer required to get the Investment Center’s prior approval to qualify for tax benefits. An enterprise that receives tax benefits without the initial approval from the Investment Center is called a “Beneficiary Enterprise,” rather than the previous terminology of “Approved Enterprise” used under the Investment Law. The period of tax benefits for a new Beneficiary Enterprise commences in the “Year of Commencement,” which is the later of: (1) the year in which taxable income was first generated by the company, or (2) the year of election.

In addition, under the Amendment, tax benefits are available for production facilities, which generally are required to derive more than 25% of their business income from export. Furthermore, in order to receive the tax benefits under the Amendment, a company is required to make an investment in the Benefited Enterprise exceeding a certain percentage or a minimum amount specified in the Investment Law.

DSP Israel chose the “alternative benefits” track for all of its investment programs. Accordingly, DSP Israel’s income from an “Approved Enterprise” and “Beneficiary Enterprise” is tax-exempt for a period of two or four years and is subject to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of six or eight years.

DSP Israel’s first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between six to eight years. As of 2015, all those investment programs were no longer entitled to a reduced corporate tax rate.

DSP Israel’s seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. Beginning in 2016, the seventh investment program was no longer entitled to a reduced corporate tax rate.

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

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 68):

In December 2010, the Israeli Parliament passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011 (the “2011 Amendment”). The 2011 Amendment, which prescribes, among other things, amendments in the Law for the Encouragement of Capital Investments, 1959 (the “Law”). The 2011 Amendment became effective as of January 1, 2011. According to the 2011 Amendment, the benefit tracks in the Law were modified and a flat tax rate applies to the Company's entire preferred income under its status as a preferred company with a Preferred Enterprise (rather than the previous terminology of “Beneficiary Enterprise” under the Amendment). Commencing in 2011, the Company could elect (without possibility of reversal) to apply the 2011 Amendment in a certain tax year and from that year and thereafter, it would be subject to the amended tax rates. The tax rates under the 2011 Amendment were: 2011 and 2012 - 15% and in 2013 - 12.5%. As discussed in greater detail below, the Company evaluated the effect of the adoption of the 2011 Amendment and determined not to apply such amendment.

U.S. dollars in thousands, except share and per share data.

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 71):

On August 5, 2013, the Israeli Parliament issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment 71 to the Law for the Encouragement of Capital Investments (the “2013 Amendment”). According to the 2013 Amendment, the tax rate on preferred income from a Preferred Enterprise in 2014 and thereafter would be 16%.

The 2013 Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings would be subject to a tax rate of 20%.

The Company evaluated the effect of the adoption of the 2011 Amendment and the 2013 Amendment on its financial statements, and determined to not apply for either amendment. Rather the Company has continued to comply with the Investment Law as it was in effect prior to enactment of the amendments until the earlier of such time that compliance with the Investment Law prior to enactment of the amendments is no longer in the Company’s best interests or until the expiration of its current investment programs. The Company may change its position in the future.

The Company is required to comply with the 2011 Amendment and the 2013 Amendment subsequent to the expiration of the Company’s current investment programs and for any new qualified investment program after a transitional period. Once the Company is required to comply with the amendments, its average tax rate may increase.

As of December 31, 2015, DSP Israel believed that it met all the conditions required under the plans, which include, among other things, an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (26.5% for 2015) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2015, approximately $33,293 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $3,699 would have been incurred as of December 31, 2015.

U.S. dollars in thousands, except share and per share data.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprises” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (26.5% for 2015).

g.	The Law for Encouragement of Industry (Taxation), 1969:

DSP Israel has the status of an “industrial company”, as defined by this law. According to this status and by virtue of regulations published thereunder, DSP Israel is entitled to claim a deduction of accelerated depreciation on equipment used in industrial activities, as determined in the regulations issued under the Inflationary Law. The Company is also entitled to amortize a patent or rights to use a patent or intellectual property that are used in the enterprise's development or advancement to deduct issuance expenses for shares listed for trading, and to file consolidated financial statements under certain conditions.

h.	Israeli tax rates:

The rate of the Israeli corporate tax is as follows: 2013 – 25%, and 2014 and 2015 – 26.5%. Tax rate of 25% applies to capital gains arising after January 1, 2003.

On January 4, 2016, the Israeli Parliament's Plenum approved by a second and third reading, the Bill for Amending the Income Tax Ordinance (No. 217) (Reduction of Corporate Tax Rate), 2015, which includes a reduction of the corporate tax rate from 26.5% to 25% for 2016.

j.

The Company has accumulated losses for federal and state tax purposes as of December 31, 2015 of approximately $12,110 and $2,432, respectively, which may be carried forward and offset against future taxable income for a period of fifteen to twenty years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2015, of approximately $18,837 (including research and development expense carry forwards), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary has accumulated losses for tax purposes as of December 31, 2015, of approximately $4,279, which may be carried forward and offset against future taxable income for a period of seven years from its creation. As of December 31, 2015, $207,405 of accumulated losses for tax purposes, which related to the Swiss subsidiary, expired.

NOTE 16:-	BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2015	2014	2013
Numerator:

Net income	$1,562	$3,602	$2,676

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings per share (in thousands)	21,924	21,968	22,249
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,416	986	657

Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	23,340	22,954	22,906

Basic net earnings per share	$0.07	$0.16	$0.12

Diluted net earnings per share	$0.07	$0.16	$0.12

U.S. dollars in thousands, except share and per share data.

NOTE 17:-	SEGMENT INFORMATION

Description of segments:

The Company operates under three reportable segments.

The Company’s segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates the Company’s performance and allocates resources based on segment revenues and operating income.

The Company’s operating segments are as follows: Home, Office and Mobile. The classification of the Company’s business segments is based on a number of factors that its management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total consolidated revenues and amounted to 72%, 79% and 85% of the Company’s total revenues for 2015, 2014 and 2013, respectively, and (ii) revenues from home gateway products exceeded 10% of the Company’s total consolidated revenues and amounted to 10%, 8% and 6% of the Company’s total revenues for 2015, 2014 and 2013, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 15%, 10% and 6% of its total revenues for 2015, 2014 and 2013, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total consolidated revenues for the years 2015, 2014 and 2013.

U.S. dollars in thousands, except share and per share data.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. No revenues were derived from products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for the years 2015, 2014 and 2013.

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses, proxy contest related expenses incurred during the second quarter of 2013 and certain corporate governance costs.

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the year ended December 31, 2015, 2014 and 2013:

	Year ended December 31
	Revenues			Income (loss) from operations
	2015	2014	2013	2015	2014	2013
Home	$121,714	$128,690	$142,144	$24,815	$23,438	$25,367
Office	$22,216	$14,276	$8,849	$(4,861)	$(2,805)	$(4,656)
Mobile	$341	$70	$70	$(10,308)	$(11,983)	$(11,040)
Total	$144,271	$143,036	$151,063	$9,646	$8,650	$9,671

U.S. dollars in thousands, except share and per share data.

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2015	2014	2013
Income from operations	$9,646	$8,650	$9,671
Unallocated corporate, general and administrative expenses *	(2,156)	(2,161)	(2,368)
Proxy contest related expenses	-	-	(1,403)
Equity-based compensation expenses	(5,092)	(5,359)	(4,159)
Intangible assets amortization expenses	(1,284)	(1,573)	(1,672)
Write–off of expired option related to investment in other company	(400)	-	-
Financial income, net	1,175	1,204	2,457
Total consolidated income before taxes	$1,889	$761	$2,526

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2015	2014	2013
Revenue distribution

Hong-Kong	$72,608	$79,622	$86,090
Japan	26,114	31,261	34,377
Europe	8,464	6,787	7,370
United States	3,944	4,702	4,342
China	10,359	6,568	6,999
Taiwan	16,902	9,077	7,093
Other	5,880	5,019	4,792

	$144,271	$143,036	$151,063

For a summary of revenues from major customers, please see Note 1. Sales to these customers were primarily related to the Company’s Home reportable segment.

The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2015	2014
Long-lived assets

Europe	$259	$188
Israel	2,989	2,264
Other	516	391

	$3,764	$2,843

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2015, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders to be held on June 6, 2016.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2015.

List of Exhibits:

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, effective as of June 22, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2015, and incorporated herein by reference).

10.1

Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.2

Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.3

Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4

Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.5

Amended and Restated 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015 and incorporated herein by reference). ††

10.6

Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

10.7

Lease, dated November 28, 1996, by and between DSP Semiconductors Ltd. and Gav-Yam Lands Company Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.8

Lease, dated September 13, 1998, between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.9

Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

Exhibit Number	Description

10.10

Appendix Agreement, dated May 5, 1999, by and between DSP Group, Ltd. and Bayside Land Corporation Ltd., relating to the property located on Shenkar Street, Herzliya Pituach, Israel (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

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

10.30	DSP Group, Inc. Amended and Restated 2012 Stock Incentive Plan. (Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 26, 2015, and incorporated herein by reference) ††

10.31

Amendment to Employment Agreement of Ofer Elyakim, effective March 5, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

Exhibit Number	Description

10.32	Amendment to Employment Agreement of Dror Levy, effective March 5, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.33	Amendment to Employment Agreement of David Dahan, effective March 5, 2013 (filed as Exhibit 10.3 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.34

Form of Restricted Stock Unit Agreement for Israeli Resident Grantees under the 2012 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 21, 2013, and incorporated herein by reference). ††

10.35

Amendment to Employment Agreement of Ofer Elyakim, effective October 31, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.36

Amendment to Employment Agreement of Dror Levy, effective October 31, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.37

Form of Restricted Stock Unit Agreement for Members of the Board of Directors under the 2012 Stock Incentive Plan. (filed as Exhibit 10.41 to Registrant's Annual Report on Form 10-K filed on March 18, 2014 and incorporated herein by reference). ††

10.38

Form of Restricted Stock Unit Agreement for Members of the Board of Directors Who Are Israeli Residents under the 2012 Stock Incentive Plan. (filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K filed on March 18, 2014 and incorporated herein by reference). ††

10.39

Amended and Restated Director Equity Sub-Plan under the 2012 Equity Incentive Plan. (filed as Exhibit 10.43 to Registrant's Annual Report on Form 10-K filed on March 18, 2014 and incorporated herein by reference). ††

10.40

2014 Performance-Based Bonus Plan applicable for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on April 4, 2014, and incorporated herein by reference).

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

Exhibit Number	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Signature	Title	Date
/s/ Patrick Tanguy	Chairman of the Board	March 15, 2016
Patrick Tanguy

/s/ Ofer Elyakim	Chief Executive Officer (Principal	March 15, 2016
Ofer Elyakim	Executive Officer) and Director

/s/ Dror Levy	Chief Financial Officer and Secretary	March 15, 2016
Dror Levy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Lacey	Director	March 15, 2016
Thomas A. Lacey

/s/ Reuven Regev	Director	March 15, 2016
Reuven Regev

/s/ Norman J. Rice III	Director	March 15, 2016
Norman J. Rice III

/s/ Gabi Seligsohn	Director	March 15, 2016
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 15, 2016
Yair Seroussi

/s/ Norman Taffe	Director	March 15, 2016
Norman Taffe

/s/ Kenneth H. Traub	Director	March 15, 2016
Kenneth H. Traub

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2014:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2015:
Allowance for doubtful accounts
Sales returns reserve	-	-	-