Form 10-Q
period 2016-03-31
DSP GROUP INC /DE/
filed 2016-05-10
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Yes ☐ No ☒

As of May 2, 2016, there were 21,718,712 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,032	$13,704
Restricted deposit	172	168
Marketable securities and short-term deposits	19,028	18,070
Trade receivables	19,511	19,211
Other accounts receivable and prepaid expenses	3,365	3,319
Inventories	13,483	11,453

TOTAL CURRENT ASSETS	65,591	65,925

PROPERTY AND EQUIPMENT, NET	4,008	3,764

LONG-TERM ASSETS:
Long-term marketable securities	85,902	89,714
Long-term prepaid expenses and lease deposits	816	743
Deferred income taxes	1,389	1,311
Severance pay fund	12,003	11,578
Investment in other companies	1,800	1,800
Intangible assets, net	3,530	3,851
Goodwill	5,276	5,276
	110,716	114,273

TOTAL ASSETS	$180,315	$183,962

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$12,980	$13,103
Accrued compensation and benefits	5,855	7,788
Income tax accruals and payables	2,041	1,864
Accrued expenses and other accounts payable	4,795	4,818

Total current liabilities	25,671	27,573

LONG-TERM LIABILITIES:
Deferred income taxes	396	476
Accrued severance pay	12,195	11,703
Accrued pensions	928	892

Total long-term liabilities	13,519	13,071

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2016 and December 31, 2015;
Issued and outstanding shares: 21,696,853 and 21,572,616 shares at March 31, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	362,008	361,023
Treasury stock	(124,212)	(125,697)
Accumulated other comprehensive loss	(584)	(1,267)
Accumulated deficit	(96,109)	(90,763)

Total stockholders’ equity	141,125	143,318

Total liabilities and stockholders’ equity	$180,315	$183,962

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$27,659	$38,035
Cost of revenues (1)	15,942	22,500

Gross profit	11,717	15,535
Operating expenses:
Research and development, net (2)	8,889	9,116
Sales and marketing (3)	3,392	3,063
General and administrative (4)	2,283	2,521
Intangible assets amortization	321	321
Total operating expenses	14,885	15,021
Operating income (loss)	(3,168)	514
Interest and other income, net	292	335
Income (loss) before taxes on income	(2,876)	849
Taxes on income	37	76

Net income (loss)	$(2,913)	$773
Net earnings (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03

Weighted average number of shares used in per share computations of net earnings
Basic	21,711	22,167
Diluted	21,711	23,885

(1)	Includes equity-based compensation expense in the amount of $61 and $70 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Includes equity-based compensation expense in the amount of $426 and $538 for the three months ended March 31, 2016 and 2015, respectively.
(3)	Includes equity-based compensation expense in the amount of $131 and $152 for the three months ended March 31, 2016 and 2015, respectively.
(4)	Includes equity-based compensation expense in the amount of $367 and $493 for the three months ended March 31, 2016 and 2015, respectively.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss):	$(2,913)	$773
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	414	415
Reclassification adjustments for losses included in net income (loss)	25	26
Net change	439	441
Cash flow hedges:
Changes in unrealized gains/losses	168	(292)
Reclassification adjustments for losses included in net income (loss)	29	480

Net change	197	188

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	4	5

Net change	4	5

Foreign currency translation adjustments, net	43	(48)

Other comprehensive income	683	586

Comprehensive income (loss)	$(2,230)	$1,359

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(4,220)	$(5,808)
Investing activities
Purchases of marketable securities	(20,220)	(13,099)
Proceeds from maturity of marketable securities	16,700	2,802
Proceeds from sales of marketable securities	6,556	9,957
Purchases of property and equipment	(651)	(595)
Decrease (increase) in restricted deposits	(4)	86

Net cash used in investing activities	2,381	(849)

Financial activities
Purchase of treasury stock	(2,468)	(1,117)
Issuance of common stock and treasury stock upon exercise of stock options	580	811

Net cash used in financing activities	(1,888)	(306)

Decrease- in cash and cash equivalents	(3,727)	(6,963)

Erosion- due to exchange rate differences	55	(52)

Cash and cash equivalents at the beginning of the period	13,704	20,544

Cash and cash equivalents at the end of the period	$10,032	$13,529

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended March 31, 2015	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	21,844	$22		$355,906	$(122,387)	$(85,352)	$(1,566)	$146,623
Net income	-	-		-	-	773	-	773
Change in accumulated other comprehensive loss	-	-		-	-	-	586	586
Purchase of treasury stock	(125)	*	)	-	(1,447)	-	-	(1,447)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	116	*	)	-	1,128	(262)	-	866
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	392	*	)	26	3,797	(3,012)		811
Equity-based compensation	-	-		1,253	-	-	-	1,253
Balance at March 31, 2015	22,227	$22		$357,185	$(118,909)	$(87,853)	$(980)	$149,465
Three Months Ended March 31, 2016
Balance at December 31, 2015	21,573	$22		$361,023	$(125,697)	$(90,763)	$(1,267)	$143,318
Net loss	-	-		-	-	(2,913)	-	(2,913)
Change in accumulated other comprehensive income	-	-		-	-	-	683	683
Purchase of treasury stock	(275)	*	)	-	(2,407)	-	-	(2,407)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	114	*	)	-	1,114	(235)	-	879
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	285	*	)	-	2,778	(2,198)		580
Equity-based compensation	-	-		985	-	-	-	985
Balance at March 31, 2016	21,697	$22		$362,008	$(124,212)	$(96,109)	$(584)	$141,125

(*)     Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2015.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Work-in-process	$8,056	$6,384
Finished goods	5,426	5,069

	$13,483	$11,453

Inventory write-off amounted to $57 and $89 for the three months ended March 31, 2016 and 2015, respectively.

NOTE C—NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings (loss) per share further include the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 260 "Earnings per Share." The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended March 31,
	2016	2015
	(Unaudited)

Net income (loss)	$(2,913)	$773
Earnings (loss) per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	21,711	22,167
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	1,718
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	21,711	23,885

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2016 and December 31, 2015:

	Amortized cost		Unrealized gains (losses), net		Fair value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short term deposits	5,674	$5,568	$-	$-	$5,674	$5,568
U.S. GSE securities	22,562	23,645	(35)	(114)	22,527	23,531
Corporate obligations	76,756	79,072	(27)	(387)	76,729	78,685

	$104,992	$108,285	$(62)	$(501)	$104,930	$107,784

The amortized cost of marketable debt securities and short-term deposits at March 31, 2016, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$19,015	$16	$(3)	$19,028
Due after one year to five years	85,977	190	(265)	85,902

	$104,992	$206	$(268)	$104,930

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2016, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2016 amounted to $50,989, while the unrealized losses for these marketable securities amounted to $268. Of the $268 unrealized losses outstanding as of March 31, 2016, a portion of which in the amount of $170 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $98 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2016 and 2015 were $16,700 and $2,802, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2016 and 2015 were $6,556 and $9,957, respectively. Net realized losses from the sale of available-for-sale securities for the three months ended March 31, 2016 were $25 compared to net realized losses for the three months ended March 31, 2015 of $26. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the three months ended March 31, 2016 and 2015 does not include tax benefits associated with equity-based compensation expenses.

The total amount of net unrecognized tax benefits was $1,906 and $1,711 at March 31, 2016 and December 31, 2015, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2016 and December 31, 2015, the Company had accrued interest and penalties relating to unrecognized tax benefits of $199 and $180, respectively.

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

Sales to VTech Holdings Ltd. ("VTech") represented 32% and 31% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.

Sales to Guo Wei Electronics Ltd. ("Guo Wei Electronics") represented 7% and 11% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.

Sales to Samsung Electronics Co., Ltd (“Samsung”) represented 14% and 0% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.

Revenues derived from sales through the Company’s distributor, Ascend Technology Inc., ("Ascend Technology"), accounted for 15% of the Company’s total revenues for both the three months ended March 31, 2016 and 2015.

Revenues derived from sales through the Company’s distributor, Tomen Electronics Corporation ("Tomen Electronics"), accounted for 9% and 14% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. ("Panasonic"), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 6% and 11% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2016, the Company had outstanding option contracts in the amount of $9,550 and no outstanding foreign exchange forward contracts. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $185 and $23, respectively, at March 31, 2016. The Company recorded a net amount of $162 in other accounts receivable in the condensed consolidated balance sheet at March 31, 2016.

The amount recorded as an expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2016 that resulted from the above referenced hedging transactions was $23, $2 and $4, respectively.

The fair value of the outstanding derivative instruments at March 31, 2016 and December 31, 2015 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivative Assets (Liabilities)
Foreign exchange forward and options contracts	Accrued expenses and other accounts payable	$-	$(36)
	Other accounts receivable and prepaid expenses	162	-

		$162	$(36)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the three months ended March 31, 2016 and 2015 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended March 31,
	2016	2015

Foreign exchange forward and option contracts	$168	$(292)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended March 31
	Location	2016	2015

Foreign exchange forward and option contracts	Operating expenses	$(29)	$(480)

NOTE h—CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. In addition, as is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that the Company may be infringing patents or intellectual property rights owned by third parties. The Company currently believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended March 31, 2016 and March 31, 2015:

The weighted-average estimated fair value of employee stock options and restricted stock units ("RSUs") granted during the three months ended March 31, 2016 and March 31, 2015 was $7.70 and $8.39 per share, respectively, with the following weighted-average assumptions (annualized percentages):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Volatility (1)	46.02%	49.04%
Risk-free interest rate (1)	2.29%	1.96%
Dividend yield (1)	0%	0%
Pre-vest cancellation rate	3.43%	3.62%
Post-vest cancellation rate (1)	3.44%	3.86%
Suboptimal exercise factor (1)	1.69	1.46

The expected life of employee stock options is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option and the extent to which the stock option is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations of past stock option and SAR grants made by the Company. The expected life for options granted during the three months ended March 31, 2016 and 2015 derived from the binomial model was 5.63 and 2.02 years, respectively. The RSUs granted during the three months ended March 31, 2016 and 2015 were not included in the average calculated numbers in the table above since those assumptions were not used in the RSU calculation.

Employee Stock Benefit Plans

As of March 31, 2016, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of March 31, 2016, approximately 1,056,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 547,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/R SUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at December 31, 2015	3,740	$6.22
Options granted	64	9.44
RSUs granted	502	-
Options / SARs / RSUs cancelled/forfeited/expired	(75)	9.95
Options / SARs exercised and RSUs vested	(330)	$3.03
Outstanding at March 31, 2016 (1)	3,901	$5.67	3.34	$14,447
Exercisable at March 31, 2016 (2)	2,619	$7.43	2.98	$5,194

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2016 ($9.12 per share).

(1) Due to the ceiling imposed on the stock appreciation right ("SAR") grants, the outstanding amount above can be exercised for a maximum of 3,334 shares of the Company’s common stock as of March 31, 2016. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 2,052 shares of the Company’s common stock as of March 31, 2016.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2016 with exercise prices above $9.12 per share (the closing price of the Company’s common stock on March 31, 2016) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price

Above $9.12	267	$12.02	170	$10.45	437	$11.41
Less than $9.12	2,352	$6.91	1,112	$0.80	3,464	$4.95
Total	2,619	$7.43	1,282	$2.08	3,901	$5.67

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2016 and 2015 totaled $985 and $1,253, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended March 31, 2016 and 2015.

As of March 31, 2016, there was $6,510 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2016 through 2020.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the three months ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Components of net periodic benefit cost:
Service cost and amortization of loss	$5	$6
Interest cost	4	5
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$8	$10

The net pension liability as of March 31, 2016 amounted to $928.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016:

	Balance as of	Fair Value Measurements
	March 31, 2016	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,444	$1,444	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$375	-	$375	-
Corporate debt securities	$12,979	-	$12,979	-

Long-term marketable securities:
U.S. GSE securities	$22,152	-	$22,152	-
Corporate debt securities	$63,750	-	$63,750	-

Derivative Assets	$162	-	$162	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015.

	Balance as of	Fair Value Measurements
	December 31, 2015	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,089	$1,089	-	-

Short-term marketable securities and time deposits:
U.S. GSE securities
Corporate debt securities	$12,501	-	$12,501	-

Long-term marketable securities:
U.S. GSE securities	$23,531	-	$23,531	-
Corporate debt securities	$66,184	-	$66,184	-

Derivative liabilities	$(36)	-	$(36)	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2016 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first three months of 2016, the Company repurchased 275,460 shares of common stock at an average purchase price of $8.74 per share for an aggregate purchase price of $2,407. As of March 31, 2016, 629,580 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first three months of 2016, the Company issued approximately 399,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 54% and 76% of the Company’s total revenues for the first three months of 2016 and 2015, respectively, and (ii) revenues from home gateway products exceeded 10% of the Company’s total revenues and amounted to 10% and 13% of the Company’s total revenues for the first three months of 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all sizes low-cost VOIP terminals with converged voice and data applications. Revenues from the Company’s VOIP products represented 18% and 10% of its total revenues for the first three months of 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first three months of 2016 and 2015.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s mobile products represented 14% and 0% of its total revenues for the first three months of 2016 and 2015, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total revenues for the first three months of 2016 and 2015.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015

Home	$18,655	$34,351	$1,478	$7,176
Office	5,078	3,684	(2,023)	(613)
Mobile	3,926	-	(818)	(3,837)

Total	$27,659	$38,035	$(1,363)	$2,726

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Three months ended March 31
	2016	2015

Income (loss) from operations	$(1,363)	$2,726
Unallocated corporate, general and administrative expenses	(499)	(638)
Equity-based compensation expenses	(985)	(1,253)
Intangible assets amortization expenses	(321)	(321)
Financial income, net	292	335

Total consolidated income (loss) before taxes	$(2,876)	$849

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2016:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(501)	$(35)	$(352)	$(379)	$(1,267)
Other comprehensive income (loss) before reclassifications	414	168	-	43	625
Losses (gains) reclassified from accumulated other comprehensive income (loss)	25	29	4	-	58

Net current period other comprehensive income	439	197	4	43	683

Ending balance	$(62)	$162	$(348)	$(336)	$(584)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	$25	Financial income, net
	-	Provision for income taxes
	25	Total, net of income taxes
Gains on cash flow hedges
	23	Research and development
	2	Sales and marketing
	4	General and administrative
	29	Total, before income taxes
	-	Provision for income taxes

	29	Total, net of income taxes

Losses on components of defined benefit plans	2	Research and development
	2	Sales and marketing

	4	Total, before income taxes

	-	Provision for income taxes

	4	Total, net of income taxes

Total reclassifications for the period	$58	Total, net of income taxes

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

The Company recorded grants in the amount of $0.6 and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for the rest of 2016;

●	Our belief that our past research and development investments in new technologies are beginning to materialize;

●	Our anticipation that our gross margin will continue to increase in the foreseeable future as our product mix shifts in favor of new products;

●

Our belief that the inventory correction cycle in the cordless market should be exhausted in the second quarter of 2016 and the projected rate of decline in our revenues for this mature market will go back to the secular decline levels of 10% to 20% on an annual basis;

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

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2016 as compared to 2015;

●	Our belief that we will achieve revenue growth for the full year 2016; and

●	Our belief that our available cash and cash equivalents at March 31, 2016 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 54% of our total revenues for the first three months of 2016.

Our revenues were $27.7 million for the first three months of 2016, a decrease of 27% in comparison to the same period of 2015, mainly due to a decrease in sales of our cordless telephony products, offset to some extent by an increase in sales of our VOIP and HDClear products. Revenues from our new products accounted for 46% of our total revenues for the first three months of 2016, up 43% year over year.

Sales of our HDClear products were $3.9 million for the first three months of 2016, representing 14% of our total revenues for the first three months of 2016. We had no HDClear product sales in the comparable period of 2015.

Sales of our VOIP products increased from $3.7 million for the first three months of 2015 to $5.1 million for the first three months of 2016, representing 18% of our total revenues for the first three months of 2016, as compared to 10% of our total revenues for the first three months of 2015.

Sales of our home gateway products decreased from $4.8 million for the first three months of 2015 to $2.7 million for the first three months of 2016, representing 10% of our total revenues for the first three months of 2016, as compared to 13% of our total revenues for the first three months of 2015.

Sales of our cordless telephony products decreased from $29.1 million for the first three months of 2015 to $14.9 million for the first three months of 2016, representing 54% of our total revenues for the first three months of 2016, as compared to 76% of our total revenues for the first three months of 2015. We believe that the decline was primarily attributable to an inventory correction cycle, which should be exhausted in the second quarter of 2016, and that the projected rate of decline in our revenues for this mature market will go back to the secular decline levels of 10% to 20% on an annual basis.

Our gross margin increased to 42.4% of revenues for the first quarter of 2016 from 40.8% for the first quarter of 2015, primarily due a change in the mix of products sold and mix of customers, mostly shifting of revenues from cordless telephony products to new products with higher gross margin, offset to some extent by the decrease in total revenues in the first quarter of 2016 compared to the first quarter of 2015.

Our operating loss was $3.2 million for the first quarter of 2016, as compared to an operating income of $0.5 million for the first quarter of 2015. The change from operating income to operating loss was mainly as a result of a decrease in total revenues during the first three months of 2016, as compared to the first three months of 2015, offset to some extent by an increase in gross margin and a decrease in operating expenses during the first quarter of 2016, as compared to the first quarter of 2015. Our operating expenses decreased by 1% to $14.9 million for the first three months of 2016, as compared to $15.0 million for the first three months of 2015. We anticipated that our gross margin will continue to increase in the foreseeable future as our product mix shifts in favor of new products.

Notwithstanding our expected revenue growth for full year 2016 and our success in increasing our gross margin, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Moreover, 2015 marked the achievement of a significant milestone for the company with initial mass production shipments of HDClear products to Samsung Electronics Co. Ltd (“Samsung”). In the first quarter of 2016, our HDClear product was integrated in one of Samsung’s flagship mobile phones. Aggregate revenues derived from our new products were 46% and 24% of our total revenues for the first quarter of 2016 and 2015, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2016 as compared to 2015.

However, we can provide no assurances about our continued success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for mobile devices, home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of March 31, 2016, our principal source of liquidity consisted of cash and cash equivalents of $10.0 million and marketable securities and short term deposits of $104.9 million, totaling $115.0 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $27.7 million for the first quarter of 2016, as compared to $38.0 million for the same period in 2015. The decrease in revenues for the first three months of 2016 compared to the comparable period of 2015 was primarily as a result of a decrease in sales of our cordless telephony products, offset to some extent by an increase in sales of our VOIP and HDClear products.

Sales of our cordless telephony products decreased from $29.1 million for the first quarter of 2015 to $14.9 million for the first quarter of 2016, representing 54% of our total revenues for the first quarter of 2016, as compared to 76% of our total revenues for the first quarter of 2015 and represented a decrease of 49% in absolute dollars for the comparable periods. The above mentioned decrease was mainly attributable to decreased demand from our customers in all markets, primarily because of an inventory correction cycle that is anticipated to be exhausted in the second quarter of 2016.

Sales of our home gateway products decreased from $4.8 million for the first quarter of 2015 to $2.7 million for the first quarter of 2016, representing 10% of our total revenues for the first quarter of 2016, as compared to 13% of our total revenues for the first quarter of 2015, and represented a decrease of 44% in absolute dollars for the comparable periods. The decrease was mainly attributable to lower demands from our customers and unusually higher demand from our customers during the first quarter of 2015.

Sales of our VOIP products increased from $3.7 million for the first quarter of 2015 to $5.1 million for the first quarter of 2016, representing 18% of our total revenues for the first quarter of 2016, as compared to 10% of our total revenues for the first quarter of 2015, and represented an increase of 38% in absolute dollars for the comparable periods. The increase was mainly attributable to a growth in market demand for our VOIP products that resulted from the growth of our market share within this domain.

Sales of our HDClear products were $3.9 million for the first quarter of 2016, representing 14% of our total revenues for the first quarter of 2016. There were no HDClear sales for the first quarter of 2015. The increase was mainly attributable to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended March 31,
	2016	2015
United States	$720	$490
Japan	2,665	6,496
Europe	1,669	2,602
Hong-Kong	11,702	19,987
China	2,531	2,680
Taiwan	3,367	4,199
Korea	4,427	208
Other	578	1,373

Total revenues	$27,659	$38,035

Sales to our customers in Hong Kong decreased for the first quarter of 2016, as compared to the comparable period of 2015, representing a 41% decrease in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from (i) a decrease in sales to VTech Holdings Ltd. ("VTech"), representing a 25% decrease in absolute dollars for the first quarter of 2016, as compared to the comparable period of 2015, (ii) a decrease in sales to CCT Telecom Ltd, representing a 70% decrease in absolute dollars for the first quarter of 2016, as compared to the comparable period of 2015, and (iii) a decrease in sales to Shenzhen Guo Wei Electronics Ltd. ("Guo Wei Electronics"), representing a 56% decrease in absolute dollars for the first quarter of 2016, as compared to the comparable period of 2015.

Sales to our customers in Japan decreased for the first quarter of 2016 as compared to the same period of 2015, representing a decrease of 59% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to the Japanese domestic market, representing a 38% decrease in absolute dollars for the first quarter of 2016, as compared to the first quarter of 2015, and (ii) a decrease in sales, through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a 61% decrease in absolute dollars for the first quarter of 2016, as compared to the first quarter of 2015.

Sales to our customers in Taiwan decreased for the first quarter of 2016, as compared to the same period of 2015, representing a decrease of 20% in absolute dollars. The decrease in our sales to Taiwan for the comparable periods resulted mainly from a decrease in sales through our distributor, Ascend Technology Inc. ("Ascend Technology").

We generated meaningful revenues from Samsung in Korea during the first quarter of 2016 mainly due to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant Customers. The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers of residential wireless products with significant market share in the U.S. market. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations.

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 32% and 31% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Sales to Guo Wei Electronics represented 7% and 11% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Sales to Samsung represented 14% and 0% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Revenues derived from sales through our distributor, Tomen Electronics, accounted for 9% of our total revenues for the three months ended March 31, 2016, as compared to 14% for the comparable period of 2015.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 6% and 11% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Revenues derived from sales through our distributor, Ascend Technology, accounted for 15% of our total revenues for both the three months ended March 31, 2016 and 2015. Ascend Technology sells our products to a limited number of customers, however none of those customers accounted for more than 10% of our total revenues for the three months ended March 31, 2016 and 2015.

Significant Products. Revenues from our digital cordless telephony products represented 54% and 76% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2016. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 10% and 13% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Revenues from our VOIP products represented 18% and 10% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Revenues from our HDClear products represented 14% and 0% of our total revenues for the three months ended March 31, 2016 and 2015, respectively.

Gross Profit. Gross profit as a percentage of revenues was 42.4 % for the first quarter of 2016 and 40.8% for the first quarter of 2015. The increase in our gross profit for the comparable periods was primarily due to a change in the mix of products sold and mix of customers, mostly shifting of revenues from cordless telephony products to new products with higher gross margin, offset to some extent by the decrease in total revenues in the first quarter of 2016 as compared to the first quarter of 2015.

As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us, which would further reduce the gross margins of our products. There are no guarantees that our ongoing efforts in cost reduction and yield improvements will keep pace with the anticipated continuing decline in average selling prices of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and Development Expenses, net. Our research and development expenses, net, decreased to $8.9 million for the first quarter of 2016 from $9.1 million for the first quarter of 2015. The decrease for the first quarter of 2016 was mainly due to an increase of $0.6 million in grants recognized from the Israeli Office of the Chief Scientist (“OCS”) in the first quarter of 2016, as compared to the first quarter of 2015. This increase was partially offset by an increase in IP expenses for the first quarter of 2016, as compared to the first quarter of 2015.

Our research and development expenses, net, as a percentage of our total revenues were 32% and 24% for the three months ended March 31, 2016 and 2015, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three months ended March 31, 2016 was mainly due to a decrease in revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.4 million for the first quarter of 2016 from $3.1 million for the first quarter of 2015. The increase in sales and marketing expenses for the first quarter of 2016, compared to the comparable period of 2015, was mainly due to increases in payroll expenses and sales commissions on sales of HDClear products in the first quarter of 2016, compared to the first quarter of 2015.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.3 million and $2.5 million for the first quarter of 2016 and 2015, respectively. The decrease in general and administrative expenses for the first quarter of 2016, as compared to the comparable period of 2015, was mainly due to a decrease in accounting fees, investor relations expenses and equity-based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 8% and 7% for the three months ended March 31, 2016 and 2015, respectively. The increase in general and administrative expenses, as a percentage of our total revenues for the three months period ended March 31, 2016 as compared to the three month period ended March 31, 2015, was mainly due to the decrease in revenues for the comparable periods, offset to some extent by the decrease in general and administrative expenses in absolute dollars for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 54% and 76% of our total revenues for the first three months of 2016 and 2015, respectively, and (ii) revenues from home gateway products exceeded 10% of our total consolidated revenues and amounted to 10% and 13% of our total revenues for the first three months of 2016 and 2015, respectively

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all sizes low-cost VOIP terminals with converged voice and data applications. Revenues from our VOIP products represented 18% and 10% of our total revenues for the first three months of 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the first three months of 2016 and 2015.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues from our mobile products represented 14% of our total revenues for the first three months of 2016. No revenues were derived from this segment for the first three months of 2015.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$18,655	$34,351	$1,478	$7,176
Office	$5,078	$3,684	$(2,023)	$(613)
Mobile	$3,926	$-	$(818)	$(3,837)
Total	$27,659	$38,035	$1,363	$2,726

Sales to our customers in the home segment decreased for the first three months of 2016 as compared to the first three months of 2015, representing a decrease of 46% in absolute dollars. The decrease in sales in the home segment for the comparable periods was mainly attributable to (i) decreased demands for cordless phones over the comparable periods, partially as a result of an inventory correction cycle which is anticipated to be exhausted in the second quarter of 2016, and (ii) decreased demands for home gateway products over the comparable periods mainly due to unusually higher demand from our customers during the first quarter of 2015.

Sales to our customers in the office segment increased for the first three months of 2016 as compared to the first three months of 2015, representing an increase of 38% in absolute dollars. The increase in sales in the office segment for the comparable periods was mainly due to an increase in our market share of VOIP products.

The increase in sales to our customers in the mobile segment for the first three months of 2016 as compared to the first three months of 2015 was mainly the integration of our HDClear product in one of Samsung’s flagship mobile phones.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of Intangible Assets. During the first three months of 2016 and 2015, we recorded an expense of $0.3 million, relating to the amortization of intangible assets associated with the acquisition of BoneTone Communications ("BoneTone") in 2011.

Financial Income, net. Financial income, net, amounted to $0.3 million for both the three month periods ended March 31, 2016 and 2015.

Provision for Income Taxes. We had no income tax expenses for the first quarter of 2016 as compared $0.1 million of income tax expenses during the first quarter of 2015. The income tax expenses for the first quarter of 2016 were mainly attributed to current tax expenses of $0.1 million, fully offset by an income from amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.1 million.

The income tax expenses for the first quarter of 2015 were mainly attributed to current tax expenses of $0.2 million, offset to some extent by an income in the amount of $0.1 million resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first three months of 2016, we used $4.2 million of cash and cash equivalents for our operating activities, as compared to $5.8 million of cash used for operating activities for the first quarter of 2015. The decrease in cash used for our operating activities during the first quarter of 2016 as compared to the first quarter of 2015, was mainly due to an increase in accounts receivable of $6.4 million in the first quarter of 2015, as compared to an increase of $0.3 million in the first quarter of 2016, which was partially offset by an increase in inventories by $2 million in the first quarter of 2016, compared to a decrease in inventories of $2.1 million in the first quarter of 2015.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first quarter of 2016, we purchased $20.2 million of marketable securities, as compared to $13.1 million of marketable securities during the first quarter of 2015. During the first quarter of 2016, $16.7 million of marketable securities matured and were called by the issuers, as compared to $2.8 million during the first quarter of 2015. During the first quarter of 2016 and 2015, $6.6 million and $10.0 million, respectively, of marketable securities were sold. As of March 31, 2016, the amortized cost of our marketable securities and short term deposits was $105 million and their stated market value was $104.9, representing $0.1 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.7 and $0.6 million, for the first three months of 2016 and 2015, respectively.

Financing Activities. During the first three months of 2016, we paid an aggregate purchase price of $2.5 million for 281,885 repurchased shares of common stock at an average purchase price of $8.75 per share. During the first three months of 2015, we repurchased 124,711 shares of common stock at an average purchase price of $11.61 per share for an aggregate purchase price of $1.4 million (out of this amount only $1.1 million was paid in cash during the first quarter of 2015).

In addition, during the first quarter of 2016, we received $0.6 million upon the exercise of employee stock options, as compared to $0.8 million for the first quarter of 2015. We cannot predict cash flows from exercises of stock options for future periods.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. Furthermore, in August 2015, our Board authorized an additional $10 million dollar buyback program, of which 0.5 million shares were available for repurchase under a Rule 10b5-1 plan.

At March 31, 2016, approximately 0.6 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of March 31, 2016, we had cash and cash equivalents totaling approximately $10 million and marketable securities and time deposits of approximately $104.9 million. Out of total cash, cash equivalents and marketable securities of $115 million, $102.9 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2016 was approximately $39.9 million, compared to $41.7 as of March 31, 2015. The decrease in working capital was mainly due to a decrease in accounts receivable of $7 million as of March 31, 2016, as compared to March 31, 2015, as a result of a decrease in revenues for the first quarter of 2016 as compared to the comparable period of 2015. This decrease was partially offset by an increase in cash, marketable securities and short term deposits as of March 31, 2016, as compared to March 31, 2015, mainly due to the replacement of long term marketable securities with short term marketable securities. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, cash deposits with these banks exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits in the U.S. or similar limits in foreign jurisdictions, to the extent, such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash balances and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our cash; however, we can provide no assurances that access to our cash will not be affected if the financial institutions that we hold our cash fail or the financial and credit markets fail to recover fully.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, due to the Acquisition, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2016, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, "Derivatives and Hedging," and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended March 31, 2016. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In addition, as is typical in the semiconductor industry, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. We currently believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on our company.

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than (1) changes to the Risk Factor below entitled "We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;" (2) changes to the Risk Factor below entitled "We rely significantly on revenue derived from a limited number of customers;" (3) changes to the Risk Factor below entitled “Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and market acceptance of our VOIP products, which are intensively competitive markets with dominant and established players;” (4) changes to the Risk Factor below entitled "We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;" (5) changes to the Risk Factor below entitled "Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;" (6) changes to the Risk Factor below entitled "We are exposed to fluctuations in currency exchange rates;" (7) changes to the Risk Factor below entitled "Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;" (8) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (9) changes to the Risk Factor below entitled "We are exposed to fluctuations in currency exchange rates."

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 54% and 76% of our total revenues for the first three months of 2016 and 2015, respectively. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

As an example, revenues from cordless telephony products decreased by almost 50% from the first quarter of 2015 to the first quarter of 2016. We currently believe that this reduction is mostly attributable to inventory correction cycles of our customers and their customers but we can provide no assurance that our revenue decline rates will revert back to the secular decline levels of 10% to 20% on an annual basis.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), Guo Wei Electronics and Samsung accounted for approximately 58% and 53% of our total revenues for the first quarter of 2016 and 2015, respectively. Sales to VTech represented 32% and 31% of our total revenues for the first three months of 2016 and 2015, respectively. Sales to Panasonic represented 6% and 11% of our total revenues for the first three months of 2016 and 2015, respectively. Sales to Shenzhen Guo Wei Electronics Ltd represented 7% and 11% of our total revenues for the first three months of 2016 and 2015, respectively; Sales to Samsung represented 14% and 0% of our total revenues for the first three months of 2016 and 2015. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and on market acceptance of our VOIP products, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VOIP product families. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate meaningful revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VOIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors for this market include Audience (acquired by Knowles Corporation) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 9% and 14% of our total revenues for the first quarter of 2016 and 2015, respectively. Revenues derived from sales through another distributor, Ascend Technology, accounted for 15% of our total revenues for both the three months ended March 31, 2016 and 2015. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 6% and 11% of our total revenues for the first quarter of 2016 and 2015, respectively. The loss of Tomen Electronics and/or Ascend Technology as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. In addition, we sell our products to OEM customers that operate in consumer markets. As a result, our revenues are affected by seasonal buying patterns of consumer products sold by our OEM customers that incorporate our products and the market acceptance of such products supplied by our OEM customers.

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

Furthermore, increases in the price of silicon wafers, testing costs and commodities such as gold and oil, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us, which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as "over-capacity" problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

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

Our future business growth depends on the growth in demand for mobile devices with improved sound quality and always on capability.

Our HDClear product family is designed to enhance the sound quality and eliminate background voices for mobile device users and to enable always on capabilities in mobile and other wearable devices. OEMs and ODMs may decide that the costs of improving sound quality outweigh the benefits or that always on voice technology is not a required feature, both of which could limit demand for our HDClear product family. Moreover, users may also be satisfied with existing sound quality or blame poor quality on their phone carriers. The market that we are targeting is evolving rapidly and is technologically challenging. New mobile devices with different components or software may be introduced that provide the same functionality as HDClear product family. Our future business growth will depend on the growth of this market and our ability to adapt to technological changes, user preferences and OEM demands. Our business could be materially adversely affected if we fail to do so.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. In addition, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 99% of our total revenues for the first three months of 2016 and 2015, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Notwithstanding improvements in business conditions since the global downturn in 2008 and 2009, recovery is slow and general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections. Moreover, we operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2016, 203 of our 320 employees were located in Israel, including 138 out of 200 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the "Investment Law," as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (25% for 2016) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 99% of our total revenues for the first quarter of 2016 and 2015, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

We rely on complex information technology systems to manage our business, which operates in many geographical locations. For example, to achieve short delivery lead times and superior levels of customer service while maintaining low levels of inventory, we constantly adjust our production schedules with manufacturers and subcontractors. We develop and adjust these schedules based on end customer demand as communicated by our customers and distributors and based on our inventory levels, manufacturing cycle times, component lead times, and projected production yields. We combine and distribute all of this information electronically over a complex global communications network. Our ability to estimate demand and to adjust our production schedules is highly dependent on this network. Any delay in the implementation of, or disruption in the transition to, new or enhanced processes, systems or controls, could adversely affect our ability to manage customer orders and manufacturing schedules, as well as generate accurate financial and management information in a timely manner. These systems are also susceptible to power and telecommunication disruptions and other system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. Our business could be significantly disrupted and we could be subject to third party claims associated with such disruptions.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

A growing trend in our industry is the integration of greater semiconductor content into a single chip to achieve higher levels of functionality. In order to remain competitive, we must achieve higher levels of design integration and deliver new integrated products on a timely basis. This will require us to expend greater research and development resources, and may require us to modify the manufacturing processes for some of our products, to achieve greater integration. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Although this migration to smaller geometry process technologies has helped us to offset the declining average selling prices of our products, this effort may not continue to be successful. In addition, because we are a fabless semiconductor company, we depend on our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition. In case our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2016, we repurchased 275,460 shares of common stock at an average purchase price of $8.74 per share for approximately $2.4 million. The table below sets forth the information with respect to repurchases of our common stock during the first quarter ended March 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (January 1, 2016 to January 31, 2016)	77,103	9.19	77,103	827,937
Month #2 (February 1, 2016 to February 29, 2016)	155,405	8.49	155,405	672,532
Month #3 (March 1, 2016 to March 31, 2016)	42,952	8.81	42,952	629,580	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of March 31, 2016 pursuant to our board’s authorizations.

In November 2013, we entered into a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock for up to 2.7 million shares. This was in addition to the approximately 308,000 shares that were available for repurchase pursuant to the Board’s prior authorizations. Furthermore, in August 2015, our Board authorized an additional $10 million dollar buyback program, of which 0.5 million shares were available for repurchase under a Rule 10b5-1 plan.

At March 31, 2016, approximately 629,580 shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3. defaults upon senior securities.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information,

Not applicable.

ITEM 6. EXHIBITS.

Exhibit 10.1

2016 Performance-Based Bonus Plan for each of Ofer Elyakim and Dror Levy (See description of the plan in the Company’s Current Report on Form 8-K (filed March 18, 2016) and incorporated herein by reference).

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

DSP GROUP, INC. (Registrant)

Date: May 10, 2016	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)