Form 10-Q
period 2016-06-30
DSP GROUP INC /DE/
filed 2016-08-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Yes ☐ No ☒

As of August 3, 2016, there were 21,894,013 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,808	$13,704
Restricted deposit	168	168
Marketable securities and short-term deposits	22,784	18,070
Trade receivables	17,136	19,211
Other accounts receivable and prepaid expenses	2,364	3,319
Inventories	12,850	11,453

TOTAL CURRENT ASSETS	73,110	65,925

PROPERTY AND EQUIPMENT, NET	3,956	3,764

LONG-TERM ASSETS:
Long-term marketable securities	81,962	89,714
Long-term prepaid expenses and lease deposits	1,240	743
Deferred income taxes	1,001	1,311
Severance pay fund	11,795	11,578
Investment in other companies	1,800	1,800
Intangible assets, net	3,209	3,851
Goodwill	5,276	5,276
	106,283	114,273

TOTAL ASSETS	$183,349	$183,962

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$12,910	$13,103
Accrued compensation and benefits	7,476	7,788
Income tax accruals and payables	1,800	1,864
Accrued expenses and other accounts payable	5,782	5,026

Total current liabilities	27,968	27,781

LONG-TERM LIABILITIES:
Deferred income taxes	316	476
Accrued severance pay	11,948	11,703
Accrued pensions	727	684

Total long-term liabilities	12,991	12,863

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2016 and December 31, 2015;
Issued and outstanding shares: 21,742,684 and 21,572,616 shares at June 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	363,267	361,023
Treasury stock	(123,749)	(125,697)
Accumulated other comprehensive loss	(474)	(1,267)
Accumulated deficit	(96,676)	(90,763)

Total stockholders’ equity	142,390	143,318

Total liabilities and stockholders’ equity	$183,349	$183,962

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$36,164	$37,247	$63,823	$75,282
Cost of revenues (1)	20,279	22,012	36,221	44,512
Gross profit	15,885	15,235	27,602	30,770
Operating expenses:
Research and development, net (2)	9,036	8,855	17,925	17,971
Sales and marketing (3)	3,323	2,974	6,715	6,037
General and administrative (4)	2,275	2,460	4,558	4,981
Intangible assets amortization	321	321	642	642
Total operating expenses	14,955	14,610	29,840	29,631
Operating income (loss)	930	625	(2,238)	1,139
Interest and other income, net	273	291	565	626
Income (loss) before taxes on income	1,203	916	(1,673)	1,765
Taxes on income	123	186	160	262
Net income (loss)	$1,080	$730	$(1,833)	$1,503
Net earnings (loss) per share:
Basic	$0.05	$0.03	$(0.08)	$0.07
Diluted	$0.05	$0.03	$(0.08)	$0.06
Weighted average number of shares used in per share computations of net earnings (loss):
Basic	21,739	22,064	21,725	22,115
Diluted	22,845	23,717	21,725	23,801

(1)	Includes equity-based compensation expense in the amount of $83 for both the three months ended June 30, 2016 and 2015, and $144 and $153 for the six months ended June 30, 2016 and 2015, respectively.
(2)

Includes equity-based compensation expense in the amount of $521 and $613 for the three months ended June 30, 2016 and 2015, respectively; and $947 and $1,151 for the six months ended June 30, 2016 and 2015, respectively.

(3)

Includes equity-based compensation expense in the amount of $194 and $178 for the three months ended June 30, 2016 and 2015, respectively; and $325 and $330 for the six months ended June 30, 2016 and 2015, respectively.

(4)

Includes equity-based compensation expense in the amount of $461 and $537 for the three months ended June 30, 2016 and 2015, respectively; and $828 and $1,030 for the six months ended June 30, 2016 and 2015, respectively.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended June 30,
	2016	2015

Net income:	$1,080	$730
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains/losses	205	(549)
Reclassification adjustments for losses included in net income	7	-
Net change	212	(549)
Cash flow hedges:
Changes in unrealized gains/losses	(110)	454
Reclassification adjustments for (gains) losses included in net income	(14)	145

Net change	(124)	599

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	4	5

Net change	4	5

Foreign currency translation adjustments, net	18	(5)

Other comprehensive income	110	50

Comprehensive income	$1,190	$780

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2016	2015

Net income (loss):	$(1,833)	$1,503
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains/losses	618	(134)
Reclassification adjustments for losses included in net income (loss)	33	26
Net change	651	(108)
Cash flow hedges:
Changes in unrealized gains/losses	58	162
Reclassification adjustments for losses included in net income (loss)	15	625

Net change	73	787

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	8	10

Net change	8	10

Foreign currency translation adjustments, net	61	(53)

Other comprehensive income	793	636

Comprehensive income (loss)	$(1,040)	$2,139

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$4,760	$2,141
Investing activities
Purchases of marketable securities	(26,112)	(15,342)
Proceeds from maturity of marketable securities	21,500	4,068
Proceeds from sales of marketable securities	7,987	10,332
Purchases of property and equipment	(1,012)	(1,202)
Decrease in restricted deposits	-	453

Net cash provided by (used in) investing activities	2,363	(1,691)

Financial activities
Purchase of treasury stock	(3,737)	(6,346)
Issuance of common stock and treasury stock upon exercise of stock options	666	1,138

Net cash used in financing activities	(3,071)	(5,208)

Increase (Decrease) in cash and cash equivalents	4,052	(4,758)

Erosion- due to exchange rate differences	52	(55)

Cash and cash equivalents at the beginning of the period	13,704	20,544

Cash and cash equivalents at the end of the period	$17,808	$15,731

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended June 30, 2015	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2015	22,227	$22		$357,185	$(118,909)	$(87,853)	$(980)	$149,465
Net income	-	-		-	-	730	-	730
Change in accumulated other comprehensive loss	-	-		-	-	-	50	50
Purchase of treasury stock	(425)	(*	)	-	(4,899)	-	-	(4,899)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	193	(*	)	-	1,879	(1,554)	-	325
Equity-based compensation	-	-		1,411	-	-	-	1,411
Balance at June 30, 2015	21,995	$22		$358,596	$(121,929)	$(88,677)	$(930)	$147,082
Three Months Ended June 30, 2016
Balance at March 31, 2016	21,697	$22		$362,008	$(124,212)	$(96,109)	$(584)	$141,125
Net income	-	-		-	-	1,080	-	1,080
Change in accumulated other comprehensive income	-	-		-	-	-	110	110
Purchase of treasury stock	(132)	(*	)	-	(1,270)	-	-	(1,270)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	178	(*	)	-	1,733	(1,647)		86
Equity-based compensation	-	-		1,259	-	-	-	1,259
Balance at June 30, 2016	21,743	$22		$363,267	$(123,749)	$(96,676)	$(474)	$142,390

(*)     Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six Months Ended June 30, 2015
Balance at December 31, 2014	21,844	$22		$355,906	$(122,387)	$(85,352)	$(1,566)	$146,623
Net income	-	-		-	-	1,503	-	1,503
Change in accumulated other comprehensive income	-	-		-	-	-	636	636
Purchase of treasury stock	(550)	(1)		-	(6,345)	-	-	(6,346)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	116	(*	)	-	1,124	(260)	-	864
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	585	1		26	5,679	(4,568)	-	1,138
Equity-based compensation	-	-		2,664	-	-	-	2,664
Balance at June 30, 2015	21,995	$22		$358,596	$(121,929)	$(88,677)	$(930)	$147,082
Six Months Ended June 30, 2016
Balance at December 31, 2015	21,573	$22		$361,023	$(125,697)	$(90,763)	$(1,267)	$143,318
Net loss	-	-		-	-	(1,833)	-	(1,833)
Change in accumulated other comprehensive income	-	-		-	-	-	793	793
Purchase of treasury stock	(408)	(*	)	-	(3,676)	-	-	(3,676)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	114	(*	)	-	1,114	(236)	-	878
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	464	(*	)	-	4,510	(3,844)	-	666
Equity-based compensation	-	-		2,244	-	-	-	2,244
Balance at June 30, 2016	21,743	$22		$363,267	$(123,749)	$(96,676)	$(474)	$142,390

*) Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2015.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Work-in-process	$7,278	$6,384
Finished goods	5,572	5,069

	$12,850	$11,453

Inventory write-off amounted to $151 and $311 for the six months ended June 30, 2016 and 2015, respectively.

NOTE C—NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings (loss) per share further includes the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 260 "Earnings per Share." The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	Unaudited
Net income (loss)	$1,080	$730	$(1,833)	$1,503
Earnings (loss) per share:
Basic	$0.05	$0.03	$(0.08)	$0.07
Diluted	$0.05	$0.03	$(0.08)	$0.06
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	21,739	22,064	21,725	22,115
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,106	1,653	-	1,686
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	22,845	23,717	21,725	23,801

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2016 and December 31, 2015:

	Amortized cost		Unrealized gains (losses), net		Fair value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short term deposits	5,632	$5,568	$-	$-	$5,632	$5,568
U.S. GSE securities	22,321	23,645	(24)	(114)	22,297	23,531
Corporate obligations	76,643	79,072	174	(387)	76,817	78,685

	$104,596	$108,285	$150	$(501)	$104,746	$107,784

The amortized cost of marketable debt securities and short-term deposits at June 30, 2016, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$22,769	$19	$(4)	$22,784
Due after one year to five years	81,827	290	(155)	81,962

	$104,596	$309	$(159)	$104,746

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2016, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2016 amounted to $34,094, while the unrealized losses for these marketable securities amounted to $159. Of the $159 unrealized losses outstanding as of June 30, 2016, a portion of which in the amount of $94 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $65 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2016 and 2015 were $21,500 and $4,068, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2016 and 2015 were $7,987 and $10,332, respectively. Net realized loss from the sale of available-for-sale securities for the six months ended June 30, 2016 were $33 compared to net realized loss for the six months ended June 30, 2015 of $26. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

NOTE e—TAXES ON Income

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. Tax provision for the six months ended June 30, 2016 and 2015 does not include tax benefits associated with equity-based compensation expenses.

The total amount of net unrecognized tax benefits was $1,660 and $1,711 at June 30, 2016 and December 31, 2015, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2016 and December 31, 2015, the Company had accrued interest and penalties relating to unrecognized tax benefits of $272 and $180, respectively.

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

Sales to VTech Holdings Ltd. ("VTech") represented 29% and 31% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively. Sales to VTech represented 30% and 31% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively.

Sales to Guo Wei Electronics Ltd. ("Guo Wei Electronics") represented 8% and 12% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively. Sales to Guo Wei Electronics represented 8% and 11% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively.

Sales to Samsung Electronics Co., Ltd (“Samsung”) represented 13% and 0% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, as well as the six months ended June 30, 2016 and 2015, respectively.

Revenues derived from sales through the Company’s distributor, Ascend Technology Inc., ("Ascend Technology"), accounted for 17% and 18% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively. Revenues derived from sales through Ascend Technology accounted for 16% and 17% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively.

Revenues derived from sales through the Company’s distributor, Tomen Electronics Corporation ("Tomen Electronics"), accounted for 12% and 18% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 10% and 16% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. ("Panasonic"), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10% and 15% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 8% and 13% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2016, the Company had outstanding option contracts in the amount of $8,600 and no outstanding foreign exchange forward contracts. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $82 and $44, respectively, at June 30, 2016. The Company recorded a net amount of $38 in other accounts receivable in the condensed consolidated balance sheet at June 30, 2016.

The amount recorded as an expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2016 that resulted from the above referenced hedging transactions was $12, $1 and $2, respectively.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended June 30, 2016 that resulted from the above referenced hedging transactions was $11, $1 and $2, respectively.

The fair value of the outstanding derivative instruments at June 30, 2016 and December 31, 2015 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivative Assets (Liabilities)
Foreign exchange forward and options contracts	Accrued expenses and other accounts payable	$-	$(36)
	Other accounts receivable and prepaid expenses	38	-

		$38	$(36)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the three and six months ended June 30, 2016 and 2015 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	2016	2015	2016	2015
Foreign exchange forward and option contracts	$(110)	$454	$58	$162

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
	Location	2016	2015	2016	2015
Foreign exchange forward and option contracts	Operating expenses	$14	$(145)	$(15)	$(625)

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended June 30, 2016 and June 30, 2015:

The weighted-average estimated fair value of restricted stock units ("RSUs") granted during the three months ended June 30, 2016 was $9.40 per share, with a pre-vest cancellation rate assumption of 4.32% (annualized percentage).

No employee stock options or stock appreciation rights (“SAR”) were granted during the three months ended June 30, 2016.

No employee stock options, SARs or RSUs were granted during the three months ended June 30, 2015.

Employee Stock Benefit Plans

As of June 30, 2016, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2016, approximately 1,056,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 644,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at March 31, 2016	3,901	$5.67
Options granted	-	-
RSUs granted	24	-
Options / SARs / RSUs cancelled/forfeited/expired	(131)	6.20
Options / SARs exercised and RSUs vested	(337)	$5.69
Outstanding at June 30, 2016 (1)	3,457	$5.61	2.83	$17,811
Exercisable at June 30, 2016 (2)	2,300	$7.55	2.51	$7,516

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2016 ($10.61 per share).

(1) Due to the ceiling imposed on the stock appreciation right ("SAR") grants, the outstanding amount above can be exercised for a maximum of 2,971 shares of the Company’s common stock as of June 30, 2016. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,814 shares of the Company’s common stock as of June 30, 2016.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2016 with exercise prices above $10.61 per share (the closing price of the Company’s common stock on June 30, 2016) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price

Above $10.61	170	$13.41	79	$11.38	249	$12.77
Less than $10.61	2,130	$7.08	1,078	$1.06	3,208	$5.06
Total	2,300	$7.55	1,157	$1.76	3,457	$5.61

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2016 and 2015 totaled $1,259 and $1,411, respectively. The Company did not recognize any income tax benefit relating to the Company’s equity-based compensation expense for the three months ended June 30, 2016 and 2015.

As of June 30, 2016, there was $5,465 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2016 through 2020.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the three months ended June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Components of net periodic benefit cost:
Service cost and amortization of loss	$10	$12
Interest cost	9	9
Expected return on plan assets	(1)	(2)

Net periodic benefit cost	$18	$19

The net pension liability as of June 30, 2016 amounted to $727.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016:

	Balance as of	Fair Value Measurements
	June 30, 2016	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,117	$1,117	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$376	-	$376	-
Corporate debt securities	$16,776	-	$16,776	-

Long-term marketable securities:
U.S. GSE securities	$21,921	-	$21,921	-
Corporate debt securities	$60,041	-	$60,041	-

Derivative Assets	$38	-	$38	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2016 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first six months of 2016, the Company repurchased 407,906 shares of common stock at an average purchase price of $9.01 per share for an aggregate purchase price of $3,676. As of June 30, 2016, 497,134 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2016, the Company issued approximately 578,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 55% and 74% of the Company’s total revenues for the first half of 2016 and 2015, respectively, and 56% and 72% of the Company’s total revenues for the second quarter of 2016 and 2015, respectively, and (ii) revenues from home gateway products amounted to 8% and 12% of the Company’s total revenues for the first half of 2016 and 2015, respectively, and 7% and 11% of the Company’s total revenues for the second quarter of 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all sizes low-cost VOIP terminals with converged voice and data applications. Revenues from the Company’s VOIP products represented 20% and 12% of its total revenues for the first six months of 2016 and 2015, respectively. Revenues from the Company’s VOIP products represented 20% and 14% of its total revenues for the second quarter of 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first six months of 2016 and 2015.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate the Company’s noise suppression, always-on and voice quality enhancement HDClear technology. Revenues from the Company’s mobile products represented 13% of its total revenues for the second quarter and first half of 2016. No revenues were derived from this segment in the comparable periods of 2015.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$24,211	$32,055	$4,843	$7,112
Office	$7,392	$5,192	$(475)	$(1,102)
Mobile	$4,561	$-	$(1,408)	$(3,150)
Total	$36,164	$37,247	$2,960	$2,860

Selected operating results information for each business segment was as follows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$42,866	$66,406	$6,321	$14,288
Office	$12,470	$8,876	$(2,498)	$(1,715)
Mobile	$8,487	$-	$(2,225)	$(6,987)
Total	$63,823	$75,282	$1,598	$5,586

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2016:

	Three months	Six months
Income from operations	$2,960	$1,598
Unallocated corporate, general and administrative expenses	(450)	(950)
Equity-based compensation expenses	(1,259)	(2,244)
Intangible assets amortization expenses	(321)	(642)
Financial income, net	273	565
Total consolidated income before taxes	$1,203	$(1,673)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2015:

	Three months	Six months
Income from operations	$2,860	$5,586
Unallocated corporate, general and administrative expenses	(503)	(1,141)
Equity-based compensation expenses	(1,411)	(2,664)
Intangible assets amortization expenses	(321)	(642)
Financial income, net	291	626
Total consolidated income before taxes	$916	$1,765

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(62)	$162	$(348)	$(336)	$(584)
Other comprehensive income (loss) before reclassifications	205	(110)	-	18	113
Losses (gains) reclassified from accumulated other comprehensive income (loss)	7	(14)	4	-	(3)

Net current period other comprehensive income (loss)	212	(124)	4	18	110

Ending balance	$150	$38	$(344)	$(318)	$(474)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	$7	Financial income, net
	-	Provision for income taxes
	7	Total, net of income taxes
Gains on cash flow hedges
	(11)	Research and development
	(1)	Sales and marketing
	(2)	General and administrative
	(14)	Total, before income taxes
	-	Provision for income taxes

	(14)	Total, net of income taxes

Losses on components of defined benefit plans	2	Research and development
	2	Sales and marketing

	4	Total, before income taxes

	-	Provision for income taxes

	4	Total, net of income taxes

Total reclassifications for the period	$(3)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(501)	$(35)	$(352)	$(379)	$(1,267)
Other comprehensive income (loss) before reclassifications	618	58	-	61	737
Losses reclassified from accumulated other comprehensive income (loss)	33	15	8	-	56
Net current period other comprehensive income	651	73	8	61	793

Ending balance	$150	$38	$(344)	(318)	$(474)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	$33	Financial income, net
	-	Provision for income taxes
	33	Total, net of income taxes

Losses on cash flow hedges
	12	Research and development
	1	Sales and marketing
	2	General and administrative
	15	Total, before income taxes
	-	Provision for income taxes
	15	Total, net of income taxes

Losses on components of defined benefit plans	4	Research and development
	4	Sales and marketing
	8	Total, before income taxes
	-	Provision for income taxes
	8	Total, net of income taxes

Total reclassifications for the period	$56	Total, net of income taxes

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

The Company recorded grants in the amount of $1.0 and $1.6 million for the three month periods ended June 30, 2016 and 2015, respectively.

The Company recorded grants in the amount of $1.6 million for both the six month periods ended June 30, 2016 and 2015, respectively.

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

●

Our belief that the inventory correction cycle in the cordless market should be exhausted in the second quarter of 2016 and the projected rate of decline in our revenues for this mature market will go back to the secular decline levels of 10% to 15% for the second half of 2016;

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

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2016 as compared to 2015;

●	Our belief that our available cash and cash equivalents at June 30, 2016 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 55% of our total revenues for the first half of 2016, down from 74% for the first half of 2015.

Our revenues were $63.8 million for the first half of 2016, a decrease of 15% in comparison to the same period of 2015, mainly due to a decrease in sales of our cordless telephony and home gateway products, offset to some extent by an increase in sales of our VOIP and HDClear (Mobile) products. Revenues from our new products accounted for 45% of our total revenues for the first half of 2016, up 49% year over year.

Sales of our HDClear products were $8.5 million for the first half of 2016, representing 13% of our total revenues for the first half of 2016. We had no HDClear product sales in the comparable period of 2015.

Sales of our VOIP products increased from $8.9 million for the first six months of 2015 to $12.5 million for the first six months of 2016, representing 20% of our total revenues for the first half of 2016, as compared to 12% of our total revenues for the first half of 2015.

Sales of our home gateway products decreased from $8.9 million for the first six months of 2015 to $5.3 million for the first six months of 2016, representing 8% of our total revenues for the first six months of 2016, as compared to 12% of our total revenues for the first six months of 2015.

Sales of our cordless telephony products decreased from $56.1 million for the first six months of 2015 to $35.2 million for the first six months of 2016, representing 55% of our total revenues for the first half of 2016, as compared to 74% of our total revenues for the first half of 2015. We believe that the decline was primarily attributable to an inventory correction cycle during the first half of 2016, and that the projected rate of decline in our revenues for this mature market will go back to the secular decline levels of 10% to 15% for the second half of 2016.

Our gross margin increased to 43.2% of revenues for the first half of 2016 from 40.9% for the first half of 2015, primarily due to a change in the mix of products sold and mix of customers, mostly shifting of revenues from cordless telephony products to new products with higher gross margin, offset to some extent by a decrease in total revenues and an increase in royalties in the first half of 2016 compared to the first half of 2015.

Our operating loss was $2.2 million for the first half of 2016, as compared to an operating income of $1.1 million for the first half of 2015. The change from operating income to operating loss was mainly as a result of a decrease in total revenues and an increase in operating expenses during the first six months of 2016, as compared to the first six months of 2015, offset to some extent by an increase in gross margin during the first half of 2016, as compared to the first half of 2015. Our operating expenses increased to $29.8 million for the first six months of 2016, as compared to $29.6 million for the first six months of 2015.

Notwithstanding our success in increasing our gross margin, we expect that our financial condition will continue to be challenged by the steady decline of the cordless telephony market. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to continue to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are beginning to materialize. We have achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Moreover, 2015 marked the achievement of a significant milestone for the company with initial mass production shipments of HDClear products to Samsung Electronics Co. Ltd (“Samsung”). In the first half of 2016, our HDClear product was integrated in one of Samsung’s flagship mobile phones. Aggregate revenues derived from our new products were 45% and 26% of our total revenues for the first half of 2016 and 2015, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2016 as compared to 2015.

However, despite our success thus far, we can provide no assurances about our continued success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for mobile devices, home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of June 30, 2016, our principal source of liquidity consisted of cash and cash equivalents of $17.8 million and marketable securities and short term deposits of $104.7 million, totaling $122.6 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $36.2 million for the second quarter of 2016, as compared to $37.2 million for the same period in 2015. Our total revenues were $63.8 million for the first half of 2016, as compared to $75.3 million for the same period in 2015. Both the decrease in revenues for the second quarter and first six months of 2016 compared to the comparable periods of 2015 was primarily as a result of a decrease in sales of our cordless telephony and home gateway products, offset to some extent by an increase in sales of our VOIP and HDClear products.

Sales of our cordless telephony products decreased from $27.0 million for the second quarter of 2015 to $20.3 million for the second quarter of 2016, representing 56% of our total revenues for the second quarter of 2016, as compared to 72% of our total revenues for the second quarter of 2015 and represented a decrease of 25% in absolute dollars for the comparable periods. The above mentioned decrease was mainly attributable to decreased demand from our customers in all markets, primarily because of an inventory correction cycle that we believe was exhausted in the second quarter of 2016. Sales of our cordless telephony products decreased from $56.1 million for the first half of 2015 to $35.2 million for the first half of 2016, representing 55% of our total revenues for the first half of 2016, as compared to 74% of our total revenues for the first half of 2015. The decrease in sales of our cordless telephony products as a percentage of our total revenues for the six months ended June 30, 2016 as compared to 2015 was mainly attributable to decreased demand from our customers. Sales of our home gateway products decreased from $4.2 million for the second quarter of 2015 to $2.6 million for the second quarter of 2016, representing 7% of our total revenues for the second quarter of 2016, as compared to 11% of our total revenues for the second quarter of 2015, and represented a decrease of 37% in absolute dollars for the comparable periods. Sales of our home gateway products decreased from $8.9 million for the first half of 2015 to $5.3 million for the first half of 2016, representing 8% of our total revenues for the first half of 2016, as compared to 12% of our total revenues for the first half of 2015, and represented a decrease of 41% in absolute dollars for the comparable periods. The decrease in sales of our home gateway products was mainly attributable to lower demands from our customers.

Sales of our VOIP products increased from $5.2 million for the second quarter of 2015 to $7.4 million for the second quarter of 2016, representing 20% of our total revenues for the second quarter of 2016, as compared to 14% of our total revenues for the second quarter of 2015, and represented an increase of 42% in absolute dollars for the comparable periods. Sales of VOIP products increased from $8.9 million for the first half of 2015 to $12.5 million for the first half of 2016, representing 20% of our total revenues for the first half of 2016, as compared to 12% of our total revenues for the first half of 2015, and represented an increase of 40% in absolute dollars for the comparable periods. The increase was mainly attributable to a growth in market demand for our VOIP products that resulted from the growth of our market share within this domain.

Sales of our HDClear products were $4.6 and $8.5 million for the second quarter and first half of 2016, respectively, representing 13% of our total revenues for both the second quarter and first half of 2016. There were no HDClear sales in the first half of 2015. The increase was mainly attributable to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
United States	$1,384	$816	$2,105	$1,306
Japan	4,788	6,954	7,453	13,450
Europe	2,491	2,508	4,160	5,110
Hong-Kong	14,729	18,093	26,431	38,080
China	1,834	2,425	4,365	5,106
Taiwan	4,801	5,498	8,168	9,697
Korea	5,093	184	9,520	392
Other	1,044	769	1,621	2,141
Total revenues	$36,164	$37,247	$63,823	$75,282

Sales to our customers in Hong Kong decreased for the second quarter and first half of 2016, as compared to the comparable periods of 2015, representing a 19% and 31% decrease in absolute dollars, respectively. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from (i) a decrease in sales to VTech Holdings Ltd. ("VTech"), representing a 9% and 17% decrease in absolute dollars for the second quarter and first half of 2016, as compared to the comparable periods of 2015, (ii) a decrease in sales to CCT Telecom Ltd, representing a 29% and 56% decrease in absolute dollars for the second quarter and first half of 2016, respectively, as compared to the comparable periods of 2015, and (iii) a decrease in sales to Shenzhen Guo Wei Electronics Ltd. ("Guo Wei Electronics"), representing a 32% and 44% decrease in absolute dollars for the second quarter and first half of 2016, as compared to the comparable periods of 2015.

Sales to our customers in Japan decreased for the second quarter and first half of 2016 as compared to the same periods of 2015, representing a decrease of 31% and 45% in absolute dollars, respectively. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to the Japanese domestic market, representing a 20% and 30% decrease in absolute dollars for the second quarter and first half of 2016, respectively, as compared to the comparable periods of 2015, and (ii) a decrease in sales, through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a 38% and 48% decrease in absolute dollars for the second quarter and first half of 2016, respectively, as compared to the comparable periods of 2015.

Sales to our customers in Taiwan decreased for the second quarter and first half of 2016, as compared to the same periods of 2015, representing a decrease of 13% and 16% in absolute dollars, respectively. The decrease in our sales to Taiwan for the comparable periods resulted mainly from a decrease in sales through our distributor, Ascend Technology Inc. ("Ascend Technology").

We generated meaningful revenues from Samsung in Korea during the second quarter and first half of 2016 mainly due to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 29% and 31% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Sales to VTech represented 30% and 31% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Sales to Guo Wei Electronics represented 8% and 12% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Sales to Guo Wei Electronics represented 8% and 11% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Sales to Samsung represented 13% and 0% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Sales to Samsung represented 13% and 0% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Revenues derived from sales through our distributor, Tomen Electronics, accounted for 12% of our total revenues for the three months ended June 31, 2016, as compared to 18% for the comparable period of 2015. Revenues from Tomen Electronics accounted for 10% of our total revenues for the six months ended June 30, 2016, as compared to 16% for the comparable period of 2015.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 10% and 15% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Sales to Panasonic through Tomen Electronics generated 8% and 13% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Revenues derived from sales through our distributor, Ascend Technology, accounted for 17% and 18% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Revenues from Ascend Technology accounted for 16% and 17% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Ascend Technology sells our products to a limited number of customers, however none of those customers accounted for more than 10% of our total revenues for the three and six month periods ended June 30, 2016 and 2015.

Significant Products. Revenues from our digital cordless telephony products represented 56% and 72% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Revenues from our digital cordless telephony products represented 55% and 74% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2016. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 7% and 11% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Revenues from our home gateway products represented 8% and 12% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Revenues from our VOIP products represented 20% and 14% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Revenues from our VOIP products represented 20% and 12% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Revenues from our HDClear products represented 13% and 0% of our total revenues for the three months ended June 30, 2016 and 2015, respectively. Revenues from our HDClear products represented 13% and 0% of our total revenues for the six months ended June 30, 2016 and 2015, respectively.

Gross Profit. Gross profit as a percentage of revenues was 43.9 % for the second quarter of 2016 and 40.9% for the second quarter of 2015. Gross profit as a percentage of revenues was 43.2 % for the first half of 2016 and 40.9% for the first half of 2015. The increase in our gross profit for the comparable periods was primarily due to a change in the mix of products sold and mix of customers, mostly shifting of revenues from cordless telephony products to new products with higher gross margin, offset to some extent by a decrease in total revenues and an increase in royalties in 2016, as compared to the comparable periods of 2015.

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

Research and Development Expenses, net. Our research and development expenses, net, increased to $9.0 million for the second quarter of 2016 from $8.9 million for the second quarter of 2015. This was mainly due to a decrease in funding recognized from the Israeli Office of the Chief Scientist (“OCS”), as well as an increase in labor contractors and subcontractor expenses, offset to some extent by a decrease in IP and tape-out expenses, as well as a decrease in equity-based compensation in the second quarter of 2016, as compared to the second quarter of 2015.

Research and development expenses, net, decreased to $17.9 million for the first half of 2016 from $18.0 million for the first half of 2015. This was mainly due to a decrease in IP and tape-out expenses and a decrease in equity-based compensation in the first half of 2016 as compared to 2015, partially offset by an increase in labor contractors and subcontractor expenses in the first half of 2016, as compared to the first half of 2015.

Our research and development expenses, net, as a percentage of our total revenues were 25% and 24% for the three months ended June 30, 2016 and 2015, respectively, and 28% and 24% for the six months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three and six months periods ended June 30, 2016 was mainly due to a decrease in our total revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.3 million for the second quarter of 2016 from $3.0 million for the second quarter of 2015. Sales and marketing expenses increased to $6.7 million for the first six months of 2016 from $6.0 million for the first six months of 2015. The increase in sales and marketing expenses for the second quarter of 2016, compared to the comparable period of 2015, was mainly due to an increase in sales commissions on sales of HDClear products in the second quarter of 2016, compared to the second quarter of 2015. The increase in sales and marketing expenses for the first half of 2016, compared to the comparable period of 2015, was mainly due to increases in payroll expenses and sales commissions on sales of HDClear products in the first half of 2016, as compared to the first half of 2015.

Our sales and marketing expenses, net, as a percentage of our total revenues were 9% and 8% for the three months ended June 30, 2016 and 2015, respectively, and 11% and 8% for the six months ended June 30, 2016 and 2015, respectively. The increase in sales and marketing expenses, net, as a percentage of our total revenues for the three and six months periods ended June 30, 2016 was mainly due to a decrease in our total revenues and an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.3 million and $2.5 million for the second quarter of 2016 and 2015, respectively. Our general and administrative expenses decreased to $4.6 million for the first six months of 2016 from $5.0 million for the first six months of 2015. The decrease in general and administrative expenses for the second quarter and the first six months of 2016, as compared to the comparable periods of 2015, was mainly due to a decrease in legal expenses, accounting fees, and equity based compensation expenses.

General and administrative expenses as a percentage of our total revenues were 6% and 7% for the three months ended June 30, 2016 and 2015, respectively, and 7% for both the six months ended June 30, 2016 and 2015. The decrease in general and administrative expenses as a percentage of our total revenues for the three months ended June 30, 2016 as compared to 2015 was mainly due to a decrease in general and administrative expenses for the comparable periods ,offset to some extent by a decrease in total revenues for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues and amounted to 55% and 74% of our total revenues for the first half of 2016 and 2015, respectively, and 56% and 72% of our total revenues for the second quarter of 2016 and 2015, respectively, and (ii) revenues from home gateway products amounted to 8% and 12% of our total revenues for the first half of 2016 and 2015, respectively, and 7% and 11% of our total revenues for the second quarter of 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all sizes low-cost VOIP terminals with converged voice and data applications. Revenues from the Company’s VOIP products represented 20% and 12% of its total revenues for the first six months of 2016 and 2015, respectively. Revenues from the Company’s VOIP products represented 20% and 14% of its total revenues for the second quarter of 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first six months of 2016 and 2015.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues from our mobile products represented 13% of our total revenues for the second quarter and first half of 2016. No revenues were derived from this segment in the comparable periods of 2015.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2016 and 2015:

	Three months ended June 30
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$24,211	$32,055	$4,843	$7,112
Office	$7,392	$5,192	$(475)	$(1,102)
Mobile	$4,561	$-	$(1,408)	$(3,150)
Total	$36,164	$37,247	$2,960	$2,860

Selected operating results information for each business segment was as follows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$42,866	$66,406	$6,321	$14,288
Office	$12,470	$8,876	$(2,498)	$(1,715)
Mobile	$8,487	$-	$(2,225)	$(6,987)
Total	$63,823	$75,282	$1,598	$5,586

Sales to our customers in the home segment decreased for the second quarter and the first half of 2016 as compared to the comparable periods of 2015, representing a decrease of 24% and 35% in absolute dollars, respectively. The decrease in sales in the home segment for the comparable periods was mainly attributable to (i) decreased demands for cordless phones over the comparable periods, partially as a result of an inventory correction cycle which we believe was exhausted in the second quarter of 2016, and (ii) decreased demands for home gateway products over the comparable periods mainly due to unusually higher demand from our customers during the first half of 2015.

Sales to our customers in the office segment increased for the second quarter and the first half of 2016 as compared to the comparable periods of 2015, representing an increase of 42% and 40% in absolute dollars, respectively. The increase in sales in the office segment for the comparable periods was mainly due to an increase in demands due to our increased market share of VOIP products.

The increase in sales to our customers in the mobile segment for the second quarter and first half of 2016 as compared to the second quarter and first half of 2015 was mainly due to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of Intangible Assets. During the second quarter and the first half of 2016 and 2015, we recorded an expense of $0.3 and $0.6 million, respectively, relating to the amortization of intangible assets associated with the acquisition of BoneTone Communications ("BoneTone") in 2011.

Financial Income, net. Financial income, net, amounted to $0.3 million for both the three month periods ended June 30, 2016 and 2015. Financial income, net, amounted to $0.6 million for both the six month periods ended June 30, 2016 and 2015.

Provision for Income Taxes. Our income tax expenses were $0.1 million and $0.2 million for the second quarter and the first half of 2016, as compared to $0.2 million and $0.3 million of income tax expenses for the second quarter and the first half of 2015.

The income tax expenses for the second quarter and first half of 2016 were mainly attributed to current tax expenses of $0.2 million and $0.3 million, respectively, offset to some extent by income in the amount of $0.1 million and $0.2 million for the second quarter and first half of 2016, respectively, resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition

The income tax expenses for the second quarter and the first half of 2015 were mainly attributed to current tax expenses of $0.3 million and $0.4 million, respectively, offset to some extent by income in the amount of $0.1 million and $0.2 million for the second quarter and first half of 2015, respectively, resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first six months of 2016, we generated $4.8 million of cash and cash equivalents from our operating activities, as compared to $2.1 million of cash generated for operating activities for the first half of 2015. The increase in cash from our operating activities during the first half of 2016 as compared to the first half of 2015, was mainly due to a decrease in accounts receivable of $2.1 million in the first half of 2016, as compared to an increase of $2.5 million in the first half of 2015 and an increase of $1.6 million in accrued expenses and accrued compensation and benefits in the first half of 2016, compared to a decrease of $0.8 in the first half of 2015. Those increases were partially offset by an increase in inventories by $1.4 million in the first half of 2016, compared to a decrease in inventories of $1.5 million in the first half of 2015 and a decrease in net income in the first half of 2016 as compared to the first half of 2015.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first half of 2016, we purchased $26.1 million of marketable securities, as compared to $15.3 million of marketable securities during the first half of 2015. During the first half of 2016, $21.5 million of marketable securities matured and were called by the issuers, as compared to $4.1 million during the first half of 2015. During the first half of 2016 and 2015, $8.0 million and $10.3 million, respectively, of marketable securities were sold. As of June 30, 2016, the amortized cost of our marketable securities and short term deposits was $104.6 million and their stated market value was $104.7, representing $0.1 million of unrealized Gains.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.0 and $1.2 million, for the first six months of 2016 and 2015, respectively.

Financing Activities. During the first six months of 2016, we paid an aggregate purchase price of $3.7 million for approximately 414,000 repurchased shares of common stock at an average purchase price of $9.02 per share. During the first six months of 2015, we repurchased approximately 550,000 shares of common stock at an average purchase price of $11.54 per share for an aggregate purchase price of $6.3 million.

In addition, during the first half of 2016, we received $0.7 million upon the exercise of employee stock options, as compared to $1.1 million for the first half of 2015. We cannot predict cash flows from exercises of stock options for future periods.

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

At June 30, 2016, approximately 0.5 million shares of our common stock were available for repurchase under our board authorized share repurchase programs.

As of June 30, 2016, we had cash and cash equivalents totaling approximately $17.8 million and marketable securities and time deposits of approximately $104.7 million. Out of total cash, cash equivalents and marketable securities of $122.6 million, $111.2 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at June 30, 2016 was approximately $45.1 million, compared to $39.9 as of June 30, 2015. The increase in working capital was mainly due to (i) cash and cash equivalents generated between June 30, 2015 and June 30, 2016 from our operating activities, and (ii) cash received upon the exercise of employees stock options in the amount of $0.8 million between June 30, 2015 and June 30, 2016 and (iii) the replacement of long term marketable securities and deposits with short term marketable securities and deposits. The above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $10.6 million between June 30, 2015 and June 30, 2016. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2016, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, "Derivatives and Hedging," and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended June 30, 2016. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Sales of our digital cordless telephony products comprised 55% and 74% of our total revenues for the first half of 2016 and 2015, respectively. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

As an example, revenues from cordless telephony products decreased by 37% from the first half of 2015 to the first half of 2016. We currently believe that this reduction is mostly attributable to inventory correction cycles of our customers and their customers but we can provide no assurance that our revenue decline rates will revert back to the secular decline levels of 10% to 15% for the second half of 2016.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), Guo Wei Electronics and Samsung accounted for approximately 59% and 55% of our total revenues for the first half of 2016 and 2015, respectively. Sales to VTech represented 30% and 31% of our total revenues for the first half of 2016 and 2015, respectively. Sales to Panasonic represented 8% and 13% of our total revenues for the first half of 2016 and 2015, respectively. Sales to Shenzhen Guo Wei Electronics Ltd represented 8% and 11% of our total revenues for the first half of 2016 and 2015, respectively; Sales to Samsung represented 13% and 0% of our total revenues for the first half of 2016 and 2015. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and on market acceptance of our VOIP products, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VOIP product families. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate meaningful revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VOIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Moreover, all of our current revenues from HDClear products are generated from a sole customer. Our ability to maintain and grow our revenues for this product line is substantially dependent on our continued success in having our products being integrated into the end products of this sole customer.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors for this market include Knowles Corporation (that acquired Audience) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 10% and 16% of our total revenues for the first half of 2016 and 2015, respectively. Revenues derived from sales through another distributor, Ascend Technology, accounted for 16% and 17% of our total revenues for the first half of 2016 and 2015, respectively. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 8% and 13% of our total revenues for the first half of 2016 and 2015, respectively. The loss of Tomen Electronics and/or Ascend Technology as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. In addition, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 98% of our total revenues for the first six months of 2016 and 2015, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In addition, as TSMC produces a significant portion of our integrated circuit products and a limited number subcontractors tests and assembles a significant portion of them, earthquakes, aftershocks or other natural disasters in Asia, or adverse changes in the political situation in Taiwan, could preclude us from obtaining an adequate supply of wafers to fill customer orders. Such events could harm our reputation, business, financial condition, and results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2016, 206 of our 328 employees were located in Israel, including 139 out of 204 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 98% of our total revenues for the first half of 2016 and 2015, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2016, we repurchased 132,446 shares of common stock at an average purchase price of $9.59 per share for approximately $1.3 million. The table below sets forth the information with respect to repurchases of our common stock during the second quarter ended June 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (April 1, 2016 to April 30, 2016)	22,757	8.93	22,757	606,823
Month #2 (May 1, 2016 to May 31, 2016)	46,931	9.46	46,931	559,892
Month #3 (June 1, 2016 to June 30, 2016)	62,758	9.92	62,758	497,134	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of June 30, 2016 pursuant to our board’s authorizations.

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

At June 30, 2016, 497,134 shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3. defaults upon senior securities.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information,

Not applicable.

ITEM 6. EXHIBITS.

Exhibit 3.1	Amendment to Second Restated Certificate of Incorporation of DSP Group, Inc., effective as of June 7, 2016 (Filed as Exhibit 3.1 to DSP Group’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016 and incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)
Date: August 9, 2016	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)