Form 10-Q
period 2016-09-30
DSP GROUP INC /DE/
filed 2016-11-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 3, 2016, there were 21,622,432 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,908	$13,704
Restricted deposit	71	168
Marketable securities and short-term deposits	25,432	18,070
Trade receivables	22,765	19,211
Other accounts receivable and prepaid expenses	3,457	3,319
Inventories	9,877	11,453

TOTAL CURRENT ASSETS	75,510	65,925

PROPERTY AND EQUIPMENT, NET	4,004	3,764

LONG-TERM ASSETS:
Long-term marketable securities	81,150	89,714
Long-term prepaid expenses and lease deposits	1,290	743
Deferred income taxes	745	1,311
Severance pay fund	12,589	11,578
Investment in other companies	-	1,800
Intangible assets, net	4,905	3,851
Goodwill	6,243	5,276
	106,922	114,273

TOTAL ASSETS	$186,436	$183,962

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$10,692	$13,103
Accrued compensation and benefits	8,587	7,788
Income tax accruals and payables	1,099	1,864
Accrued expenses and other accounts payable	3,775	5,026

Total current liabilities	24,153	27,781

LONG-TERM LIABILITIES:
Deferred income taxes	600	476
Accrued severance pay	12,959	11,703
Accrued pensions	741	684
Total long-term liabilities	14,300	12,863

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value - Authorized shares: 50,000,000 shares at September 30, 2016 and December 31, 2015; Issued and outstanding shares: 22,008,701 and 21,572,616 shares at September 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	364,737	361,023
Treasury stock	(121,476)	(125,697)
Accumulated other comprehensive loss	(700)	(1,267)
Accumulated deficit	(94,600)	(90,763)
Total stockholders’ equity	147,983	143,318
Total liabilities and stockholders’ equity	$186,436	$183,962

Note: The balance sheet at December 31, 2015 has been derived from the audited financial statements on that date.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$38,768	$35,219	$102,591	$110,501
Cost of revenues (1)	21,418	20,646	57,639	65,158
Gross profit	17,350	14,573	44,952	45,343
Operating expenses:
Research and development, net (2)	8,504	8,709	26,430	26,680
Sales and marketing (3)	3,617	3,071	10,332	9,108
General and administrative (4)	2,064	2,409	6,622	7,390
Intangible assets amortization	390	321	1,032	963
Other income	(2,549)	-	(2,549)	-
Total operating expenses	12,026	14,510	41,867	44,141
Operating income	5,324	63	3,085	1,202
Interest and other income, net	344	245	910	871
Income before taxes on income	5,668	308	3,995	2,073
Taxes on income	334	141	494	403
Net income	$5,334	$167	$3,501	$1,670
Net earnings per share:
Basic	$0.24	$0.01	$0.16	$0.08
Diluted	$0.23	$0.01	$0.15	$0.07
Weighted average number of shares used in per share computations of net earnings:
Basic	21,943	21,830	21,798	22,020
Diluted	23,185	22,868	22,882	23,490

(1)

Includes equity-based compensation expense in the amount of $98 and $75 for the three months ended September 30, 2016 and 2015, and $242 and $228 for the nine months ended September 30, 2016 and 2015, respectively.

(2)

Includes equity-based compensation expense in the amount of $668 and $546 for the three months ended September 30, 2016 and 2015, respectively; and $1,615 and $1,697 for the nine months ended September 30, 2016 and 2015, respectively.

(3)

Includes equity-based compensation expense in the amount of $230 and $161 for the three months ended September 30, 2016 and 2015, respectively; and $555 and $491 for the nine months ended September 30, 2016 and 2015, respectively.

(4)

Includes equity-based compensation expense in the amount of $465 and $479 for the three months ended September 30, 2016 and 2015, respectively; and $1,293 and $1,509 for the nine months ended September 30, 2016 and 2015, respectively.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(U.S. dollars in thousands)

	Three Months Ended September 30,
	2016	2015

Net income:	$5,334	$167
Other comprehensive income :
Available-for-sale securities:
Changes in unrealized gains/losses	(262)	397
Reclassification adjustments for gains included in net income	(15)	-
Net change	(277)	397
Cash flow hedges:
Changes in unrealized gains/losses	65	(240)
Reclassification adjustments for gains included in net income	(15)	(4)

Net change	50	(244)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	4	5

Net change	4	5

Foreign currency translation adjustments, net	(3)	(38)

Other comprehensive income	(226)	120

Comprehensive income	$5,108	$287

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2016	2015

Net income :	$3,501	$1,670
Other comprehensive income
Available-for-sale securities:
Changes in unrealized gains/losses	356	263
Reclassification adjustments for losses included in net income	17	26
Net change	373	289
Cash flow hedges:
Changes in unrealized gains/losses	123	(77)
Reclassification adjustments for losses included in net income	1	620

Net change	124	543

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	11	15

Net change	11	15

Foreign currency translation adjustments, net	59	(91)

Other comprehensive income	567	756

Comprehensive income	$4,068	$2,426

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2016	2015

Net cash provided by operating activities	$5,938	$3,954
Investing activities
Purchases of marketable securities	(46,311)	(26,340)
Proceeds from maturity of marketable securities	34,265	14,157
Proceeds from sales of marketable securities	13,072	11,492
Purchases of property and equipment	(1,505)	(1,629)
Acquisition of initially consolidated subsidiary (1)	(494)	-
Decrease in restricted deposits	97	455

Net cash (used in) investing activities	(876)	(1,865)

Financial activities
Purchase of treasury stock	(5,950)	(11,194)
Repayment of short term bank loan	(168)	-
Issuance of treasury stock upon exercise of stock options	1,196	1,138

Net cash used in financing activities	(4,922)	(10,056)

Increase (decrease) in cash and cash equivalents	140	(7,967)

Erosion- due to exchange rate differences	64	(85)

Cash and cash equivalents at the beginning of the period	13,704	20,544

Cash and cash equivalents at the end of the period	$13,908	12,492

See notes to condensed consolidated financial statements.

(1)

During the third quarter of 2016, the Company completed the acquisition of a private company in Asia which the Company had previously invested in and acquired the remaining 86% of the equity of that company, bringing its holding to 100%. The net fair value of the assets acquired and the liabilities assumed, on the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$(386)
Property and equipment	4
Distribution agreement	2,086
Deferred tax liability	(377)
Goodwill	967
2,294

The acquisition date fair value of the Company's previously held equity interest in a private company in Asia	(1,800)

$494

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three Months Ended September 30, 2015	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2015	21,995	$22		$358,596	$(121,929)	$(88,677)	$(930)	$147,082
Net income	-	-		-	-	167	-	167
Change in accumulated other comprehensive income	-	-		-	-	-	120	120
Purchase of treasury stock	(540)	*	)	-	(4,912)	-	-	(4,912)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	117	*	)	-	1,141	(238)	-	903
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	121	*	)	-	1,178	(1,178)		-
Equity-based compensation	-	-		1,261	-	-	-	1,261
Balance at September 30, 2015	21,693	$22		$359,857	$(124,522)	$(89,926)	$(810)	$144,621
Three Months Ended September 30, 2016
Balance at June 30, 2016	21,743	$22		$363,267	$(123,749)	$(96,676)	$(474)	$142,390
Net income	-	-		-	-	5,334	-	5,334
Change in accumulated other comprehensive income	-	-		-	-	-	(226)	(226)
Purchase of treasury stock	(215)	*	)	-	(2,405)	-	-	(2,405)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	119	*	)	-	1,156	(258)	-	898
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	362	*	)	9	3,522	(3,000)	-	531
Equity-based compensation	-	-		1,461	-	-	-	1,461
Balance at September 30, 2016	22,009	$22		$364,737	$(121,476)	$(94,600)	$(700)	$147,983

*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Nine Months Ended September 30, 2015	Number of Common Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2014	21,843	$22		$355,906	$(122,387)	$(85,352)	$(1,566)	$146,623
Net income	-	-		-	-	1,670	-	1,670
Change in accumulated other comprehensive income	-	-		-	-	-	756	756
Purchase of treasury stock	(1,090)	(1)		-	(11,259)	-	-	(11,260)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*	)	-	2,269	(500)	-	1,769
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	705	1		26	6,855	(5,744)		1,138
Equity-based compensation	-	-		3,925	-	-	-	3,925
Balance at September 30, 2015	21,693	$22		$359,857	$(124,522)	$(89,926)	$(810)	$144,621
Nine Months Ended September 30, 2016
Balance at December 31, 2015	21,573	$22		$361,023	$(125,697)	$(90,763)	$(1,267)	$143,318
Net income	-	-		-	-	3,501	-	3,501
Change in accumulated other comprehensive income	-	-		-	-	-	567	567
Purchase of treasury stock	(623)	(1)		-	(6,081)	-	-	(6,081)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*	)	9	2,270	(493)	-	1,786
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	826	1		-	8,032	(6,845)	-	1,188
Equity-based compensation	-	-		3,705	-	-	-	3,705
Balance at September 30, 2016	22,009	$22		$364,737	$(121,476)	$(94,600)	$(700)	$147,983

*)	Represents an amount lower than $1.

See notes to condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2015.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Work-in-process	$5,222	$6,384
Finished goods	4,655	5,069

	$9,877	$11,453

Inventory write-off amounted to $101 and $384 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE C—NET EARNINGS PER SHARE

Basic net earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings per share further includes the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	Unaudited
Net income	$5,334	$167	$3,501	$1,670
Earnings per share:
Basic	$0.24	$0.01	$0.16	$0.08
Diluted	$0.23	$0.01	$0.15	$0.07
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings per share (in thousands)	21,943	21,830	21,798	22,020
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,242	1,038	1,084	1,470
Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	23,185	22,868	22,882	23,490

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2016 and December 31, 2015:

	Amortized cost		Unrealized gains (losses), net		Fair value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short term deposits	5,707	$5,568	$-	$-	$5,707	$5,568
U.S. GSE securities	24,305	23,645	(45)	(114)	24,260	23,531
Corporate obligations	76,698	79,072	(83)	(387)	76,615	78,685

	$106,710	$108,285	$(128)	$(501)	$106,582	$107,784

The amortized cost of marketable debt securities and short-term deposits at September 30, 2016, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$25,480	$17	$(65)	$25,432
Due after one year to five years	81,230	165	(245)	81,150

	$106,710	$182	$(310)	$106,582

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2016, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to all types of marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2016 amounted to $67,430, while the unrealized losses for these marketable securities amounted to $310. Of the $310 unrealized losses outstanding as of September 30, 2016, a portion of which in the amount of $99 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $211 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2016 and 2015 were $34,265 and $14,157, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2016 and 2015 were $13,072 and $11,492, respectively. Net realized loss from the sale of available-for-sale securities for the nine months ended September 30, 2016 were $17 compared to net realized loss for the nine months ended September 30, 2015 of $26. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $947 and $1,711 at September 30, 2016 and December 31, 2015, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2016 and December 31, 2015, the Company had accrued interest and penalties relating to unrecognized tax benefits of $40 and $180, respectively. The decrease in the total amount of net unrecognized tax benefits was primarily due to a tax payment made during the third quarter of 2016 as a result of the finalization of a tax audit of one of the Company’s subsidiaries.

The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations or other corporate activities in the United States, the Company would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

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

Sales to VTech Holdings Ltd. (“VTech”) represented 26% and 32% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively. Sales to VTech represented 29% and 30% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Sales to Guo Wei Electronics Ltd. (“Guo Wei Electronics”) represented 10% and 11% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively. Sales to Guo Wei Electronics represented 8% and 11% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Sales to Samsung Electronics Co., Ltd (“Samsung”) represented 12% and 0% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 13% and 0% for the nine months ended September 30, 2016 and 2015, respectively.

Revenues derived from sales through the Company’s distributor, Ascend Technology Inc., (“Ascend Technology”), accounted for 16% and 13% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively. Revenues derived from sales through Ascend Technology accounted for 16% of the Company’s total revenues for both nine months ended September 30, 2016 and 2015, respectively.

Revenues derived from sales through the Company’s distributor, Tomen Electronics Corporation (“Tomen Electronics”), accounted for 14% and 18% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 12% and 17% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively. Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”), has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 12% and 15% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 10% and 14% of the Company’s total revenues for the nine months ended September 30, 2016 and 2015, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2016, the Company had outstanding option contracts in the amount of $5,400 and no outstanding foreign exchange forward contracts. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $93 and $5, respectively, at September 30, 2016. The Company recorded a net amount of $88 in other accounts receivable in the condensed consolidated balance sheet at September 30, 2016.

The amount recorded as an expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2016 that resulted from the above referenced hedging transactions was $1, $0 and $0, respectively.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2016 that resulted from the above referenced hedging transactions was $12, $1 and $2, respectively.

The fair value of the outstanding derivative instruments at September 30, 2016 and December 31, 2015 is summarized below:

		Fair Value of Derivative Instruments
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative Assets (Liabilities)
Foreign exchange forward and options contracts	Accrued expenses and other accounts payable	$-	$(36)
	Other accounts receivable and prepaid expenses	88	-

		$88	$(36)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2016 and 2015 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	2016	2015	2016	2015
Foreign exchange forward and option contracts	$65	$(240)	$123	$(77)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30		for the nine months ended September 30,
	Location	2016	2015	2016	2015
Foreign exchange forward and option contracts	Operating expenses	$15	$4	$(1)	$(620)

NOTE h—CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from its ordinary course of business. In addition, as is typical in the semiconductor industry, the Company has been and may from time to time be notified of claims that the Company may be infringing patents or intellectual property rights owned by third parties. The Company currently believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which could have a material adverse effect on the Company.

NOTE i—EQUITY-BASED COMPENSATION

Grants for the Three Months ended September 30, 2016 and September 30, 2015:

The weighted-average estimated fair value of restricted stock units ("RSUs") granted during the three months ended September 30, 2016 and 2015 was $9.32 and $7.61 per share, respectively, (using the weighted average pre-vest cancellation rate of 5.04% and 4.40% during the three months ended September 30, 2016 and September 30, 2015, respectively, on an annual basis).

No employee stock options or stock appreciation rights (“SAR”) were granted during the three months ended September 30, 2016 and September 30, 2015.

Employee Stock Benefit Plans

As of September 30, 2016, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2016, approximately 942,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 681,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years) (3)	Aggregate Value (*)
	in thousands			in thousands
Outstanding at June 30, 2016	3,457	$5.61
RSUs granted	3	-
Options / SARs / RSUs cancelled/forfeited/expired	(98)	7.29
Options / SARs exercised and RSUs vested	(647)	$6.34
Outstanding at September 30, 2016 (1)	2,713	$5.38	3.20	$18,341
Exercisable at September 30, 2016 (2)	1,642	$7.75	2.86	$7,327

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2016 ($12.01 per share).

(1)

Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 2,410 shares of the Company’s common stock as of September 30, 2016. SAR grants made prior to January 1, 2009 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant. SAR grants made on or after January 1, 2009 and before January 1, 2010 are convertible for a maximum number of shares of the Company’s common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,339 shares of the Company’s common stock as of September 30, 2016.

(3)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2016 with exercise prices above $12.01 per share (the closing price of the Company’s common stock on September 30, 2016) is as follows:

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price	Number of Options/ SARs / RSUs (in thousands)	Weighted Average Exercise Price

Above $12.01	70	$16.78	-	$-	70	$16.78
Less than $12.01	1,572	$7.35	1,071	$1.73	2,643	$5.07
Total	1,642	$7.75	1,071	$1.73	2,713	$5.38

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2016 and 2015 totaled $1,461 and $1,261, respectively.

As of September 30, 2016, there was $5,157 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans and the Company’s employee stock purchase plan. This amount is expected to be recognized during the period from 2016 through 2020.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the three months ended September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Components of net periodic benefit cost:
Service cost and amortization of loss	$14	$18
Interest cost	13	13
Expected return on plan assets	(2)	(3)

Net periodic benefit cost	$25	$28

The net pension liability as of September 30, 2016 amounted to $741.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016:

	Balance as of	Fair Value Measurements
	September 30, 2016	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,907	$1,907	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$376	-	$376	-
Corporate debt securities	$19,349	-	$19,349	-

Long-term marketable securities:
U.S. GSE securities	$23,884	-	$23,884	-
Corporate debt securities	$57,266	-	$57,266	-

Derivative assets	$88	-	$88	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2016 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first nine months of 2016, the Company repurchased approximately 623,000 shares of common stock at an average purchase price of $9.76 per share for an aggregate purchase price of $6,081. As of September 30, 2016, approximately 750,000 shares of common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

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

During the first nine months of 2016, the Company issued approximately 1,059,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 56% and 74% of the Company’s total revenues for the first nine months of 2016 and 2015, respectively, and 57% and 72% of the Company’s total revenues for the third quarter of 2016 and 2015, respectively, and (ii) revenues from home gateway products amounted to 8% and 10% of the Company’s total revenues for the first nine months of 2016 and 2015, respectively, and 8% and 6% of the Company’s total revenues for the third quarter of 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all sizes low-cost VOIP terminals with converged voice and data applications. Revenues from the Company’s VOIP products represented 20% and 14% of its total revenues for the first nine months of 2016 and 2015, respectively. Revenues from the Company’s VOIP products represented 20% and 18% of its total revenues for the third quarter of 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the third quarter and the first nine months of 2016 and 2015.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate the Company’s noise suppression, always-on and voice quality enhancement HDClear technology. Revenues from the Company’s mobile products represented 13% and 0% of its total revenues for the first nine months of 2016 and 2015, respectively. Revenues from the Company’s mobile products represented 12% and 0% of its total revenues for the third quarter of 2016 and 2015, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total revenues for the third quarter and the first nine months of 2016 and 2015.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$26,466	$28,882	$5,677	$5,480
Office	$7,692	$6,254	$(266)	$(1,646)
Mobile	$4,610	$83	$(794)	$(1,703)
Total	$38,768	$35,219	$4,617	$2,131

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$69,332	$95,288	$11,998	$19,768
Office	$20,162	$15,130	$(2,765)	$(3,361)
Mobile	$13,097	$83	$(3,019)	$(8,690)
Total	$102,591	$110,501	$6,214	$7,717

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months periods ended September 30, 2016:

	Three months	Nine months
Income from operations	$4,617	$6,214
Unallocated corporate, general and administrative expenses, net	9	(941)
Equity-based compensation expenses	(1,461)	(3,705)
Intangible assets amortization expenses	(390)	(1,032)
Other income	2,549	2,549
Financial income, net	344	910
Total consolidated income before taxes	$5,668	$3,995

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2015:

	Three months	Nine months
Income from operations	$2,131	$7,717
Unallocated corporate, general and administrative expenses	(486)	(1,627)
Equity-based compensation expenses	(1,261)	(3,925)
Intangible assets amortization expenses	(321)	(963)
Financial income, net	245	871
Total consolidated income before taxes	$308	$2,073

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$150	$38	$(344)	$(318)	$(474)
Other comprehensive income (loss) before reclassifications	(262)	65	-	(3)	(200)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(15)	(15)	4	-	(26)

Net current period other comprehensive income (loss)	(277)	50	4	(3)	(226)

Ending balance	$(127)	$88	$(340)	$(321)	$(700)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Gains on available-for-sale marketable securities	$(15)	Financial income, net
	-	Provision for income taxes
	(15)	Total, net of income taxes
Gains on cash flow hedges
	(12)	Research and development
	(1)	Sales and marketing
	(2)	General and administrative
	(15)	Total, before income taxes
	-	Provision for income taxes

	(15)	Total, net of income taxes

Losses on components of defined benefit plans	2	Research and development
	2	Sales and marketing

	4	Total, before income taxes

	-	Provision for income taxes

	4	Total, net of income taxes

Total reclassifications for the period	$(26)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2016:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(500)	$(36)	$(351)	$(380)	$(1,267)
Other comprehensive income (loss) before reclassifications	356	123	-	59	538
Losses reclassified from accumulated other comprehensive income (loss)	17	1	11	-	29
Net current period other comprehensive income	373	124	11	59	567

Ending balance	$(127)	$88	$(340)	(321)	$(700)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income

Losses on available-for-sale marketable securities	$17	Financial income, net
	-	Provision for income taxes
	17	Total, net of income taxes

Losses on cash flow hedges
	1	Research and development
	-	Sales and marketing
	-	General and administrative
	1	Total, before income taxes
	-	Provision for income taxes
	1	Total, net of income taxes

Losses on components of defined benefit plans	6	Research and development
	5	Sales and marketing
	11	Total, before income taxes
	-	Provision for income taxes
	11	Total, net of income taxes

Total reclassifications for the period	$29	Total, net of income taxes

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

The Company recorded grants in the amount of $547 and $277 for the three month periods ended September 30, 2016 and 2015, respectively.

The Company recorded grants in the amount of $2,191 and $1,891 for the nine month periods ended September 30, 2016 and 2015, respectively.

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

NOTE P—OTHER INCOME

During the third quarter of 2016, the Company recorded other income in the amount of $2,549 related to the reversal of certain provisions due to the elapse of the applicable statute of limitations.

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

●

Our belief that the inventory correction cycle in the cordless market is gradually recovering since the second quarter of 2016 and the projected rate of decline in our revenues for this mature market will go back to the secular decline levels of 10% to 15% on an annual basis;

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

●	Our intention to leverage our strong technology base and customer relationships to maximize growth and revenue opportunities for our new products;

●	Our anticipation that the discontinuation of one of the flagship mobile phones by Samsung in late third quarter 2016 will have a negative impact on our mobile revenues for the fourth quarter of 2016;

●	Our anticipation that annual revenues generated from our new products to increase significantly in 2016 as compared to 2015; and

●	Our belief that our available cash and cash equivalents at September 30, 2016 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VOIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VOIP phones to home gateways and connected multimedia screens. A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 56% of our total revenues for the first nine months of 2016, down from 74% for the first nine months of 2015 as revenues generated from our new products increased significantly during this time period.

Our revenues were $102.6 million for the first nine months of 2016, a decrease of 7% in comparison to the same period of 2015, mainly due to a decrease in sales of our cordless telephony and home gateway products, offset to some extent by an increase in sales of our VOIP and HDClear (Mobile) products. Revenues from our new products accounted for 44% of our total revenues for the first nine months of 2016, up 56% year over year.

Sales of our HDClear products were $13.1 million for the first nine months of 2016, representing 13% of our total revenues for the first nine months of 2016. Sales of our HDClear products were $0.1 million for the first nine months of 2015.

Sales of our VOIP products increased from $15.1 million for the first nine months of 2015 to $20.2 million for the first nine months of 2016, representing 20% of our total revenues for the first nine months of 2016, as compared to 14% of our total revenues for the first nine months of 2015.

Sales of our home gateway products decreased from $11.2 million for the first nine months of 2015 to $8.4 million for the first nine months of 2016, representing 8% of our total revenues for the first nine months of 2016, as compared to 10% of our total revenues for the first nine months of 2015.

Sales of our cordless telephony products decreased from $81.6 million for the first nine months of 2015 to $57.4 million for the first nine months of 2016, representing 56% of our total revenues for the first nine months of 2016, as compared to 74% of our total revenues for the first nine months of 2015. We believe that the decline was primarily attributable to an inventory correction cycle that started in early fourth quarter of 2015 but the market is gradually recovering from since the second quarter of 2016. We believe the projected rate of decline in our revenues for this mature market will go back to the secular market decline levels of 10% to 15% on an annual basis.

As the percentage of our overall revenues derived from new products increases, our gross margin increased to 43.8% of revenues for the first nine months of 2016 from 41.0% for the first nine months of 2015, primarily due to a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margin, offset to some extent by a decrease in total revenues and an increase in royalties primarily in the mobile segment in the first nine months of 2016 as compared to the first nine months of 2015.

Our operating income was $3.1 million for the first nine months of 2016, as compared to an operating income of $1.2 million for the first nine months of 2015. The increase in operating income was mainly as a result of (i) $2.5 million of other income, related to the reversal of certain provisions due to the elapse of the applicable statute of limitations, (ii) higher gross margin during the first nine months of 2016, as compared to the first nine months of 2015, and (iii) lower general and administrative expenses, mainly as a result of the reimbursement of legal expenses, in the amount of $0.4 million, as a result of the finalization of an arbitration proceeding. The overall increase was partially offset by (x) a decrease in total revenues for the comparable periods, and (y) an increase in sales and marketing expenses during the first nine months of 2016, as compared to the first nine months of 2015, due to increased sales commissions, mainly attributable to our mobile segment. Our operating expenses decreased to $41.9 million for the first nine months of 2016, as compared to $44.1 million for the first nine months of 2015.

Notwithstanding our success in increasing our gross margin as the percentage of our overall revenues derived from new products increases, we expect that our financial condition will continue to be challenged by the expected decline of the cordless telephony market. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to continue to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are materializing. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Moreover, 2015 marked the achievement of a significant milestone for the company with initial mass production shipments of HDClear products to Samsung Electronics Co. Ltd (“Samsung”). In the first nine months of 2016, one of our HDClear products was integrated in one of Samsung’s flagship mobile phones. Aggregate revenues derived from our new products were 44% and 26% of our total revenues for the first nine months of 2016 and 2015, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase significantly in 2016 as compared to 2015.

However, despite our success thus far, we can provide no assurances about our continued success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for mobile devices, home control & automation and enterprise VOIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. In addition, our continued success and growth in the new markets in which we have recently gained market share is highly dependent on our ability to be designed into future flagship products of top-tier OEMs in a very competitive marketplace. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of September 30, 2016, our principal source of liquidity consisted of cash and cash equivalents of $13.9 million and marketable securities and short term deposits of $106.6 million, totaling $120.5 million.

RESULTS OF OPERATIONS

Total Revenues. Our total revenues were $38.8 million for the third quarter of 2016, as compared to $35.2 million for the same period in 2015, representing and increase of 10%. Our total revenues were $102.6 million for the first nine months of 2016, as compared to $110.5 million for the same period in 2015. The increase in revenues for the third quarter of 2016 compared to the comparable period is mainly attributed to the increase in revenues of our VoIP and HDClear products offset to some extent by the decrease in revenues of our cordless telephony products. The decrease in revenues for the first nine months of 2016 compared to the comparable periods of 2015 was primarily as a result of a decrease in sales of our cordless telephony and home gateway products, offset to some extent by an increase in sales of our VOIP and HDClear products.

Sales of our cordless telephony products decreased from $25.5 million for the third quarter of 2015 to $22.2 million for the third quarter of 2016, representing 57% of our total revenues for the third quarter of 2016, as compared to 72% of our total revenues for the third quarter of 2015 and represented a decrease of 13% in absolute dollars for the comparable periods. The above mentioned decrease was mainly attributable to decreased demand from our customers in all markets, primarily because of an inventory correction cycle that has gradually improved since the second quarter of 2016. Sales of our cordless telephony products decreased from $81.6 million for the first nine months of 2015 to $57.4 million for the first nine months of 2016, representing 56% of our total revenues for the first nine months of 2016, as compared to 74% of our total revenues for the first nine months of 2015 and represented a decrease of 30% in absolute dollars for the comparable periods. The same factor as noted above attributed to the decrease for the nine-month period comparison.

Sales of our home gateway products increased from $2.3 million for the third quarter of 2015 to $3.1 million for the third quarter of 2016, representing 8% of our total revenues for the third quarter of 2016, as compared to 6% of our total revenues for the third quarter of 2015, and represented an increase of 36% in absolute dollars for the comparable periods. Sales of our home gateway products decreased from $11.2 million for the first nine months of 2015 to $8.4 million for the first nine months of 2016, representing 8% of our total revenues for the first nine months of 2016, as compared to 10% of our total revenues for the first nine months of 2015, and represented a decrease of 25% in absolute dollars for the comparable periods. The above mentioned decrease in sales of our home gateway products for the first nine months of 2016, as compared to the first nine months of 2015, was mainly attributable to lower demands from our customers.

Sales of our VOIP products increased from $6.3 million for the third quarter of 2015 to $7.7 million for the third quarter of 2016, representing 20% of our total revenues for the third quarter of 2016, as compared to 18% of our total revenues for the third quarter of 2015, and represented an increase of 23% in absolute dollars for the comparable periods. Sales of VOIP products increased from $15.1 million for the first nine months of 2015 to $20.2 million for the first nine months of 2016, representing 20% of our total revenues for the first nine months of 2016, as compared to 14% of our total revenues for the first nine months of 2015, and represented an increase of 33% in absolute dollars for the comparable periods. The increase was mainly attributable to our increased market share within this domain.

Sales of our HDClear products were $4.6 and $13.1 million for the third quarter and first nine months of 2016, respectively, representing 12% of our total revenues for the third quarter and 13% of our total revenues for the first nine months of 2016. Sales of our HDClear products were $0.1 million for the third quarter and first nine months of 2015. The increase was mainly attributable to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2016	2015	2016	2015
United States	$1,298	$1,019	$3,402	$2,326
Japan	5,683	7,062	13,136	20,512
Europe	2,488	1,356	6,648	6,465
Hong-Kong	15,525	18,247	41,957	56,327
China	2,877	2,299	7,242	7,405
Taiwan	4,898	3,771	13,066	13,468
Korea	4,838	473	14,358	864
Other	1,161	992	2,782	3,134
Total revenues	$38,768	$35,219	$102,591	$110,501

Sales to our customers in Hong Kong decreased for the third quarter and first nine months of 2016, as compared to the comparable periods of 2015, representing a 15% and 26% decrease in absolute dollars, respectively. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from (i) a decrease in sales to VTech Holdings Ltd. (“VTech”), representing a 10% and 15% decrease in absolute dollars for the third quarter and first nine months of 2016, as compared to the comparable periods of 2015, (ii) a decrease in sales to CCT Telecom Ltd, representing a 51% and 54% decrease in absolute dollars for the third quarter and first nine months of 2016, respectively, as compared to the comparable periods of 2015, and (iii) a decrease in sales to Shenzhen Guo Wei Electronics Ltd. (“Guo Wei Electronics”), representing a 2% and 31% decrease in absolute dollars for the third quarter and first nine months of 2016, as compared to the comparable periods of 2015.

Sales to our customers in Japan decreased for the third quarter and first nine months of 2016 as compared to the same periods of 2015, representing a decrease of 20% and 36% in absolute dollars, respectively. The decrease in our sales to Japan for the comparable periods resulted mainly from (i) a decrease in sales to the Japanese domestic market, representing a 49% and 36% decrease in absolute dollars for the third quarter and first nine months of 2016, respectively, as compared to the comparable periods of 2015, and (ii) a decrease in sales, through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a 9% and 34% decrease in absolute dollars for the third quarter and first nine months of 2016, respectively, as compared to the comparable periods of 2015.

Sales to our customers in Taiwan increased for the third quarter of 2016, as compared to the same period of 2015, representing an increase of 30% in absolute dollars, respectively. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”). Sales to our customers in Taiwan decreased for the first nine months of 2016, as compared to the same period of 2015, representing a decrease of 3% in absolute dollars. The decrease in our sales to Taiwan for the comparable nine month periods resulted mainly from a decrease in sales through Ascend Technology.

We generated meaningful revenues from Samsung in Korea during the third quarter and first nine months of 2016 mainly due to the integration of our HDClear product in one of Samsung’s flagship mobile phones. The discontinuation of one of the flagship mobile phones by Samsung in late third quarter 2016 will have a negative impact on our mobile revenues for the fourth quarter of 2016.

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

VTech is a significant OEM customer based in Hong Kong. Sales to VTech represented 26% and 32% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Sales to VTech represented 29% and 31% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Sales to Guo Wei Electronics represented 10% and 11% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Sales to Guo Wei Electronics represented 8% and 11% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Sales to Samsung represented 12% and 0% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Sales to Samsung represented 13% and 0% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Revenues derived from sales through our distributor, Tomen Electronics, accounted for 14% of our total revenues for the three months ended September 30, 2016, as compared to 18% for the comparable period of 2015. Revenues derived from sales through Tomen Electronics accounted for 12% of our total revenues for the nine months ended September 30, 2016, as compared to 17% for the comparable period of 2015.

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 12% and 15% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Sales to Panasonic through Tomen Electronics generated 10% and 13% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Revenues derived from sales through our distributor, Ascend Technology, accounted for 16% and 13% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Revenues derived from sales through Ascend Technology accounted for 16% of our total revenues for both nine month periods ended September 30, 2016 and 2015, respectively. Ascend Technology sells our products to a limited number of customers, however none of those customers accounted for more than 10% of our total revenues for the three and nine month periods ended September 30, 2016 and 2015.

Significant Products. Revenues from our digital cordless telephony products represented 57% and 72% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Revenues from our digital cordless telephony products represented 56% and 74% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2016. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 8% and 6% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Revenues from our home gateway products represented 8% and 10% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Revenues from our VOIP products represented 20% and 18% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Revenues from our VOIP products represented 20% and 14% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Revenues from our HDClear products represented 12% and 0% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Revenues from our HDClear products represented 13% and 0% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Gross Profit. Gross profit as a percentage of revenues was 44.8% for the third quarter of 2016 and 41.4% for the third quarter of 2015. Gross profit as a percentage of revenues was 43.8% for the first nine months of 2016 and 41.0% for the first nine months of 2015. The increase in gross profit in the third quarter of 2016 as compared to 2015 was mainly due to the mix of products and customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margin and an increase in total revenues for the third quarter of 2016 as compared to 2015. The increase in gross profit was partially offset by an increase in royalties in the third quarter of 2016 compared to 2015, mainly in our mobile segment. The increase in our gross profit for the first nine months of 2016 as compared to 2015, was primarily due to a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, offset to some extent by a decrease in total revenues and an increase in royalties in the first nine months of 2016 as compared to 2015, mainly in our mobile segment. As gross profit reflects the sale of chips and chipsets that have different margins, changes in the mix of products sold have impacted and will continue to impact our gross profit in future periods. Our gross profit may decrease in the future due to a variety of factors, including the continued decline in the average selling prices of our products, changes in the mix of products sold, our failure to achieve cost reductions, roll-out of new products in any given period, our success in introducing new engineering processes to reduce manufacturing costs, increases in the cost of raw materials such as gold, oil and silicon wafers, and increases in production, assembly and testing costs. Moreover, our suppliers may pass the increase in the cost of raw materials and commodities onto us, which would further reduce the gross margins of our products. There are no guarantees that our ongoing efforts in cost reduction and yield improvements will keep pace with the anticipated continuing decline in average selling prices of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and Development Expenses, net. Our research and development expenses, net, decreased to $8.5 million for the third quarter of 2016 from $8.7 million for the third quarter of 2015. This was mainly due to a decrease in IP expenses and an increase in funding recognized from the Israeli Office of the Chief Scientist (“OCS”), offset to some extent by an increase in payroll, depreciation, equity-based compensation expenses and other payroll-related expenses associated with R&D employees.

Research and development expenses, net, decreased to $26.4 million for the first nine months of 2016 from $26.7 million for the first nine months of 2015. This was mainly due to a decrease in IP expenses in the first nine months of 2016 as compared to 2015 and an increase in funding recognized from the OCS, partially offset by an increase in payroll expenses, labor contractors, depreciation expenses and other payroll-related expenses associated with R&D employees. Our research and development expenses, net, as a percentage of our total revenues were 22% and 25% for the three months ended September 30, 2016 and 2015, respectively, and 26% and 24% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in research and development expenses, net, as a percentage of our total revenues for the three months ended September 30, 2016 and 2015 was mainly due to a decrease in research and development expenses and an increase in revenues during the third quarter of 2016, as compared to the same period in 2015. The increase in research and development expenses, net, as a percentage of our total revenues for the nine months period ended September 30, 2016, as compared to the nine months period ended September 30, 2015, was mainly due to a decrease in our total revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses increased to $3.6 million for the third quarter of 2016 from $3.1 million for the third quarter of 2015. Sales and marketing expenses increased to $10.3 million for the first nine months of 2016 from $9.1 million for the first nine months of 2015. The increase in sales and marketing expenses for the third quarter and the first nine months of 2016, compared to the comparable periods of 2015, was mainly due to an increase in payroll expenses and sales commissions on sales of HDClear products in the third quarter of 2016 and the first nine months of 2016, compared to the third quarter and the first nine months of 2015.

Our sales and marketing expenses, net, as a percentage of our total revenues were 9% and 8% for the three months ended September 30, 2016 and 2015, respectively, and 10% and 8% for the nine months ended September 30, 2016 and 2015, respectively. The increase in sales and marketing expenses, net, as a percentage of our total revenues for the three month periods ended September 30, 2016 and 2015 was mainly due to an increase in sales and marketing expenses, offset to some extent by an increase in our total revenues for the comparable periods. The increase in sales and marketing expenses, net, as a percentage of our total revenues for the nine months periods ended September 30, 2016 and 2015, was mainly due to a decrease in our total revenues and an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $2.1 million and $2.4 million for the third quarter of 2016 and 2015, respectively. Our general and administrative expenses decreased to $6.6 million for the first nine months of 2016 from $7.4 million for the first nine months of 2015. The decrease in general and administrative expenses for the third quarter of 2016, as compared to the comparable period of 2015, was mainly due to a decrease in legal expenses and the reimbursement of legal expenses in the amount of $0.4 million in the third quarter of 2016 as a result of the finalization of an arbitration proceeding, offset to some extent by an increase in payroll expenses for the third quarter of 2016, as compared to the comparable period of 2015.

The decrease in general and administrative expenses for the first nine months of 2016, as compared to the comparable period of 2015, was mainly due to (i) decrease in legal expenses and the reimbursement of legal expenses in the amount of $0.4 million that was received as a result of the finalization of an arbitration proceeding, (ii) a decrease in accounting fees and investor relations expenses, and (iii) a decrease in equity-based compensation expenses. The above mentioned decreases were offset to some extent by an increase in payroll expenses for the first nine months of 2016, as compared to the comparable period of 2015.

General and administrative expenses as a percentage of our total revenues were 5% and 7% for the three month periods ended September 30, 2016 and 2015, respectively. General and administrative expenses as a percentage of our total revenues were 6% and 7% for the nine month periods ended September 30, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of our total revenues for the three month period ended September 30, 2016 as compared to 2015 was mainly due to a decrease in general and administrative expenses for the comparable periods and an increase in our total revenues for the comparable periods. The decrease in general and administrative expenses as a percentage of our total revenues for the nine month period ended September 30, 2016 as compared to 2015 was mainly due to a decrease in general and administrative expenses for the comparable periods, offset to some extent by a decrease in our total revenues for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues and amounted to 56% and 74% of our total revenues for the first nine months of 2016 and 2015, respectively, and 57% and 72% of our total revenues for the third quarter of 2016 and 2015, respectively, and (ii) revenues from home gateway products amounted to 8% and 10% of our total revenues for the first nine months of 2016 and 2015, respectively, and 8% and 6% of our total revenues for the third quarter of 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VOIP) office products, including office solutions that offer businesses of all sizes low-cost VOIP terminals with converged voice and data applications. Revenues from our VOIP products represented 20% and 14% of our total revenues for the first nine months of 2016 and 2015, respectively. Revenues from our VOIP products represented 20% and 18% of our total revenues for the third quarter of 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of our total revenues for the third quarter and the first nine months of 2016 and 2015.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression, always-on and voice quality enhancement HDClear technology. Revenues from our mobile products represented 13% and 0% of our total revenues for the first nine months of 2016 and 2015, respectively. Revenues from our mobile products represented 12% and 0% of our total revenues for the third quarter of 2016 and 2015, respectively. No revenues derived from other products in the mobile segment exceeded 10% of our total revenues for the third quarter and the first nine months of 2016 and 2015.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$26,466	$28,882	$5,677	$5,480
Office	$7,692	$6,254	$(266)	$(1,646)
Mobile	$4,610	$83	$(794)	$(1,703)
Total	$38,768	$35,219	$4,617	$2,131

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2016	2015	2016	2015
Home	$69,332	$95,288	$11,998	$19,768
Office	$20,162	$15,130	$(2,765)	$(3,361)
Mobile	$13,097	$83	$(3,019)	$(8,690)
Total	$102,591	$110,501	$6,214	$7,717

Sales to our customers in the home segment decreased for the third quarter of 2016 as compared to the comparable period of 2015, representing a decrease of 8% in absolute dollars. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones over the comparable periods, offset to some extent by increased demands for home gateway products over the comparable periods.

Sales to our customers in the home segment decreased for the first nine months of 2016 as compared to the comparable period of 2015, representing a decrease of 27% in absolute dollars. The decrease in sales in the home segment for the comparable periods was mainly attributable to (i) decreased demands for cordless phones over the comparable periods, partially as a result of an inventory correction cycle that started in early fourth quarter of 2015, and (ii) decreased demands for home gateway products over the comparable periods mainly due to unusually higher demand from our customers during the first half of 2015.

Sales to our customers in the office segment increased for the third quarter and the first nine months of 2016 as compared to the comparable periods of 2015, representing an increase of 23% and 33% in absolute dollars, respectively. The increase in sales in the office segment for the comparable periods was mainly due to an increase in demand due to our increased market share in this domain.

The increase in sales to our customers in the mobile segment for the third quarter and first nine months of 2016 as compared to the third quarter and first nine months of 2015 was mainly due to the integration of our HDClear product in one of Samsung’s flagship mobile phones. The discontinuation of one of the flagship mobile phones by Samsung in late third quarter 2016 will have a negative impact on our mobile revenues for the fourth quarter of 2016.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of Intangible Assets. During the third quarter and the first nine months of 2016, we recorded an expense of $0.4 and $1 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions. During the third quarter and the first nine months of 2015, we recorded an expense of $0.3 and $1 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions.

Other Income, during the third quarter of 2016, we recorded other income in the amount of $2.5 million related to the reversal of certain provisions due to the elapse of the applicable statute of limitations.

Financial Income, net. Financial income, net, amounted to $0.3 million and $0.2 million for the three month periods ended September 30, 2016 and 2015, respectively. Financial income, net, amounted to $0.9 million for both nine month periods ended September 30, 2016 and 2015.

Provision for Income Taxes. Our income tax expenses were $0.3 million and $0.5 million for the third quarter and the first nine months of 2016, as compared to $0.1 million and $0.4 million of income tax expenses for the third quarter and the first nine months of 2015.

The income tax expenses for the third quarter and first nine months of 2016 were mainly attributed to current tax expenses of $0.4 million and $0.7 million, respectively, offset to some extent by income in the amount of $0.1 million and $0.3 million for the third quarter and first nine months of 2016, respectively, resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions.

The income tax expenses for the third quarter and the first nine months of 2015 were mainly attributed to current tax expenses of $0.2 million and $0.7 million, respectively, offset to some extent by income in the amount of $0.1 million and $0.3 million for the third quarter and first nine months of 2015, respectively, resulting from the amortization of deferred tax liability related to intangible assets acquired in connection with a prior acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. During the first nine months of 2016, we generated $5.9 million of cash and cash equivalents from our operating activities, as compared to $4.0 million of cash generated from operating activities for the first nine months of 2015. The increase in cash from our operating activities during the first nine months of 2016 as compared to the first nine months of 2015, was mainly due to (i) a decrease of $2.4 million in accounts payable for the first nine months of 2016 as compared to a decrease of $4.4 million in the first nine months of 2015, and (ii) an increase in accrued compensation and benefits of $2.5 million in the first nine months of 2016, as compared to a decrease of $0.2 million in the first nine months of 2015. The above mentioned increases in cash from our operating activities were offset to some extent by (x) a decrease of $1.6 million in inventories for the first nine months of 2016 as compared to a decrease of $3.5 million in the first nine months of 2015, and (y) an increase of $3.5 million in trade receivables for the first nine months of 2016 as compared to an increase of $2.5 million in the first nine months of 2015.

Investing Activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2016, we purchased $46.3 million of marketable securities, as compared to $26.3 million of marketable securities during the first nine months of 2015. During the first nine months of 2016, $34.3 million of marketable securities matured and were called by the issuers, as compared to $14.2 million during the first nine months of 2015. During the first nine months of 2016 and 2015, $13.1 million and $11.5 million, respectively, of marketable securities were sold. As of September 30, 2016, the amortized cost of our marketable securities and short term deposits was $106.7 million and their stated market value was $106.6 million, representing $0.1 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.5 and $1.6 million, for the first nine months of 2016 and 2015, respectively.

During the third quarter of 2016, we completed the acquisition of a private company in Asia which we had previously invested in and acquired the remaining 86% of the equity of that company, bringing our holding to 100%. As part of the acquisition, we paid $0.5 million to the company’s shareholders.

Financing Activities. During the first nine months of 2016, we paid an aggregate purchase price of $6.0 million to repurchase approximately 613,000 shares of common stock at an average purchase price of $9.70 per share. During the first nine months of 2015, we repurchased approximately 1,083,000 shares of common stock at an average purchase price of $10.34 per share for an aggregate purchase price of $11.2 million.

In addition, during the first nine months of 2016, we received $1.2 million upon the exercise of employee stock options, as compared to $1.1 million for the first nine months of 2015. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million dollar buyback program, inclusive of the shares remaining from previously authorized share repurchase plans.

At September 30, 2016, approximately 750,000 shares of our common stock were available for repurchase under our board authorized share repurchase programs.

As of September 30, 2016, we had cash and cash equivalents totaling approximately $13.9 million and marketable securities and time deposits of approximately $106.6 million. Out of total cash, cash equivalents and marketable securities of $120.5 million, $108.9 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at September 30, 2016 was approximately $51.4 million, compared to $43.5 as of September 30, 2015. The increase in working capital was mainly due to (i) cash and cash equivalents generated between September 30, 2015 and September 30, 2016 from our operating activities, (ii) cash received upon the exercise of employees stock options in the amount of $1.3 million between September 30, 2015 and September 30, 2016, and (iii) the replacement of long term marketable securities and deposits with short term marketable securities and deposits. The above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $8.0 million between September 30, 2015 and September 30, 2016. We believe that our current cash, cash equivalents, cash deposits and marketable securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2016, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815, “Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note G to the attached Notes to the Condensed Consolidated Financial Statement for the period ended September 30, 2016. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and market acceptance of our VOIP products, which are intensively competitive markets with dominant and established players;” (4) changes to the Risk Factor below entitled “We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;” (5) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (6) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates;” and (7) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 56% and 74% of our total revenues for the first nine months of 2016 and 2015, respectively. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

As an example, revenues from cordless telephony products decreased by 30% from the first nine months of 2015 to the first nine months of 2016. We currently believe that this reduction is mostly attributable to inventory correction cycles of our customers and their customers and that there are gradual improvements since the second quarter of 2016. However, we can provide no assurance that our revenue decline rates will revert back to the secular market decline levels of 10% to 15% for the reminder of 2016.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic (through Tomen), Guo Wei Electronics and Samsung accounted for approximately 59% and 56% of our total revenues for the first nine months of 2016 and 2015, respectively. Sales to VTech represented 29% and 31% of our total revenues for the first nine months of 2016 and 2015, respectively. Sales to Panasonic represented 10% and 13% of our total revenues for the first nine months of 2016 and 2015, respectively. Sales to Shenzhen Guo Wei Electronics Ltd represented 8% and 11% of our total revenues for the first nine months of 2016 and 2015, respectively; Sales to Samsung represented 13% and 0% of our total revenues for the first nine months of 2016 and 2015. Typically, our sales are made on a purchase order basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in the cordless digital market. This industry is highly cyclical and has been subject to significant economic downturns at various times, particularly in recent periods. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and on market acceptance of our VOIP products, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VOIP product families. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate meaningful revenues from our HDClear product family and gain significant market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VOIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Moreover, all of our current revenues from HDClear products are generated from a sole customer and any changes to the product line up or production schedule of such sole customer could negatively impact our financial results. In addition, our continued success and growth in the new markets in which we have recently gained market share is highly dependent on our ability to be designed into future flagship products of top-tier OEMs in a very competitive marketplace.

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

In addition to direct sales, we use a network of distributors to sell our products. Particularly, revenues derived from sales through our Japanese distributor, Tomen Electronics, accounted for 12% and 17% of our total revenues for the first nine months of 2016 and 2015, respectively. Revenues derived from sales through another distributor, Ascend Technology, accounted for 16% of our total revenues for both nine month periods of 2016 and 2015, respectively. Our future performance will depend, in part, on those distributors to continue to successfully market and sell our products. Furthermore, Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales through Tomen Electronics. Sales to Panasonic through Tomen Electronics generated 10% and 13% of our total revenues for the first nine months of 2016 and 2015, respectively. The loss of Tomen Electronics and/or Ascend Technology as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations. Additionally, the loss of Panasonic and Tomen Electronics’ inability to thereafter effectively market our products would also materially harm our sales.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. In addition, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 98% of our total revenues for the first nine months of 2016 and 2015, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because of changing customer requirements and emerging industry standards, we may not be able to achieve broad market acceptance of our products. Our success is dependent, in part, on our ability to: successfully develop, introduce and market new and enhanced products at competitive prices and in a timely manner in order to meet changing customer needs; convince leading OEMs to select our new and enhanced products for design into their own new products; respond effectively to new technological changes or new product announcements by others; effectively use and offer leading technologies; and maintain close working relationships with our key customers.

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

Notwithstanding improvements in business conditions since the global downturn in 2008 and 2009, recovery is slow and general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections.Moreover, we operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations.If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

Furthermore, there are other significant risks associated with relying on these third-party foundries, including: risks due to the fact that we have reduced control over production cost, delivery schedules and product quality; less recourse if problems occur as the warranties on wafers or products supplied to us are limited; and increased exposure to potential misappropriation of our intellectual property.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2016, 206 of our 333 employees were located in Israel, including 139 out of 206 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock: issuance of equity securities that would dilute our current stockholders’ percentages of ownership; large one-time write-offs; the incurrence of debt and contingent liabilities; difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies; diversion of management’s attention from other business concerns; contractual disputes; risks of entering geographic and business markets in which we have no or only limited prior experience; and potential loss of key employees of acquired organizations.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% and 98% of our total revenues for the first nine months of 2016 and 2015, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar due to the devaluation of the U.S. dollar, could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2016, we repurchased 215,040 shares of common stock at an average purchase price of $11.18 per share for approximately $2.4 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (July 1, 2016 to July 31, 2016)	48,700	9.95	48,700	448,434
Month #2 (August 1, 2016 to August 31, 2016)	44,555	11.04	44,555	870,445
Month #3 (September 1, 2016 to September 30, 2016)	121,785	11.73	121,785	748,660	(1)

(1)	The number represents the number of shares of our common stock that remained available for repurchase as of September 30, 2016 pursuant to our board’s authorizations.

Our board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million dollar buyback program, inclusive of the shares remaining from previously authorized share repurchase plans.

At September 30, 2016, 748,660 shares of our common stock are available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC.
(Registrant)

Date: November 9, 2016	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)