Form 10-K
period 2016-12-31
DSP GROUP INC /DE/
filed 2017-03-16
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2016 as reported on the NASDAQ Global Select Market, was approximately $150,687,480. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2017, the Registrant had outstanding 22,067,410 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2016 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

Page No .

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●	Our belief that sales of our DECT products will continue to represent a substantial percentage of our revenues for 2017;

●	Our belief that our past research and development investments in new technologies are paying off;

●

Our belief that as a result of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, which will reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for 2017 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue;

●	Our anticipation that our HDClear solution for non-smartphone devices will ship in the second half of 2017;

●	Our anticipation that our additional VoIP design wins with existing tier one customers for higher end products will go into production in the 2017 and 2018 timeframe;

●

Our expectation that revenues from new products, primarily VoIP, home gateway and home automation products, will continue to increase in 2017 and expect such revenues to represent a higher percentage of 2017 total sales;

●

Our anticipation that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products which generally have higher gross margins;

●

Our anticipation that with the strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, our annual revenues generated from our new products will increase in 2017 as compared to 2016; and

●	Our belief that our available cash and cash equivalents at December 31, 2016 should be sufficient to finance our operations for the foreseeable future.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as “DSP Group,” “we,” “us” “our” or “company.”

PART I

Item 1.	BUSINESS.

Introduction

DSP Group®, Inc. (NASDAQ: DSPG) is a leading global provider of wireless and audio chipset solutions for converged communications. Delivering semiconductor system solutions with software and hardware reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market. At the forefront of semiconductor innovation and operational excellence for over three decades, DSP Group provides a broad portfolio of wireless chipsets integrating DECT/CAT-iq, ULE, Wi-Fi, PSTN, HDClear™, video and VoIP technologies. DSP Group is a leader in high performance low-power integrated circuits (ICs) for audio and voice signal processing applications. We enable converged voice, audio, video and data connectivity across diverse mobile, consumer and enterprise products – from mobile and wearable devices, connected multimedia screens and home automation & security to cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with leading CE manufacturers and service providers to reshape the future of converged communications at home, office and on the go.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

Industry Environment and Our Business

Our focus on the design of highly-integrated, mixed-signal devices that combine signal processing, complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by emerging trends in the industry. Our IC products are customizable, achieve high functionality and performance at reduced power consumption, especially for Internet of Things (IoT) and home automation devices, mobile and wearable products, cordless and IP telephony that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our systems architecture provides an open design environment for ODMs to design and market their own customizable and unique end products with maximum differentiation.

Our expertise and investment in software development, including Board Support Package (BSP) and drivers layer, telephony, communication stack and application layers in Real-time Operating System (RTOS) and Full Featured Operating System (FFOS) frameworks, enable our customers’ fast time to market with cost- and performance-optimized solutions.

With our in-house innovations and acquired intellectual property, we are now able to bring additional value to our existing market verticals and address new growth market verticals, including markets for IoT, VoIP office phones, mobile and wearable devices and headsets.

In recognition of the trend towards wireless residential and business connectivity, we developed and are offering leading wireless voice and data transmission solutions for various connectivity applications, including mobile handsets. Since 1999, we have developed and acquired various technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), Gallium Arsenide (GaAs) technology, and Silicon Germanium (SiGe) RF chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0 (1.8GHz), Korean DECT (1.7GHz), Bluetooth (2.4GHz), Wi-Fi (802.11, 2.4GHz/5GHz), BiCMOS (Bipolar CMOS) and deep sub-micron CMOS technologies.

Moreover, we expanded our DECT solutions beyond cordless telephony to address the IoT market via an ultra low energy flavor of DECT called DECT ULE or ULE. ULE offers numerous technological benefits due to its licensed and interference-free, frequency bands, longer range, RF robustness, propagation through multiple walls, voice and visual support, while using very low power consumption.

During the past few years, we expanded into chips and phones for office and business applications, and have quickly become a market leader in this growing segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solution for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice calls via a broadband Internet connection rather than an analog phone line. Through successful penetration with tier one customers we achieved over 20% growth in 2016 in this segment.

Furthermore, with mobile and IoT devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our HDClear solution, a comprehensive noise suppression and voice quality enhancement product for mobile and IoT devices. We see a clear emerging market trend of mobile and IoT devices using a voice user interface. HDClear leverages this trend by incorporating proprietary noise cancellation, acoustic echo cancellation, beam forming, voice command and voice activation algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and speech recognition. Our HDClear solution is both high performance and ultra-low power. This HDClear product family was developed through the acquisition of BoneTone Communications Ltd. (“BoneTone”) and the addition of their innovative intelligent noise cancellation algorithms to our low power SoC. In 2015, we secured our first design win for HDClear with a tier one mobile customer and started mass production shipments during the fourth quarter of 2015. In 2016, we shipped our HDClear chip in mass production to a tier one mobile customer for one of its flagship mobile phones. During the second half of 2016, we announced two additional design wins for our HDClear solution for non-smartphone devices which are expected to ship in the second half of 2017.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the DECT Forum, the European Telecommunications Standards Institute, ULE Alliance and the Wi-Fi Alliance. We also participate in the 3GPP and MIPI alliance. DSP Group is further deeply involved in all stages of defining DECT CAT-iq and ULE standards and is building full eco-systems to support these solutions. We are an active member of the Home Gateway Initiative (HGI), and support the specification activities of CableLabs, which is contributing to the evolution and implementation of CAT-iq in various markets and applications. Such industry involvements enable us to define standards and keep abreast of the latest innovations and requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. In addition to our main product line which is targeted at cordless phones, new products include three main groups of products: (i)  home segment products consisting of ULE ICs targeting the growing markets of IoT, smart home devices and home gateways; (ii) office segment products consisting of VoIP SoC products for Enterprise, SMB and SoHo; and (iii) mobile segment products consisting of products targeted at mobile, IoT and wearable markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionality.

Home Segment - Products Targeted at Cordless Telephony, Home Gateways and Home Automation (IoT) Markets

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

This industry leading chipset portfolio combines wireless communications technology with a range of telephony features, audio and voice-processing algorithms to provide the industry a very high quality, low cost and small footprint solution. Enhanced with our hardware and software technologies, these chipsets are highly versatile and enable the development of an array of industry leading cordless telephony solutions, DECT home gateways and smart-home applications and devices at a more efficient and faster time to market than competitive silicon offerings.

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

●

The DCX family is a low-power, Flash and ROM-based chipset solution targeting mid-to-high-range cordless applications. Built on an open platform with powerful ARM9™ core processing capabilities, the cost-effective DCX family delivers industry leading telephony coverage and HD voice features. Combining state-of-the-art RF and ARM9 baseband functions in a single package with a rich set of telephony features and advanced audio-processing capabilities, the DCX provides the best cost-performance solution for mid-to-high-range DECT/DECT6.0/CAT-iq and WDCT cordless applications, home gateway applications, fixed mobile convergence applications and ULE gateways and devices. Supporting all RF bands and comprised of Flash-based chips and a full set of ROM-based products with various memory configurations, the DCX chipset family offers a total integrated solution that includes a digital baseband controller, analog interface, RF transceiver and power amplifier.

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

In 2016, we also began to sell our DHAN-S module for the IoT market. This product offers application developers a turnkey radio solution for DECT ULE nodes, whether battery or AC-powered. This module is built around our DHX91 chipset. The module can serve as a wireless connectivity channel for an application running on an external MCU or a standalone solution using the DHX91’s internal ARM926 processor.

We achieved significant milestones in 2015 and 2016 by incorporating DHX91, a ULE SoC; in end customer products for home automation and security applications. Our customers’ end products integrating DHX91 went through various field trials and officially launched in the market in 2014. In 2015 and 2016, Panasonic Communications Ltd. (“Panasonic”), Sercomm Corporation, Eurotronic Technology GmbH and several other leading CE brands launched ULE based products that utilizes DECT/ULE for sensors, actuators, voice and video cameras. Moreover, during 2016, two leading European service providers launched services and products based on our DECT and ULE solutions.

Office Segment - Products Targeted at the Office Market

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

DVF101, the latest member of the DVF family, which taped out during 2016, provides outstanding cost/performance value for high-end IP phones. Designed specifically to meet Tier 1 requirements, DVF101 fully complements existing solutions, including DVF99 VoIP processors for mid to high-end IP phones. DVF101 is an ideal solution for high-end voice terminals, with high-resolution color display, rich 3D graphical user interface, full HD-voice and Super Wideband Acoustical Echo Cancellation, as well as fully secured communication.

Revenues from our VoIP segment continued its strong growth trajectory in 2016. During 2016, we secured multiple tier one design wins which are expected to go into production in 2017 and 2018.

Products Targeted at Mobile Telephony and Wearable Device Markets

As a result of the acquisition of BoneTone, we enhanced our product portfolio with technology of intelligent voice enhancement and noise elimination. This technology supports two solutions: HDClear and HDMobileSurround™ which are offered as part of the HDClear product line.

HDClear-based solutions offer mobile voice quality and intelligibility, while removing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improves the user experience for fast growing speech-enabled applications like virtual assistants, voice search, speakerphone conference calls and speech-to-text on mobile and wearable devices, tablets and other consumer devices.

In 2012, we taped-out the DBMD2 chip, which we believe is one of the most efficient voice enhancement processors in the market. It is measures just 2.5 x 2.5mm. Offered with a 36-pin FCCSP and 0.4mm ball pitch, DBMD2 embeds a programmable 32-bit DSP, incorporates advanced connectivity options, including four TDM/I2S ports and SLIMbus, and is equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption. DBMD2’s low power enables an always-on voice feature for mobile devices. Always-on is a low power decisive natural voice interface for mobile and wearable devices. An average user accesses his/her device tens or hundreds of times per day by physically pressing a screen or a button. A truly always-on technology enables the user to skip this step by using natural voice to access the device even while the device is in standby mode. DBMD2 enables mobile OEMs to offload voice and audio tasks from mobile device CPUs, in addition to running HDClear to enhance ASR accuracy. OEMs can leverage DBMD2’s open and flexible architecture to differentiate their products to run their own voice/audio enhancement software for pre- and post-processing.

In 2015, we started commercial shipments of DBMD2 for a wearable device with a leading OEM and taped-out a new DBMD4, a chip targeted for ultra-low-power, always-on voice and audio applications. DBMD4 incorporates a suite of voice enhancement algorithms, including noise suppression that significantly improves user experience and accuracy of speech-driven applications, particularly in high noise environments. Offered with a 25-WLCSP and 0.35mm ball pitch, DBMD4 embeds a TeakLite-III DSP core, incorporates advanced connectivity options, including I2S, UART, SPI, I2C ports and SLIMbus, and is equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption.

In 2016, we went into production with our design win for our DBMD4 chip with a tier one OEM mobile customer. This has led to significant year over year revenue growth in our mobile segment. In the second half of 2016, we announced two additional design wins for our HDClear in non-smartphone applications that will go into production in the second half of 2017.

In January 2017, we unveiled our new audio and voice enhancement SoC, the DBMD5. This new audio SoC is built to drive clearer human machine voice interactions in multi microphone equipped devices.

Customers

We are a flexible customer-centric company that proactively partners with our broad base of CE manufacturer customers and service providers. As a reliable long-term industry supplier, We maintain a proven track record of operational excellence and successful delivery. With over 10 offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market. In 2016, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset solutions at prominent tier-one telecom operators across the globe, and include: Aprotech, ADB, AEG, Alcatel, Atcom, AT&T, Arris, Atlink, Arcadyan, Askey, Audioline, Avaya, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, CIG, Cisco, Comcast, Crow, Cybertan, Grandstream, Deutsche Telekom, Doro, DNI, Eclogic, Escene, Eurotronic, France Telecom, Freebox, Gibson (formerly Philips), Gaoxinqi, Gemtek, Foxconn, Grandstream, Hagenuk, Huawei, Innomedia, Intelbras, Invoxia, JXE, Kaonmedia, Kocom, Korea Telecom, KPN, LG Electronics, Logitech, Matsushita, Mitac, Mitrastar, Motorola, Moimstone, NEC, Netgear, NTT, Ooma, Panasonic, Pegatron, Pioneer, Plantronics, Proximus, Sagemcom, Samsung, Sanyo, SAXA, Sercomm, SGW, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Sunrise, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Topcom, TP-Link, T&W, Uniden, Unihan, Urmet, Uwin, Turkcell, Turkish Telecom, Verisure, Verizon, VTech, Vodafone, WNC, WONDALINK, Xingtel, Yamaha, Yealink, Yeastar and ZTE.

International Sales and Operations

Export sales accounted for 97% of our total revenues for 2016, 2015 and 2014. Although most of our sales to foreign entities are denominated in United States dollars, we are subject to risks of conducting business internationally. See Note 17 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2016, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team has global reach through our sales offices in Hong Kong, China; Nierenberg, Germany; Los Altos, California; Tokyo, Japan; Herzliya Pituach, Israel, Edinburgh, Scotland; Shanghai and Shenzhen, China and South Korea. In territories where we do not have sales offices, we operate solely through a network of distributors and representatives.

The following table represents our sales as a percentage of our total revenues through our main distributors Tomen Electronics, Ltd. And Ascend Technology Inc, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Distributors	2016	2015	2014
Tomen Electronics Corporation	12%	16%	20%

Ascend Technology Inc.	16%	15%	10%

We also derive a significant amount of revenues from a limited number of customers. The following table represents our sales as a percentage of our total revenues from our main customers for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Customers	2016	2015	2014
Vtech Holdings Ltd.	29%	31%	35%

Panasonic Communications Ltd.(1)	10%	13%	15%
Guo Wei Electronics Ltd.	9%	12%	8%

Samsung Electronics Ltd.	12%	-	-

(1)	Panasonic Communications Co., Ltd. has continually accounted for a majority of the sales of Tomen Electronics for 2016, 2015 and 2014.

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

We use independent subcontractors located in Asia, to assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at third parties, including Amkor, ASE, Giga Solutions, KYEC and SPIL.

Furthermore, our digital cordless products require an external component in the finished product, which is supplied by a third party, to provide flash memory.

Competition

The principal competitive factors in the cordless telephony market include price, performance, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are competitive with respect to most of these factors. Our principal competitors in the cordless market include Lantiq (acquired by Intel) and Dialog Semiconductors. Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom (Broadcom was acquired by Avago Technologies), Dialog Semiconductors, Lantiq, Texas Instruments and new Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. We also believe that we are competitive with respect to most of these factors. Our principal competitors are developers of different wireless home automation technologies, including Analog, Z-wave and Zigbee. Among those, the major competitors for digital home connectivity include Microchip Technology , NXP, Texas Instruments, Sigma Designs and Silicon Labs.

Similar principal competitive factors affect the smart audio and noise reduction market. An additional competitive factor relating to this market is that we are a newcomer to this market and this market already has a number of dominant, well-established companies with significant existing market shares. Nonetheless, we believe that we are competitive in this market with HDClear’s outstanding performance and low power. Competitors in this market include internal design teams at some OEMs, Audience (acquired by Knowles Corporation), Cirrus Logic, Conexant and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia.

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

Research and Development

We believe that timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2016, we had a staff of 206 research and development personnel, of which 139 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent $34.9 million in 2016, $35.5 million in 2015 and $33.5 million in 2014 on research and development activities.

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

Licenses, Patents and Trademarks

As of December 31, 2016, we have been granted a total of 143 patents and 60 patents are pending.

We actively pursue foreign patent protection in several countries. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed or designed around by others. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including China, Hong Kong, Japan, Korea and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis and in a cost-effective manner will be more important in maintaining our competitive position than the protection of our intellectual property. In addition, we believe that due to rapid technological changes in residential telephony, computer telephony and personal computer markets, patents and trade secret protection are important but must be supported by other factors, including expanding the knowledge, ability and experience of our personnel, new product introductions, frequent product enhancements and strong customer engagements/relationships. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure that these measures will be successful.

Backlog

At December 31, 2016, our backlog was approximately $23.4 million, compared to approximately $17.2 million and $34.1 million at December 31, 2015 and 2014, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2016, we had 333 employees, including 206 in research and development, 63 in marketing and sales and 64 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing experience. We believe that our relations with our employees are good.

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

Sales of our digital cordless telephony products comprised 57% of our total revenues for 2016, 72% for 2015 and 79% for 2014. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

Furthermore, the decline in fixed line telephony together with the prevalence of new communication access methods, including mobile, wireless broadband, cable and other connectivity, has sales of products using fixed-line telephony. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony, and the continued decline in fixed-line telephony would reduce our revenues derived from, and unit sales of, our digital cordless telephony products.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic through Tomen Electronics, Samsung and Guo Wei accounted for approximately 60%, 56% and 58% of our total revenues for each of 2016, 2015 and 2014, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Customers	2016	2015	2014
VTech Holdings Ltd.	29%	31%	35%

Panasonic Communications Ltd.	10%	13%	15%

Shenzhen Guo Wei Electronics Ltd.	9%	12%	8%

Samsung Electronics Ltd.	12%	-	-

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

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VoIP product families. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate significant revenues from our HDClear product family and gain significant and sustainable market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VoIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Moreover, all of our 2016 revenues from HDClear products were generated from a sole customer and changes to the product line-up or production schedule of such sole customer could negatively impact our future financial results. In addition, our continued success and growth in the new markets in which we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top tier OEMs.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience (acquired by Knowles Corporation) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our HDClear products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, they are components of end products. As a result, we rely upon OEMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. This is especially the case for our HDClear product family. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed or discontinued due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM or not at all. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle.

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

The following table represents our sales as a percentage of our total revenues through our main distributors Tomen Electronics and Ascend Technology Inc, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Distributors	2016	2015	2014
Tomen Electronics Corporation (1)	12%	16%	20%

Ascend Technology Inc.	16%	15%	10%

Panasonic has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10%, 13% and 15% of the Company’s total revenues for 2016, 2015 and 2014, respectively.

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

Our gross margins also are affected by the product mix. For example, mature products have lower average gross margins than other products. Therefore, increased sales of certain mature products would lower our gross margins. The pressures in the supply chain make it very difficult for us to increase or even maintain our product pricing, which further adversely affects our gross margins.

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

New technological developments in the home connectivity market may adversely affect our operating results. For example, the prevalence of new communication access methods, including mobile, wireless broadband, cable and other connectivity, as well as the lack of growth in products using fixed-line telephony would reduce our total revenues derived from, and unit sales of, cordless fixed-line telephony products. Our ability to maintain our growth will depend on the expansion of our product lines to capitalize on the emerging access methods and on our success in developing and selling a portfolio of “system-on-a-chip” solutions targeted at wider markets, including the intensively competitive mobile devices market. We cannot assure you that we will succeed in expanding our product lines or portfolio of “system-on-a-chip” solutions, or that they would receive market acceptance.

Furthermore, there is continued threat from alternative technologies accelerating the decline of the fixed-line telephony market. This competition comes from mobile telephony, including emerging dual-mode mobile Wi Fi phones and other innovative applications, such as Skype and iChat. Given that we derive a significant amount of revenues from chipsets incorporated into fixed-line telephony products, if we are unable to develop new technologies in the face of the decline of this market, our business could be materially adversely affected.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2016, 2015 and 2014. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

●	unexpected changes in foreign government regulatory requirements;

●	fluctuations in the exchange rate for the United States dollar;

●	import and export license requirements;

●	imposition of tariffs and other barriers and restrictions;

●	burdens of complying with a variety of foreign laws, treaties and technical standards;

●	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

●	difficulty in collecting accounts receivable and longer payment cycles for international customers than existing customers;

●	difficulty in staffing and managing foreign operations and maintaining the morale and productivity of employees within foreign operations;

●	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

●	political and economic instability, including protectionist policies; and

●	changes in diplomatic and trade relationships.

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

The general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities and make reliable projections. Moreover, we operate within the semiconductor industry which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2016, 206 of our 333 employees were located in Israel, including 139 out of 206 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel, we have operations in Germany, the United Kingdom, Hong Kong, China, Japan, South Korea and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities and as an example, we are now under audit for one of our subsidiaries, the outcome of which could have material adverse impact on our financial condition. Our intercompany transfer pricing may be reviewed by the U.S. Internal Revenue Service and by foreign tax jurisdictions. Although we believe that our tax estimates are reasonable, due to the complexity of our corporate structure, the multiple intercompany transactions and the various tax regimes, we cannot assure you that a tax audit or tax dispute to which we may be subject will result in a favorable outcome for us. If taxing authorities do not accept our tax positions and impose higher tax rates on our foreign operations, our overall tax expenses could increase.

We are exposed to fluctuations in currency exchange rates.

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 97% of our total revenues for 2016, 2015 and 2014. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq (acquired by Intel) and Dialog Semiconductors. Our principal competitors in the VoIP market include Broadcom (acquired by Avago Technologies), Dialog Semiconductors, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the smart audio and noise reduction market include Audience (acquired by Knowles Corporation), Cirrus Logic, Conexant and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia.

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

Our offices in the United States are located in Los Altos, California, where we lease approximately 700 square feet under a lease that expires in January 2018. Our operations in Israel are located in leased facilities, with the primary leased facility of approximately 45,359 square feet located in Herzliya Pituach, Israel. These facilities are leased through November 2018. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2018. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2017. Our subsidiary in Scotland has 2 lease agreements for its facilities, one with automatic renewals on a month-to-month basis and another that terminates in May 2017. Our subsidiary in India has a lease that terminates in August 2020. Our subsidiary in China has 2 lease agreements for its facilities, one in Shenzhen that terminates in September 2017, and the other in Shanghai that terminates in July 2017. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2019. Our subsidiary in South Korea has a lease that terminates in May 2017. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2015	High	Low
First Quarter	12.08	9.77
Second Quarter	12.17	10.14
Third Quarter	10.45	8.02
Fourth Quarter	10.65	8.65

Year Ended December 31, 2016	High	Low
First Quarter	10.21	7.89
Second Quarter	10.80	8.50
Third Quarter	12.19	9.75
Fourth Quarter	13.10	9.95

As of March 6, 2017, there were 22,067,410 shares of common stock outstanding. As of March 6, 2017, the company had approximately 22 holders of record and we believe greater than 750 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 15, 2017. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

Our board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million dollar buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase plans.

During the fourth quarter of 2016, we repurchased 428,440 shares of common stock at an average purchase price of $10.70 per share for approximately $4.6 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (October 1, 2016 to October 31, 2016)	354,877	10.67	354,877	393,783
Month #2 (November 1, 2016 to November 30, 2016)	73,563	10.84	73,563	320,220
Month #3 (December 1, 2016 to December 31, 2016)	-	-	-	320,220

At December 31, 2016, 320,220 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 15, 2017. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2011 and ends on December 31, 2016, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2011, and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among DSP Group, Inc., the S&P 500 Index
and the S&P Information Technology Index

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
DSP Group, Inc.
S&P 500
S&P Information Technology

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2016, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
	2016	2015	2014	2013	2012
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$137,869	$144,271	$143,036	$151,063	$162,790
Cost of revenues	77,023	84,411	85,992	91,237	101,660
Gross profit	60,846	59,860	57,044	59,826	61,130
Operating expenses
Research and development, net	34,885	35,483	33,468	35,000	42,539
General, administrative, sales and marketing	22,873	21,979	22,446	23,085	24,875
Amortization of intangible assets	1,457	1,284	1,573	1,672	2,310
Other income	(2,549)	-	-	-	-
Write-off of expired option related to investment in other company	-	400	-	-	-
Restructuring cost	-	-	-	-	2,008
Total operating expenses	56,666	59,146	57,487	59,757	71,732
Operating income (loss)	4,180	714	(443)	69	(10,602)
Financial and other income
Financial income, net	1,227	1,175	1,204	2,457	2,388

Income (loss) before taxes	5,407	1,889	761	2,526	(8,214)
Income tax benefit (expense)	(594)	(327)	2,841	150	172
Net income (loss)	4,813	1,562	$3,602	$2,676	$(8,042)
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	21,800	21,924	21,968	22,249	21,950
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	22,887	23,340	22,954	22,906	21,950
Basic net income (loss) per share	$0.22	$0.07	$0.16	$0.12	$(0.37)
Diluted net income (loss) per share	$0.21	$0.07	$0.16	$0.12	$(0.37)
Balance Sheet Data (end of year):
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$124,945	$121,656	$124,944	$127,712	$120,339
Working capital	$52,102	$38,144	$38,817	$42,301	$49,102
Total assets	$185,944	$183,962	$191,179	$192,265	$185,182
Total stockholders’ equity	$145,547	$143,318	$146,623	$147,411	$142,227

Year Ended December 31,	2016				2015
Fiscal Years by Quarter
Quarterly Data:	4th’	3rd’	2nd’	1st’	4th’	3rd’	2nd’	1st’
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$35,278	$38,768	$36,164	$27,659	$33,770	$35,219	$37,247	$38,035
Gross profit	$15,894	$17,350	$15,885	$11,717	$14,517	$14,573	$15,235	$15,535
Net income (loss)	$1,312	$5,334	$1,080	$(2,913)	$(108)	$167	$730	$773
Net income (loss) per share — Basic	$0.06	$0.24	$0.05	$(0.13)	$0.00	$0.01	$0.03	$0.03
Net income (loss) per share — Diluted	$0.06	$0.23	$0.05	$(0.13)	$0.00	$0.01	$0.03	$0.03

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. In addition, our mobile segment products consist of products targeted at mobile, IoT and wearable device markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 57% of our total revenues for 2016.

Our revenues were $137.9 million for 2016, a decrease of 4% in comparison to 2015. The decrease for 2016 was primarily as a result of a decrease in sales of our cordless telephony products, partially offset by increased sales of our VoIP and HDClear products. Revenues from our non-cordless products accounted for 43% of our total revenues for 2016, as compared to 28% of our total revenues for 2015.

Revenues derived from the sale of cordless telephony products represented 57% of our total revenues for 2016, as compared to 72% of our total revenues for 2015. Sales of our home gateway products represented 8% of our total revenues in 2016, as compared to 10% of our total revenues for 2015. Sales of our VoIP products represented 19% of our total revenues for 2016, as compared to 15% of our total revenues for 2015. Revenues from our HDClear products represented 12% of our total revenues for 2016, as compared to 0% of our total revenues for 2015. We expect that revenues from new , non-cordless, products, primarily VoIP, home gateway and home automation products, will continue to increase in 2017 and expect such revenues to represent a higher percentage of 2017 total sales.

Our gross margin increased to 44.1% of our total revenues for 2016 from 41.5% for 2015, primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, and (ii) an improvement in production yield and direct contribution of certain of our products. We anticipated that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products which generally have higher gross margins.

Our operating income was $4.2 million for 2016, as compared to an operating income of $0.7 million for 2015. The increase in our operating income is attributed to an increase in our gross margin in 2016 as compared to 2015, as well as other income of $2.5 million in 2016, related to the reversal of certain provisions due to the elapse of the applicable statute of limitations, offset to some extent by a decrease in total revenues in 2016 as compared to 2015. Our operating expenses decreased by 4% to $56.7 million for 2016, as compared to $59.1 million for 2015, mainly as a result of the above mentioned other income.

Notwithstanding our success in increasing our gross margin as a percentage of our overall revenues primarily as a result of increased sales of new products, we expect that our financial condition will continue to be challenged by the expected decline of the cordless telephony market. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to continue to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Moreover, in 2016, one of our HDClear products was integrated in one of Samsung’s flagship mobile phones. Aggregate revenues derived from our new products were 43%, 28% and 21% of our total revenues for 2016, 2015 and 2014, respectively. Notwithstanding the loss of a design win for another Samsung flagship mobile phone, based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase in 2017 as compared to 2016.

However, despite our successes thus far, we can provide no assurances about our continued success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for mobile devices, home control & automation and enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. In addition, our continued success and growth in new markets that we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top-tier OEMs. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of December 31, 2016, our principal source of liquidity consisted of cash and cash equivalents of $17.8 million and marketable securities and short term deposits of $107.1 million, totaling $124.9 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2016.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill :

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in business combination. The goodwill on our consolidated balance sheet is a result of our acquisition of BoneTone and a private company in Asia. The identifiable intangible asset included on our consolidated balance sheet is technology acquired in the BoneTone acquisition and customer relationship in the form of a distribution agreement acquired in the acquisition of a private company in Asia.

We perform our annual impairment analysis of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more often if there are indicators of impairment.  We review intangible assets with finite useful life for potential impairment when events or changes in circumstances indicate the carrying value of those intangible assets may be impaired. We may obtain an appraisal from an independent valuation firm to determine the amount of impairment, if any. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.

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

Results of Operations:

Total Revenues.

The following tables represent our total revenues and our revenues by product family for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	2016	YoY Change	2015	YoY Change	2014
Total Revenues (1,2)	$137.9	(4.4)%	$144.3	0.9%	$143.0

Cordless (3,4)	$78.6	(24.5)%	$104.1	(8.0)%	$113.2

Percentage of total revenues	57%		72%		79%

Home Gateway (5,6)	$10.9	(21.0)%	$13.8	15.0%	$12.0

Percentage of total revenues	8%		10%		8%

Home automation (7)	$5.9	55.3%	$3.8	8.6%	$3.5

Percentage of total revenues	4%		3%		2%

VoIP (8)	$26.6	19.8%	$22.2	55.2%	$14.3

Percentage of total revenues	19%		15%		10%

HDClear (9)	$15.9	5200%	$0.3	-	-

Percentage of total revenues	12%		-		-

1.

The decrease in revenues for 2016 as compared to 2015 was primarily as a result of decreased sales of our cordless telephony products, offset to some extent by increased sales of VoIP and HDClear products.

2.

The increase in revenues for 2015 was primarily as a result of increased sales of our VoIP, home gateway and home automation products, as well as commencement of sales of our HDClear products, partially offset by a decrease in sales of our cordless telephony products.

3.	The decrease in cordless revenues for 2016 compared to 2015 was mainly attributable to decreased demand from our customers in all markets.

4.	The decrease in cordless revenues for 2015 as compared to 2014 was mainly attributable to decreased demand from our customers, mainly for the U.S. and Japanese domestic end markets.

5.	The decrease of our home gateway product sales in 2016 as compared to 2015 is mainly attributable to lower demands from our customers.

6.

The increase of our home gateway product sales in 2015 as compared to 2014 is mainly attributable to an increased acceptance and adoption of HD voice as DECT solution is the preferred medium for transmitting HD voice wirelessly at home.

7.	The increase of our home automation product sales in both comparable periods is attributable to an increase in customers demand for our home automation products.

8.

The increase in our VoIP sales for both comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this domain.

9.

The increase in our HDClear product sales was attributed to the commencement of sales of our HDClear products in the third quarter of 2015 and the integration of our HDClear product in 2016 in one of Samsung’s flagship mobile phones

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$4,696	$3,944	$4,702
Hong Kong	56,768	72,608	79,622
Japan	18,440	26,114	31,261
Europe	9,703	8,464	6,787
China	10,244	10,359	6,568
Taiwan	16,428	16,902	9,077
Korea	17,503	1,913	1,308
Other	4,087	3,967	3,711
Total revenues	$137,869	$144,271	$143,036

Sales to our customers in Hong Kong decreased for 2016 as compared to 2015, representing a decrease of 22% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to VTech of 11% when comparing 2016 to 2015, a decrease in sales to CCT of 47% when comparing 2016 to 2015 and a decrease of 30% in sales to Guo Wei. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, representing a 40% decrease in absolute dollars for 2016 as compared to 2015 and a decrease in sales through our distributor, Tomen Electronics to Panasonic of 25% when comparing 2016 to 2015.

Sales to our customers in Korea increased for 2016 as compared to 2015, representing an increase of 815% in absolute dollars. The increase in our sales to Korea in 2016 resulted mainly from an increase in sales to Samsung after the commencement of sales of our HDClear products at the end of 2015 and the integration of our HDClear product in 2016 into one of Samsung flagship models.

Sales to our customers in Hong Kong decreased for 2015 as compared to 2014, representing a decrease of 9% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to VTech of 12% when comparing 2015 to 2014 and a decrease in sales to CCT of 34% when comparing 2015 to 2014. This decrease was partially offset by an increase of 52% in sales to Guo Wei. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, representing a 39% decrease in absolute dollars for 2015 as compared to 2014 and a decrease in sales through our distributor, Tomen Electronics to Panasonic of 12% when comparing 2015 to 2014.

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

The following table represents our sales, as a % of our total revenues, through our main customers for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Customers	2016	2015	2014
Vtech Holdings Ltd.	29%	31%	35%

Guo Wei Electronics Ltd.	9%	12%	8%

Samsung Electronics Ltd.	12%	-	-

The following table represents our sales, as a percentage of our total revenues, through our main distributors Tomen Electronics and Ascend Technology for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Distributors	2016	2015	2014
Tomen Electronics (1)	12%	16%	20%

Ascend Technology (2)	16%	15%	10%

(1)

Our distributor, Japan-based Tomen Electronics, sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10%, 13% and 15% of our total revenues for 2016, 2015 and 2014, respectively.

(2)	Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for 2016, 2015 or 2014.

Significant Products. Revenues from our digital cordless telephony products represented 57%, 72% and 79% of our total revenues for 2016, 2015 and 2014, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2017. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, for the short and long term.

Revenues from our home gateway products represented 8%, 10% and 8% of our total revenues for 2016, 2015 and 2014, respectively.

Revenues from our home automation products represented 4%, 3% and 2% of our total revenues for 2016, 2015 and 2014, respectively.

Revenues from our VoIP products represented 19%, 15% and 10% of our total revenues for 2016, 2015 and 2014, respectively.

Revenues from our HDClear products represented 12%, 0% and 0% of our total revenues for 2016, 2015 and 2014, respectively.

Gross Profit. Gross profit as a percentage of revenues was 44.1% for 2016, 41.5% for 2015 and 39.9% for 2014. The increase in our gross profit for 2016 as compared to 2015 was primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margin, and (ii) an improvement in production yield and direct contribution of certain of our products. These were partially offset by a decrease in total revenues in 2016 as compared to 2015 and by an increase in royalties paid in 2016, as compared to 2015, mainly in our mobile segment. The increase in our gross profit for 2015 as compared to 2014 was primary due to (i) an increase in total revenues, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a change in the mix of products sold and mix of customers.

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

Operating Expenses. Our operating expenses were $56.7 million for 2016, $59.1 million for 2015 and $57.5 million for 2014. The decrease in operating expenses for 2016 as compared to 2015 was primarily attributable to (i) other income of $2.5 million in 2016 related to the reversal of certain provisions due to the elapse of the applicable statute of limitations, (ii) a decrease in research and development expenses in the amount of $0.6 million, and (iii) a decrease in general and administrative expenses in amount of $0.9 million. These above mentioned factors were partially offset by an increase in sales and marketing expenses in the amount of $1.8 million for 2016 as compared to 2015.

The increase in operating expenses for 2015 as compared to 2014 was primarily attributable to (i) an increase in research and development expenses in the amount of $2.0 million, and (ii) an increase in sales and marketing expenses in the amount of $0.2 million.

Our operating income was $4.2 and $0.7 million for 2016 and 2015, respectively, as compared to an operating loss of $0.4 million for 2014. The increase in operating income in 2016 as compared to 2015 was mainly due to an increase in gross margin in 2016 as compared to 2015 and a decrease in operating expenses in 2016 as compared to 2015 by $2.4 million. Those factors were partially offset by a decrease in our total revenues for 2016 as compared to 2015.

The change from operating loss in 2014 to operating income in 2015 was mainly as a result of increases in total revenues and gross margin during 2015, as compared to 2014, offset to some extent by an increase in operating expenses, mainly in research and development expenses, during 2015, as compared to 2014.

Research and Development Expenses. Our research and development expenses, net, were $34.9 million for 2016, $35.5 million for 2015 and $33.5 million for 2014. The decrease for 2016 in research and development expenses, net, as compared to 2015, was mainly due to a decrease in IP expenses in 2016 as compared to 2015 in the amount of $1.6 million, which was partially offset by an increase in payroll, labor contractors, depreciation, and other payroll-related expenses associated with R&D employees.

The increase for 2015 in research and development expenses, net, as compared to 2014, was mainly due to (i) an increase in projects-related expenses (mainly IP and tapeouts) in the amount of $3.0 million, and (ii) a decrease in funding received from the Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) in the amount of $0.3 million for 2015. The increase in research and development expenses, net, for 2015, as compared to the comparable period of 2014, was partially offset by a decrease in labor and employees related expenses in the amount of $1.2 million for 2015 as compared to 2014, mainly as a result of an increase in the exchange rate between the USD and the NIS, which decreased the payroll expenses of our Israeli employees and a decrease in overall compensation payments to employees.

The IIA funding was recognized as a deduction of our research and development expenses, net. As a result of receipt of IIA funding, royalties may be payable to the IIA in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the IIA funding. The obligation to pay these royalties is contingent on actual sales of these products.

Our research and development expenses, net, as a percentage of our total revenues were 25% for both 2016 and 2015, and 23% for 2014. The increase in research and development expenses, net, as a percentage of total revenues for 2015 as compared to 2014 was mainly due to an increase in research and development expenses, net, for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $13.9 million for 2016, $12.1 million for 2015 and $11.9 million for 2014. The increase in sales and marketing expenses between 2016 and 2015 was mainly attributable to (i) an increase in sales commissions on sales of HDClear products, (ii) an increase in payroll expenses and (iii) an increase in equity based compensation expenses of $0.2 million in 2016 compared to 2015.

The increase in sales and marketing expenses between 2015 and 2014 was mainly due to an increase in consulting services.

Our sales and marketing expenses as a percentage of our total revenues were 10%, 8% and 8% for 2016, 2015 and 2014, respectively. The increase in sales and marketing expenses as a percentage of total revenues for 2016 as compared to 2015 was mainly due to a decrease in absolute dollars of the total revenues and an increase in sales and marketing expenses for 2016 as compared to 2015.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $9.0 million, $9.9 million and $10.6 million for 2016, 2015 and 2014, respectively. The decrease in general and administrative expenses for 2016 as compared to 2015 was mainly due to (i) a decrease in legal expenses and the reimbursement of legal expenses in the amount of $0.4 million in 2016 as a result of the finalization of an arbitration proceeding and (ii) a decrease in equity based compensation expenses of $0.2 million in 2016 compared to 2015, offset to some extent by an increase in payroll expenses in 2016, as compared to 2015.

The decrease in general and administrative expenses for 2015 as compared to 2014 was mainly due to a decrease in payroll and overhead expenses as a result of (i) an increase in the exchange rate of the USD and the NIS, which decreased our Israeli operational overhead and employee labor expenses, and (ii) a decrease in other payroll benefit expenses.

General and administrative expenses as a percentage of our total revenues were 7% for the three years ended December 31, 2016, 2015 and 2014, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During 2016, 2015 and 2014, we recorded an expense of $1.5 million, $1.3 million and $1.6 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions. The increase in 2016 as compared to 2015 is attributable to additional amortization of intangible assets related to the acquisition of a private company in Asia in 2016.

Write-off of Expired Option Related to Investment in Other Company. In November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also had the option to acquire the remaining equity of this private company until December 31, 2014. The terms and conditions of the investment were modified in November 2014, including an extension of the option to acquire the remaining equity of the company to December 31, 2015. We did not exercise the purchase option by the expiration date, and as a result we recorded a write-off of $0.4 million associated with the investment.

Other Income. During the third quarter of 2016, we recorded other income in the amount of $2.5 million related to the reversal of certain provisions due to the elapse of the applicable statute of limitations.

Financial Income, net. Financial income, net, was $1.2 million for the three years ended December 31, 2016, 2015 and 2014.

Our total cash, cash equivalents, marketable securities and short term deposits, including restricted deposits, were $124.9 million as of December 31, 2016, as compared to $121.7 million as of December 31, 2015.

Provision for Income Taxes. Taxes on income were $0.6 million for 2016, as compared to $0.3 for 2015 and a tax benefit of $2.8 million for 2014. The taxes on income for 2016 were mainly attributed to current tax expenses that were recorded in the amount of $1 million, offset to some extent by an income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.4 million.

The taxes on income for 2015 were mainly attributed to current tax expenses that were recorded in the amount of $0.7 million, offset to some extent by an income from amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.4 million.

The income tax benefit for 2014 was mainly attributed to (i) income from elimination of valuation allowance of deferred tax assets and tax advances in the amount of $2.1 million due to our current estimation of future taxable income, (ii) income from reversal of income tax contingency reserves that were determined to be no longer needed due to finalization of tax assessment of one of our subsidiaries in the amount of $0.9 million, and (iii) income from amortization of deferred tax liability related to intangible assets acquired in connection with the BoneTone acquisition in the amount of $0.3 million. The above mentioned tax benefits were offset to some extent by current tax expenses that were recorded in the amount of $0.4 million. DSP Group Ltd., our Israeli subsidiary, is eligible for various tax incentives under the Israeli Investment Laws. For more information about these incentives and plans, please refer to Note 15 to our consolidated financial statements for the year ended December 31, 2016.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 57%, 72% and 79% of our total revenues for 2016, 2015 and 2014, respectively, and (ii) revenues from home gateway products amounted to 8%, 10% and 8% of our total revenues for 2016, 2015 and 2014, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. VoIP products in the Office segment represented 19%, 15% and 10% of our total revenue for 2016, 2015 and 2014, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the years 2016, 2015 and 2014.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the mobile segment represented 12% of our total revenue for 2016. No revenues derived from other HDClear products in the mobile segment exceeded 10% of our total consolidated revenues for the years 2016, 2015 and 2014.

Segment data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses and certain corporate governance costs.

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31
	Revenues			Income (loss) from operations
	2016	2015	2014	2016	2015	2014
Home	$95,388	$121,714	$128,690	$17,715	$24,815	$23,438
Office	$26,590	$22,216	$14,276	$(2,961)	$(4,861)	$(2,805)
Mobile	$15,891	$341	$70	$(5,190)	$(10,308)	$(11,983)
Total	$137,869	$144,271	$143,036	$9,564	$9,646	$8,650

Sales to our customers in the home segment decreased for 2016 as compared to 2015, representing a decrease of 22% in absolute dollars, and decreased for 2015 as compared to 2014, representing a decrease of 5% in absolute dollars. The decrease in our home segment sales for 2016 as compared to 2015 was mainly attributable to the decline in market demands, and a decrease in the average selling prices of cordless phones over the comparative periods and a decrease in sales of home gateway products, offset to some extent by an increase in sales of home automation products. The decrease in our home segment sales for 2015 compared to 2014 was mainly attributable to the decline in market demands, and the decrease in the average selling prices, of cordless phones over the comparative periods, offset to some extent by an increase in sales of home gateway and home automation products

Sales to our customers in the office segment increased for 2016 as compared to 2015, representing an increase of 20% in absolute dollars. Sales to our customers in the office segment increased for 2015 as compared to 2014, representing an increase of 56% in absolute dollars. The increase in our office segment sales for both comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the mobile segment increased significantly for 2016 as compared to 2015. The increase in our mobile segment sales for the comparable periods was mainly due to the integration of our HDClear product in one of Samsung’s flagship mobile phones.

The reconciliation of segment operating results information to our consolidated financial information is included in Note 17 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $16.5, $12.2 and $10.4 million of cash and cash equivalents from our operating activities during 2016, 2015 and 2014, respectively. The increase in net cash generated by operating activities for 2016, as compared to 2015, was mainly as a result of (i) an increase in net profit in 2016 as compared to 2015 (ii) an increase in accrued compensation and benefits in amount of $2.6 million during 2016 as compared to $0.2 million during 2015, (iii) a decrease in other accounts receivable and prepaid expenses in amount of $1.0 million during 2016 as compared to an increase of $1.0 million during 2015, and (iv) a decrease in accounts payable in amount of $0.6 million during 2016 as compared to a decrease of $2.2 million during 2015. The above mentioned increase was partially offset by a decrease in inventories in the amount of $1.7 million during 2016, as compared to a decrease in inventories in the amount of $4.1 million during 2015.

The increase in net cash generated by operating activities for 2015, as compared to 2014, was mainly as a result of a decrease in inventories in the amount of $4.1 million during 2015, as compared to an increase in inventories in the amount of $3.3 million during 2014. The above mentioned increase was offset to some extent by (i) a decrease of $2.2 million in accounts payable during 2015, as compared to an increase in the amount of $1.1 million during 2014, and (ii) an increase of $1.0 million in prepaid expenses and other current assets during 2015 as compared to a decrease of $0.7 million during 2014.

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2016, we purchased $55.5 million of investments in marketable securities and deposits, as compared to $41.0 million during 2015 and $73.1 million during 2014. During the same periods, $35.1 million, $20.1 million and $23.3 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $14.3 million, $13.2 million and $46.5 million, respectively, of investments in marketable securities were sold. Additionally, during 2016, 2015 and 2014, $5.6 million, $2.6 million and $2.6 million, respectively, of short term deposits matured.

As of December 31, 2016, the amortized cost of our marketable securities and deposits was approximately $108.2 million and their stated market value was approximately $107.1 million, representing an unrealized loss of approximately $1.1 million.

During November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also had the option to acquire the remaining equity of this private company under agreed terms until December 31, 2014. The terms and conditions of the investment were modified in November 2014, including an extension of the option to acquire the remaining equity until December 31, 2015. During 2016, we completed the acquisition of such company by acquiring the remaining 86% of equity of such company. As part of the acquisition, we paid $0.5 million to the company’s shareholders.

Our capital equipment purchases for 2016, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $2.1 million, as compared to $2.3 million for 2015, and $1.3 million for 2014.

Financing Activities. During 2016, we repurchased 1.1 million shares of our common stock at an average purchase price of $10.14 per share for an aggregate amount of $10.7 million. In addition, during 2016, we received $1.5 million upon the exercise of employee stock options.

During 2015, we repurchased 1.3 million shares of our common stock at an average purchase price of $10.24 per share for an aggregate amount of $13.2 million. In addition, during 2015, we received $1.2 million upon the exercise of employee stock options.

Our board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million dollar buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase plans.

At December 31, 2016, approximately 0.3 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of December 31, 2016, we had cash and cash equivalents totaling approximately $17.8 million and marketable securities and time deposits of approximately $107.1 million. Out of total cash, cash equivalents and marketable securities of $124.9 million, $114.4 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2016 was approximately $52.1 million, as compared to $38.1 million as of December 31, 2015. The increase in working capital was mainly due to (i) the replacement of long term marketable securities and deposits with short term marketable securities and deposits and (ii) net cash of $16.5 million generated by operating activities during 2016. The above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $10.7 million during 2016. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2016 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$5,393	$2,689	$2,704	-	-
Net Pension Liability (2)	1,255	20	16	35	1,184

Development tools lease and other (3)	1,096	1,041	55	-	-
Total Contractual Obligations	$7,744	$3,750	$2,775	$35	$1,184

(1)

Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 14 to notes to our consolidated financial statements for the year ended December 31, 2016.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools and other non-cancelable lease agreements.

At December 31, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

The majority of our cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and short term deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, cash deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits in the U.S. or similar limits in foreign jurisdictions to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash balances and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss of principal or lack of access to our cash; however, we can provide no assurances that access to our cash will not be affected if the financial institutions that we hold our cash fail or if there is significant instability in the financial and credit markets.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2016, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statement for the year ended December 31, 2016. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP, INC.

We have audited the accompanying consolidated balance sheets of DSP Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DSP Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2017	A Member of Ernst & Young Global

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

DSP GROUP INC.

We have audited DSP Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). DSP Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DSP Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DSP Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of DSP Group, Inc. and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2017	A Member of Ernst & Young Global

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,752	$13,704
Restricted deposits	70	168
Marketable securities and short-term deposits (Note 3)	29,031	18,070
Trade receivables, net	19,069	19,211
Other accounts receivable and prepaid expenses (Note 4)	2,331	3,319
Inventories (Note 5)	9,748	11,453

Total current assets	78,001	65,925

PROPERTY AND EQUIPMENT, NET (Note 6)	4,130	3,764

NON-CURRENT ASSETS:
Long-term marketable securities (Note 3)	78,092	89,714
Long-term prepaid expenses and lease deposits	1,329	743
Deferred income taxes (Note 15)	918	1,311
Severance pay fund	12,751	11,578
Investment in other company (Note 9)	-	1,800
Intangible assets, net (Note 7)	4,480	3,851
Goodwill	6,243	5,276

Total non-current assets	103,813	114,273

Total assets	$185,944	$183,962

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$12,540	$13,103
Accrued compensation and benefits	8,666	7,788
Income tax accruals and payables	1,137	1,864
Accrued expenses and other accounts payable (Note 10)	3,556	5,026

Total current liabilities	25,899	27,781

NON-CURRENT LIABILITIES:
Deferred income taxes, net (Note 15)	787	476
Accrued severance pay	12,908	11,703
Accrued pensions (Note 11)	803	684

Total non-current liabilities	14,498	12,863

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Note 13):
Capital stock:
Common stock, $0.001 par value -
Authorized: 50,000,000 shares at December 31, 2016 and 2015; Issued and outstanding: 21,931,157 and 21,572,616 shares at December 31, 2016 and 2015, respectively	22	22
Additional paid-in capital	366,121	361,023
Treasury stock at cost	(122,632)	(125,697)
Accumulated other comprehensive loss	(1,852)	(1,267)
Accumulated deficit	(96,112)	(90,763)

Total stockholders’ equity	145,547	143,318

Total liabilities and stockholders’ equity	$185,944	$183,962

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2016	2015	2014

Revenues	$137,869	$144,271	$143,036
Costs of revenues (1)	77,023	84,411	85,992

Gross profit	60,846	59,860	57,044

Operating expenses:
Research and development, net (2)	34,885	35,483	33,468
Sales and marketing (3)	13,867	12,103	11,905
General and administrative (4)	9,006	9,876	10,541
Amortization of intangible assets	1,457	1,284	1,573
Other income (Note 10)	(2,549)	-	-
Write-off of expired option related to investment in other company	-	400	-

Total operating expenses	56,666	59,146	57,487

Operating income (loss)	4,180	714	(443)
Financial income, net (Note 12)	1,227	1,175	1,204

Income before income tax benefit	5,407	1,889	761
Income tax benefit (expense)	(594)	(327)	2,841

Net income	$4,813	$1,562	$3,602

Net earnings per share:
Basic	$0.22	$0.07	$0.16
Diluted	$0.21	$0.07	$0.16

Weighted average number of shares used in per share computations of:
Basic net earnings per share	21,800	21,924	21,968
Diluted net earnings per share	22,887	23,340	22,954

(1)	Includes equity-based compensation expense in the amount of $328, $300 and $300 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,205, $2,201and $2,381for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Includes equity-based compensation expense in the amount of $806, $641 and $621 for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Includes equity-based compensation expense in the amount of $1,749, $1,950 and $2,057 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year Ended December 31,
	2016	2015	2014

Net income:	$4,813	$1,562	$3,602
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	(617)	(230)	157
Reclassification adjustments for losses losses (gains) included in net income (loss)	17	24	(61)
Net change	(600)	(206)	96
Cash flow hedges:
Changes in unrealized gains/losses	45	(38)	(1,180)
Reclassification adjustments for (gains) losses (gains) included in net income (loss)	(1)	621	562
Net change	44	583	(618)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	(117)	63	(209)
Amortization of actuarial loss and prior service benefit	14	20	11
Net change	(103)	83	(198)
Foreign currency translation adjustments, net	74	(161)	(25)
Other comprehensive income (loss)	(585)	299	(745)
Comprehensive income	$4,228	$1,861	$2,857

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2013	22,350	$22	$350,494	$(118,749)	$(821)	$(83,535)	$147,411

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	310	*) -	-	3,031	-	(1,309)	1,722
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	598	1	53	5,814	-	(4,110)	1,758
Purchase of treasury stock	(1,414)	(1)	-	(12,483)	-	-	(12,484)
Equity-based compensation expenses	-	-	5,359	-	-	-	5,359
Net income	-	-	-	-	-	3,602	3,602
Change in accumulated other comprehensive income	-	-	-	-	(745)	-	(745)

Balance at December 31, 2014	21,844	$22	$355,906	$(122,387)	$(1,566)	$(85,352)	$146,623

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2014	21,844	$22	$355,906	$(122,387)	$(1,566)	$(85,352)	$146,623

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*) -	-	2,269	-	(500)	1,769
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	791	1	25	7,689	-	(6,473)	1,242
Purchase of treasury stock	(1,295)	(1)	-	(13,268)	-	-	(13,269)
Equity-based compensation expenses		-	5,092	-	-	-	5,092
Net income		-	-	-	-	1,562	1,562
Change in accumulated other comprehensive income		-	-	-	299	-	299

Balance at December 31, 2015	21,573	$22	$361,023	$(125,697)	$(1,267)	$(90,763)	$143,318

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*)	-	2,270	-	(492)	1,778
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	1,176	1	10	11,461	-	(9,670)	1,802
Purchase of treasury stock	(1,051)	(1)	-	(10,666)	-	-	(10,667)
Equity-based compensation expenses		-	5,088	-	-	-	5,088
Net income		-	-	-	-	4,813	4,813
Change in accumulated other comprehensive income		-	-	-	(585)	-	(585)

Balance at December 31, 2016	21,931	$22	$366,121	$(122,632)	$(1,852)	$(96,112)	$145,547

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:

Net income	$4,813	$1,562	$3,602
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,704	1,356	1,290
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	5,088	5,092	5,359
Capital loss from sale and disposal of property and equipment	10	4	-
Realized losses (gains) from sale of marketable securities	17	24	(61)
Amortization of intangible assets	1,457	1,284	1,573
Write-off of expired option related to investment in other company	-	400	-
Accrued interest and amortization of premium on marketable securities and short-term deposits	610	847	1,214
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	320	(756)	(1,170)
Trade receivables, net	168	945	704
Other accounts receivable and prepaid expenses	953	(987)	719
Inventories	1,702	4,131	(3,333)
Long-term prepaid expenses and lease deposits	(166)	(31)	(1,052)
Trade payables	(575)	(2,180)	1,142
Accrued compensation and benefits	2,566	184	1,323
Income tax accruals and payables	(724)	800	(730)
Accrued expenses and other accounts payable	(1,379)	(499)	(289)
Accrued severance pay, net	(91)	55	58
Accrued pensions	42	(7)	30

Net cash provided by operating activities	16,515	12,224	10,379

Cash flows from investing activities:

Purchase of marketable securities	(47,934)	(35,475)	(70,517)
Purchase of short-term deposits	(7,601)	(5,563)	(2,561)
Proceeds from maturity of marketable securities	35,090	20,127	23,250
Proceeds from sales of marketable securities	14,277	13,238	46,491
Proceeds from redemption of short-term deposits	5,601	2,589	2,561
Purchases of property and equipment	(2,103)	(2,297)	(1,315)
Acquisition of initially consolidated subsidiary (1)	(494)	-	-
Proceeds from sale of fixed assets	9	-	-
Decrease (increase) in restricted deposits	98	455	(556)

Net cash used in investing activities	(3,057)	(6,926)	(2,647)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2016	2015	2014
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	1,457	1,242	1,758
Repayment of short- term loan	(168)	-	-
Purchase of treasury stock	(10,727)	(13,206)	(12,484)

Net cash used in financing activities	(9,438)	(11,964)	(10,726)

Increase (decrease) in cash and cash equivalents	4,020	(6,666)	(2,994)
Cash and cash equivalents at the beginning of the year	13,704	20,544	23,578
Cash (erosion) due to exchange rate differences	28	(174)	(40)

Cash and cash equivalents at the end of the year	$17,752	$13,704	$20,544

Supplemental disclosures of cash flows activities:

Cash paid during the year for:

Taxes on income	$1,018	$134	$131

(1)

During the third quarter of 2016, the Company acquired the remaining 86% of the equity of a private company in Asia that it previously invested in, bringing its holding in such company to 100%. The net fair value of the assets acquired and the liabilities assumed, on the date of acquisition, was as follows:

Working capital, excluding cash and cash equivalents	$(386)
Property and equipment	4
Distribution agreement	2,086
Deferred tax liability	(377)
Goodwill	967
2,294

The acquisition date fair value of the Company's previously held equity interest in the private company in Asia	(1,800)

$494

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

NOTE 1:-	GENERAL

DSP Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), are a fabless semiconductor company offering advanced chipset solutions for a variety of applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home networking convergence for voice, audio, video and data.

The Company sells its products primarily through distributors and directly to OEMs and original design manufacturers (ODMs) that incorporate the Company’s products into consumer and enterprise products. The Company’s future performance will depend, in part, on the continued success of its distributors in marketing and selling its products. The loss of the Company’s distributors and the Company’s inability to obtain satisfactory replacements in a timely manner may harm the Company’s sales and results of operations. In addition, the Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
Major Customers/ Distributors	2016	2015	2014
VTech Holdings Ltd.	29%	31%	35%

Shenzhen Guo Wei Electronics Ltd.	9%	12%	8%

Tomen Electronics Corporation ¹ ²	12%	16%	20%

Ascend Technology Inc. ¹ ³	16%	15%	10%

Samsung Electronics Ltd.	12%	-	-

¹ Distributor

² Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”)has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10%, 13% and 15% of the Company’s total revenues for 2016, 2015 and 2014, respectively.

³ Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for 2016, 2015 and 2014.

The Japanese and Hong Kong markets and the OEMs that operate in those markets are among the largest suppliers in the world with significant market share in the U.S. market for residential wireless products.

U.S. dollars in thousands, except share and per share data.

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

U.S. dollars in thousands, except share and per share data.

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $305 and $379 as of December 31, 2016 and 2015, respectively.

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

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2016, 2015 and 2014, the Company did not record an-other-than-temporary impairment loss (see Note 3).

U.S. dollars in thousands, except share and per share data.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $9,748, $11,453 and $15,635 as of December 31, 2016, 2015 and 2014, respectively, is stated net of inventory reserves of $571, $670 and $505 in each year, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

U.S. dollars in thousands, except share and per share data.

j.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%

Computers and equipment	20	-	33
Office furniture and equipment	6	-	15

Leasehold improvements	”see below”

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term (including the extension option held by the Company and intended to be exercised) and the expected life of the improvement.

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

During the years ended December 31, 2016, 2015 and 2014, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2016, 2015 and 2014, the Company capitalized $0, $1,086 and $128, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

k.	Goodwill and other intangible assets:

The goodwill and certain other purchased intangible assets have been recorded as a result of the BoneTone acquisition and the acquisition of a private company in Asia. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an annual impairment test.

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

For the fiscal year ended December 31, 2016, 2015 and 2014, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

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

During the fiscal year ended December 31, 2016, 2015 and 2014, no impairment losses were identified.

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

U.S. dollars in thousands, except share and per share data.

The Company’s Korean subsidiary has a statutory liability for severance pay pursuant to Korean law based on the most recent monthly salary of its employees multiplied by the number of years of employment as of the balance sheet date for such employees. This Korean subsidiary’s liability is fully accrued.

Severance expenses for the years ended December 31, 2016, 2015 and 2014, were $1,582, $1,498 and $1,568, respectively.

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

U.S. dollars in thousands, except share and per share data.

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

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2016, 2015 and 2014.

o.	Research and development costs, net:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

p.	Government grants:

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

U.S. dollars in thousands, except share and per share data.

The Company recorded grants in the amount of $2,687, $2,738 and $3,002 for the year ended December 31, 2016 and 2015 and 2014, respectively. The vast majority of those grants were bearing royalties.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the IIA may become repayable if certain criteria under the grants are not met. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA.  Such approval is not required for the sale or export of any products resulting from such research or development.  The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

q.	Equity-based compensation:

At December 31, 2016, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 13.

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

U.S. dollars in thousands, except share and per share data.

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

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income per share due to their anti-dilutive effect was 334,833, 403,632 and 1,811,687 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

U.S. dollars in thousands, except share and per share data.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2016, the amortized cost of the Company’s marketable securities was $100,615, and their stated market value was $99,513, representing an unrealized net loss of $1,102.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2016 and 2015, no allowance for doubtful accounts was provided.

The Company has no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

u.	Derivative instruments:

The Company accounts for derivatives and hedging based on FASB ASC No.815, ”Derivatives and Hedging”. ASC No. 815 requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

U.S. dollars in thousands, except share and per share data.

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

The fair value of the outstanding derivative instruments at December 31, 2016 and 2015 is summarized below:

		Fair value of derivative instruments
Derivative assets		December 31,
(liabilities)	Balance sheet location	2016	2015

Foreign exchange forward contracts and put and call options	Other accounts receivable and prepaid expenses (Accrued expenses and other accounts payable)	$9	$(36)

	Total	$9	$(36)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2016	2015	2014

Foreign exchange forward contracts and put and call options	$45	$(38)	$(1,180)

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2016	2015	2014

Foreign exchange forward contracts and put and call options	Operating expenses	$1	$(621)	$(562)

U.S. dollars in thousands, except share and per share data.

As of December 31, 2016, the Company had outstanding option contracts in the amount of $6,000.

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

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2016:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
January 1, 2016	$(501)	$(35)	$(352)	$(379)	$(1,267)
Other comprehensive income (loss) before reclassifications	(617)	45	(117)	74	(615)
Amounts reclassified from accumulated other comprehensive income (loss)	17	(1)	14	-	30
Net current period other comprehensive income (loss)	(600)	44	(103)	74	(585)

December 31, 2016	$(1,101)	$9	$(455)	$(305)	$(1,852)

U.S. dollars in thousands, except share and per share data.

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)

Losses on available-for-sale marketable securities	$17	Financial income, net
	-	Provision for income taxes
	17	Total, net of income taxes

Gains on cash flow hedges
	(1)	Research and development
	-	Sales and marketing
	-	General and administrative
	(1)	Total, before income taxes
	-	Provision for income taxes
	(1)	Total, net of income taxes

Losses on components of defined benefit plans	7	Research and development
	7	Sales and marketing
	14	Total, before income taxes
	-	Provision for income taxes
	14	Total, net of income taxes

Total reclassifications for the period	30	Total, net of income taxes

w.	Treasury stock at cost

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

U.S. dollars in thousands, except share and per share data.

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

During the third quarter of 2016, the Company acquired the remaining 86% of the equity of a private company in Asia that it previously invested in, bringing the Company’s holding to 100%. As part of the acquisition, the Company paid $500 to the target company’s shareholders. (See also Note 9).

y.	Recently Issued Accounting Guidance:

1.

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

The guidance permits two methods of modification: (1) retrospectively to each prior reporting period presented (full retrospective method), or (2) retrospectively with the cumulative effect of initially applying the guidance recognized on the date of initial application (the cumulative catch-up transition method). The Company has not select yet the transition method for this new standard.

The new standard will be effective for the Company beginning on January 1, 2018, and adoption as of the original effective date of January 1, 2017 is permitted. The Company will adopt the new standard as of January 1, 2018.

The Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures. The Company expects to complete its assessment process during 2017.

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

2.

In February 2016, the FASB issued ASU 2016-02, "Leases". The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company is in the process of evaluating this guidance to determine the impact it will have on its consolidated financial statements.

3.

In August 2016, the FASB issued ASU No. 2016-15 which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and is applied retrospectively. Early adoption is permitted including adoption in an interim period. The Company is in the process of evaluating this guidance to determine the impact it will have on its consolidated financial statements.

4.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company will adopt this ASU on its effective date of January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

5.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but it is not expected to have a material impact.

U.S. dollars in thousands, except share and per share data.

6.

The FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” requiring an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, but it is not expected to have a material impact.

NOTE 3:	MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2016 and 2015 (see also Note 8):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2016	2015	2016	2015	2016	2015

Short -term deposit	$7,610	$5,568	$-	$-	$7,610	$5,568
U.S. GSE securities	24,351	23,645	(289)	(114)	24,062	23,531
Corporate obligations	76,264	79,072	(813)	(387)	75,451	78,685

	$108,225	$108,285	$(1,102)	$(501)	$107,123	$107,784

U.S. dollars in thousands, except share and per share data.

The amortized costs of marketable debt securities at December 31, 2016, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$21,491	$6	$(76)	$21,421
Due after one year to five years	79,124	44	(1,076)	78,092

	$100,615	$50	$(1,152)	$99,513

The amortized cost of marketable debt securities at December 31, 2015, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$12,500	$8	$(7)	$12,501
Due after one year to six years	90,217	25	(527)	89,715

	$102,717	$33	$(534)	$102,216

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2016 amounted to $80,819, while the unrealized losses for these marketable securities amounted to $1,152. Of the $1,152 unrealized losses outstanding as of December 31, 2016, a portion of which in the amount of $85 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $1,067 was related to marketable securities that were in a loss position for less than 12 months.

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

Management believes that as of December 31, 2016, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

U.S. dollars in thousands, except share and per share data.

Proceeds from maturity of available-for-sale marketable securities during 2016, 2015 and 2014 were $35,090, $20,127 and $23,250, respectively. Proceeds from sales of available-for-sale marketable securities during 2016, 2015 and 2014 were $14,277, $13,238 and $46,491, respectively. Realized gains from the sale of available-for sale marketable securities for 2016, 2015 and 2014 were $16, $3 and $73, respectively. Realized losses from the sale of available-for sale marketable securities for 2016, 2015 and 2014 were $33, $27 and $12, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2016	2015
Prepaid expenses	$1,262	$2,054
Tax and governmental receivables	606	956
Deposits	304	260
Others	159	49

	$2,331	$3,319

NOTE 5:-	INVENTORIES

Inventories are composed of the following:

	December 31,
	2016	2015

Work-in-progress	$5,784	$6,384
Finished products	3,964	5,069

	$9,748	$11,453

Inventory write-downs amounted to $151 and $361 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2016	2015
Cost:
Computers and equipment	$20,636	$19,735
Office furniture and equipment	1,537	1,469
Leasehold improvements	5,004	4,728

	27,177	25,932
Less - accumulated depreciation	23,047	22,168

Depreciated cost	$4,130	$3,764

U.S. dollars in thousands, except share and per share data.

During 2016, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $953. $10 of capital loss was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expenses, which also include amortization expenses of assets recorded under capital leases, amounted to $1,704, $1,356 and $1,290 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7:-	INTANGIBLE ASSETS, NET

The following table shows the Company’s intangible assets for the periods presented:

	Useful life			December 31,
	(years)			2016	2015

Cost:
Current technology	4.2	-	5.3	$77,080	$77,080
Customer relations		7.3		23,477	23,477
Technology (completion of the development of in-process R&D)		6		7,702	7,702
Distribution agreement		5		2,086	-
Non-competition agreement		3		519	519

				110,864	108,778
Accumulated amortization:
Current technology				48,263	48,263
Customer relations				13,407	13,407
Technology (completion of the development of in-process R&D)				5,134	3,851
Distribution agreement				174	-
Non-competition agreement				519	519

				67,497	66,040
Impairment:
Current technology				28,817	28,817
Customer relations				10,070	10,070

				38,887	38,887

Amortized cost				$4,480	$3,851

a.	Amortization expenses amounted to $1,457, $1,284 and $1,573 for the years ended December 31, 2016, 2015 and 2014, respectively.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,

2017	$1,701
2018	1,701
2019	417
2020	417
2021	244

$4,480

U.S. dollars in thousands, except share and per share data.

NOTE 8:-	FAIR VALUE MEASUREMENTS

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 (see also Note 3):

	Balance as of	Fair value measurements
Description	December 31, 2016	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$1,370	$1,370	-	-

Short-term marketable securities and time deposits
U.S. GSE securities	$376	-	$376	-
Corporate debt securities	$21,045	-	$21,045	-

Long-term marketable securities
U.S. GSE securities	$23,686	-	$23,686	-
Corporate debt securities	$54,406	-	$54,406	-

Derivative assets	$9	-	$9	-

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2016 and 2015 due to the short-term maturity of these instruments.

NOTE 9:-	INVESTMENT IN OTHER COMPANY

On October 24, 2013, the Company made an investment of $2,200 in a private company in Asia. The investment was in return for approximately 14% of the equity of the company, on a fully diluted basis. The Company also signed an agreement pursuant to which it had the option to purchase all of the remaining outstanding securities of the private company by no later than December 31, 2014. The terms and conditions of the investment were modified on November 2014, including an extension of the option to purchase the remaining outstanding securities to December 31, 2015. The investment is accounted under the cost-method in accordance with ASC 325-20.

The Company did not exercise the purchase option by December 31, 2015 and as a result, recorded a write-off in the amount of $400.

During the third quarter of 2016, the Company completed the acquisition of the above referenced private company in Asia and acquired the remaining 86% of the equity of that company, bringing the Company’s holding to 100%. As part of the acquisition, the Company paid $500 to the target company’s shareholders. The fair value of the investment prior to above mentioned acquisition was $1,800. The net fair value of the assets acquired and the liabilities assumed, on the date of acquisition, was as follows:

Working capital	$(380)
Property and equipment	4
Distribution agreement	2,086
Deferred tax liability	(377)
Goodwill	967
$2,300

U.S. dollars in thousands, except share and per share data.

NOTE 10:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2016	2015

Accrued expenses (1)	$1,385	$2,937
Derivative instruments	-	36
Legal, accounting and investors relation accrual	537	615
Royalties and commission	1,128	488
Governmental payables	421	212
Others (1)	85	738

	$3,556	$5,026

(1)

The above decreases in 2016 were mainly related to the reversal of certain provisions due to the elapse of the applicable statute of limitations, in the amount of $2,549, which amount was recorded in other income,

NOTE 11:-	ACCRUED PENSION LIABILITIES

As of December 31, 2016 and 2015, the defined benefits plans that the Company assumed in connection with the CIPT Acquisition that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

U.S. dollars in thousands, except share and per share data.

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and the fair value of assets for the years ended December 31, 2016 and 2015, and the statement of funded status as of December 31, 2016 and 2015:

	December 31,
	2016	2015

Accumulated benefit obligation	$792	$729

Change in benefit obligation

Benefit obligation at beginning of year	$738	$997
Service cost	4	5
Interest cost	17	17
Benefits paid from the plan	(55)	(96)
Actuarial (gain) loss	121	(62)
Exchange rates and others	(22)	(123)

Benefit obligation at end of year	$803	$738

Change in plan assets

Fair value of plan assets at beginning of year	54	116
Actual return on plan assets	3	5
Benefits paid from the plan	(58)	(56)
Exchange rates	1	(11)

Fair value of plan assets at end of year	$-	$54

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
Weighted-average assumptions
Discount rate	1.7%	2.5%	2.1%
Expected return on plan assets	4.59%	4.28%	2.86%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Components of net periodic benefit cost

Service cost	$4	$5	$5
Interest cost	17	17	29
Expected return on plan assets	(3)	(5)	(6)
Amortization of net loss	15	20	11

Net periodic benefit cost	$33	$37	$39

U.S. dollars in thousands, except share and per share data.

	December 31,
	2016	2015

Net amounts recognized in the consolidated balance sheets as of December 31, 2016 and 2015 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	803	684

Net amounts recognized in the consolidated balance sheets	$803	$684

Net amounts recognized in accumulated other comprehensive income as of December 31, 2016 and 2015 consist of:
Net actuarial loss	$(454)	$(351)

Net amounts recognized in accumulated other comprehensive loss	$(454)	$(351)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017 is as follows:

2017

Net actuarial loss and other	$20

Benefit payments are expected to be paid as follows:

Year ending December 31,

2017			$20
2018			$8
2019			$8
2020			$9
2021			$27
2022	-	2026	$84

The Company had no pension plan assets at December 31, 2016.

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

Actuarial losses were recognized in other comprehensive income (loss) in the amount of $117 for the year ended December 31, 2016. Actuarial gains were recognized in other comprehensive income (loss) in the amount of $62 for the year ended December 31, 2015. Actuarial losses were recognized in other comprehensive income (loss) in the amount of $209 for the year ended December 31, 2014.

U.S. dollars in thousands, except share and per share data.

NOTE 12:-	FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2016	2015	2014

Foreign exchange gains	$14	$19	$27
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,534	1,391	1,391
Realized gains on marketable securities	16	3	73

Financial income	1,564	1,413	1,491

Realized losses on marketable securities	33	27	12
Foreign exchange losses	132	58	113
Interest expenses	16	12	24
Other	156	141	138

Financial expense	337	238	287

Financial income, net	$1,227	$1,175	$1,204

NOTE 13:-	STOCKHOLDERS’ EQUITY

a.	Preferred stock:

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

At December 31, 2016, the Company had an accumulated deficit of $96,112. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

U.S. dollars in thousands, except share and per share data.

d.	Share repurchase program:

The Company’s board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, the Company’s board authorized a $10 million dollar buyback program, inclusive of the shares authorized for repurchase from previously authorized share repurchase plans.

In 2016, 2015 and 2014, the Company repurchased approximately 1,051,000, 1,295,000 and 1,414,000 shares, respectively, of common stock at an average purchase price of $10.15, $10.24 and $8.83 per share, respectively, for an aggregate purchase price of $10,666, $13,267and $12,484, respectively. As of December 31, 2016, 320,220 shares of the Company’s common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In 2016, 2015 and 2014, the Company issued 1,409,000, 1,024,000 and 908,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards and had vested RSUs under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2016, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 360,000 shares remained outstanding out of grants made prior to its expiration.

1998 Non-Officer Employee Stock Option Plan (1998 Plan)

In 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2016, 137,681 shares of common stock remained available for grant under the 1998 Plan.

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

2001 Stock Incentive Plan (2001 Plan)

In 2001, the Company adopted the 2001 Plan. The 2001 Plan expired in 2011 and no further grants of awards may be made thereunder. As of December 31, 2016, 2,194,847 shares of common stock were granted under the plan, stock options to acquire 10,000 shares remained outstanding in the plan prior to its expiration.

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

2003 Israeli Share Incentive Plan (2003 Plan)

In 2003, the Company adopted the 2003 Plan, which complied with the Israeli tax reforms. The 2003 Plan terminated in 2012 upon approval of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2016, 10,700,543 shares of common stock had been granted under the plan and stock option and SARs to acquire 228,670 shares of common stock remained outstanding under the plan. As the 2003 Plan expired in May 2012, no further awards may be granted thereunder.

Equity awards under the 2003 Plan were generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Equity awards under the 2003 Plan expired up to seven years after the date of grant.

2012 Equity Incentive Plan (2012 Plan)

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price for stock options under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 2,450,000 shares of common stock. As of December 31, 2016, 513,862 shares of common stock remained available for grant under the 2012 Plan.

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

U.S. dollars in thousands, except share and per share data.

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 4,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 233,000, 233,000 and 310,000 shares of common stock issued at a weighted average purchase price of $7.62, $7.59 and $5.55 per share under the ESPP in 2016, 2015 and 2014, respectively. As of December 31, 2016, 942,000 shares of common stock were reserved under the ESPP.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2016 (after giving effect to the above increases in the equity incentive plans):

ESPP	942,000
Equity awards	652,000
Undesignated preferred stock	5,000,000

6,594,000

U.S. dollars in thousands, except share and per share data.

The following is a summary of activities relating to the Company’s stock options, SARs and RSUs granted among the Company’s various plans:

	Year ended December 31,
	2016			2015			2014
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Options outstanding at beginning of year	3,740	$6.22	$-	4,644	$6.52	$-	6,537	$8.68	$-
Changes during the year:
Options granted	64	$9.44	$-	179	$11.2	$-	232	$9.15	$-
RSUs granted	573	$-	$-	405	$-	$-	337	$-	$-
Exercised (4)	(1,905)	$5.55	$10,344	(1,403)	$5.68	$7,302	(1,715)	$7.92	$3,537
Forfeited and cancelled	(320)	$7.16	$-	(85)	$12.21	$-	(747)	$20.11	$-

Options/SARs/RSUs outstanding at end of year (1,2,4)	2,152	$5.12	$17,347	3,740	$6.22	$13,364	4,644	$6.52	$21,409

Options/SARs/RSUs exercisable at end of year (1,3,4)	1,132	$8.27	$5,703	2,552	$7.47	$6,031	3,106	$7.73	$10,941

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

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 2,038 thousand shares of the Company’s common stock as of December 31, 2016.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,018 thousand shares of the Company’s common stock as of December 31, 2016.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2016, 2015 and 2014 which was $13.05, $9.44 and $10.87 per share, respectively. The intrinsic value for options and SARs exercised and RSUs vested during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and vesting for RSUs and the exercise price of each option, RSU or SAR, as applicable.

U.S. dollars in thousands, except share and per share data.

The stock options and SARs outstanding as of December 31, 2016, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$			thousands		$	thousands		$

0 (RSUs)			851	-	-	-	-	-
5.21	-	7.26	347	3.57	6.12	339	3.58	6.11
7.49	-	9.71	722	3.36	8.18	625	2.80	8.03
10.87	-	15.79	202	4.99	11.60	138	4.92	11.70
21.07	-	25.06	30	0.00	21.70	30	0.00	21.70

			2,152	3.59	5.12	1,132	3.22	8.27

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2016, the outstanding number of SARs was 343,019 and based on the share price of the Company’s common stock as of December 31, 2016 ($13.05 per share), all of those SARs were in the money as of December 31, 2016.

The weighted average estimated fair value of employee RSUs granted during 2016, 2015 and 2014 was $8.33, $10.43 and $7.94 per share, respectively, (using the weighted average pre vest cancellation rate of 3.78%, 3.49% and 3.79% during 2016, 2015 and 2014, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2016, 2015 and 2014 was $3.97, $3.80 and $3.47 per stock option, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Year ended December 31,
	2016	2015	2014

Volatility	46.02%	49.04%	43.14%
Risk-free interest rate	2.29%	1.96%	1.85%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	1.87%	3.95%	4.17%
Post-vest cancellation rate **)	3.44%	3.86%	4.09%
Suboptimal exercise factor ***)	1.69	1.46	1.61
Expected life (years)	5.50	4.43	3.27

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the same assumptions set forth above for the years ended 2016, 2015 and 2014 except the expected life and the volatility. The expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 29.60%-41.21% in 2016, 22.83%-34.53% in 2015 and 29.06%-37.17% in 2014.

The Company’s aggregate equity compensation expenses for the years ended December 31, 2016, 2015 and 2014 totaled $5,088, $5,092 and $5,359, respectively.

U.S. dollars in thousands, except share and per share data.

A summary of the status of the Company’s non-vested stock options, SARs and RSUs as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)	$

Non-vested at January 1, 2016	1,188	6.90

Granted	637	7.89
Vested	(694)	6.59
Forfeited	(112)	7.29

Non-vested at December 31, 2016	1,019	7.69

As of December 31, 2016, equity-based compensation arrangements to purchase a maximum of approximately 1,869,000 shares of common stock were vested and expected to vest (the calculation takes into consideration the average forfeiture rate).

As of December 31, 2016, there was a total unrecognized compensation expense of $4,206 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2016 through 2020.

NOTE 14:-	COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel. The lease agreement for the Israeli facilities is effective until November 2018. The Company leases its facilities in the U.S. under a contract which terminates in 2018. The Company’s subsidiaries in Scotland, Japan, Germany, China, Hong-Kong and South Korea have lease agreements for their facilities that terminate in 2017, 2018, 2017, 2017, 2019 and 2017, respectively. The Company’s subsidiary in India has a lease agreement which terminates in 2020. The Company has operating lease agreements for its motor vehicles which terminate in 2017 through 2019.

At December 31, 2016, the Company is required to make the following minimum lease payments under non-cancelable operating leases for motor vehicles and facilities:

Year ended December 31,

2017	$2,689
2018	2,202
2019	502

$5,393

Facilities rental expenses amounted to $2,362, $2,252 and $2,298 for the years ended December 31, 2016, 2015 and 2014, respectively.

b.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2016, the Company had obtained grants from the Israeli Office of the Chief Scientist (the “IIA”) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the OCS, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

U.S. dollars in thousands, except share and per share data.

As of December 31, 2016, the aggregate contingent liability to the IIA amounted to $9,841. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA.  Such approval is not required for the sale or export of any products resulting from such research or development.  The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 15:-	TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2016	2015	2014
Domestic taxes

Federal taxes:
Current	$-	$-	$-

State taxes:
Current	3	2	2

Foreign taxes:
Current (1)	264	1,081	(1,673)
Deferred (2)	327	(756)	(1,170)

	591	325	(2,843)

Tax expenses (income) tax benefit	594	$327	$(2,841)

(1)

Includes for 2014 (i) income in the amount of $858 due to reversal of income tax contingency reserves that were determined to be no longer needed due to finalization of a tax assessment of one of the Company’s subsidiaries and (ii) income in the amount of $1,234 due to removal of valuation allowance of tax advances.

(2)	Includes for 2014 income tax benefit in the amount of $827 due to elimination of valuation allowance of deferred tax assets.

U.S. dollars in thousands, except share and per share data.

There were no tax benefits associated with the exercise of non-qualified stock options in 2016, 2015 and 2014.

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2016	2015	2014

Domestic	$(2,188)	$(909)	$(3,497)
Foreign	7,595	2,798	4,258

	$5,407	$1,889	$761

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2016	2015	2014

Income (loss) before taxes on income	$5,407	$1,889	$761

Theoretical tax at U.S. statutory tax rate (35%)	$1,892	$661	$266
State taxes, net of federal benefit	3	2	2
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(2,580)	(2,209)	(5,974)
Nondeductible equity-based compensation expenses	695	1,782	1,876
Valuation allowance in U.S.	583	91	989
Other	1	-	-

	$594	$327	$(2,841)

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

U.S. dollars in thousands, except share and per share data.

	December 31,
	2016	2015

Reserves and accruals	$1,322	$1,823
Equity-based compensation	846	462
Intangible assets	688	805
Carryforward tax losses	5,770	5,798 (1)

Total deferred tax assets (long-term)	8,626	8,888
Valuation allowance	(7,708)	(7,577)

Total	$918	$1,311

Total deferred tax assets	$918	$1,311

Deferred tax liabilities, net (Long term):
Acquired intangible assets	987	963
Acquired carryforward tax losses	(200)	(487)

Total deferred tax liabilities, net	$787	$476

(1) The amount in 2015 is after a deduction of $200,208 carryforward tax losses of a foreign subsidiary that expired by December 31, 2015.

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $7,708 and $7,577 was recognized as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $124.9 million. Out of total cash, cash equivalents and marketable securities of $124.9 million, $114.4 million was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

U.S. dollars in thousands, except share and per share data.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2016	2015

Gross unrecognized tax benefits at January 1	$1,711	$1,031
Increases (decreases) in tax positions for previous years (1)	(918)	177
Increases in tax positions for current year	396	533
Change in interest and linkage related to tax positions	(166)	(30)

Gross unrecognized tax benefits at December 31	$1,023	$1,711

(1)

The decrease in 2016 is mainly the result of finalization of an examination that was conducted by the German tax authorities of the Company’s German tax returns for 2007 – 2009 and the tax payment that was made following such examination.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,023 and $1,711 at December 31, 2016 and 2015, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2016 and 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $46 and $180, respectively.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company’s U.S. federal income tax returns for 2004. The statute of limitations relating to the Company’s consolidated Federal income tax return is closed for all tax years up to and including 2012.

The last examination conducted by the Israeli tax authorities was with respect to the Company’s Israeli income tax returns for the years between 2006 and 2012.

With respect to DSP Israel, the tax returns up to and including 2012 are considered to be final and not subject to any audits due to the expiration of the statute of limitations.

With respect to the Company’s Swiss subsidiary, which is undergoing a liquidation, the statute of limitations related to its tax returns is opened for all tax years since 2010.

A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the German tax authorities of the Company’s German tax returns for 2010 – 2013. The Company currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

U.S. dollars in thousands, except share and per share data.

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

DSP Israel’s first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between six to eight years. As of 2016, all those investment programs were no longer entitled to a reduced corporate tax rate.

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

U.S. dollars in thousands, except share and per share data.

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

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments (the “2016 Amendment") was published. According to the 2016 Amendment, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter. DSP Israel is not located in development area A.

The 2016 Amendment also prescribes special tax tracks for technological enterprises, which are subject to rules that are to be issued by the Minister of Finance by March 31, 2017.

The new tax tracks under the 2016 Amendment are as follows:

Technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion ($2.6 billion). A technological preferred enterprise, as defined in the Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property. DSP Israel is located in the center of Israel and is a technological preferred enterprise and is subject to a tax rate of 12%.

Any dividends distributed to "foreign companies," as defined in the Law, deriving from income from the technological enterprises, will be subject to a tax rate of 4%.

U.S. dollars in thousands, except share and per share data.

The Company evaluated the effect of the adoption of the 2016 Amendment on its financial statements and determined to not apply for the 2016 Amendment. Rather, the Company has continued to comply with the Law as it was in effect prior to enactment of the 2016 Amendment until the earlier of such time that compliance with the Law prior to enactment of the 2016 Amendment is no longer in the Company’s best interests or until the expiration of its current investment programs. The Company may change its position in the future.

The Company is required to comply with the 2016 Amendment subsequent to the expiration of the Company’s current investment programs and for any new qualified investment program after a transitional period. Once the Company is required to comply with the 2016 Amendment, its average tax rate may increase.

As of December 31, 2016, DSP Israel believed that it met all the conditions required under the plans, which include, among other things, an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (25% for 2016) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2016, approximately $33,293 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $3,699 would have been incurred as of December 31, 2016.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprises” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (25% for 2016).

g.	The Law for Encouragement of Industry (Taxation), 1969:

DSP Israel has the status of an “industrial company”, as defined by this law. According to this status and by virtue of regulations published thereunder, DSP Israel is entitled to claim a deduction of accelerated depreciation on equipment used in industrial activities, as determined in the regulations issued under the Inflationary Law. The Company is also entitled to amortize a patent or rights to use a patent or intellectual property that are used in the enterprise's development or advancement, to deduct issuance expenses for shares listed for trading, and to file consolidated financial statements under certain conditions.

U.S. dollars in thousands, except share and per share data.

h.	Israeli tax rates:

The rate of the Israeli corporate tax is as follows: 2014 and 2015 – 26.5% and 2016 – 25%, and Tax rate of 25% applies to capital gains arising after January 1, 2003.

In December 2016, the Israeli Parliament approved the 2016 Amendment which reduced the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

j.

The Company has accumulated losses for federal and state tax purposes as of December 31, 2016 of approximately $13,725 and $2,950, respectively, which may be carried forward and offset against future taxable income for a period of fifteen to twenty years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2016, of approximately $14,534 (including research and development expense carry forwards), which may be carried forward and offset against future taxable income for an indefinite period. The Swiss subsidiary, which is undergoing a liquidation, has accumulated losses for tax purposes as of December 31, 2016, of approximately $1,621, which may be carried forward and offset against future taxable income for a period of seven years from its creation.

NOTE 16:-	BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2016	2015	2014
Numerator:

Net income	$4,813	$1,562	$3,602

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings per share (in thousands)	21,800	21,924	21,968
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	1,087	1,416	986

Weighted average number of shares of common stock used to compute diluted net earnings per share (in thousands)	22,887	23,340	22,954

Basic net earnings per share	$0.22	$0.07	$0.16

Diluted net earnings per share	$0.21	$0.07	$0.16

U.S. dollars in thousands, except share and per share data.

NOTE 17:-	SEGMENT INFORMATION

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total consolidated revenues and amounted to 57%, 72% and 79% of the Company’s total revenues for 2016, 2015 and 2014, respectively, and (ii) revenues from home gateway products amounted to 8%, 10% and 8% of the Company’s total revenues for 2016, 2015 and 2014, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 19%, 15% and 10% of its total revenues for 2016, 2015 and 2014, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total consolidated revenues for the years 2016, 2015 and 2014.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s HDCear products represented 12%, 0%, and 0% of the Company’s total consolidated revenues for the years 2016, 2015 and 2014. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for the years 2016, 2015 and 2014.

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those the Company uses for consolidation of its financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses and certain corporate governance costs.

U.S. dollars in thousands, except share and per share data.

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the year ended December 31, 2016, 2015 and 2014:

	Year ended December 31
	Revenues			Income (loss) from operations
	2016	2015	2014	2016	2015	2014
Home	$95,388	$121,714	$128,690	$17,715	$24,815	$23,438
Office	$26,590	$22,216	$14,276	$(2,961)	$(4,861)	$(2,805)
Mobile	$15,891	$341	$70	$(5,190)	$(10,308)	$(11,983)
Total	$137,869	$144,271	$143,036	$9,564	$9,646	$8,650

U.S. dollars in thousands, except share and per share data.

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2016	2015	2014
Income from operations	$9,564	$9,646	$8,650
Unallocated corporate, general and administrative expenses *	(1,388)	(2,156)	(2,161)
Other income	2,549	-	-
Equity-based compensation expenses	(5,088)	(5,092)	(5,359)
Intangible assets amortization expenses	(1,457)	(1,284)	(1,573)
Write–off of expired option related to investment in other company	-	(400)	-
Financial income, net	1,227	1,175	1,204
Total consolidated income before taxes	$5,407	$1,889	$761

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2016	2015	2014
Revenue distribution

Hong-Kong	$56,768	$72,608	$79,622
Japan	18,440	26,114	31,261
Europe	9,703	8,464	6,787
United States	4,696	3,944	4,702
China	10,244	10,359	6,568
Taiwan	16,428	16,902	9,077
South Korea	17,503	1,913	1,308
Other	4,087	3,967	3,711

	$137,869	$144,271	$143,036

For a summary of revenues from major customers, please see Note 1. The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2016	2015
Long-lived assets

Europe	$216	$259
Israel	2,652	2,989
Other	1,262	516

	$4,130	$3,764

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2016, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders to be held on May 15, 2017.

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

Description:
Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:
Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2016.

List of Exhibits:

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, effective as of June 22, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2015, and incorporated herein by reference).

3.3	Amendment to Second Restated Certificate of Incorporation, effective as of June 7, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2016, and incorporated herein by reference).

10.1

Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference). ††

10.2

Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.3

Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4

Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.5

Amended and Restated 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015, and incorporated herein by reference). ††

10.6

Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, and incorporated herein by reference).

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

10.16

Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference). ††

10.17

Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference). ††

10.18

Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective June 25, 2009 (filed as Exhibit 10.32 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.19

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective January 31, 2011 (filed as Exhibit 10.33 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.20

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011(filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

Exhibit Number	Description

10.21

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

10.26	DSP Group, Inc. Amended and Restated 2012 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2015, and incorporated herein by reference). ††

10.27

Amendment to Employment Agreement of Ofer Elyakim, effective March 5, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.28	Amendment to Employment Agreement of Dror Levy, effective March 5, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.29

Form of Restricted Stock Unit Agreement for Israeli Resident Grantees under the 2012 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 21, 2013, and incorporated herein by reference). ††

10.30

Amendment to Employment Agreement of Ofer Elyakim, effective October 31, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.31

Amendment to Employment Agreement of Dror Levy, effective October 31, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.32

Form of Restricted Stock Unit Agreement for Members of the Board of Directors under the 2012 Stock Incentive Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 18, 2014, and incorporated herein by reference). ††

10.33

Form of Restricted Stock Unit Agreement for Members of the Board of Directors Who Are Israeli Residents under the 2012 Stock Incentive Plan (filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 18, 2014, and incorporated herein by reference). ††

10.34

Amended and Restated Director Equity Sub-Plan under the 2012 Equity Incentive Plan (filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 18, 2014, and incorporated herein by reference). ††

10.35

2016 Performance-Based Bonus Plan applicable for the Chief Executive Officer and Chief Operating Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on March 18, 2016, and incorporated herein by reference). ††

Exhibit Number	Description

10.36	2017 Performance-Based Bonus Plan applicable for the Chief Executive Officer and Chief Financial Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on February 9, 2017, and incorporated herein by reference). ††

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K. * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ Ofer Elyakim
Ofer Elyakim
Chief Executive Officer (Principal Executive Officer)

Date:	March 16, 2017

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

Signature	Title	Date

/s/ Patrick Tanguy	Chairman of the Board	March 16, 2017
Patrick Tanguy

/s/ Ofer Elyakim	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2017
Ofer Elyakim

/s/ Dror Levy	Chief Financial Officer and Secretary	March 16, 2017
Dror Levy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Lacey	Director	March 16, 2017
Thomas A. Lacey

/s/ Gabi Seligsohn	Director	March 16, 2017
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 16, 2017
Yair Seroussi

/s/ Norman Taffe	Director	March 16, 2017
Norman Taffe

/s/ Kenneth H. Traub	Director	March 16, 2017
Kenneth H. Traub

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2015:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2016:
Allowance for doubtful accounts
Sales returns reserve	-	-	-