Form 10-Q
period 2017-03-31
DSP GROUP INC /DE/
filed 2017-05-10
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

___________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, there were 22,169,054 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,216	$17,752
Restricted deposit	5	70
Marketable securities and short-term deposits	34,277	29,031
Trade receivables	18,159	19,069
Other accounts receivable and prepaid expenses	3,009	2,331
Inventories	9,239	9,748

TOTAL CURRENT ASSETS	81,905	78,001

PROPERTY AND EQUIPMENT, NET	4,042	4,130

NON-CURRENT ASSETS:
Long-term marketable securities	68,292	78,092
Long-term prepaid expenses and lease deposits	1,429	1,329
Deferred income taxes	1,088	918
Severance pay fund	13,770	12,751
Intangible assets, net	4,055	4,480
Goodwill	6,243	6,243
	94,877	103,813
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$180,824	$185,944

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$10,266	$12,540
Accrued compensation and benefits	6,525	8,666
Income tax accruals and payables	1,111	1,137
Accrued expenses and other accounts payable	2,997	3,556

TOTAL CURRENT LIABILITIES	20,899	25,899

NON-CURRENT LIABILITIES:
Deferred income taxes	688	787
Accrued severance pay	13,965	12,908
Accrued pensions	815	803
TOTAL NON-CURRENT LIABILITIES	15,468	14,498

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2017 and December 31, 2016; Issued and outstanding shares: 22,168,804 and 21,931,157 shares at March 31, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	367,652	366,121
Treasury stock at cost	(120,404)	(122,632)
Accumulated other comprehensive loss	(1,537)	(1,852)
Accumulated deficit	(101,276)	(96,112)

TOTAL STOCKHOLDERS’ EQUITY	144,457	145,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,824	$185,944

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2017	2016

Revenues	$27,933	$27,659
Cost of revenues (1)	15,686	15,942

Gross profit	12,247	11,717
Operating expenses:
Research and development, net (2)	9,190	8,889
Sales and marketing (3)	3,575	3,392
General and administrative (4)	2,487	2,283
Intangible assets amortization	425	321
Total operating expenses	15,677	14,885
Operating loss	(3,430)	(3,168)
Financial income, net	416	292
Loss before taxes on income	(3,014)	(2,876)
Income tax benefit (expense)	148	(37)

Net loss	$(2,866)	$(2,913)
Net loss per share:
Basic	$(0.13)	$(0.13)
Diluted	$(0.13)	$(0.13)
Weighted average number of shares used in per share computations of net earnings
Basic	22,102	21,711
Diluted	22,102	21,711

(1)	Includes equity-based compensation expense in the amount of $97 and $61 for the three months ended March 31, 2017 and 2016, respectively.
(2)	Includes equity-based compensation expense in the amount of $616 and $426 for the three months ended March 31, 2017 and 2016, respectively.
(3)	Includes equity-based compensation expense in the amount of $300 and $131 for the three months ended March 31, 2017 and 2016, respectively.
(4)	Includes equity-based compensation expense in the amount of $518 and $367 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

  DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2017	2016

Net loss:	$(2,866)	$(2,913)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	204	414
Reclassification adjustments for losses included in net loss	47	25
Net change	251	439
Cash flow hedges:
Changes in unrealized gains/losses	143	168
Reclassification adjustments for (gains) losses included in net loss	(75)	29

Net change	68	197

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	4

Net change	5	4

Foreign currency translation adjustments, net	(9)	43

Other comprehensive income	315	683

Comprehensive loss	$(2,551)	$(2,230)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2017	2016

Net cash used in operating activities	$(4,118)	$(4,220)
Investing activities
Purchases of marketable securities	(3,297)	(20,220)
Proceeds from maturity of marketable securities	4,779	16,700
Proceeds from sales of marketable securities	3,089	6,556
Purchases of property and equipment	(387)	(651)
Decrease (increase) in restricted deposits	65	(4)

Net cash provided by investing activities	4,249	2,381

Financial activities
Purchase of treasury stock	(1,313)	(2,468)
Issuance of common stock and treasury stock upon exercise of stock options	647	580

Net cash used in financing activities	(666)	(1,888)

Decrease in cash and cash equivalents	(535)	(3,727)

Erosion due to exchange rate differences	(1)	55

Cash and cash equivalents at the beginning of the period	17,752	13,704

Cash and cash equivalents at the end of the period	$17,216	$10,032

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended March 31, 2016	Number of common stock	Common stock	Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2015	21,573	$22	$361,023	$(125,697)	$(90,763)	$(1,267)	$143,318
Net loss	-	-	-	-	(2,913)	-	(2,913)
Change in accumulated other comprehensive income	-	-	-	-	-	683	683
Purchase of treasury stock	(275)	*)	-	(2,407)	-	-	(2,407)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	114	*)	-	1,114	(235)	-	879
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	285	*)	-	2,778	(2,198)		580
Equity-based compensation	-	-	985	-	-	-	985
Balance at March 31, 2016	21,697	$22	$362,008	$(124,212)	$(96,109)	$(584)	$141,125
Three Months Ended March 31, 2017
Balance at December 31, 2016	21,931	$22	$366,121	$(122,632)	$(96,112)	$(1,852)	$145,547
Net loss	-	-	-	-	(2,866)	-	(2,866)
Change in accumulated other comprehensive income	-	-	-	-	-	315	315
Purchase of treasury stock	(124)	*)	-	(1,313)	-	-	(1,313)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	113	*)	-	1,110	(168)	-	942
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	249	*)	-	2,431	(2,130)		301
Equity-based compensation	-	-	1,531	-	-	-	1,531
Balance at March 31, 2017	22,169	$22	$367,652	$(120,404)	$(101,276)	$(1,537)	$144,457

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2016.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the interim condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the quarter ended March 31, 2017. There was no material impact of this standard on the Company’s financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized on the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

Work-in-process	$4,592	$5,784
Finished goods	4,647	3,964

	$9,239	$9,748

Inventory write-off amounted to $59 and $57 for the three months ended March 31, 2017 and 2016, respectively.

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

	Three months ended March 31,
	2017	2016
	(Unaudited)

Net loss	$(2,866)	$(2,913)
Loss per share:
Basic	$(0.13)	$(0.13)
Diluted	$(0.13)	$(0.13)
Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	22,102	21,711
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	22,102	21,711

NOTE D — MARKETABLE SECURITIES and time deposits

The Company accounts for investments in marketable securities in accordance with FASB ASC No.320-10 "Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2017 and December 31, 2016:

	Amortized cost		Unrealized losses, net		Fair value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	7,786	$7,610	$-	$-	$7,786	$7,610
U.S. GSE securities	20,917	24,351	(293)	(289)	20,624	24,062
Corporate obligations	74,716	76,264	(557)	(813)	74,159	75,451

	$103,419	$108,225	$(850)	$(1,102)	$102,569	$107,123

The amortized cost of marketable debt securities and short-term deposits at March 31, 2017, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$34,335	$5	$(63)	$34,277
Due after one year to five years	69,084	52	(844)	68,292

	$103,419	$57	$(907)	$102,569

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2017, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2017 amounted to $73,049, while the unrealized losses for these marketable securities amounted to $907. Of the $907 unrealized losses outstanding as of March 31, 2017, a portion of which in the amount of $167 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $740 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2017 and 2016 were $4,779 and $16,700, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2017 and 2016 were $3,089 and $6,556, respectively. Net realized losses from the sale of available-for-sale securities for the three months ended March 31, 2017 were $47 compared to net realized losses for the three months ended March 31, 2016 of $25. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $1,132 and $1,023 at March 31, 2017 and December 31, 2016, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2017 and December 31, 2016, the Company had accrued interest and penalties relating to unrecognized tax benefits of $55 and $46, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three months ended March 31, 2017 and 2016, of the Company’s significant customers:

	Three months ended March 31,
Major customers/ distributors	2017	2016

VTech Holdings Ltd.	30%	32%

Tomen Electronics Corporation ¹ ²	12%	9%

Ascend Technology Inc. ¹ ³	21%	15%

Samsung Electronics Ltd.	1%	14%

¹ Distributor.

² Tomen Electronics sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three months periods ended March 31, 2017 and 2016 .³ Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three months periods ended March 31, 2017 and 2016.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2017, the Company had outstanding option contracts in the amount of $2,250 and no outstanding foreign exchange forward contracts. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $78 and $1, respectively, at March 31, 2017. The Company recorded a net amount of $77 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheet at March 31, 2017.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2017 that resulted from the above referenced hedging transactions was $58, $6 and $10, respectively.

The fair value of the outstanding derivative instruments at March 31, 2017 and December 31, 2016 is summarized below:

		Fair value of derivative instruments
Derivative Assets (Liabilities)	Balance Sheet Location	March 31, 2017	December 31, 2016
		Unaudited

Foreign exchange put and -call options	Other accounts receivable and prepaid expenses	$77	$9

		$77	$9

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the three months ended March 31, 2017 and 2016 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	Unaudited
	2017	2016

Foreign exchange forward and option contracts	$143	$168

	Gains (losses) reclassified from OCI into income
		for the three months ended March 31,
		Unaudited
	Location	2017	2016

Foreign exchange forward and option contracts	Operating expenses	$75	$(29)

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the three months ended March 31, 2017 and March 31, 2016:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended March 31, 2017 and 2016 was $9.51 and $8.18 per share, respectively (using the weighted average pre vest cancellation rate of 3.59% and 3.63% for the three months ended March 31, 2017 and 2016, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and stock appreciation rights ("SARs") granted during the three months ended March 31, 2017 and 2016 was $2.97 and $3.97 per stock option and SARs, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Three months ended March 31,
	2017	2016
Volatility	37.69%	46.02%
Risk-free interest rate	2.24%	2.29%
Dividend yield	0%	0%
Pre-vest cancellation rate	4.03%	1.87%
Post-vest cancellation rate	3.45%	3.44%
Suboptimal exercise factor	1.33	1.69

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for stock options and SARs granted during the three months ended March 31, 2017 and 2016 derived from the binomial model was 4.24 and 5.63 years, respectively.

Employee stock benefit plans

As of March 31, 2017, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of March 31, 2017, approximately 829,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 72,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at December 31, 2016	2,152	$5.12
Options granted	78	11.93
RSUs granted	443	-
SARs granted	168	10.15
Options / SARs / RSUs cancelled/forfeited/expired	(55)	11.75
Options / SARs exercised and RSUs vested	(279)	$2.32
Outstanding at March 31, 2017 (1)	2,507	$4.93	4.31	$17,815
Exercisable at March 31, 2017 (2)	1,103	$8.02	3.60	$4,429

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2017 ($12.00 per share).

(1) Due to the ceiling imposed on the stock appreciation right ("SAR") grants, the outstanding amount above can be exercised for a maximum of 2,324,000 shares of the Company’s common stock as of March 31, 2017. SAR grants made before January 1, 2010 are convertible for a maximum number of shares of the Company's common stock equal to 75% of the SARs subject to the grant. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 1,004,000 shares of the Company’s common stock as of March 31, 2017.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2017 with exercise prices above $12.00 per share (the closing price of the Company’s common stock on March 31, 2017) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $12.00	1,063	$7.83	1,356	$2.13	2,419	$4.63
Above $12.00	40	$13.10	48	$13.05	88	$13.07
Total	1,103	$8.02	1,404	$2.50	2,507	$4.93

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2017 and 2016 totaled $1,531 and $985, respectively.

As of March 31, 2017, there was $7,612 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2017 through 2021.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the three months ended March 31, 2017 and 2016 are as follows:

	March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost and amortization of loss	$6	$5
Interest cost	3	4
Expected return on plan assets	-	(1)

Net periodic benefit cost	$9	$8

The net pension liability as of March 31, 2017 amounted to $815.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017:

	Balance as of	Fair value measurements
	March 31, 2017	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$7,426	$7,426	-	-

Short-term marketable securities and cash deposits:
Corporate debt securities	$26,491	-	$26,491	-

Long-term marketable securities:
U.S. GSE securities	$20,624	-	$20,624	-
Corporate debt securities	$47,668	-	$47,668	-

Derivative Assets	$77	-	$77	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016.

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2017 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first three months of 2017, the Company repurchased 124,294 shares of common stock at an average purchase price of $10.56 per share for an aggregate purchase price of $1,313. As of March 31, 2017, 195,926 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

Repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. The Company reissues treasury shares pursuant to its stock purchase plan, upon exercise of options and upon vesting of restricted stock units. Reissuance of treasury shares is accounted for in accordance with ASC No. 505-30 whereby gains are credited to additional paid-in capital and losses are charged to additional paid-in capital to the extent that previous net gains are included therein; otherwise losses are charged to retained earnings.

During the first three months of 2017, the Company issued approximately 362,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 60% and 54% of the Company’s total revenues for the first three months of 2017 and 2016, respectively, and (ii) revenues from home gateway products amounted to 10% of the Company’s total revenues for both the first three months of 2017 and 2016.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 24% and 18% of its total revenues for the first three months of 2017 and 2016, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for both the first three months of 2017 and 2016.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s HDClear products represented 1% and 14% of the Company’s total revenues for the first three months of 2017 and 2016, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for both the first three months of 2017 and 2016.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2017 and 2016:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2017	2016	2017	2016

Home	$20,955	$18,655	$3,342	$1,478
Office	6,599	5,078	614	(2,023)
Mobile	379	3,926	(5,017)	(818)

Total	$27,933	$27,659	$(1,061)	$(1,363)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Three months ended March 31,
	2017	2016

Loss from operations	$(1,061)	$(1,363)
Unallocated corporate, general and administrative expenses	(413)	(499)
Equity-based compensation expenses	(1,531)	(985)
Intangible assets amortization expenses	(425)	(321)
Financial income, net	416	292

Total consolidated loss before taxes	$(3,014)	$(2,876)

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2017:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(1,101)	$9	$(455)	$(305)	$(1,852)
Other comprehensive income (loss) before reclassifications	204	143	-	(9)	338
Losses (gains) reclassified from accumulated other comprehensive income (loss)	47	(75)	5	-	(23)

Net current period other comprehensive income (loss)	251	68	5	(9)	315

Ending balance	$(850)	$77	$(450)	$(314)	$(1,537)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017:

Details about accumulated other comprehensive income (loss) components	Losses (Gains) Reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$47	Financial income, net
	-	Provision for income taxes
	47	Total, net of income taxes
Gains on cash flow hedges
	(59)	Research and development
	(6)	Sales and marketing
	(10)	General and administrative
	(75)	Total, before income taxes
	-	Provision for income taxes

	(75)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing

	5	Total, before income taxes

	-	Provision for income taxes

	5	Total, net of income taxes

Total reclassifications for the period	$(23)	Total, net of income taxes

NOTE O—GOVERNMENT GRANTS

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period during which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants in the amount of $0.1 and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products, the development of which benefited from grants received from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the IIA may become repayable if certain criteria under the grants are not met. In addition, the grants may be required to be repaid with a multiple of up to six times the initial grant amount in case the technology that was developed using these grants are transferred, directly or indirectly, to a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from some of our new products will continue to increase in 2017 and expect such revenues to represent a higher percentage of 2017 total revenues, as compared to 2016;

●

Our anticipation that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins;

●	Our anticipation that annual revenues generated from our new products in the VoIP, home gateway and home-automation domains will increase in 2017 as compared to 2016;

●	Our belief that our past research and development investments in new technologies are paying off;

●

Our belief that new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for 2017 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue; and

●	Our belief that our available cash and cash equivalents at March 31, 2017 should be sufficient to finance our operations for the foreseeable future.

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

A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 60% of our total revenues for the first quarter of 2017.

Our revenues were $27.9 million for the first three months of 2017, a 1% increase compared to the corresponding period of 2016. The increase for the first quarter of 2017 was primarily as a result of an increase in sales of our VoIP and cordless telephony products, partially offset by decreased sales of our HDClear products. Revenues from our new products accounted for 40% of our total revenues for the first three months of 2017, as compared to 46% of our total revenues for the first three months of 2016.

Revenues derived from the sale of cordless telephony products represented 60% of our total revenues for the first quarter of 2017, as compared to 54% of our total revenues for the first quarter of 2016. Sales of our home gateway products represented 10% of our total revenues for both first quarters of 2017 and 2016. Sales of our VoIP products represented 24% of our total revenues for the first quarter 2017, as compared to 18% of our total revenues for the first quarter of 2016. Revenues from our HDClear products represented 1% of our total revenues for the first quarter of 2017, as compared to 14% of our total revenues for the first quarter of 2016. We expect that revenues from some of our new products will continue to increase in 2017 and expect such revenues to represent a higher percentage of 2017 total revenues, as compared to 2016.

Our gross margin increased to 43.8% of our total revenues for the first quarter of 2017 from 42.4% for the first quarter of 2016, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. We anticipated that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $3.4 million for the first quarter of 2017, as compared to an operating loss of $3.2 million for the first quarter of 2016. The increase in our operating loss is attributed to an increase in total operating expenses for the first three months of 2017 as compared to the corresponding period of 2016. This was partially offset by an increase in total revenues and gross margin for the first three months of 2017, as compared to the corresponding period of 2016. Our operating expenses increased by 5% to $15.7 million for the first quarter of 2017, as compared to $14.9 million for the first quarter of 2016, mainly as a result of an increase in equity-based compensation expenses for the first quarter of 2017, as compared for the first quarter of 2016.

Notwithstanding our success in increasing our gross margin as a percentage of our total revenues, we expect that our financial condition will continue to be challenged by the expected decline of the cordless telephony market. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to continue to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Aggregate revenues derived from our new products were 40% and 46% of our total revenues for the first quarter of 2017 and 2016, respectively. Notwithstanding the loss of a design win for a flagship mobile phone, based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products in the VoIP, home gateway and home-automation domains will increase in 2017 as compared to 2016.

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

As of March 31, 2017, our principal source of liquidity consisted of cash and cash equivalents of $17.2 million and marketable securities and short term deposits of $102.6 million, totaling $119.8 million.

RESULTS OF OPERATIONS

Total revenues.

The following tables represent our total revenues and our revenues by product family for the three month periods ended March 31, 2017 and 2016 (dollars in millions):

	Three months ended March 31,
	2017	2016	Change
Total Revenues (1)	$27.9	$27.7	1%
Cordless (2)	$16.8	$14.9	13%
Percentage of total revenues	60%	54%
Home Gateway	$2.7	$2.7	(1%)
Percentage of total revenues	10%	10%
Home automation (3)	$1.5	$1.1	42%
Percentage of total revenues	5%	4%
VoIP (4)	$6.6	$5.1	30%
Percentage of total revenues	24%	18%
HDClear (5)	$0.4	$3.9	(90%)
Percentage of total revenues	1%	14%

1.The increase in revenues for the first quarter of 2017 as compared to the same period in 2016 was primarily as a result of increased sales of our cordless telephony, VoIP and home automation products, offset to some extent by a decrease in sales of our HDClear products.

2.The increase in cordless revenues for the first quarter of 2017 compared to the same period in 2016 was mainly attributable to a recovery from the inventory correction we experienced in the first quarter of 2016.

3.The increase of our home automation product sales for the comparable periods is attributable to an increase in customer demand for our home automation products.

4.The increase in our VoIP sales for the comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this market.

5.The decrease in our HDClear product sales for the comparable periods was attributed to a decrease in demand from our tier one mobile customer.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended March 31,
	2017	2016
United States	$1,299	$720
Japan	3,804	2,665
Europe	2,094	1,669
Hong-Kong	11,544	11,702
China	2,347	2,531
Taiwan	4,586	3,367
Korea	869	4,427
Other	1,390	578

Total revenues	$27,933	$27,659

Sales to our customers in Japan increased for the first quarter of 2017 as compared to the same period of 2016, representing an increase of 43% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted mainly from an increase in sales, through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a 60% increase in absolute dollars for the first quarter of 2017, as compared to the first quarter of 2016.

Sales to our customers in Taiwan increased for the first quarter of 2017, as compared to the same period of 2016, representing an increase of 36% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. ("Ascend Technology").

Sales to our customers in Korea decreased for the first quarter of 2017, as compared to the same period of 2016, representing a decrease of 80% in absolute dollars, resulted mainly from a decrease in demand from our tier one mobile customer.

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

The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Vtech Holdings Ltd.	30%	32%

Samsung Electronics Ltd.	1%	14%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Tomen Electronics (1)	12%	9%

Ascend Technology (2)	21%	15%

(1)

Our distributor, Japan-based Tomen Electronics, sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for the first quarter of 2017 or 2016.

(2)	Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for the first quarter of 2017 or 2016.

Significant products. Revenues from our digital cordless telephony products represented 60% and 54% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2017. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 10% of our total revenues for both the three months ended March 31, 2017 and 2016.

Revenues from our home automation products represented 5% and 4% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

Revenues from our VoIP products represented 24% and 18% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

Revenues from our HDClear products represented 1% and 14% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

Gross profit. Gross profit as a percentage of revenues was 43.8 % for the first quarter of 2017 and 42.4% for the first quarter of 2016. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

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

Research and development expenses, net. Our research and development expenses, net, increased to $9.2 million for the first quarter of 2017 from $8.9 million for the first quarter of 2016. The increase for the first quarter of 2017 was mainly due to (i) a decrease in funding received from Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) in the amount of $0.5 million, as compared to the first quarter of 2016, and (ii) an increase in equity-based compensation expense of $0.2 million, as compared to the first quarter of 2016. Those increases were partially offset by a decrease in subcontractor and labor contractor expenses for the first quarter of 2017, as compared to the first quarter of 2016.

Our research and development expenses, net, as a percentage of our total revenues were 33% and 32% for the three months ended March 31, 2017 and 2016, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three months ended March 31, 2017 was mainly due to an increase in research and development expenses for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $3.6 million for the first quarter of 2017 from $3.4 million for the first quarter of 2016. The increase in sales and marketing expenses for the first quarter of 2017, compared to the comparable period of 2016, was mainly due to an increase in equity-based compensation expenses for the first quarter of 2017, as compared to the first quarter of 2016.

Our sales and marketing expenses, net, as a percentage of our total revenues were 13% and 12% for the three months ended March 31, 2017 and 2016, respectively. The increase as a percentage of our total revenues for the three months ended March 31, 2017 was mainly due to an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.5 million and $2.3 million for the first quarter of 2017 and 2016, respectively. The increase in general and administrative expenses for the first quarter of 2017, as compared to the comparable period of 2016, was mainly due to an increase in employee related expenses and equity-based compensation expenses, partially offset by a decrease in legal expenses for the first quarter of 2017, as compared to the corresponding period of 2016.

General and administrative expenses as a percentage of our total revenues were 9% and 8% for the three months ended March 31, 2017 and 2016, respectively. The increase in general and administrative expenses, as a percentage of our total revenues for the three months period ended March 31, 2017 as compared to the three month period ended March 31, 2016, was mainly due to an increase in general and administrative expenses for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 60% and 54% of our total revenues for the first three months of 2017 and 2016, respectively, and (ii) revenues from home gateway products amounted to 10% of our total revenues for both the first three months of 2017 and 2016.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. VoIP products in the Office segment represented 24% and 18% of our total revenues for the first three months of 2017 and 2016, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the first three months of 2017 and 2016.

Mobile - Products for the mobile market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone and mobile headsets and wearable devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the mobile segment represented 1% and 14% of our total revenues for the first three months of 2017 and 2016, respectively. No revenues derived from other HDClear products in the mobile segment exceeded 10% of our total consolidated revenues for the first three months of 2017 and 2016.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to our management or disclosed in the financial information for segments.

Selected operating results information for each business segment was as follows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	Revenues		Income (loss) from operations
	2017	2016	2017	2016
Home	$20,955	$18,655	$3,342	$1,478
Office	$6,599	$5,078	$614	$(2,023)
Mobile	$379	$3,926	$(5,017)	$(818)
Total	$27,933	$27,659	$(1,061)	$(1,363)

Sales to our customers in the home segment increased for the first three months of 2017, as compared to the first three months of 2016, representing an increase of 12% in absolute dollars. The increase in sales in the home segment for the comparable periods was mainly attributable to increased demands for cordless phones over the comparable periods, attributable to a recovery from the inventory correction cycle which caused a decrease in sales in the home segment in the first quarter of 2016.

Sales to our customers in the office segment increased for the first three months of 2017 as compared to the first three months of 2016, representing an increase of 30% in absolute dollars. The increase in sales in the office segment for the comparable periods was mainly due to an increase in our market share of VoIP products.

The decrease in sales to our customers in the mobile segment for the first three months of 2017 as compared to the first three months of 2016 was mainly due to a decrease in demand from our tier one mobile customer.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of intangible assets. During the first three months of 2017 and 2016, we recorded an expense of $0.4 million and $0.3 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions.

Financial income, net. Financial income, net, amounted to $0.4 million and $0.3 million for the three month periods ended March 31, 2017 and 2016, respectively. The increase in financial income for the first quarter of 2017 as compared to the first quarter of 2016 was mainly as a result of the devaluation of the U.S. dollar against the Israeli currency (NIS).

Provision for income taxes. We had $0.1 million income tax benefit for the first quarter of 2017 as compared to no income tax benefit or expenses during the first quarter of 2016. The income tax benefit for the first quarter of 2017 was mainly attributed to income in the amount of $0.2 million, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, offset to some extent by current tax expenses for the first quarter of 2017.

The income tax for the first quarter of 2016 were mainly attributed to current tax expenses of $0.1 million fully offset by an income, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions in the amount of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first three months of 2017, we used $4.1 million of cash and cash equivalents for our operating activities, as compared to $4.2 million of cash used for operating activities for the first quarter of 2016. Cash flows from operating activities for both periods was mainly due to cash used for working capital needs.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first quarter of 2017, we purchased $3.3 million of marketable securities, as compared to $20.2 million of marketable securities during the first quarter of 2016. During the first quarter of 2017, $4.8 million of marketable securities matured and were called by the issuers, as compared to $16.7 million during the first quarter of 2016. During the first quarter of 2017 and 2016, $3.1 million and $6.6 million, respectively, of marketable securities were sold. As of March 31, 2017, the amortized cost of our marketable securities and short term deposits was $103.4 million and their stated market value was $102.6, representing $0.8 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.4 and $0.7 million, for the first three months of 2017 and 2016, respectively.

Financing activities. During the first three months of 2017, we paid an aggregate purchase price of $1.3 million to repurchase 124,294 shares of common stock at an average purchase price of $10.56 per share. During the first three months of 2016, we repurchased 281,885 shares of common stock at an average purchase price of $8.75 per share for an aggregate purchase price of $2.5 million.

In addition, during the first quarter of 2017, we received $0.6 million upon the exercise of employee stock options, same as the first quarter of 2016. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At March 31, 2017, approximately 0.2 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of March 31, 2017, we had cash and cash equivalents totaling approximately $17.2 million and marketable securities and time deposits of approximately $102.6 million. Out of total cash, cash equivalents and marketable securities of $119.8 million, $108.4 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2017 was approximately $61.0 million, compared to $39.9 as of March 31, 2016. The increase in working capital was mainly due to (i) an increase in short term marketable securities and deposits of $15.2 million due to the replacement of long term marketable securities and deposits with short term marketable securities and deposits, and (ii) net cash of $16.6 million generated by operating activities from March 31, 2016 through March 31, 2017. The above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $9.6 million from March 31, 2016 through March 31, 2017. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

We hold an investment portfolio of marketable securities consisting principally of debentures of U.S. and European corporations, and state and political subdivisions of the U.S. government. We intend, and have the ability, to hold investments in marketable securities even with a decline in fair value until recovery of any temporary declines in their market value. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because a majority of our investments are short term. However, we can provide no assurance that we will recover any present declines in the market value of our investments.

Interest rate fluctuations relating to our cash and cash equivalents and within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2017, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to notes to our consolidated financial statements for the period ended March 31, 2017. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than (1) changes to the Risk Factor below entitled "We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;" (2) changes to the Risk Factor below entitled "We rely significantly on revenue derived from a limited number of customers;" (3) changes to the Risk Factor below entitled "The market for mobile device and IoT components is highly competitive, and we expect competition to intensify in the future;" (4) changes to the Risk Factor below entitled “Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and market acceptance of our VoIP products, which are intensively competitive markets with dominant and established players;” (5) changes to the Risk Factor below entitled "We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;" (6) changes to the Risk Factor below entitled "Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;" (7) changes to the Risk Factor below entitled "Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;" (8) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (9) changes to the Risk Factor below entitled "We are exposed to fluctuations in currency exchange rates."

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 60% of our total revenues for the first quarter of 2017 and 54% for the same period of 2016. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic through Tomen Electronics, Samsung and Guo Wei accounted for approximately 50% and 58% of our total revenues for the first quarter of 2017 and 2016, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
Major Customers	2017	2016
VTech Holdings Ltd.	30%	32%

Samsung Electronics Ltd.	1%	14%

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

The following table represents our sales as a percentage of our total revenues through our main distributors Tomen Electronics and Ascend Technology Inc, for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
Major Distributors	2017	2016
Tomen Electronics Corporation	12%	9%

Ascend Technology Inc.	21%	15%

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

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our HDClear and VoIP product families. Moreover, we are targeting a new market with our HDClear product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. We will need to win over such customers, with whom we do not have established relationships, to gain market share. If we are unable to generate significant revenues from our HDClear product family and gain significant and sustainable market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VoIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. Moreover, all of our 2016 and first quarter of 2017 revenues from HDClear products were generated from a sole customer and changes to the product line-up or production schedule of such sole customer could negatively impact our future financial results. In addition, our continued success and growth in the new markets in which we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top tier OEMs.

The market for mobile device and IoT components is highly competitive and we expect competition to intensify in the future.

The market for mobile device and IoT components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile and IoT device. Our main competitors include Knowles Corporation, Conexant, and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our HDClear products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 97% of our total revenues for the first quarter of 2017 and 2016, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2017, 204 of our 326 employees were located in Israel, including 138 out of 199 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (24% for 2017) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 97% of our total revenues for the first quarter of 2017 and 2016, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2017, we repurchased 124,294 shares of common stock at an average purchase price of $10.56 per share for approximately $1.3 million. The table below sets forth the information with respect to repurchases of our common stock during the first quarter ended March 31, 2017.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (January 1, 2017 to January 31, 2017)	-	-	-	320,220
Month #2 (February 1, 2017 to February 28, 2017)	82,297	10.63	82,297	237,923
Month #3 (March 1, 2017 to March 31, 2017)	41,997	10.42	41,997	195,926	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of March 31, 2017 under previously authorized share repurchase programs.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million dollar buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At March 31, 2017, approximately 195,926 shares of our common stock are available for repurchase under our board authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

ITEM 3. defaults upon senior securities.

Not applicable.

ITEM 4. mine safety disclosure.

Not applicable.

ITEM 5. other information,

Not applicable.

ITEM 6. EXHIBITS.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Schema Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Labels Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSP GROUP, INC. (Registrant)

Date: May 10, 2017	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)