Form 10-Q
period 2017-06-30
DSP GROUP INC /DE/
filed 2017-08-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 4, 2017, there were 22,249,706 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,862	$17,752
Restricted deposits	90	70
Marketable securities and short-term deposits	33,476	29,031
Trade receivables	14,624	19,069
Other accounts receivable and prepaid expenses	2,806	2,331
Inventories	10,641	9,748

TOTAL CURRENT ASSETS	79,499	78,001

PROPERTY AND EQUIPMENT, NET	3,837	4,130

NON-CURRENT ASSETS:
Long-term marketable securities	74,357	78,092
Long-term prepaid expenses and lease deposits	1,457	1,329
Deferred income taxes	720	918
Severance pay fund	14,446	12,751
Intangible assets, net	3,630	4,480
Goodwill	6,243	6,243

	100,853	103,813
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$184,189	$185,944

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$11,342	$12,540
Accrued compensation and benefits	7,867	8,666
Income tax accruals and payables	879	1,137
Accrued expenses and other accounts payable	3,868	3,556

TOTAL CURRENT LIABILITIES	23,956	25,899

NON-CURRENT LIABILITIES:
Deferred income taxes	589	787
Accrued severance pay	14,663	12,908
Accrued pensions	862	803

TOTAL NON-CURRENT LIABILITIES	16,114	14,498

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2017 and December 31, 2016; Issued and outstanding shares: 22,150,957 and 21,931,157 shares at June 30, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	369,209	366,121
Treasury stock at cost	(120,854)	(122,632)
Accumulated other comprehensive loss	(1,391)	(1,852)
Accumulated deficit	(102,867)	(96,112)

TOTAL STOCKHOLDERS’ EQUITY	144,119	145,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,189	$185,944

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$31,301	$36,164	$59,234	$63,823
Cost of revenues (1)	16,804	20,279	32,490	36,221
Gross profit	14,497	15,885	26,744	27,602
Operating expenses:
Research and development, net (2)	9,161	9,036	18,351	17,925
Sales and marketing (3)	3,430	3,323	7,005	6,715
General and administrative (4)	2,372	2,275	4,859	4,558
Intangible assets amortization	425	321	850	642
Total operating expenses	15,388	14,955	31,065	29,840
Operating income (loss)	(891)	930	(4,321)	(2,238)
Financial income	418	273	834	565
Income (loss) before taxes on income	(473)	1,203	(3,487)	(1,673)
Taxes on income (tax benefit)	113	123	(35)	160
Net income (loss)	$(586)	$1,080	$(3,452)	$(1,833)
Net earnings (loss) per share:
Basic	$(0.03)	$0.05	$(0.16)	$(0.08)
Diluted	$(0.03)	$0.05	$(0.16)	$(0.08)

Weighted average number of shares used in per share computations of net earnings (loss):
Basic	22,180	21,739	22,141	21,725
Diluted	22,180	22,845	22,141	21,725

(1)

Includes equity-based compensation expense in the amount of $94 and $83 for the three months ended June 30, 2017 and 2016, and $191 and $144 for the six months ended June 30, 2017 and 2016, respectively.

(2)

Includes equity-based compensation expense in the amount of $623 and $521 for the three months ended June 30, 2017 and 2016, respectively; and $1,239 and $947 for the six months ended June 30, 2017 and 2016, respectively.

(3)

Includes equity-based compensation expense in the amount of $297 and $194 for the three months ended June 30, 2017 and 2016, respectively; and $597 and $325 for the six months ended June 30, 2017 and 2016, respectively.

(4)

Includes equity-based compensation expense in the amount of $543 and $461 for the three months ended June 30, 2017 and 2016, respectively; and $1,061 and $828 for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (U.S. dollars in thousands)

	Three months ended June 30,
	2017	2016

Net income (loss):	$(586)	$1,080
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	156	205
Reclassification adjustments for losses included in net loss	11	7
Net change	167	212
Cash flow hedges:
Changes in unrealized gains/losses	49	(110)
Reclassification adjustments for gains included in net loss	(78)	(14)

Net change	(29)	(124)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	4

Net change	5	4

Foreign currency translation adjustments, net	3	18

Other comprehensive income	146	110

Comprehensive income (loss)	$(440)	$1,190

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED) (U.S. dollars in thousands)

	Six months ended June 30,
	2017	2016

Net loss:	$(3,452)	$(1,833)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	360	618
Reclassification adjustments for losses included in net loss	58	33
Net change	418	651
Cash flow hedges:
Changes in unrealized gains/losses	192	58
Reclassification adjustments for (gains) losses included in net loss	(153)	15

Net change	39	73

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	10	8

Net change	10	8

Foreign currency translation adjustments, net	(6)	61

Other comprehensive income	461	793

Comprehensive loss	$(2,991)	$(1,040)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30,
	2017	2016

Net cash provided by operating activities	$3,091	$4,760
Investing activities
Purchases of marketable securities	(15,375)	(26,112)
Proceeds from maturity of marketable securities	9,388	21,500
Investment in short-term deposits	(3,000)	-
Proceeds from sales of marketable securities	8,578	7,987
Purchases of property and equipment	(625)	(1,012)
Increase in restricted deposits	(20)	-

Net cash provided by (used in) investing activities	(1,054)	2,363

Financial activities
Purchase of treasury stock	(2,629)	(3,737)
Issuance of treasury stock upon exercise of stock options	681	666

Net cash used in financing activities	(1,948)	(3,071)

Increase in cash and cash equivalents	89	4,052

Erosion due to exchange rate differences	21	52

Cash and cash equivalents at the beginning of the period	17,752	13,704

Cash and cash equivalents at the end of the period	$17,862	$17,808

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended June 30, 2016	Number of common stock	Common stock	Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2016	21,697	$22	$362,008	$(124,212)	$(96,109)	$(584)	$141,125
Net income	-	-	-	-	1,080	-	1,080
Change in accumulated other comprehensive income	-	-	-	-	-	110	110
Purchase of treasury stock	(132)	*)	-	(1,270)	-	-	(1,270)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	-	-	-	-	-	-	-
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	178	*)	-	1,773	(1,647)		86
Equity-based compensation	-	-	1,259	-	-	-	1,259
Balance at June 30, 2016	21,743	$22	$363,267	$(123,749)	$(96,676)	$(474)	$142,390
Three months ended June 30, 2017
Balance at March 31, 2017	22,169	$22	$367,652	$(120,404)	$(101,276)	$(1,537)	$144,457
Net loss	-	-	-	-	(586)	-	(586)
Change in accumulated other comprehensive income	-	-	-	-	-	146	146
Purchase of treasury stock	(124)	*)	-	(1,490)	-	-	(1,490)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	106	*)	-	1,040	(1,005)		35
Equity-based compensation	-	-	1,557	-	-	-	1,557
Balance at June 30, 2017	22,151	$22	$369,209	$(120,854)	$(102,867)	$(1,391)	$144,119

(*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock	Additional paid-in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Six months ended June 30, 2016
Balance at December 31, 2015	21,573	$22	$361,023	$(125,697)	$(90,763)	$(1,267)	$143,318
Net loss	-	-	-	-	(1,833)	-	(1,833)
Change in accumulated other comprehensive income	-	-	-	-	-	793	793
Purchase of treasury stock	(408)	*)	-	(3,676)	-	-	(3,676)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	114	*)	-	1,114	(236)	-	878
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	464	*)	-	4,510	(3,844)	-	666
Equity-based compensation	-	-	2,244	-	-	-	2,244
Balance at June 30, 2016	21,743	$22	$363,267	$(123,749)	$(96,676)	$(474)	$142,390
Six months ended June 30, 2017
Balance at December 31, 2016	21,932	$22	$366,121	$(122,632)	$(96,112)	$(1,852)	$145,547
Net loss	-	-	-	-	(3,452)	-	(3,452)
Change in accumulated other comprehensive income	-	-	-	-	-	461	461
Purchase of treasury stock	(248)	*)	-	(2,802)	-	-	(2,802)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	113	*)	-	1,109	(167)	-	942
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	354	*)	-	3,471	(3,136)	-	335
Equity-based compensation	-	-	3,088	-	-	-	3,088
Balance at June 30, 2017	22,151	$22	$369,209	$(120,854)	$(102,867)	$(1,391)	$144,119

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2016.

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

Recent Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU 2016-09 simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during the quarter ended June 30, 2017. The Company will continue to use the current method of estimated forfeitures each period rather than accounting for forfeitures as they occur. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized on the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Work-in-process	$5,374	$5,784
Finished goods	5,267	3,964

	$10,641	$9,748

Inventory write-off amounted to $20 and $151 for the six months ended June 30, 2017 and 2016, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	Unaudited
Net income (loss)	$(586)	$1,080	$(3,452)	$(1,833)
Earnings (loss) per share:
Basic	$(0.03)	$0.05	$(0.16)	$(0.08)
Diluted	$(0.03)	$0.05	$(0.16)	$(0.08)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	22,180	21,739	22,141	21,725
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	1,106	-	-
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	22,180	22,845	22,141	21,725

NOTE D — MARKETABLE SECURITIES and SHORT –TERM deposits

The Company accounts for investments in marketable securities in accordance with FASB ASC No.320-10 "Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2017 and December 31, 2016:

	Amortized cost		Unrealized losses, net		Fair value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	10,919	$7,610	$-	$-	$10,919	$7,610
U.S. GSE securities	20,952	24,351	(217)	(289)	20,735	24,062
Corporate obligations	76,645	76,264	(466)	(813)	76,179	75,451

	$108,516	$108,225	$(683)	$(1,102)	$107,833	$107,123

The amortized cost of marketable debt securities and short-term deposits at June 30, 2017, by contractual maturities, is shown below:

		Unrealized gains (losses) (unaudited)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$33,495	$9	$(28)	$33,476
Due after one year to five years	75,021	45	(709)	74,357

	$108,516	$54	$(737)	$107,833

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2017, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2017 amounted to $75,788, while the unrealized losses for these marketable securities amounted to $737. Of the $737 unrealized losses outstanding as of June 30, 2017, a portion of which in the amount of $183 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $554 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2017 and 2016 were $9,388 and $21,500, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2017 and 2016 were $8,578 and $7,987, respectively. Net realized losses from the sale of available-for-sale securities for the six months ended June 30, 2017 were $58 compared to net realized losses for the six months ended June 30, 2016 of $33. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $927 and $1,023 at June 30, 2017 and December 31, 2016, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2017 and December 31, 2016, the Company had accrued interest and penalties relating to unrecognized tax benefits of $46 for both periods.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and six month periods ended June 30, 2017 and 2016, of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
		Unaudited
Major customers/ distributors	2017	2016	2017	2016
VTech Holdings Ltd.	29%	29%	30%	30%

Tomen Electronics Corporation ¹ ²	9%	12%	10%	10%

Ascend Technology Inc. ¹ ³	20%	17%	21%	16%

Samsung Electronics Ltd.	2%	13%	1%	13%

¹ Distributor.

² Tomen Electronics sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three and six month periods ended June 30, 2017 and 2016 .

³ Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2017 and 2016 .

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2017, the Company had outstanding option contracts in the amount of $750 and no outstanding foreign exchange forward contracts. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of these hedging contracts.

The fair value of derivative assets and derivative liabilities were $48 and $0, respectively, at June 30, 2017. The Company recorded a net amount of $48 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheet at June 30, 2017.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2017 that resulted from the above referenced hedging transactions was $120, $12 and $21, respectively.

The fair value of the outstanding derivative instruments at June 30, 2017 and December 31, 2016 is summarized below (unaudited):

:

		Fair value of derivative instruments
Derivative Assets (Liabilities)	Balance Sheet Location	June 30, 2017	December 31, 2016
		Unaudited

Foreign exchange put and -call options	Other accounts receivable and prepaid expenses	$48	$9

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2017 and 2016 is summarized below (unaudited):

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
		Unaudited
	2017	2016	2017	2016
Foreign exchange forward and option contracts	$49	$(110)	$192	$58

	Gains (Losses) Reclassified from OCI into income
		for the three months ended June 30		for the six months ended June 30,
			Unaudited
	Location	2017	2016	2017	2016
Foreign exchange forward and option contracts	Operating expenses	$78	$14	$153	$(15)

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the three months ended June 30, 2017 and June 30, 2016:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended June 30, 2017 and 2016 was $11.12 and $9.40 per share, respectively (using the weighted average pre vest cancellation rate of 4.31% and 4.32% for the three months ended June 30, 2017 and 2016, respectively, on an annual basis).

The weighted-average estimated fair value of stock appreciation rights ("SARs") granted during the three months ended June 30, 2017 was $2.76 per SARs, using the binomial model with the following weighted-average assumptions (annualized percentages):

Three months ended June 30,
2017
Volatility	34.96%
Risk-free interest rate	2.14%
Dividend yield	0%
Pre-vest cancellation rate	4.31%
Post-vest cancellation rate	3.37%
Suboptimal exercise factor	1.117

The expected life of employee SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the SAR and the extent to which the SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for SARs granted during the three months ended June 30, 2017 derived from the binomial model was 3.99 years.

No SARs were granted during the three months ended June 30, 2016.

Employee stock benefit plans

As of June 30, 2017, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2017, approximately 829,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 691,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at March 31, 2017	2,507	$4.93
RSUs granted	29	-
SARs granted	22	12.30
Options / SARs / RSUs cancelled/forfeited/expired	(9)	-
Options / SARs exercised and RSUs vested	(149)	$3.78
Outstanding at June 30, 2017 (1)	2,400	$5.03	4.30	$15,915
Exercisable at June 30, 2017 (2)	1,041	$8.09	3.56	$3,716

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2017 ($11.60 per share).

(1) Due to the ceiling imposed on the stock appreciation right ("SAR") grants, the outstanding amount above can be exercised for a maximum of 2,230,000 shares of the Company’s common stock as of June 30, 2017. SAR grants made on or after January 1, 2010 and before January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 66.67% of the SARs subject to the grant. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 966,000 shares of the Company’s common stock as of June 30, 2017.

(3) Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2017 with exercise prices above $11.60 per share (the closing price of the Company’s common stock on June 30, 2017) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $11.60	1,001	$7.89	1,289	$2.13	2,290	$4.65
Above $11.60	40	$13.10	70	$12.81	110	$12.92
Total	1,041	$8.09	1,359	$2.68	2,400	$5.03

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2017 and 2016 totaled $1,557 and $1,259, respectively.

As of June 30, 2017, there was $6,426 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2017 through 2021.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,
	2017	2016
Components of net periodic benefit cost:
Service cost and amortization of loss	$13	$10
Interest cost	7	9
Expected return on plan assets	-	(1)

Net periodic benefit cost	$20	$18

The net pension liability as of June 30, 2017 amounted to $862.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017:

	Balance as of	Fair value measurements
	June 30, 2017	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$3,121	$3,121	-	-

Short-term marketable securities and cash deposits:
U.S. GSE securities	$787	-	$787
Corporate debt securities	$21,770	-	$21,770	-

Long-term marketable securities:
U.S. GSE securities	$19,948	-	$19,948	-
Corporate debt securities	$54,409	-	$54,409	-

Derivative Assets	$48	-	$48	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2017 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first six months of 2017, the Company repurchased 248,376 shares of common stock at an average purchase price of $11.28 per share for an aggregate purchase price of $2,802. As of June 30, 2017, 71,844 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2017, the Company issued approximately 468,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 56% and 55% of the Company’s total revenues for the first half of 2017 and 2016, respectively, and 53% and 56% of the Company’s total revenues for the second quarter of 2017 and 2016, respectively,

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 26% and 20% of its total revenues for the first six months of 2017 and 2016, respectively. Revenues from the Company’s VoIP products represented 28% and 20% of its total revenues for the second quarter of 2017 and 2016, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first six months of 2017 and 2016.

SmartVoice (formerly called “Mobile”) - Products for the SmartVoice market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 2% and 13% of the Company’s total revenues for the first half of 2017 and 2016, respectively, and 3% and 13% of the Company’s total revenues for the second quarter of 2017 and 2016, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of the Company’s total consolidated revenues for both the first six months of 2017 and 2016. The SmartVoice segment was previously named the Mobile segment. However, the Company believes that the designation - SmartVoice - is a better reflection of the diverse end markets that the Company’s HDClear products target. The addressable market relating to voice user interface in applications extends beyond smartphones and therefore a broader name like SmartVoice better reflects the current design pipeline for the products in this segment.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2017 and 2016 (unaudited):

:

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2017	2016	2017	2016
Home	$21,789	$24,211	$4,564	$4,843
Office	$8,620	$7,392	$2,429	$(475)
SmartVoice	$892	$4,561	$(5,461)	$(1,408)
Total	$31,301	$36,164	$1,532	$2,960

Selected operating results information for each business segment was as follows for the six months ended June 30, 2017 and 2016 (unaudited):

:

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2017	2016	2017	2016
Home	$42,744	$42,866	$7,909	$6,321
Office	$15,219	$12,470	$3,044	$(2,498)
SmartVoice	$1,271	$8,487	$(10,482)	$(2,225)
Total	$59,234	$63,823	$471	$1,598

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2017:

	Three months	Six months
Income from operations	$1,532	$471
Unallocated corporate, general and administrative expenses	(441)	(854)
Equity-based compensation expenses	(1,557)	(3,088)
Intangible assets amortization expenses	(425)	(850)
Financial income, net	418	834
Total consolidated income before taxes	$(473)	$(3,487)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2016:

	Three months	Six months
Income from operations	$2,960	$1,598
Unallocated corporate, general and administrative expenses	(450)	(950)
Equity-based compensation expenses	(1,259)	(2,244)
Intangible assets amortization expenses	(321)	(642)
Financial income, net	273	565
Total consolidated income before taxes	$1,203	$(1,673)

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2017:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total

Beginning balance	$(850)	$77	$(450)	$(314)	$(1,537)
Other comprehensive income before reclassifications	156	49	-	3	208
Losses (gains) reclassified from accumulated other comprehensive income (loss)	11	(78)	5	-	(62)

Net current period other comprehensive income (loss)	167	(29)	5	3	146

Ending balance	$(683)	$48	$(445)	$(311)	$(1,391)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2017:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$11	Financial income, net
	-	Provision for income taxes
	11	Total, net of income taxes
Gains on cash flow hedges
	(61)	Research and development
	(6)	Sales and marketing
	(11)	General and administrative
	(78)	Total, before income taxes
	-	Provision for income taxes

	(78)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing

	5	Total, before income taxes

	-	Provision for income taxes

	5	Total, net of income taxes

Total reclassifications for the period	$(62)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2017:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(1,101)	$9	$(455)	$(305)	$(1,852)
Other comprehensive income (loss) before reclassifications	360	192	-	(6)	546
Losses reclassified from accumulated other comprehensive income (loss)	58	(153)	10	-	(85)
Net current period other comprehensive income	418	39	10	(6)	461

Ending balance	$(683)	$48	$(445)	(311)	$(1,391)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2017:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$58	Financial income, net
	-	Provision for income taxes
	58	Total, net of income taxes

Losses on cash flow hedges
	(120)	Research and development
	(12)	Sales and marketing
	(21)	General and administrative
	(153)	Total, before income taxes
	-	Provision for income taxes
	(153)	Total, net of income taxes

Losses on components of defined benefit plans	7	Research and development
	3	Sales and marketing
	10	Total, before income taxes
	-	Provision for income taxes
	10	Total, net of income taxes

Total reclassifications for the period	$(85)	Total, net of income taxes

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

The Company recorded grants in the amount of $0.8 and $1.0 million for the three month periods ended June 30, 2017 and 2016, respectively.

The Company recorded grants in the amount of $0.9 and $1.6 million for the six month periods ended June 30, 2017 and 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from certain of our new products will continue to increase in 2017 and expect such revenues to represent a higher percentage of 2017 total revenues, as compared to 2016;

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

●	Our belief that our available cash and cash equivalents at June 30, 2017 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. In addition, our mobile segment products consist of products targeted at mobile, IoT and wearable device markets that incorporate our HDClear technology (the SmartVoice segment), as well as other third party advanced voice processing, always on and sensor hub functionalities.

 A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 56% of our total revenues for the first half of 2017, as compared to 55% of our total revenues for the first half of 2016.

Our revenues were $59.2 million for the first six months of 2017, a 7% decrease compared to the corresponding period of 2016. The decrease for the first half of 2017 was primarily as a result of decreased sales of our SmartVoice and cordless telephony products, partially offset by increased sales of our VoIP and home automation products. Revenues from our new products accounted for 44% of our total revenues for the first six months of 2017, as compared to 45% of our total revenues for the first six months of 2016.

Revenues derived from the sale of cordless telephony products represented 56% of our total revenues for the first half of 2017, as compared to 55% of our total revenues for the first half of 2016. Sales of our home gateway products represented 9% of our total revenues for the first half of 2017, as compared to 8% of our total revenues for the first half of 2016. Sales of our VoIP products represented 26% of our total revenues for the first half 2017, as compared to 20% of our total revenues for the first half of 2016. Revenues from our SmartVoice products represented 2% of our total revenues for the first half of 2017, as compared to 13% of our total revenues for the first half of 2016. Revenues from our home automation products represented 7% of our total revenues for the first half of 2017, as compared to 4% of our total revenues for the first half of 2016. We expect that revenues from certain of our new products will continue to increase in 2017 and expect such revenues to represent a higher percentage of 2017 total revenues, as compared to 2016.

Our gross margin increased to 45.1% of our total revenues for the first half of 2017 from 43.2% for the first half of 2016, primary due to (i) an improvement in direct contribution and production yield of certain of our products, (ii) a change in the mix of products sold and mix of customers and (iii) a decrease in the provision for slow or obsolete inventories. This was partially offset by a decrease in total revenues for the first half of 2017, as compared to the corresponding period in 2016. We anticipated that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $4.3 million for the first half of 2017, as compared to an operating loss of $2.2 million for the first half of 2016. The increase in our operating loss is attributed to an increase in total operating expenses for the first six months of 2017 as compared to the corresponding period of 2016 and as a result of a decrease in total revenues for the first six months of 2017, as compared to the corresponding period of 2016. Our operating expenses increased by 4% to $31.1 million for the first half of 2017, as compared to $29.8 million for the first half of 2016, mainly as a result of an increase in equity-based compensation expenses for the first half of 2017, as compared for the first half of 2016.

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

We see evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Aggregate revenues derived from our new products were 44% and 45% of our total revenues for the first half of 2017 and 2016, respectively. Notwithstanding the loss of a design win for a flagship mobile phone, based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products in the VoIP, home gateway and home-automation domains will increase in 2017 as compared to 2016.

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

As of June 30, 2017, our principal source of liquidity consisted of cash and cash equivalents of $17.9 million and marketable securities and short term deposits of $107.9 million, totaling $125.8 million.

RESULTS OF OPERATIONS

Total revenues.

The following tables represent our total revenues and our revenues by product family for the three and six month periods ended June 30, 2017 and 2016 (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Change		2017	2016	Change
Total Revenues (1)	$31.3	$36.2	(13%	)	$59.2	$63.8	(7%	)
Cordless (2)	$16.6	$20.3	(18%	)	$33.3	$35.2	(5%	)
Percentage of total revenues	53%	56%			56%	55%
Home Gateway (3)	$2.9	$2.6	9%		$5.5	$5.3	4%
Percentage of total revenues	9%	7%			9%	8%
Home automation (4)	$2.3	$1.3	80%		$3.9	$2.4	63%
Percentage of total revenues	7%	4%			7%	4%
VoIP (5)	$8.6	$7.4	17%		$15.2	$12.5	22%
Percentage of total revenues	28%	20%			26%	20%
HDClear (6)	$0.9	$4.6	(80%	)	$1.3	$8.5	(85%	)
Percentage of total revenues	3%	13%			2%	13%

1.    The decrease in revenues for the second quarter and first six months of 2017 as compared to the same periods in 2016 was primarily as a result of a decrease in sales of our cordless telephony and HDClear products, offset to some extent by increased sales of our VoIP and home automation products.

2.    The decrease in cordless revenues for the first six months of 2017 compared to the same period in 2016 was mainly attributable to decreased demand from our customers in all markets. The decrease in cordless revenues for the second quarter of 2017 compared to the same period in 2016 was mainly attributable to a weaker demand for cordless products targeted for the European market.

3. The increase of our home gateway sales for both comparable periods is attributable to an increase in customer demand for our home gateway products.

4.    The increase of our home automation product sales for both comparable periods is attributable to an increase in customer demand for our home automation products, resulting from new projects being launched into the market.

5.    The increase in our VoIP sales for both comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this market.

6. The decrease in our HDClear product sales for both the comparable periods was attributed to a decrease in demand from our tier one mobile customer.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in dollars thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
United States	$1,447	$1,384	$2,746	$2,105
Japan	3,394	4,788	7,198	7,453
Europe	2,888	2,491	4,982	4,160
Hong-Kong	12,376	14,729	23,920	26,431
China	4,130	1,834	6,477	4,365
Taiwan	5,055	4,801	9,641	8,168
Korea	1,100	5,093	1,969	9,520
Other	911	1,044	2,301	1,621
Total revenues	$31,301	$36,164	$59,234	$63,823

Sales to our customers in Japan decreased for the second quarter and first half of 2017 as compared to the same periods of 2016, representing a decrease of 29% and 3% in absolute dollars, respectively. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales, through our distributor, Tomen Electronics, Ltd. (“Tomen Electronics”), to Panasonic Communications Ltd (“Panasonic”), representing a 29% and 1% decrease in absolute dollars for the second quarter and first half of 2017, as compared to the second quarter and first half of 2016, respectively.

Sales to our customers in Taiwan increased for the second quarter and first six months of 2017, as compared to the same periods of 2016, representing an increase of 5% and 18%, respectively, in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. ("Ascend Technology").

Sales to our customers in Hong-Kong decreased for the second quarter and first six months of 2017, as compared to the same periods of 2016, representing a decrease of 16% and 10%, respectively, in absolute dollars, and resulted mainly from a decrease in demand from one of our main customers, VTech Holdings Ltd.

Sales to our customers in Korea decreased for the second quarter and first six months of 2017, as compared to the same periods of 2016, representing a decrease of 78% and 79%, respectively, in absolute dollars, resulted mainly from a decrease in demand from our tier one mobile customer.

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

The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and six month periods ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
VTech Holdings Ltd.	29%	29%	30%	30%

Samsung Electronics Ltd.	2%	13%	1%	13%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and six month periods ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tomen Electronics (1)	9%	12%	10%	10%

Ascend Technology (2)	20%	17%	21%	16%

(1)

Our distributor, Japan-based Tomen Electronics, sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for the first six months of 2017 or 2016. Sales to Panasonic through Tomen Electronics generated 8% and 10% of our total revenues for the second quarter of 2017 and 2016, respectively.

(2)

Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for the second quarter and first six months of 2017 or 2016.

Significant products. Revenues from our digital cordless telephony products represented 53% and 56% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from our digital cordless telephony products represented 56% and 55% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for the remainder of 2017. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products for the short and long term.

Revenues from our home gateway products represented 9% and 7% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from our home gateway products represented 9% and 8% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

Revenues from our home automation products represented 7% and 4% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from our home automation products represented 7% and 4% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

Revenues from our VoIP products represented 28% and 20% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from our VoIP products represented 26% and 20% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

Revenues from our SmartVoice products represented 3% and 13% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Revenues from our SmartVoice products represented 2% and 13% of our total revenues for the six months ended June 30, 2017 and 2016, respectively.

Gross profit. Gross profit as a percentage of revenues was 46.3 % for the second quarter of 2017 and 43.9% for the second quarter of 2016. Gross profit as a percentage of revenues was 45.1 % for the first half of 2017 and 43.2% for the first half of 2016. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, (ii) a change in the mix of products sold and mix of customers and (iii) a decrease in the provision for slow or obsolete inventories. The above mentioned increase was partially offset by a decrease in total revenues for both comparable periods.

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

Research and development expenses, net. Our research and development expenses, net, increased to $9.2 million for the second quarter of 2017 from $9.0 million for the second quarter of 2016. The increase for the second quarter of 2017 was mainly due to (i) a decrease in funding received from Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) in the amount of $0.2 million, as compared to the second quarter of 2016, (ii) an increase in equity-based compensation expense of $0.1 million, as compared to the second quarter of 2016, and (iii) an increase in salaries and related expenses in amount of $0.2 million, as compared to the second quarter of 2016, mainly due to the devaluation of the U.S dollar against the NIS. Those increases were partially offset by a decrease in IP and Tape out expenses for the second quarter of 2017, as compared to the second quarter of 2016.

Our research and development expenses, net, increased to $18.4 million for the first half of 2017 from $17.9 million for the first half of 2016. The increase for the first half of 2017 was mainly due to (i) a decrease in funding received from IIA in the amount of $0.7 million, as compared to the first half of 2016, (ii) an increase in equity-based compensation expense of $0.3 million, as compared to the first half of 2016, (iii) an increase in salaries and related expenses in amount of $0.2 million, as compared to the first half of 2016, mainly due to the devaluation of the U.S dollar against the NIS. Those increases were partially offset by a decrease of $0.5 million in IP and tape out expenses for the first half of 2017, as compared to the first half of 2016, and a decrease of $0.3 million in subcontractor expenses in the first half of 2017, as compared to the first half of 2016.

Our research and development expenses, net, as a percentage of our total revenues were 29% and 25% for the three months ended June 30, 2017 and 2016, respectively and 31% and 28% for the six months ended June 30, 2017 and 2016, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for both comparable periods ended June 30, 2017 and 2016, was mainly due to an increase in research and development expenses and a decrease in revenues for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $3.4 million for the second quarter of 2017 from $3.3 million for the second quarter of 2016. The increase in sales and marketing expenses for the second quarter of 2017, compared to the comparable period of 2016, was mainly due to an increase in equity-based compensation expenses for the second quarter of 2017, as compared to the second quarter of 2016.

Our sales and marketing expenses increased to $7.0 million for the first half of 2017 from $6.7 million for the first half of 2016. The increase in sales and marketing expenses for the first half of 2017, compared to the comparable period of 2016, was mainly due to an increase in equity-based compensation expenses for the first half of 2017, as compared to the first half of 2016.

Our sales and marketing expenses, net, as a percentage of our total revenues were 11% and 9% for the three months ended June 30, 2017 and 2016, respectively, and 12% and 11% for the first half of 2017 and 2016, respectively. The increase as a percentage of our total revenues for both comparable periods ended June 30, 2017 was mainly due to an increase in sales and marketing expenses and a decrease in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.4 million and $2.3 million for the second quarter of 2017 and 2016, respectively. The increase in general and administrative expenses for the second quarter of 2017, as compared to the comparable period of 2016, was mainly due to an increase in equity-based compensation expenses for the second quarter of 2017, as compared to the second quarter of 2016.

Our general and administrative expenses were $4.9 million and $4.6 million for the first half of 2017 and 2016, respectively. The increase in general and administrative expenses for the first half of 2017, as compared to the comparable period of 2016, was mainly due to an increase in equity-based compensation expenses for the first half of 2017, as compared to the first half of 2016.

General and administrative expenses as a percentage of our total revenues were 8% and 6% for the three months ended June 30, 2017 and 2016, respectively, and 8% and 7% for the first six months of 2017 and 2016, respectively. The increase in general and administrative expenses, as a percentage of our total revenues for the three and six month periods ended June 30, 2017 as compared to the comparable periods of 2016, was mainly due to an increase in general and administrative expenses and a decrease in revenues for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues and amounted to 56% and 55% of our total revenues for the first half of 2017 and 2016, respectively, and 53% and 56% of our total revenues for the second quarter of 2017 and 2016, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. VoIP products in the Office segment represented 26% and 20% of our total revenues for the first half of 2017 and 2016, respectively, and 28% and 20% of our total revenues for the second quarter of 2017 and 2016, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the first six months and second quarter of 2017 and 2016.

SmartVoice (formerly called “Mobile”) - Products for the SmartVoice market that provides voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 2% and 13% of the Company’s total revenues for the first half of 2017 and 2016, respectively, and 3% and 13% of the Company’s total revenues for the second quarter of 2017 and 2016, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of the Company’s total consolidated revenues for both the first six months of 2017 and 2016. However, the Company believes that the designation - SmartVoice - is a better reflection of the diverse end markets that the Company’s HDClear products target. The SmartVoice segment was previously named the Mobile segment. The addressable market relating to voice user interface in applications extends beyond smartphones and therefore a broader name like SmartVoice better reflects the current design pipeline for the products in this segment.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2017 and 2016 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2017	2016	2017	2016
Home	$21,789	$24,211	$4,564	$4,843
Office	$8,620	$7,392	$2,429	$(475)
SmartVoice	$892	$4,561	$(5,461)	$(1,408)
Total	$31,301	$36,164	$1,532	$2,960

Selected operating results information for each business segment was as follows for the six months ended June 30, 2017 and 2016 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2017	2016	2017	2016
Home	$42,744	$42,866	$7,909	$6,321
Office	$15,219	$12,470	$3,044	$(2,498)
SmartVoice	$1,271	$8,487	$(10,482)	$(2,225)
Total	$59,234	$63,823	$471	$1,598

Sales to our customers in the home segment decreased for the second quarter of 2017, as compared to the second quarter of 2016, representing a decrease of 10% in absolute dollars. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones over the comparable periods.

Sales to our customers in the office segment increased for the second quarter and first six months of 2017 as compared to corresponding periods of 2016, representing an increase of 17% and 22% in absolute dollars, respectively. The increase in sales in the office segment for the comparable periods was mainly due to an increase in our market share of VoIP products.

The decrease in sales to our customers in the SmartVoice segment for the second quarter and first six months of 2017 as compared to the second quarter and first six months of 2016 was mainly due to a decrease in demand from our tier one mobile customer.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of intangible assets. During the second quarter of 2017 and 2016, we recorded an expense of $0.4 million and $0.3 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. During the first half of 2017 and 2016, we recorded an expense of $0.9 million and $0.6 million relating to the amortization of intangible assets associated with previous acquisitions. The increase in 2017 as compared to 2016 is attributable to additional amortization of intangible assets related to the acquisition of a private company in Asia in the second half of 2016.

Financial income, net. Financial income, net, amounted to $0.4 million and $0.3 million for the second quarter ended June 30, 2017 and 2016, respectively, and $0.8 million and $0.6 million for the first half of 2017 and 2016, respectively.

The increase in financial income for both comparable periods was mainly as a result of (i) the devaluation of the U.S. dollar against the Israeli currency (NIS) in 2017 as compared to the devaluation of the Israeli currency (NIS) against the U.S. dollar in 2016, and (ii) an increase in interest income from our marketable securities and deposits.

Provision for income taxes. We had $0.1 million income tax expense for the second quarter of 2017 and 2016. We had no tax expense in the first six months of 2017, as compared to $0.2 million of tax expense for the first half of 2016. The income tax expenses for the first half of 2016 were mainly attributed to current tax expenses of $0.3 million, offset to some extent by income in the amount $0.2 million, resulting from the amortization of deferred tax liability related to intangible assets acquired in previous acquisitions. In the first half of 2017, we had an income of $0.2 million, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, fully offset by current tax expenses for the first half of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first six months of 2017, we generated $3.1 million of cash and cash equivalents for our operating activities, as compared to $4.8 million of cash generated from operating activities for the first half of 2016. The decrease in cash from our operating activities during the first half of 2017 as compared to the first half of 2016 was mainly due to (i) an increase in net loss during the first half of 2017 as compared to the first half of 2017, and (ii) changes in working capital items, which generated cash and cash equivalents in the amount of $1.6 million for the first half of 2017 as compared to changes in working capital items, which generated cash and cash equivalents in the amount of $2.6 million for the first half of 2016.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first half of 2017, we purchased $18.4 millions of marketable securities and short term deposits, as compared to $26.1 million of marketable securities and short term deposits during the first half of 2016. During the first half of 2017, $9.4 million of marketable securities matured and were called by the issuers, as compared to $21.5 million during the first half of 2016. During the first half of 2017 and 2016, $8.6 million and $8.0 million, respectively, of marketable securities were sold. As of June 30, 2017, the amortized cost of our marketable securities and short term deposits was $108.5 million and their stated market value was $107.8, representing $0.7 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.6 and $1.0 million, for the first half of 2017 and 2016, respectively.

Financing activities. During the first half of 2017, we paid an aggregate purchase price of $2.6 million to repurchase 233,376 shares of common stock at an average purchase price of $11.27 per share. During the first half of 2016, we repurchased 414,000 shares of common stock at an average purchase price of $9.02 per share for an aggregate purchase price of $3.7 million.

In addition, during the first half of 2017, we received $0.7 million upon the exercise of employee stock options, same as for the first half of 2016. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2016, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At June 30, 2017, approximately 0.1 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of June 30, 2017, we had cash and cash equivalents totaling approximately $17.9 million and marketable securities and time deposits of approximately $107.8 million. Out of total cash, cash equivalents and marketable securities of $125.7 million, $114.4 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay U.S. taxes as well as taxes in other countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at June 30, 2017 was approximately $55.5 million, compared to $45.1 as of June 30, 2016. The increase in working capital was mainly due to (i) net cash of $14.8 million generated by operating activities from June 30, 2016 through June 30, 2017, and (ii) an increase in short term marketable securities and deposits due to the replacement of long term marketable securities and deposits with short term marketable securities and deposits. The above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $9.6 million from June 30, 2016 through June 30, 2017.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2017, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to notes to our consolidated financial statements for the period ended June 30, 2017. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than (1) changes to the Risk Factor below entitled "We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;" (2) changes to the Risk Factor below entitled “The market for mobile device components is highly competitive and we expect competition to intensify in the future;” (3) changes to the Risk Factor below entitled "We rely significantly on revenue derived from a limited number of customers;" (4) changes to the Risk Factor below entitled “Our future success is dependent on market acceptance of our HDClear product family targeted for the mobile device market and market acceptance of our VoIP products, which are intensively competitive markets with dominant and established players;” (5) changes to the Risk Factor below entitled "We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;" (6) changes to the Risk Factor below entitled "Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;" (7) changes to the Risk Factor below entitled "Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;" (8) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (9) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates.” In addition, a risk factor entitled “Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.” was added.

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 56% of our total revenues for the first half of 2017 and 55% for the same period of 2016. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic through Tomen Electronics, Samsung and Guo Wei accounted for approximately 47% and 59% of our total revenues for the first half of 2017 and 2016, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
Major Customers	2017	2016
VTech Holdings Ltd.	30%	30%

Samsung Electronics Ltd.	1%	13%

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

The following table represents our sales as a percentage of our total revenues through our main distributors Tomen Electronics and Ascend Technology Inc, for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
Major Distributors	2017	2016
Tomen Electronics Corporation	10%	10%

Ascend Technology Inc.	21%	16%

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

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience (acquired by Knowles Corporation), Conexant and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our HDClear products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

●	Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	the timing and amount of funding from IIA;

●	entry into new markets, including China, Korea and South America;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 97% of our total revenues for the first half of 2017 and 2016, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.

We currently receive research grants from programs of the IIA. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. As an example, in 2017, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2017, 206 of our 331 employees were located in Israel, including 141 out of 205 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 97% of our total revenues for the second quarter of 2017 and 2016, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2017, we repurchased 124,082 shares of common stock at an average purchase price of $12.00 per share for approximately $1.5 million. The table below sets forth the information with respect to repurchases of our common stock during the first quarter ended June 30, 2017.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (April 1, 2017 to April 30, 2017)	-	-	-	195,926
Month #2 (May 1, 2017 to May 31, 2017)	68,000	12.20	68,000	127,926
Month #3 (June 1, 2017 to June 30, 2017)	56,082	11.76	56,082	71,844	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of June 30, 2017 under previously authorized share repurchase programs.

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

At June 30, 2017, 71,844 shares of our common stock are available for repurchase under our board authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: August 9, 2017	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)