Form 10-K
period 2017-12-31
DSP GROUP INC /DE/
filed 2018-03-16
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TOSECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission File Number 001-35256

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation and organization)

5 Shenkar Street Herzelia 4672505 Israel

(Address of principal executive offices, including zip code)

972-9-952-9696

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2017 as reported on the NASDAQ Global Select Market, was approximately $137,666,207. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2018, the Registrant had outstanding 22,725,242 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2017 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

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

●

Our expectation that revenues from new, non-cordless products, primarily VoIP and SmartVoice products, will increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017, and anticipate such revenues to exceed 50% of the total revenues in 2018 for the first time;

●	Our expectation that revenues from cordless telephony will represent less than 50% of our revenues in 2018;

●	Our belief that our past research and development investments in new technologies are paying off;

●

Our belief that the traditional cordless telephony market using fixed-line telephony will continue to decline, potentially steeper than prior years, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products;

●

Our belief that the market will remain price sensitive for 2018 for our traditional cordless telephony prodcuts and expect that price erosion and the decrease in the average selling prices of such products to continue; and

●	Our belief that our available cash and cash equivalents at December 31, 2017 should be sufficient to finance our operations for the foreseeable future.

All forward looking statements included in this Annual Report on Form 10-K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those express or implied by the forward –looking statements contained in this report. These factors include, but are not limited to, our dependence on one primary distributor, our OEM relationships and competition, as well as those risks described in Part II Item 1A "Risk Factors" of this Form 10-K.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as "DSP Group," "we," "us" "our" or "company."

PART I

Item 1.	BUSINESS.

Introduction

DSP Group®, Inc. (NASDAQ: DSPG) is a leading global provider of wireless and audio chipset solutions for converged communications. Delivering semiconductor system solutions with software and hardware reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market. At the forefront of semiconductor innovation and operational excellence for over three decades, DSP Group provides a broad portfolio of wireless chipsets integrating industry leading standards, including DECT/CAT-iq, ULE, Wi-Fi, PSTN, HDClear™, video and VoIP technologies. DSP Group is a leader in high performance low-power integrated circuits (ICs) for audio and voice signal processing applications. We enable converged voice, audio, video and data connectivity across diverse mobile, consumer and enterprise products – from mobile phones, IoT and wearable devices, connected multimedia screens and home automation & security to cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with leading CE manufacturers and service providers to reshape the future of converged communications at home, office and mobile on the go devices.

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

With our in-house and acquired innovations and intellectual property, we are able to bring additional value to our existing market verticals and address new market verticals, including markets for IoT, office phones, mobile and wearable devices and consumer and computing devices, thus expanding our market opportunities, including the exciting new voice user interface.

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

During the past few years, we expanded into chips and phones for office and business applications, and are quickly becoming a market leader in this growing segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solution for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice calls via a broadband Internet connection rather than an analog phone line. Through successful penetration with tier one customers we achieved over 30% growth in 2017 in this segment.

Furthermore, with mobile and IoT devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our HDClear solution, a comprehensive noise suppression and voice quality enhancement product for mobile and IoT devices for always-on devices. The market trend is for mobile and IoT devices to use voice user interface. HDClear capitalizes on this trend by incorporating voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation, and beam forming algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and speech recognition. Our HDClear solution is both high performance and ultra-low power. This HDClear product family was developed through the acquisition of BoneTone Communications Ltd. (“BoneTone”) and the addition of their innovative intelligent noise cancellation algorithms to our low power SoC. In 2015, we secured our first design win for HDClear with a tier one mobile customer and started mass production shipments during the fourth quarter of 2015. In 2016, we shipped our HDClear hardware and software solution in mass production to a tier one mobile customer for one of its flagship mobile phones. We ended 2017 shipping our HDClear solution to two flag ship mobile phones and eight different OEMs for non-mobile phone applications.

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

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. We focus our efforts on four product areas: (i) SmartVoice products which consist of products targeting mobile, IoT speakers and wearable device markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionality; (ii) office products consisting of VoIP SoC products for Enterprise, SMB and SoHo; (iii)  SmartHome products consisting of ULE ICs targeting the growing markets of IoT, smart home devices and home gateways; and (iv) cordless phones which consist of largely DECT SoCs for cordless telephony.

Below is a discussion of our business segments and the products within each segment.

Home Segment - Products Targeted at SmartHome Products that are Inclusive of Home Gateways and Products for Home Automation (IoT) Markets and Cordless Telephony

Our DECT and 2.4 GHz technologies are targeted at three broad categories of products: (a) gateways, both home gateways and fixed mobile convergence, (b) home automation & IoT applications, and (c) digital cordless telephony.

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

Our Home chipset solutions enable worldwide coverage, supporting all RF bands and cordless protocols, such as:

●	1.7GHz -1.9GHz DECT – used in Europe, U.S. (DECT6.0), Korea, Japan and Latin America; and

●	2.4GHz – used in Japan, China, India and the U.S.; the dominant protocols for this RF band is our proprietary EDCT (Enhanced Digital Cordless Technology) and WDCT (Wireless Digital Cordless Technology) protocols.

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

This portfolio supports cordless phones, cordless headsets, remote controls, home DECT-enabled gateways, fixed-mobile convergence solutions and home security and automation devices.

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

We achieved significant milestones in 2016 and 2017 by incorporating DHX91, a ULE SoC; in end customer products for home automation and security applications. Our customers’ end products integrating DHX91 went through various field trials and officially launched in the market in 2014. In 2015 and 2016, Panasonic Communications Ltd. (“Panasonic”), Sercomm Corporation, Eurotronic Technology GmbH and several other leading CE brands launched ULE based products that utilizes DECT/ULE for sensors, actuators, voice and video cameras. Moreover, during 2017, Deutsche Telecom launched home automation and control services and products based on our DECT and ULE solutions.

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

Revenues from our VoIP segment continued its strong growth trajectory in 2017. A third tier one customer successfully launched a series of phones based on our DVF99. In addition, we secured additional design wins with our existing tier one customers for higher end products which are expected to go into production in the 2018 and 2019 timeframe, thereby contributing to further progress in this growing segment.

SmartVoice - Products Targeted at Mobile Telephony, Consumer Electronics and Wearable Device Markets

Our SmartVoice product portfolio is enhanced with technology for intelligent voice enhancement and noise elimination. This technology supports two solutions: HDClear and HDMobileSurround™ which are offered as part of the HDClear product line.

The current market trend is for mobile and IoT devices to use voice user interface. Our HDClear high performance and low power solutions continue to garner important design wins with our numerous enabling technologies such as voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation and beam forming algorithms, all of which dramatically improve user experience and deliver unparalleled voice quality and speech recognition.

HDClear-based solutions offer mobile IoT voice quality and intelligibility, while completely removing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improves the user experience for speech-enabled applications like virtual assistants, voice search, speakerphone conference calls and speech-to-text on mobile and wearable devices, tablets and other consumer devices.

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

In 2016, we went into production with our design win for our DBMD4 chip with a tier one OEM mobile customer. This has led to significant year over year revenue growth in our SmartVoice segment. In the second half of 2016, we announced two additional design wins for our HDClear in non-smartphone applications that will go into production in the second half of 2017.

In January 2017, we unveiled our new audio and voice enhancement SoC, the DBMD5. This new audio SoC is built to drive clearer human machine voice interactions in multi microphone equipped devices. We are currently working on our next generation voice enhancement SoC which we expect to introduce in 2018.

Customers

We are a flexible customer-centric company that proactively partners with our broad base of customers and service providers. As a reliable long-term industry supplier, We maintain a proven track record of operational excellence and successful on-time delivery. With over 10 offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products primarily through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market. In 2017, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset solutions at prominent tier-one telecom operators across the globe, and include: Aprotech, ADB, AEG, Alcatel, Atcom, AT&T, Arris, Atcom, Atlink, Arcadyan, Askey, Audiocodes, Avaya, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, CIG, Cisco, Climax, Comcast, Crow, Cybertan, Grandstream, Deutsche Telekom, Doro, DNI, DTS, DX Antenna, Eclogic, Escene, Eurotronic, Fanvil, Flextronics, Fujitsu, France Telecom, Freebox, Gibson (formerly Philips), Gaoxinqi, Gemtek, Goertek, Foxconn, Grandstream, Huawei, Iflytek, Infinite, Innomedia, Intelbras, Invoxia, JXE, Kaonmedia, Kocom, Korea Telecom, KPN, LG Electronics, Libre, Logitech, Meitu, Mitac, Mitrastar, Motorola, Moimstone, Netgear, NTT, Ooma, Panasonic, Pegatron, Pioneer, Plantronics, Proximus, Sagemcom, Samsung, Sanyo, SAXA, Sercomm, SGW, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Sunrise, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Tinno, T&W, Uniden, Unihan, Urmet, Uwin, Turkcell, Turkish Telecom, Verisure, Verizon, VTech, Vodafone, Wistron, WNC, WONDALINK, Xingtel, Yamaha, Yealink, Yeastar and ZTE.

International Sales and Operations

Export sales accounted for 96% of our total revenues for 2017 and 97% of our total revenues for both 2016 and 2015. As most of our sales to foreign entities are denominated in U.S. dollars, we are subject to risks of conducting business internationally. See Note 16 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2017, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

The following table represents our sales as a percentage of our total revenues through our main distributors Tomen Electronics, Ltd. And Ascend Technology Inc., for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Distributors	2017	2016	2015
Tomen Electronics Corporation (“Tomen Electronics”) (1)	12%	12%	16%
Ascend Technology Inc. (“Ascend Technology”)	23%	16%	15%

(1)	Panasonic Communications Co., Ltd. has continually accounted for a majority of the sales of Tomen Electronics for 2017, 2016 and 2015.

We also derive a significant amount of revenues from a limited number of customers. The following table represents our sales as a percentage of our total revenues from our main customers for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Customers	2017	2016	2015
Vtech Holdings Ltd. (“Vtech”)	27%	29%	31%
Panasonic Communications Ltd. (“Panasonic”)	10%	10%	13%
Guo Wei Electronics Ltd. (“Guo Wei”)	*	9%	12%
Samsung Electronics Ltd. (“Samsung”)	*	12%	-

*Less than 10%.

Furthermore, as our products are generally incorporated into consumer products sold by our OEM customers, our revenues may be affected by seasonal buying patterns of consumer products sold by our OEM customers.

Manufacturing and Design Methodology

We are ISO9001:2015 certified. This certification is applicable for the design, development, testing and supply of our system-on-chip solutions. We also have well established methodologies and working procedures that are also regularly audited.

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

Furthermore, some of our products require an external component in the finished product, which is supplied by a third party, to provide flash memory.

Competition

The principal competitive factors in the cordless telephony market include price, performance, system integration level, range, voice quality, customer support and the timing of product introductions by us and our competitors. We believe that we are well positioned from a competitive position. Our principal competitors in the cordless market include Lantiq (acquired by Intel) and Dialog Semiconductors. Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom (Broadcom was acquired by Avago Technologies), Dialog Semiconductors, Lantiq, Texas Instruments and new Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. An additional competitive factor relating to this market is that we are a newcomer in this market, and this market already has a number of dominant, well-established companies with significant existing market shares. We also believe that we are competitive with respect to most of these factors. Our principal competitors are developers of different wireless home automation technologies, including Analog, Z-wave and Zigbee. Among those, the major competitors for digital home connectivity are Microchip Technology, NXP, Texas Instruments, Sigma Designs (connectivity business in the process of being acquired by Silicon Labs) and Silicon Labs.

Similar principal competitive factors affect the smart audio and noise reduction market. Competitors in this market include Audience (acquired by Knowles Corporation), Cirrus Logic, Conexant (recently acquired by Synaptics) and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia. In addition, there could be a growing trend of our potential and existing customers moving to in-house designs which would make our technologies and products obsolete.

Research and Development

Timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. At December 31, 2017, we had a staff of 200 research and development personnel, of which 135 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. We spent $36.7 million in 2017, $34.9 million in 2016 and $35.5 million in 2015 on research and development activities.

Due to various new developments in the home residential market, including the rapid deployment of new communication access methods and the rise of alternative technologies in lieu of fixed-line telephony, over the past several years, consistent with our strategy, we have expanded our product lines and developed products and services targeted at wider markets, including office enterprise market and the intensively competitive mobile device market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

As of December 31, 2017, we have been granted a total of 138 patents and 44 patents are pending.

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

Backlog

At December 31, 2017, our backlog was approximately $20.6 million, compared to approximately $23.4 million and $17.2 million at December 31, 2016 and 2015, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2017, we had 328 employees, including 200 in research and development, 65 in sales and marketing, and 63 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain highly-skilled technical, marketing and management personnel, who are in demand. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing, machine learning and artificial intelligence experience. We believe that our relations with our employees are good.

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

Sales of our digital cordless telephony products comprised 54% of our total revenues for 2017, 57% for 2016 and 72% for 2015. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech, Panasonic through Tomen Electronics, Samsung and Guo Wei accounted for approximately 46%, 59% and 56% of our total revenues for each of 2017, 2016 and 2015, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Customers	2017	2016	2015
VTech Holdings Ltd.	27%	29%	31%

Panasonic Communications Ltd.	10%	10%	13%

Shenzhen Guo Wei Electronics Ltd.	*%	*%	12%

Samsung Electronics Ltd.	*%	12%	-

* less than 10%

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

The following table represents our sales as a percentage of our total revenues through our main distributors Tomen Electronics and Ascend Technology Inc, for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Distributors	2017	2016	2015
Tomen Electronics Corporation	12%	12%	16%

Ascend Technology Inc.	23%	16%	15%

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

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our HDClear product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs targeted for this market. Our main competitors include Audience (acquired by Knowles Corporation), Conexant (recently acquired by Synaptics) and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our HDClear products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to gain design wins, both of which would adversely impact our operating results.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96%, 97% and 97% of our total revenues for 2017, 2016 and 2015, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

●	unexpected changes in foreign government regulatory requirements;

●	fluctuations in the exchange rate for the U.S. dollar;

●	import and export license requirements;

●	imposition of tariffs and other barriers and restrictions;

●	burdens of complying with a variety of foreign laws, treaties and technical standards;

●	uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

●	difficulty in collecting accounts receivable and longer payment cycles for international customers than existing customers;

●	difficulty in staffing and managing foreign operations and maintaining the morale and productivity of employees within foreign operations;

●	multiple and possibly overlapping tax structures and potentially adverse tax consequences;

●	political and economic instability, including protectionist policies; and

●	changes in diplomatic and trade relationships.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2017, 203 of our 328 employees were located in Israel, including 135 out of 200 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Recently enacted tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for significant and wide-ranging changes to the U.S. Internal Revenue Code. The reforms are complex, and it will take some time to assess the implications thoroughly. Broadly, the implications most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates and additional limitations on deductions attributable to interest expense; and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Cuts and Jobs Act includes a one-time tax on cumulative retained earnings and profits of U.S.-owned (directly or indirectly) foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Taxpayers may make an election to pay this tax over eight years.  These tax reforms will give rise to significant consequences, both immediately in terms of one-off impacts relating to the transition tax and the measurement of deferred tax assets and liabilities and going forward in terms of the company’s taxation expense. An initial review and estimate has been undertaken by us, which will be updated over the coming weeks and months as we work through these complex changes with its advisors. The Tax Act could be subject to potential amendments and technical corrections, any of which could lessen or increase adverse impacts of the law. The final transitional impact of the Tax Act may differ from the estimates provided in this Annual Report, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes.  Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% of our total revenues for 2017 and 97% of our total revenues for 2016 and 2015. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Lantiq (acquired by Intel) and Dialog Semiconductors. Our principal competitors in the VoIP market include Broadcom (acquired by Avago Technologies), Dialog Semiconductors, Infineon, Texas Instruments and new Taiwanese IC vendors. Our principal competitors in the smart audio and noise reduction market include Audience (acquired by Knowles Corporation), Cirrus Logic, Conexant (recently acquired by Synaptics) and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia.

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

Our operations in Israel are located in leased facilities of approximately 45,359 square feet located in Herzliya Pituach, Israel. These facilities are leased through December 2018. We have recently signed a lease agreement for our new leased facilities, which are also located in Herzliya Pituach, Israel. The new facilities will be leased for 10 years starting on January 1, 2019. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2018. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2018. Our subsidiary in Scotland has a lease agreement for its facilities with automatic renewals on a month-to-month basis. Our subsidiary in India has a lease that terminates in August 2020. Our subsidiary in China has 2 lease agreements for its facilities, one in Shenzhen that terminates in September 2020, and the other in Shanghai that terminates in July 2018. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2019. Our subsidiary in South Korea has a lease that terminates in January 2018. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). The following table presents for the periods indicated the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market:

Year Ended December 31, 2016	High	Low
First Quarter	10.21	7.89
Second Quarter	10.80	8.50
Third Quarter	12.19	9.75
Fourth Quarter	13.10	9.95

Year Ended December 31, 2017	High	Low
First Quarter	14.20	9.80
Second Quarter	13.00	11.30
Third Quarter	13.00	10.80
Fourth Quarter	13.95	12.25

As of March 6, 2018, there were 22,725,242 shares of common stock outstanding. As of March 6, 2018, the company had approximately 22 holders of record and we believe greater than 3,185 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 15, 2018. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

During the fourth quarter of 2017, we repurchased 10,001 shares of common stock at an average purchase price of $12.52 per share for approximately $0.1 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs) (1)
Month #1 (October 1, 2017 to October 31, 2017)	-	-	-	758,011
Month #2 (November 1, 2017 to November 30, 2017)	4,000	12.52	4,000	754,011
Month #3 (December 1, 2017 to December 31, 2017)	6,001	12.52	6,001	748,010

At December 31, 2017, 748,010 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 15, 2018. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2012 and ends on December 31, 2017, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2012, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2017, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31,
	2017	2016	2015	2014	2013
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$124,753	$137,869	$144,271	$143,036	$151,063
Cost of revenues	67,058	77,023	84,411	85,992	91,237
Gross profit	57,695	60,846	59,860	57,044	59,826
Operating expenses
Research and development, net	36,655	34,885	35,483	33,468	35,000
General, administrative, sales and marketing	24,104	22,873	21,979	22,446	23,085
Amortization of intangible assets	1,700	1,457	1,284	1,573	1,672
Other income	-	(2,549)	-	-	-
Write-off of expired option related to investment in other company	-	-	400	-	-
Total operating expenses	62,459	56,666	59,146	57,487	59,757
Operating income (loss)	(4,764)	4,180	714	(443)	69
Financial and other income
Financial income, net	1,669	1,227	1,175	1,204	2,457

Income (loss) before taxes	(3,095)	5,407	1,889	761	2,526
Income tax benefit (expense)	92	(594)	(327)	2,841	150
Net income (loss)	$(3,003)	$4,813	$1,562	$3,602	$2,676
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	22,229	21,800	21,924	21,968	22,249
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	22,229	22,887	23,340	22,954	22,906
Basic net income (loss) per share	$(0.14)	$0.22	$0.07	$0.16	$0.12
Diluted net income (loss) per share	$(0.14)	$0.21	$0.07	$0.16	$0.12
Balance Sheet Data (end of year):
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$129,215	$124,945	$121,656	$124,944	$127,712
Working capital	$51,071	$52,102	$38,144	$38,817	$42,301
Total assets	$185,199	$185,944	$183,962	$191,179	$192,265
Total stockholders’ equity	$146,950	$145,547	$143,318	$146,623	$147,411

Year Ended December 31,
Fiscal Years by	2017				2016
Quarter Quarterly Data:	4th’	3rd’	2nd’	1st’	4th’	3rd’	2nd’	1st’
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$31,242	$34,277	$31,301	$27,933	$35,278	$38,768	$36,164	$27,659
Gross profit	$14,944	$16,007	$14,497	$12,247	$15,894	$17,350	$15,885	$11,717
Net income (loss)	$(129)	$578	$(586)	$(2,866)	$1,312	$5,334	$1,080	$(2,913)
Net income (loss) per share — Basic	$(0.01)	$0.03	$(0.03)	$(0.13)	$0.06	$0.24	$0.05	$(0.13)
Net income (loss) per share — Diluted	$(0.01)	$0.02	$(0.03)	$(0.13)	$0.06	$0.23	$0.05	$(0.13)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. In addition, our SmartVoice segment products consist of products targeted at mobile, IoT and wearable device markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

A majority of our revenues is derived from products targeted for digital cordless telephony. Such revenues currently represent approximately 54% of our total revenues for 2017. We expect that revenues from cordless telephony will represent less than 50% of our revenues in 2018.

Our revenues were $124.8 million for 2017, a decrease of 10% in comparison to 2016. The decrease for 2017 was primarily as a result of decrease in sales of our cordless telephony and SmartVoice products, partially offset by increased sales of our VoIP products. Revenues from our non-cordless products accounted for 46% of our total revenues for 2017, as compared to 43% of our total revenues for 2016.

Revenues derived from the sale of cordless telephony products represented 54% of our total revenues for 2017, as compared to 57% of our total revenues for 2016. Revenues from our home gateway products represented 9% of our total revenues in 2017, as compared to 8% of our total revenues for 2016. Revenues from our VoIP products represented 28% of our total revenues for 2017, as compared to 19% of our total revenues for 2016. Revenues from our SmartVoice products represented 4% of our total revenues for 2017, as compared to 12% of our total revenues for 2016. Revenues from our home automation products represented 5% of our total revenues for 2017, as compared to 4% of our total revenues for 2016. At the start of 2018, we consolidated our home gateway and home automation products into a new product line called SmartHome. Revenues from this product line accounted for 14% of our 2017 revenues as compared to 12% in 2016. We expect that revenues from new, non-cordless products, primarily VoIP and SmartVoice products, to increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017, and anticipated to exceed 50% of the total revenues in 2018 for the first time.

Our gross margin increased to 46.2% of our total revenues for 2017 from 44.1% for 2016, primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a decrease in royalties in 2017 as compared to 2016, mostly in our SmartVoice segment. We anticipated that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products which generally have higher gross margins.

Our operating loss was $4.8 million for 2017, as compared to an operating income of $4.2 million for 2016. The decrease in our operating income is attributed to (i) an increase in our operating expenses in 2017 as compared to 2016, (ii) other income of $2.5 million in 2016, related to the reversal of certain provisions due to the elapse of the applicable statute of limitations and (iii) a decrease in total revenues in 2017 as compared to 2016, offset to some extent by an increase in our gross margins in 2017 as compared to 2016. Our operating expenses increased by 10% to $62.5 million for 2017, as compared to $56.7 million for 2016, mainly as a result of the above mentioned other income recorded in 2016.

Notwithstanding our success in increasing our gross margin as a percentage of our overall revenues primarily as a result of increased sales of new products, we expect that our financial condition will continue to be challenged by the expected decline of the cordless telephony market.The traditional cordless telephony market using fixed-line telephony continues to decline, potentially steeper than prior years, which continues to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, a significant majority of our revenues are currently generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to continue to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Aggregate revenues derived from our new products were 46%, 43% and 28% of our total revenues for 2017, 2016 and 2015, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our new products to increase in 2018 as compared to 2017.

However, despite our successes thus far, we can provide no assurances about our continued success in introducing new products and penetrating new markets, as well as our predictions regarding market trends. Furthermore, although our new products targeted for IoT and mobile devices, home control & automation and enterprise VoIP solutions are gradually being introduced into the market, market adoption of such products is at early stages and may require us to increase our research and development spending to capitalize on opportunities in those markets. Moreover, although we have achieved a number of design wins with top-tier OEMs for new products, revenue generated from the commercialization of new products is a measured process as there is generally a long lead time from a design win to commercialization. From initial product design win to volume production, many factors could impact the timing and/or amount of sales actually realized from the design win. In addition to general price sensitivity and price erosion in the markets we operate, the introduction of new products may accelerate price erosion of older products. As a result, we expect the market to remain price sensitive for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue. In addition, our continued success and growth in new markets that we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top-tier OEMs. Furthermore, various other factors, including increases in the cost of raw materials and commodities and our suppliers passing such increases onto us, increases in silicon wafer costs and increases in production, assembly and testing costs, and shortage of capacity to fulfill our fabrication, assembly and testing needs, all may decrease our gross profit and harm our ability to grow our revenues in future periods.

As of December 31, 2017, our principal source of liquidity consisted of cash and cash equivalents of $21.3 million and marketable securities and short and long term deposits of $107.4 million, totaling $128.7 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2017.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including, among other, a one-time mandatory transition tax on accumulated foreign earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, if any, In December 2017.

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

Results of Operations:

Total Revenues.

The following tables represent our total revenues and our revenues by product family for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	2017	YoY Change	2016	YoY Change	2015
Total Revenues (1,2)	$124.8	(10)%	$137.9	(4)%	$144.3
Cordless (3)	$67.4	(14)%	$78.6	(25)%	$104.1
Percentage of total revenues	54%		57%		72%
Home Gateway (4,5)	$11.2	3%	$10.9	(21.0)%	$13.8
Percentage of total revenues	9%		8%		10%
Home automation (6)	$6.4	9%	$5.9	55%	$3.8
Percentage of total revenues	5%		4%		3%
VoIP (7)	$34.9	31%	$26.6	20%	$22.2
Percentage of total revenues	28%		19%		15%
SmartVoice (8,9)	$4.9	(69)%	$15.9	5200%	$0.3
Percentage of total revenues	4%		12%		-
1.

The decrease in revenues for 2017 as compared to 2016 was primarily as a result of decreased sales of our cordless telephony and SmartVoice products, offset to some extent by increased sales of our VoIP products.

2.

The decrease in revenues for 2016 as compared to 2015 was primarily as a result of decreased sales of our cordless telephony products, offset to some extent by increased sales of VoIP and SmartVoice products.

3.	The decrease in cordless revenues for both comparable periods was mainly attributable to decreased demand from our customers in all markets.
4.	The increase of our home gateway product sales in 2017 as compared to 2016 is mainly attributable to higher demands from our customers.
5.	The decrease of our home gateway product sales in 2016 as compared to 2015 is mainly attributable to lower demands from our customers.
6.

The increase of our home automation product sales in both comparable periods is attributable to an increase in customers demand for our home automation products resulting from market acceptance of ULE products.

7.

The increase in our VoIP sales for both comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this domain.

8.	The decrease in our SmartVoice revenues in 2017 as compared to 2016 is attributed to a decrease in demand from one of our tier one mobile customer.
9.

The increase in our SmartVoice revenues in 2016 as compared to 2015 was attributed to the commencement of sales of our HDClear products in the third quarter of 2015 and the integration of our HDClear product in 2016 in one of our tier one mobile customer’s flagship mobile phones

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$4,927	$4,696	$3,944
Hong Kong	46,119	56,768	72,608
Japan	16,567	18,440	26,114
Europe	9,882	9,703	8,464
China	16,096	10,244	10,359
Taiwan	22,442	16,428	16,902
Korea	4,190	17,503	1,913
Other	4,530	4,087	3,967
Total revenues	$124,753	$137,869	$144,271

Sales to our customers in Taiwan increased in 2017 as compared to 2016, representing a 37% increase in absolute U.S. dollars. The increase in our sales to Taiwan in 2017 resulted from an increase in sales through our distributor, Ascend Technology.

Sales to our customers in China increased in 2017 as compared to 2016, representing a 57% increase in absolute U.S. dollars. The increase in our sales to China in 2017 resulted from a 20% increase in sales through our distributor, Ascend Technology, as well as increased sales to our customers Yealink and Arrow, representing a 38% and 255% increase in sales for the comparable periods, mostly due to sales in our Office segment.

Sales to our customers in Hong Kong decreased for 2017 as compared to 2016, representing a decrease of 19% in absolute U.S.dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to VTech of 15% when comparing 2017 to 2016, a decrease in sales to CCT Technology (“CCT”) of 24% when comparing 2017 to 2016, and a decrease of 29% in sales to Guo Wei when comparing 2017 to 2016, mostly resulting from the decline in cordless sales.

The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, mostly in cordless products, representing a 13% decrease in absolute dollars for 2017 as compared to 2016, and a decrease in sales through our distributor, Tomen Electronics, to Panasonic of 12% when comparing 2017 to 2016.

Sales to our customers in Korea decreased for 2017 as compared to 2016, representing a decrease of 76% in absolute U.S. dollars. The decrease in our sales to Korea in 2017 resulted mainly from a decrease in demand from a tier one mobile customer.

Sales to our customers in Hong Kong decreased for 2016 as compared to 2015, representing a decrease of 22% in absolute U.S. dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from the decrease in sales to VTech of 11% when comparing 2016 to 2015, a decrease in sales to CCT of 47% when comparing 2016 to 2015, and a decrease of 30% in sales to Guo Wei. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market, representing a 40% decrease in absolute dollars for 2016 as compared to 2015 and a decrease in sales through our distributor, Tomen Electronics to Panasonic of 25% when comparing 2016 to 2015.

Sales to our customers in Korea increased for 2016 as compared to 2015, representing an increase of 815% in absolute U.S. dollars. The increase in our sales to Korea in 2016 resulted mainly from an increase in sales to a tier one mobile customer after the commencement of sales of our HDClear products at the end of 2015 and the integration of our HDClear product in 2016 into one of such customer’s flagship models.

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

The following table represents our sales, as a percentage of our total revenues, through our main customers for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Customers	2017	2016	2015
VTech Holdings Ltd.	27%	29%	31%

Panasonic Communications Ltd.	10%	10%	13%

Shenzhen Guo Wei Electronics Ltd.	*	*%	12%

Samsung Electronics Ltd.	*	12%	-

*Less than 10%.

The following table represents our sales, as a percentage of our total revenues, through our main distributors Tomen Electronics and Ascend Technology for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Distributors	2017	2016	2015
Tomen Electronics Corporation (1)	12%	12%	16%

Ascend Technology Inc.	23%	16%	15%

(1)

Tomen Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10%, 10% and 13% of our total revenues for 2017, 2016 and 2015, respectively.

(2)	Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for 2017, 2016 or 2015.

Significant Products. Revenues from our digital cordless telephony products represented 54%, 57% and 72% of our total revenues for 2017, 2016 and 2015, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2018. We believe that the rapid deployment of new communication access methods, as well as the lack of growth in fixed-line telephony, will reduce our total revenues derived from, and unit sales of, cordless telephony products, for the short and long term.

Revenues from our home gateway products represented 9%, 8% and 10% of our total revenues for 2017, 2016 and 2015, respectively. Revenues from our home automation products represented 5%, 4% and 3% of our total revenues for 2017, 2016 and 2015, respectively. Revenues from SmartHome products, comprising of home gateways and home automoation products, represented 14%, 12% and 13% of our total revenues for 2017, 2016 and 2015, respectively.

Revenues from our VoIP products represented 28%, 19% and 15% of our total revenues for 2017, 2016 and 2015, respectively.

Revenues from our SmartVoice products represented 4%, 12% and 0% of our total revenues for 2017, 2016 and 2015, respectively.

Gross Profit. Gross profit as a percentage of revenues was 46.2% for 2017, 44.1% for 2016 and 41.5% for 2015. The increase in our gross profit for 2017 as compared to 2016 was primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) a decrease in royalties paid in 2017, as compared to 2016, mainly in our SmartVoice segment. Those factors were partially offset by a decrease in total revenues in 2017 as compared to 2016. The increase in our gross profit for 2016 as compared to 2015 was primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margin, and (ii) an improvement in production yield and direct contribution of certain of our products. These were partially offset by a decrease in total revenues in 2016 as compared to 2015 and by an increase in royalties paid in 2016, as compared to 2015, mainly in our SmartVoice segment.

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

Operating Expenses. Our operating expenses were $62.5 million for 2017, $56.7 million for 2016 and $59.1 million for 2015. The increase in operating expenses for 2017 as compared to 2016 was primarily attributable to (i) other income of $2.5 million recorded in 2016 related to the reversal of certain provisions due to the elapse of the applicable statute of limitations, (ii) an increase in research and development expenses in the amount of $1.8 million, mostly attributable to a decrease in funding from the Israeli Innovation Authority ("IIA") in an amount of $1.2 million in 2017 as compared to 2016, (iii) an increase in sales and marketing expenses in an amount of $0.4 million, and (iv) an increase in general and administrative expenses in an amount of $0.8 million, mostly due to an increase in legal expenses in an amount of $0.4 million in 2017 as compared to 2016.

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

Our operating loss was $4.8 for 2017, as compared to operating income of $4.2 million and $0.7 million for 2016 and 2015, respectively. The decrease in operating income in 2017 as compared to 2016 was mainly due to the decrease in revenues and an increase in operating expenses in 2017 as compared to 2016, partially offset by an increase in gross margins in 2017 as compared to 2016.

The increase in operating income in 2016 as compared to 2015 was mainly due to an increase in gross margins in 2016 as compared to 2015 and a decrease in operating expenses in 2016 as compared to 2015 by $2.4 million. Those factors were partially offset by a decrease in our total revenues for 2016 as compared to 2015.

Research and Development Expenses. Our research and development expenses, net, were $36.7 million for 2017, $34.9 million for 2016 and $35.5 million for 2015. The increase for 2017 in research and development expenses, net, as compared to 2016, was mainly due to (i) a decrease in funding from the IIA in an amount of $1.2 million in 2017 as compared to 2016, (ii) an increase in development tools expenses in 2017 as compared to 2016 in an amount of $0.4 million, and (iii) an increase in salaries and related expenses as compared to 2016, mainly due to the devaluation of the U.S dollar against the NIS. Those increases were partially offset by a decrease of $0.6 million in subcontractor, IP and tape out expenses for 2017, as compared to 2016.

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

Our research and development expenses, net, as a percentage of our total revenues were 29%, 25% and 25% for the years ended on December 31, 2017, 2016 and 2015, respectively. The increase in research and development expenses, net, as a percentage of total revenues for 2017 as compared to 2016 was mainly due to an increase in research and development expenses, net and a decrease in revenues for the comparable periods.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $14.3 million for 2017, $13.9 million for 2016 and $12.1 million for 2015. The increase in sales and marketing expenses between 2017 and 2016 was mainly attributable to (i) an increase in consulting services, (ii) an increase in payroll and related expenses as compared to 2016, mainly due to the devaluation of the U.S. dollar against the NIS, and (iii) an increase in equity based compensation expenses of $0.3 million in 2017 compared to 2016. Those factors were partially offset by a decrease in sales commissions on sales of SmartVoice products in 2017 as compared to 2016 due to lower revenues from such segment.

The increase in sales and marketing expenses between 2016 and 2015 was mainly attributable to (i) an increase in sales commissions on sales of SmartVoive products, (ii) an increase in payroll expenses and (iii) an increase in equity based compensation expenses of $0.2 million in 2016 compared to 2015.

Our sales and marketing expenses as a percentage of our total revenues were 11%, 10% and 8% for 2017, 2016 and 2015, respectively. The increase in sales and marketing expenses as a percentage of total revenues for 2017 as compared to 2016 was mainly due to a decrease in absolute dollars of the total revenues and an increase in sales and marketing expenses for 2017 as compared to 2016.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $9.8 million, $9.0 million and $9.9 million for 2017, 2016 and 2015, respectively. The increase in general and administrative expenses for 2017 as compared to 2016 was mainly due to (i) an increase in legal expenses due to the reimbursement of legal expenses in the amount of $0.4 million in 2016 as a result of the finalization of an arbitration proceeding, and (ii) an increase in equity based compensation expenses of $0.3 million in 2017 as compared to 2016.

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

General and administrative expenses as a percentage of our total revenues were 8%, 7% and 7% for the three years ended December 31, 2017, 2016 and 2015, respectively. The increase in general and administrative expenses as a percentage of total revenues for 2017 as compared to 2016 was mainly due to a decrease in absolute dollars of the total revenues and an increase in general and administrative expenses for 2017 as compared to 2016.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During 2017, 2016 and 2015, we recorded an expense of $1.7 million, $1.5 million and $1.3 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions. The increase in 2017 compared to 2016 is attributable to additional amortization of intangible assets related to the acquisition of a private company in Asia in the second half of 2016.

The increase in 2016 compared to 2015 is attributable to the same reason mentioned above - additional amortization of intangible assets related to the acquisition of a private company in Asia in 2016.

Write-off of Expired Option Related to Investment in Other Company. In November 2013, we made an investment of $2.2 million in a private company in Asia in return for approximately 14% of the equity of the company on a fully diluted basis. We also had the option to acquire the remaining equity of this private company until December 31, 2014. The terms and conditions of the investment were modified in November 2014, including an extension of the option to acquire the remaining equity of the company to December 31, 2015. We did not exercise the purchase option by the expiration date, and as a result we recorded a write-off of $0.4 million associated with the investment in 2015.

Other Income. During the third quarter of 2016, we recorded other income in the amount of $2.5 million related to the reversal of certain provisions due to the elapse of the applicable statute of limitations.

Financial Income, net. Financial income, net, was $1.7 million, $1.2 million and $1.2 million for the three years ended December 31, 2017, 2016 and 2015. The increase in financial income, net, in 2017 as compared to 2016 was mainly due to an increase in foreign exchange rates income by $0.2 million and an increase of $0.2 million in marketable securities and deposits interest in 2017 as compared to 2016, resulting from an increase in interest rates.

Our total cash, cash equivalents, marketable securities and short and long term deposits, including restricted deposits, were $129.2 million as of December 31, 2017, as compared to $124.9 million as of December 31, 2016.

Provision for Income Taxes. In 2017, we had a tax benefit of $0.1 compared to taxes on income of $0.6 million for 2016, and $0.3 million for 2015.

The tax benefit for 2017 was mainly attributed to an income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.4 million, offset to some extent by current tax expenses that were recorded in the amount of $0.3 million.

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

Tax Cuts and Jobs Act. On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Broadly, the implications of the Tax Act most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Act includes a one-time tax of 15.5% on cumulative retained earnings and profits of U.S.-owned (directly or indirectly) foreign subsidiaries. An initial review of the Tax Act has been undertaken by us and based on such review, we believe we are not subject to any transitional tax because the company does not currently have any positive cumulative earnings and profits in its foreign subsidiaries. The Tax Act could be subject to potential amendments and technical corrections. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such tax changes on the impact on our financial statements.

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

Our operating segments are as follows: Home, Office and SmartVoice. The classification of our business segments is based on a number of factors that our management uses to evaluate, view and run the company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. We have recently combined the home gateway and home automation products into a single product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 54%, 57% and 72% of our total revenues for 2017, 2016 and 2015, respectively, and (ii) revenues from home gateway products amounted to 9%, 8% and 10% of our total revenues for 2017, 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from our VoIP products represented 28%, 19% and 15% of our total revenues for 2017, 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the years 2017, 2016 and 2015.

SmartVoice (formerly called “Mobile”) - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate our voice recognition, noise suppression and voice quality enhancement HDClear technology. Revenues derived from mobile products in the SmartVoice segment represented 4%, 12% and 0% of our total revenues for 2017, 2016 and 2015, respectively. No products in the SmartVoice segment exceeded 10% of our total consolidated revenues for the years 2017, 2016 and 2015.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31
	Revenues			Income (loss) from operations
	2017	2016	2015	2017	2016	2015
Home	$85,021	$95,388	$121,714	$16,256	$17,715	$24,815
Office	$34,879	$26,590	$22,216	$9,105	$(2,961)	$(4,861)
SmartVoice	$4,853	$15,891	$341	$(20,798)	$(5,190)	$(10,308)
Total	$124,753	$137,869	$144,271	$4,563	$9,564	$9,646

Sales to our customers in the home segment decreased for 2017 as compared to 2016, representing a decrease of 11% in absolute U.S. dollars, and decreased for 2016 as compared to 2015, representing a decrease of 22% in absolute U.S. dollars. The decrease in our home segment sales for 2017 as compared to 2016 was mainly attributable to a decline in market demands over the comparative periods, which were partially offset by an increase in sales of our home automation and home gateway products in 2017 as compared to 2016. The decrease in our home segment sales for 2016 as compared to 2015 was mainly attributable to the decline in market demands, and a decrease in the average selling prices of cordless phones over the comparative periods and a decrease in sales of home gateway products, offset to some extent by an increase in sales of home automation products.

Sales to our customers in the office segment increased for 2017 as compared to 2016, representing an increase of 31% in absolute U.S. dollars. Sales to our customers in the office segment increased for 2016 as compared to 2015, representing an increase of 20% in absolute U.S. dollars. The increase in our office segment sales for both comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the SmartVoice segment decreased significantly for 2017 as compared to 2016, representing a decrease of 69% in absolute U.S. dollars. The decrease in our SmartVoice segment sales for 2017, as compared to 2016 was mainly due to a decrease in demand from one of our tier one mobile customers. The increase in our SmartVoice segment sales for 2016, as compared to 2015 was mainly due to the integration of our HDClear product in one of our tier one customer’s flagship mobile phones.

The reconciliation of segment operating results information to our consolidated financial information is included in Note 16 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $8.5, $16.5 and $12.2 million of cash and cash equivalents from our operating activities during 2017, 2016 and 2015, respectively. The decrease in net cash generated by operating activities for 2017, as compared to 2016, was mainly as a result of (i) a decrease in net profit in 2017 as compared to 2016, (ii) a decrease in accounts payable in an amount of $3.9 million during 2017 as compared to $0.6 million during 2016, and (iii) an increase in other accounts receivable and prepaid expenses in an amount of $1.1 million during 2017 as compared to a decrease of $1.0 million during 2016. The above mentioned factors were partially offset by (i) a decrease in accounts receivable in an amount of $5.7 million during 2017 as compared to a decrease of $0.2 million during 2016.

The increase in net cash generated by operating activities for 2016, as compared to 2015, was mainly as a result of (i) an increase in net profit in 2016 as compared to 2015 (ii) an increase in accrued compensation and benefits in an amount of $2.6 million during 2016 as compared to $0.2 million during 2015, (iii) a decrease in other accounts receivable and prepaid expenses in amount of $1.0 million during 2016 as compared to an increase of $1.0 million during 2015, and (iv) a decrease in accounts payable in an amount of $0.6 million during 2016 as compared to a decrease of $2.2 million during 2015. The above mentioned increase was partially offset by a decrease in inventories in the amount of $1.7 million during 2016, as compared to a decrease in inventories in the amount of $4.1 million during 2015.

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2017, we purchased $49.8 million of investments in marketable securities and deposits, as compared to $55.5 million during 2016 and $41.0 million during 2015. During the same periods, $21.5 million, $35.1 million and $20.1 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $19.2 million, $14.3 million and $13.2 million, respectively, of investments in marketable securities were sold. Additionally, during 2017, 2016 and 2015, $8.3 million, $5.6 million and $2.6 million, respectively, of short term deposits matured.

As of December 31, 2017, the amortized cost of our marketable securities and deposits was approximately $108.6 million and their stated market value was approximately $107.4 million, representing an unrealized loss of approximately $1.2 million.

During 2016, we completed the acquisition of a private company in Asia by acquiring the remaining 86% of equity of that company. As part of the acquisition, we paid $0.5 million to the company’s shareholders.

Our capital equipment purchases for 2017, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.8 million, as compared to $2.1 million for 2016, and $2.3 million for 2015.

Financing Activities. During 2017, we repurchased 0.4 million shares of our common stock at an average purchase price of $11.54 per share for an aggregate amount of $4.5 million. In addition, during 2017, we received $1.5 million upon the exercise of employee stock options.

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

At December 31, 2017, approximately 0.7 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of December 31, 2017, we had cash and cash equivalents totaling approximately $21.3 million and marketable securities and time deposits of approximately $107.4 million. Out of total cash, cash equivalents and marketable securities of $128.7 million, $117.6 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2017 was approximately $51.1 million, as compared to $52.1 million as of December 31, 2016. The decrease in working capital was mainly due to (i) the repurchase of our common stock in the amount of $4.5 during 2017, and (ii) the replacement of short term marketable securities and deposits with long term marketable securities and deposits. The above mentioned decreases were offset to some extent by the net cash of $8.5 million generated by operating activities during 2017. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2017 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$14,968	$2,961	$2,822	$2,296	$6,889
Net Pension Liability (2)	1,410	9	19	58	1,324
Development tools lease and other (3)	4,414	1,746	2,668	-	-
Total Contractual Obligations	$20,792	$4,716	$5,509	$2,354	$8,213

(1)

Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 13 to notes to our consolidated financial statements for the year ended December 31, 2017.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools and other non-cancelable lease agreements.

At December 31, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $1.3 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel are paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2017, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statements for the year ended December 31, 2017. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DSP GROUP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSP GROUP, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2018	A Member of Ernst & Young Global
We have served as the Company's auditor since 1998.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSP GROUP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DSP GROUP, Inc.`s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes, and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

/s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2018	A Member of Ernst & Young Global

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,324	$17,752
Restricted deposits	524	70
Marketable securities and short-term deposits (Note 3)	24,697	29,031
Trade receivables	13,416	19,069
Other accounts receivable and prepaid expenses (Note 4)	3,167	2,331
Inventories (Note 5)	9,422	9,748

Total current assets	72,550	78,001

PROPERTY AND EQUIPMENT, NET (Note 6)	3,184	4,130

NON-CURRENT ASSETS:
Long-term marketable securities and long-term deposits (Note 3)	82,669	78,092
Long-term prepaid expenses and lease deposits	1,541	1,329
Deferred income taxes (Note 14)	1,043	918
Severance pay fund	15,190	12,751
Intangible assets, net (Note 7)	2,779	4,480
Goodwill	6,243	6,243

Total non-current assets	109,465	103,813

Total assets	$185,199	$185,944

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$8,660	$12,540
Accrued compensation and benefits	8,699	8,666
Income tax accruals and payables	1,232	1,137
Accrued expenses and other accounts payable (Note 9)	2,888	3,556

Total current liabilities	21,479	25,899

NON-CURRENT LIABILITIES:
Deferred income taxes, net (Note 14)	424	787
Accrued severance pay	15,463	12,908
Accrued pensions (Note 10)	883	803

Total non-current liabilities	16,770	14,498

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (Note 12):
Capital stock:
Common stock, $0.001 par value -
Authorized: 50,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 22,432,660 and 21,931,157 shares at December 31, 2017 and 2016, respectively	22	22
Additional paid-in capital	372,041	366,121
Treasury stock at cost, 12,043,904 shares at December 31, 2017	(118,397)	(122,632)
Accumulated other comprehensive loss	(1,874)	(1,852)
Accumulated deficit	(104,842)	(96,112)

Total stockholders’ equity	146,950	145,547

Total liabilities and stockholders’ equity	$185,199	$185,944

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2017	2016	2015

Revenues	$124,753	$137,869	$144,271
Costs of revenues (1)	67,058	77,023	84,411

Gross profit	57,695	60,846	59,860

Operating expenses:
Research and development, net (2)	36,655	34,885	35,483
Sales and marketing (3)	14,315	13,867	12,103
General and administrative (4)	9,789	9,006	9,876
Amortization of intangible assets	1,700	1,457	1,284
Other income (Note 10)	-	(2,549)	-
Write-off of expired option related to investment in other company	-	-	400

Total operating expenses	62,459	56,666	59,146

Operating income (loss)	(4,764)	4,180	714
Financial income, net (Note 11)	1,669	1,227	1,175

Income (loss) before income tax benefit (expense)	(3,095)	5,407	1,889
Income tax benefit (expense)	92	(594)	(327)

Net income (loss)	$(3,003)	$4,813	$1,562

Net earnings (loss) per share:
Basic	$(0.14)	$0.22	$0.07
Diluted	$(0.14)	$0.21	$0.07

Weighted average number of shares used in per share computations of:
Basic net earnings (loss) per share	22,229	21,800	21,924
Diluted net earnings (loss) per share	22,229	22,887	23,340

(1)	Includes equity-based compensation expense in the amount of $352, $328 and $300 for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,349, $2,205 and $2,201for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Includes equity-based compensation expense in the amount of $1,115, $806 and $641 for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Includes equity-based compensation expense in the amount of $2,045, $1,749 and $1,950 for the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year Ended December 31,
	2017	2016	2015

Net income:	$(3,003)	$4,813	$1,562
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	(158)	(617)	(230)
Reclassification adjustments for losses included in net income (loss)	50	17	24
Net change	(108)	(600)	(206)
Cash flow hedges:
Changes in unrealized gains (losses)	163	45	(38)
Reclassification adjustments for (gains) losses included in net income (loss)	(172)	(1)	621
Net change	(9)	44	583
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	24	(117)	63
Amortization of actuarial loss and prior service benefit	22	14	20
Net change	46	(103)	83
Foreign currency translation adjustments, net	49	74	(161)
Other comprehensive income (loss)	(22)	(585)	299
Comprehensive income	$(3,027)	$4,228	$1,861

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2014	21,844	$22	$355,906	$(122,387)	$(1,566)	$(85,352)	$146,623

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*) -	-	2,269	-	(500)	1,769
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	791	1	25	7,689	-	(6,473)	1,242
Purchase of treasury stock	(1,295)	(1)	-	(13,268)	-	-	(13,269)
Equity-based compensation expenses		-	5,092	-	-	-	5,092
Net income		-	-	-	-	1,562	1,562
Change in accumulated other comprehensive income		-	-	-	299	-	299

Balance at December 31, 2015	21,573	$22	$361,023	$(125,697)	$(1,267)	$(90,763)	$143,318

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2015	21,573	$22	$361,023	$(125,697)	$(1,267)	$(90,763)	$143,318

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*) -	-	2,270	-	(492)	1,778
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	1,176	1	10	11,461	-	(9,670)	1,802
Purchase of treasury stock	(1,051)	(1)	-	(10,666)	-	-	(10,667)
Equity-based compensation expenses		-	5,088	-	-	-	5,088
Net income		-	-	-	-	4,813	4,813
Change in accumulated other comprehensive income		-	-	-	(585)	-	(585)

Balance at December 31, 2016	21,931	$22	$366,121	$(122,632)	$(1,852)	$(96,112)	$145,547

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	227	*) -	-	2,225	-	(330)	1,895
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	663	*) -	59	6,500	-	(5,397)	1,162
Purchase of treasury stock	(389)	*) -	-	(4,490)	-	-	(4,490)
Equity-based compensation expenses		-	5,861	-	-	-	5,861
Net income (loss)		-	-	-	-	(3,003)	(3,003)
Change in accumulated other comprehensive income		-	-	-	(22)	-	(22)

Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(1,874)	$(104,842)	$146,950

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:

Net income	$(3,003)	$4,813	$1,562
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,781	1,704	1,356
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	5,861	5,088	5,092
Capital loss from sale and disposal of property and equipment	19	10	4
Realized losses from sale of marketable securities, net	50	17	24
Amortization of intangible assets	1,700	1,457	1,284
Write-off of expired option related to investment in other company	-	-	400
Accrued interest and amortization of premium on marketable securities and short-term deposits	363	610	847
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(459)	320	(756)
Trade receivables, net	5,728	168	945
Other accounts receivable and prepaid expenses	(1,142)	953	(987)
Inventories	363	1,702	4,131
Long-term prepaid expenses and lease deposits	(212)	(166)	(31)
Trade payables	(3,893)	(575)	(2,180)
Accrued compensation and benefits	1,878	2,566	184
Income tax accruals	38	(724)	800
Accrued expenses and other accounts payable	(704)	(1,379)	(499)
Accrued severance pay, net	117	(91)	55
Accrued pensions	18	42	(7)

Net cash provided by operating activities	8,503	16,515	12,224

Cash flows from investing activities:

Purchase of marketable securities	(38,923)	(47,934)	(35,475)
Purchase of short-term deposits	(10,884)	(7,601)	(5,563)
Proceeds from maturity of marketable securities	21,499	35,090	20,127
Proceeds from sales of marketable securities	19,226	14,277	13,238
Proceeds from redemption of short-term deposits	8,309	5,601	2,589
Purchases of property and equipment	(838)	(2,103)	(2,297)
Acquisition of initially consolidated subsidiary (1)	-	(494)	-
Proceeds from sale of fixed assets	-	9	-
Decrease (increase) in restricted deposits	(445)	98	455

Net cash used in investing activities	$(2,056)	$(3,057)	$(6,926)

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2017	2016	2015
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,509	$1,457	$1,242
Repayment of short-term loan	-	(168)	-
Purchase of treasury stock	(4,465)	(10,727)	(13,206)

Net cash used in financing activities	(2,956)	(9,438)	(11,964)

Increase (decrease) in cash and cash equivalents	3,491	4,020	(6,666)
Cash and cash equivalents at the beginning of the year	17,752	13,704	20,544
Cash (erosion) due to exchange rate differences	81	28	(174)

Cash and cash equivalents at the end of the year	$21,324	$17,752	$13,704

Supplemental disclosures of cash flows activities:

Cash paid during the year for:

Taxes on income	$219	$1,018	$134

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
Major Customers/ Distributors	2017	2016	2015
VTech Holdings Ltd.	27%	29%	31%

Shenzhen Guo Wei Electronics Ltd.	*	*%	12%

Tomen Electronics Corporation (“Tomen Electronics”) ¹ ²	12%	12%	16%

Ascend Technology Inc. (“Ascend Technology”) ¹ ³	23%	16%	15%

Samsung Electronics Ltd.	*	12%	-

*Less than 10%.

¹ Distributor

² Tomen Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”) has continually accounted for a majority of the sales of Tomen Electronics. Sales to Panasonic through Tomen Electronics generated approximately 10%, 10% and 13% of the Company’s total revenues for 2017, 2016 and 2015, respectively.

U.S. dollars in thousands, except share and per share data.

³ Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for 2017, 2016 and 2015.

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

Most of the Company’s revenues are generated in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

U.S. dollars in thousands, except share and per share data.

Monetary accounts maintained in currencies other than the U.S. dollar are remeasured into dollars in accordance with ASC No. 830-30, “Translation of Financial Statements.” All transaction gains and losses resulting from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

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

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $256 and $305 as of December 31, 2017 and 2016, respectively.

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

Restricted deposits include deposits which are used as security for lease agreements.

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

U.S. dollars in thousands, except share and per share data.

The Company classified all of its investments in marketable securities as available for sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income (loss) using the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in financial income, net. Interest and dividends on securities are included in financial income, net.

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2017, 2016 and 2015, the Company did not record an-other-than-temporary impairment loss (see Note 3).

h.	Fair value of financial instruments:

Cash and cash equivalents, restricted deposits, short-term deposits, trade receivables, trade payables and accrued liabilities approximate fair value due to short-term maturities of these instruments. Marketable securities and derivative instruments are carried at fair value. See Note 3 for more information.

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

Inventories are stated at the lower of cost and net realizable value. Inventory reserves are provided to cover risks arising from slow-moving items or technological obsolescence.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $9,422, $9,748 and $11,453 as of December 31, 2017, 2016 and 2015, respectively, is stated net of inventory reserves of $468, $571 and $670 in each year, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

j.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%			Mainly %

Computers and equipment	20	-	33	33
Office furniture and equipment	7	-	15	15
Leasehold improvements	see below

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term (including the extension option held by the Company and intended to be exercised) and the expected life of the improvement.

U.S. dollars in thousands, except share and per share data.

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

During the years ended December 31, 2017, 2016 and 2015, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2017, 2016 and 2015, the Company capitalized $0, $0 and $1,086, respectively, of internal use software cost. Such costs are amortized using the straight-line method over their estimated useful life of three years.

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

For the fiscal year ended December 31, 2017, 2016 and 2015, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, which range from 5 to 6 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

If such asset is considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount of the assets and the fair value of the impaired asset.

During the fiscal year ended December 31, 2017, 2016 and 2015, no impairment losses were identified.

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

Severance expenses for the years ended December 31, 2017, 2016 and 2015, were $1,666, $1,582 and $1,498, respectively.

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

U.S. dollars in thousands, except share and per share data.

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

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2017, 2016 and 2015.

o.	Research and development costs, net:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

p.	Government grants:

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non royalty bearing grants from the Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants in the amount of $1,528, $2,687 and $2,738 for the year ended December 31, 2017 and 2016 and 2015, respectively. The vast majority of those grants were bearing royalties.

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

At December 31, 2017, the Company had two equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 12.

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

U.S. dollars in thousands, except share and per share data.

With respect to the Company’s employee stock purchase plan, the Company selected the Monte Carlo pricing model as the most appropriate fair value method.

A majority of the Company’s equity awards until 2012 were in the form of stock appreciation rights (SARs). Starting in 2013, a majority of the Company’s equity awards were in the form of restricted stock unit (“RSU”) grants.

The fair value of each restricted stock unit (“RSU”) is based on the market value of the underlying share on the date of grant.

r.	Basic and diluted income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share further includes the dilutive effect of stock options, SARs and RSUs outstanding during the year, all in accordance with FASB ASC No. 260, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income per share due to their anti-dilutive effect was 1,378,282, 334,833 and 403,632 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2017, the amortized cost of the Company’s marketable securities was $98,081, and their stated market value was $96,872, representing an unrealized net loss of $1,209.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2017 and 2016, no allowance for doubtful accounts was provided.

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

The fair value of the outstanding derivative instruments at December 31, 2017 and 2016 is summarized below:

		Fair value of derivative instruments
Derivative assets		December 31,
(liabilities) designated as hedging	Balance sheet location	2017	2016

Foreign exchange forward contracts and put and call options	Other accounts receivable and prepaid expenses (Accrued expenses and other accounts payable)	$-	$9

	Total	$-	$9

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2017	2016	2015

Foreign exchange forward contracts and put and call options	$163	$45	$(38)

U.S. dollars in thousands, except share and per share data.

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2017	2016	2015

Foreign exchange forward contracts and put and call options	Operating expenses	$172	$1	$(621)

As of December 31, 2017, the Company had no outstanding option or forward contracts.

As of December 31, 2016, the Company had outstanding option contracts in the amount of $6,000.

As of December 31, 2015, the Company had outstanding option contracts and forward contracts in the amount of $12,850 and $1,800, respectively.

v.	Comprehensive income:

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

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2017:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
January 1, 2017	$(1,101)	$9	$(455)	$(305)	$(1,852)
Other comprehensive income (loss) before reclassifications	(158)	163	24	49	78
Losses (gains) reclassified from accumulated other comprehensive income (loss)	50	(172)	22	-	(100)
Net current period other comprehensive income (loss)	(108)	(9)	46	49	(22)

December 31, 2017	$(1,209)	$-	$(409)	$(256)	$(1,874)

U.S. dollars in thousands, except share and per share data.

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)

Losses on available-for-sale marketable securities	$50	Financial income, net
	-	Provision for income taxes
	50	Total, net of income taxes

Gains on cash flow hedges
	(135)	Research and development
	(13)	Sales and marketing
	(24)	General and administrative
	(172)	Total, before income taxes
	-	Provision for income taxes
	(172)	Total, net of income taxes

Losses on components of defined benefit plans	14	Research and development
	8	Sales and marketing
	22	Total, before income taxes
	-	Provision for income taxes
	22	Total, net of income taxes

Total reclassifications for the period	(100)	Total, net of income taxes

U.S. dollars in thousands, except share and per share data.

w.	Treasury stock at cost

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

x.	Recently Issued Accounting Guidance:

In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. In addition, the new standard requires expanded disclosures. The Company has adopted the standard effective January 1, 2018 using the modified retrospective method. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information including the assessment of the impact of the standard. The Company currently estimates the cumulative adjustment will decrease the Company’s retained deficit by $94, the Company’s assets by $21 and that the Company’s current liabilities in an amount currently estimated at $115 as of January 1, 2018. Given the scope of work required to implement the new revenue recognition rules and disclosure requirements under the new guidance, the Company has made progress in the identification of changes to policy, processes and controls, and the Company continues to assess data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements for the adoption period and onwards.

Other than specified above, the Company does not otherwise expect the adoption of the new guidance will have a material impact on its businesses.

U.S. dollars in thousands, except share and per share data.

In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company currently anticipates adopting the new standard effective January 1, 2019 and is evaluating the impact of the adoption of this standard on its consolidated financial statements

In August 2016, the FASB issued ASU No. 2016-15 which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and is applied retrospectively. Early adoption is permitted including adoption in an interim period. The Company expects no material impact on its statement of cash flows upon adoption.

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

In June 2016, FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” which requires an allowance to be recorded for all expected credit losses for financial assets. The allowance for credit losses is based on historical information, current conditions and reasonable and supportable forecasts. The new standard also makes revisions to the other than temporary impairment model for available-for-sale debt securities. Disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted for interim and annual periods beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements, but it is not expected to have a material impact.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. The standard is effective for the Company beginning on January 1, 2019. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In March 2017, FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that an employer disaggregate the service cost component from the other components of net benefit cost. The rule also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The rule is effective for the Company beginning on January 1, 2018. Early adoption is permitted. The rule is to be applied using a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. This rule is not expected to have a material effect on the Company’s consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

NOTE 3:	MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2017 and 2016 (see also Note 8):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2017	2016	2017	2016	2017	2016

Short-term deposit	$5,481	$7,610	$-	$-	$5,481	$7,610
Long-term deposit	5,013	-	-	-	5,013	-
U.S. GSE securities	22,359	24,351	(315)	(289)	22,044	24,062
Corporate obligations	75,722	76,264	(894)	(813)	74,828	75,451

	$108,575	$108,225	$(1,209)	$(1,102)	$107,366	$107,123

The amortized costs of marketable debt securities at December 31, 2017, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$19,239	$3	$(26)	$19,216
Due after one year to five years	78,842	10	(1,196)	77,656

	$98,081	$13	$(1,222)	$96,872

The amortized cost of marketable debt securities at December 31, 2016, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$21,491	$6	$(76)	$21,421
Due after one year to six years	79,124	44	(1,076)	78,092

	$100,615	$50	$(1,152)	$99,513

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

U.S. dollars in thousands, except share and per share data.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2017 amounted to $85,435, while the unrealized losses for these marketable securities amounted to $1,222. Of the $1,222 unrealized losses outstanding as of December 31, 2017, a portion of which in the amount of $775 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $447 was related to marketable securities that were in a loss position for less than 12 months.

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

Management believes that as of December 31, 2017, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Proceeds from maturity of available-for-sale marketable securities during 2017, 2016 and 2015 were $21,499, $35,090 and $20,127, respectively. Proceeds from sales of available-for-sale marketable securities during 2017, 2016 and 2015 were $19,226, $14,277 and $13,238 , respectively. Realized gains from the sale of available-for sale marketable securities for 2017, 2016 and 2015 were $7, $16 and $3, respectively. Realized losses from the sale of available-for sale marketable securities for 2017, 2016 and 2015 were $57, $33 and $27, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-     OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2017	2016
Prepaid expenses	$1,612	$1,262
Tax and governmental receivables	1,019	606
Deposits	249	304
Others	287	159

	$3,167	$2,331

U.S. dollars in thousands, except share and per share data.

NOTE 5:-	INVENTORIES

Inventories are composed of the following:

	December 31,
	2017	2016

Work-in-progress	$3,577	$5,784
Finished products	5,845	3,964

	$9,422	$9,748

Inventory write-downs amounted to $51, $151 and $361 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 6:-	PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2017	2016
Cost:
Computers and equipment	$21,465	$20,636
Office furniture and equipment	1,429	1,537
Leasehold improvements	5,060	5,004

	27,954	27,177
Less - accumulated depreciation	24,770	23,047

Depreciated cost	$3,184	$4,130

During 2017, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $98. Capital loss in an amount of $19 was recorded due to this disposal of equipment in the consolidated statement of operations.

During 2016, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $953. $10 of capital loss was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expensesamounted to $1,781, $1,704 and $1,356 for the years ended December 31, 2017, 2016 and 2015, respectively.

U.S. dollars in thousands, except share and per share data.

NOTE 7:-       INTANGIBLE ASSETS

The following table shows the Company’s intangible assets for the periods presented:

	Useful life	December 31,
	(years)	2017	2016

Cost:

Technology (completion of the development of in-process R&D)	6	7,702	7,702
Distribution agreement	5	2,086	2,086
Non-competition agreement	3	519	519

		10,307	10,307
Accumulated amortization:

Technology (completion of the development of in-process R&D)		6,418	5,134
Distribution agreement		591	174
Non-competition agreement		519	519

		7,528	5,827

Amortized cost		$2,779	$4,480

a.	Amortization expenses amounted to $1,700, $1,457 and $1,284 for the years ended December 31, 2017, 2016 and 2015, respectively.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,

2018	$1,701
2019	417
2020	417
2021	244

$2,779

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017:

	Balance as of	Fair value measurements
Description	December 31, 2017	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$2,998	$2,998	-	-

Short-term marketable securities and time deposits
U.S. GSE securities	$786	-	$786	-
Corporate debt securities	$18,430	-	$18,430	-

Long-term marketable securities
U.S. GSE securities	$21,258	-	$21,258	-
Corporate debt securities	$56,398	-	$56,398	-
Derivative liabilities	$-	-	$-	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2017 and 2016 due to the short-term maturity of these instruments.

U.S. dollars in thousands, except share and per share data.

NOTE 9:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2017	2016

Royalties and commission	$1,369	$1,128
Accrued expenses	896	1,385
Accrued legal, and accounting expenses	367	537

Governmental payables	141	421
Others	115	85

	$2,888	$3,556

NOTE 10:-	ACCRUED PENSION LIABILITIES

As of December 31, 2017 and 2016, the defined benefits plans that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and the fair value of assets for the years ended December 31, 2017 and 2016, and the statement of funded status as of December 31, 2017 and 2016:

	December 31,
	2017	2016

Accumulated benefit obligation	$871	$792

Change in benefit obligation

Benefit obligation at beginning of year	$803	$738
Service cost	4	4
Interest cost	14	17
Benefits paid from the plan	(22)	(55)
Actuarial (gain) loss	(22)	121
Exchange rates and others	106	(22)

Benefit obligation at end of year	$883	$803

Change in plan assets

Fair value of plan assets at beginning of year	-	54
Actual return on plan assets	-	3
Benefits paid from the plan	-	(58)
Exchange rates	-	1

Fair value of plan assets at end of year	$-	$-

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2017, 2016 and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
Weighted-average assumptions
Discount rate	1.8%	1.7%	2.5%
Expected return on plan assets	-	4.59%	4.28%
Rate of compensation increase	2.5%	2.5%	2.5%

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

U.S. dollars in thousands, except share and per share data.

The following table provides the components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Components of net periodic benefit cost

Service cost	$4	$4	$5
Interest cost	14	17	17
Expected return on plan assets	-	(3)	(5)
Amortization of net loss	22	15	20

Net periodic benefit cost	$40	$33	$37

	December 31,
	2017	2016

Net amounts recognized in the consolidated balance sheets as of December 31, 2017 and 2016 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	883	803

Net amounts recognized in the consolidated balance sheets	$883	$803

Net amounts recognized in accumulated other comprehensive income as of December 31, 2017 and 2016 consist of:
Net actuarial loss	$(409)	$(454)

Net amounts recognized in accumulated other comprehensive loss	$(409)	$(454)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 is as follows:

2018

Net actuarial loss and other	$20

U.S. dollars in thousands, except share and per share data.

Benefit payments are expected to be paid as follows:

Year ending December 31,

2018	$9
2019	9
2020	10
2021	31
2022	27
2023-2027	112

$198

The Company had no pension plan assets at December 31, 2017.

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

Actuarial gains were recognized in other comprehensive income (loss) in the amount of $24 for the year ended December 31, 2017. Actuarial losses were recognized in other comprehensive income (loss) in the amount of $117 for the year ended December 31, 2016. Actuarial gains were recognized in other comprehensive income (loss) in the amount of $63 for the year ended December 31, 2015.

NOTE 11:-	FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2017	2016	2015

Foreign exchange gains	$156	$14	$19
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	1,719	1,534	1,391
Realized gains on marketable securities	7	16	3

Financial income	1,882	1,564	1,413

Realized losses on marketable securities	57	33	27
Foreign exchange losses	48	132	58
Interest expenses	14	16	12
Other	94	156	141

Financial expense	213	337	238

Financial income, net	$1,669	$1,227	$1,175

U.S. dollars in thousands, except share and per share data.

NOTE 12:-	STOCKHOLDERS’ EQUITY

a.	Preferred stock:

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

At December 31, 2017, the Company had an accumulated deficit of $104,842. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

U.S. dollars in thousands, except share and per share data.

d.	Share repurchase program:

The Company’s board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2017, the Company’s board authorized a $10 million dollar buyback program, inclusive of the shares authorized for repurchase from previously authorized share repurchase plans.

In 2017, 2016 and 2015, the Company repurchased approximately 389,000, 1,051,000 and 1,295,000 shares, respectively, of common stock at an average purchase price of $11.55, $10.15 and $10.24 per share, respectively, for an aggregate purchase price of $4,490, $10,666 and $13,268, respectively. As of December 31, 2017, 748,010 shares of the Company’s common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In 2017, 2016 and 2015, the Company issued 890,000, 1,409,000 and 1,024,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards and had vested RSUs under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2017, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 260,000 shares remained outstanding out of grants made prior to its expiration.

1998 Non-Officer Employee Stock Option Plan (1998 Plan)

In 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2017, 14,681 shares of common stock remained available for grant under the 1998 Plan.

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

2003 Israeli Share Incentive Plan (2003 Plan)

In 2003, the Company adopted the 2003 Plan, which complied with the Israeli tax reforms. The 2003 Plan terminated in 2012 upon approval of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). As of December 31, 2017, 10,700,543 shares of common stock had been granted under the plan and stock option and SARs to acquire 56,186 shares of common stock remained outstanding under the plan. As the 2003 Plan expired in May 2012, no further awards may be granted thereunder.

Equity awards under the 2003 Plan were generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. Equity awards under the 2003 Plan expired up to seven years after the date of grant.

2012 Equity Incentive Plan (2012 Plan)

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price for stock options under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 3,100,000 shares of common stock. As of December 31, 2017, 682,059 shares of common stock remained available for grant under the 2012 Plan.

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

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 4,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 227,000, 233,000 and 233,000 shares of common stock issued at a weighted average purchase price of $8.34, $7.62 and $7.59 per share under the ESPP in 2017, 2016 and 2015, respectively. As of December 31, 2017, 715,000 shares of common stock were reserved under the ESPP.

U.S. dollars in thousands, except share and per share data.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2017 (after giving effect to the above increases in the equity incentive plans):

ESPP	715,000
Equity awards	697,000
Undesignated preferred stock	5,000,000

6,412,000

The following is a summary of activities relating to the Company’s stock options, SARs and RSUs granted among the Company’s various plans:

	Year ended December 31,
	2017			2016			2015
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Options outstanding at beginning of year	2,152	$5.12	$-	3,740	$6.22	$-	4,644	$6.52	$-
Changes during the year:
Options granted	78	$11.93	$-	64	$9.44	$-	179	$11.2	$-
SARs granted	190	$10.40	$-
RSUs granted	476	$-	$-	573	$-	$-	405	$-	$-
Exercised (4)	(818)	$3.77	$6,699	(1,905)	$5.55	$10,344	(1,403)	$5.68	$7,302

Forfeited and cancelled	(86)	$9.85	$-	(320)	$7.16	$-	(85)	$12.21	$-

Options/SARs/RSUs outstanding at end of year (1,2,4)	1,992	$5.02	$14,931	2,152	$5.12	$17,347	3,740	$6.22	$13,364

Options/SARs/RSUs exercisable at end of year (1,3,4)	813	$8.20	$3,499	1,132	$8.27	$5,703	2,552	$7.47	$6,031

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

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,871 thousand shares of the Company’s common stock as of December 31, 2017.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 785 thousand shares of the Company’s common stock as of December 31, 2017.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2017, 2016 and 2015 which was $12.50, $13.05 and $9.44 per share, respectively. The intrinsic value for options and SARs exercised and RSUs vested during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and vesting for RSUs and the exercise price of each option, RSU or SAR, as applicable.

U.S. dollars in thousands, except share and per share data.

The stock options and SARs outstanding as of December 31, 2017, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$			thousands		$	thousands		$

0 (RSUs)			872	-	-	-	-	-
5.21	-	7.26	231	3.03	5.89	231	3.03	5.89
7.49	-	9.71	458	3.68	8.50	451	3.68	8.50
10.15	-	15.79	431	5.95	11.01	131	5.03	11.22

			1,992	4.42	5.02	813	3.72	8.20

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2017, the outstanding number of SARs was 270,000 and based on the share price of the Company’s common stock as of December 31, 2017 ($12.50 per share), all of those SARs were in the money as of December 31, 2017.

The weighted average estimated fair value of employee RSUs granted during 2017, 2016 and 2015 was $9.63, $8.33 and $10.43 per share, respectively, (using the weighted average pre vest cancellation rate of 3.64%, 3.78% and 3.49% during 2017, 2016 and 2015, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2017, 2016 and 2015 was $2.95, $3.97 and $3.80 ,respectively, per stock option and SAR. The Company selected the binomial model as the most appropriate model for determining the fair value for its stock options awards and SARs. The fair value of options and SARs granted in 2017, 2016 and 2015 is estimated at the date of grant using the following weighted average assumptions. (annualized percentages):

	Year ended December 31,
	2017	2016	2015

Volatility	37.47%	46.02%	49.04%
Risk-free interest rate	2.23%	2.29%	1.96%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	4.06%	1.87%	3.95%
Post-vest cancellation rate **)	3.45%	3.44%	3.86%
Suboptimal exercise factor ***)	1.31	1.69	1.46
Expected life (in years)	4.22	5.50	4.43

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The Company selected the Monte Carlo model as the most appropriate model for determining the fair value of its ESPP plan . The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the risk free interest rate and the share price for those dates. In addition, the expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 27.42%-34.92% in 2017, 29.60%-41.21% in 2016 and 22.83%-34.53% in 2015.

The Company’s aggregate equity compensation expenses for the years ended December 31, 2017, 2016 and 2015 totaled $5,861, $5,088 and $5,092, respectively.

A summary of the status of the Company’s non-vested stock options, SARs and RSUs as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)	$

Non-vested at December 31, 2016	1,019	7.69

Granted	744	7.22
Vested	(539)	7.46
Forfeited	(46)	7.69

Non-vested at December 31, 2017	1,179	7.50

U.S. dollars in thousands, except share and per share data.

As of December 31, 2017, equity-based compensation arrangements to purchase a maximum of approximately 1,721,000 shares of common stock were vested and expected to vest (the calculation takes into consideration the average forfeiture rate).

As of December 31, 2017, there was a total unrecognized compensation expense of $3,782 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2017 through 2021.

NOTE 13:-	COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel. The lease agreement for the Israeli facilities is effective until December 2018. Starting January 2019 the Company will move to new leased facilities, which are also located in Herzliya Pituach, Israel. Those new facilities will be leased through December 2028. The Company leases its facilities in the U.S. under a contract which terminates in January 2018. The Company’s subsidiaries in Scotland, Japan, Germany, China, Hong-Kong, India and South Korea have lease agreements for their facilities that terminate in 2018, 2018, 2018, 2020, 2019, 2020 and 2018, respectively. The Company has operating lease agreements for its motor vehicles which terminate in 2018 through 2020.

At December 31, 2017, the Company is required to make the following minimum lease payments under non-cancelable operating leases for motor vehicles and facilities:

Year ended December 31,

2018	$2,961
2019	1,524
2020	1,298
2021- and thereafter	9,185

$14,968

Facilities rental expenses amounted to $2,308, $2,362 and $2,252 for the years ended December 31, 2017, 2016 and 2015, respectively.

b.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2017, the Company had obtained grants from the Israeli Inovation Authority (the “IIA”) (previously the Office of the Chief Scientist) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

U.S. dollars in thousands, except share and per share data.

c.

As of December 31, 2017, the aggregate contingent liability to the IIA amounted to $9,388. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA.  Such approval is not required for the sale or export of any products resulting from such research or development.  The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the R&D activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 14:-	TAXES ON INCOME

On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Broadly, the implications of the Tax Act most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Act includes a one-time tax of 15.5% on cumulative retained earnings and profits of U.S.-owned (directly or indirectly) foreign subsidiaries. An initial review of the Tax Act has been undertaken by the Company and based on such review, the Company is not subject to any transitional tax because the Company does not currently have any positive cumulative earnings and profits in its foreign subsidiaries. The Tax Act could be subject to potential amendments and technical corrections. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such tax changes on the impact on the Company’s financial statements.

U.S. dollars in thousands, except share and per share data.

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2017	2016	2015
Domestic taxes

Federal taxes:
Current	$-	$-	$-

State taxes:
Current	2	3	2

Foreign taxes:
Current	$368	$264	$1,081
Deferred	(462)	327	(756)

	(94)	591	325

Taxes on income (tax benefit)	$(92)	$594	$327

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2017	2016	2015

Domestic	$(4,128)	$(2,188)	$(909)
Foreign	1,033	7,595	2,798

	$(3,095)	$5,407	$1,889

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2017	2016	2015

Income (loss) before taxes on income	$(3,095)	$5,407	$1,889

Theoretical tax expenses (tax benefit) at U.S. statutory tax rate (35%)	$(1,083)	$1,892	$661
State taxes, net of federal benefit	2	3	2
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(808)	(2,580)	(2,209)
Nondeductible equity-based compensation expenses	816	695	1,782
Valuation allowance in U.S.	984	583	91
Other	(2)	1	-

	$(92)	$594	$327

U.S. dollars in thousands, except share and per share data.

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2017	2016

Reserves and accruals	$1,202	$1,322
Equity-based compensation	922	846
Intangible assets	320	688
Carryforward tax losses	4,368	5,770
Other	229	-

Total deferred tax assets	7,041	8,626
Valuation allowance	(5,998)	(7,708)

Total deferred tax assets	$1,043	$918

Deferred tax liabilities, net
Acquired intangible assets	565	987
Acquired carryforward tax losses	(141)	(200)

Total deferred tax liabilities, net	$424	$787

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $5,998 and $7,708 was recognized as of December 31, 2017 and 2016, respectively.

U.S. dollars in thousands, except share and per share data.

As of December 31, 2017, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $129.2 million. Out of total cash, cash equivalents and marketable securities of $129.2 million, $118.1 million was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2017	2016

Gross unrecognized tax benefits at January 1	$1,023	$1,711
Increases (decreases) in tax positions for previous years (1)	(268)	(918)
Increases in tax positions for current year	306	396
Increase in tax positions for previous years	131	-
Change in interest and linkage related to tax positions	81	(166)

Gross unrecognized tax benefits at December 31	$1,273	$1,023

(1)

The decrease in 2016 is mainly the result of finalization of an examination that was conducted by the German tax authorities of the Company’s German tax returns for 2007 – 2009 and the tax payment that was made following such examination.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,273 and $1,023 at December 31, 2017 and 2016, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2017 and 2016, the Company had accrued interest and penalties related to unrecognized tax benefits of $68 and $46, respectively.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company’s U.S. federal income tax returns for 2014. The statute of limitations relating to the Company’s consolidated Federal income tax return is closed for all tax years up to and including 2014.

The last examination conducted by the Israeli tax authorities was with respect to the Company’s Israeli income tax returns for the years between 2006 and 2012.

With respect to DSP Israel, the tax returns up to and including 2012 are considered to be final and not subject to any audits due to the expiration of the statute of limitations.

With respect to the Company’s Swiss subsidiary, which is undergoing a liquidation, the statute of limitations related to its tax returns is opened for all tax years since its inception .

U.S. dollars in thousands, except share and per share data.

A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the German tax authorities of the Company’s German tax returns for 2010–2013. The Company currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

DSP Israel’s first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between six to eight years. As of 2017, all those investment programs were no longer entitled to a reduced corporate tax rate.

U.S. dollars in thousands, except share and per share data.

DSP Israel’s seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2017, the seventh investment program was no longer entitled to a reduced corporate tax rate.

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

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments (the “2016 Amendment") was published. According to the 2016 Amendment, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter. DSP Israel is not located in development area A and the tax rate applicable to preferred enterprises like DSP Israel located in other areas remains at 16%,subject to the below.

The 2016 Amendment also prescribes special tax tracks for technological enterprises, The new tax tracks under the 2016 Amendment are as follows:

Technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion ($2.6 billion). A technological preferred enterprise, as defined in the Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property. DSP Israel is located in the center of Israel.

Any dividends distributed to "foreign companies" as defined in the Law, deriving from income from the technological enterprises, will be subject to a tax rate of 4%.

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

As of December 31, 2017, DSP Israel believed that it met all the conditions required under the plans, which include, among other things, an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (24% for 2017) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2017, approximately $41,069 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $4,563 would have been incurred as of December 31, 2017.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprises” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (24% for 2017).

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

h.        Israeli tax rates:

The rate of the Israeli corporate tax is as follows: 2015 – 26.5% , 2016 – 25% and 2017 – 24%. Tax rate of 25% applies to capital gains arising after January 1, 2003.

In December 2016, the Israeli Parliament approved the 2016 Amendment which reduced the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

j.

The Company has accumulated losses for federal and state tax purposes as of December 31, 2017 of approximately $17,719 and $2,650, respectively, which may be carried forward and offset against future taxable income for a period of thirteen to twenty years from its creation. DSP Israel has accumulated losses for tax purposes as of December 31, 2017, of approximately $12,196 (including research and development expense carry forwards), which may be carried forward and offset against future taxable income for an indefinite period.

NOTE 15:- BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2017	2016	2015
Numerator:

Net income (loss)	$(3,003)	$4,813	$1,562

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings (loss) per share (in thousands)	22,229	21,800	21,924
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	1,087	1,416

Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	22,229	22,887	23,340

Basic net earnings (loss) per share	$(0.14)	$0.22	$0.07

Diluted net earnings (loss) per share	$(0.14)	$0.21	$0.07

NOTE 16:- SEGMENT INFORMATION

Description of segments:

The Company operates under three reportable segments.

U.S. dollars in thousands, except share and per share data.

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

The Company's operating segments are as follows: Home, Office and SmartVoice. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total consolidated revenues and amounted to 54%, 57% and 72% of the Company’s total revenues for 2017, 2016 and 2015, respectively, and (ii) revenues from home gateway products amounted to 9%, 8% and 10% of the Company’s total revenues for 2017, 2016 and 2015, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 28%, 19% and 15% of its total revenues for 2017, 2016 and 2015, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total consolidated revenues for the years 2017, 2016 and 2015.

SmartVoice (formerly called “Mobile”) - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s mobile products represented 4%, 12%, and 0% of the Company’s total consolidated revenues for the years 2017, 2016 and 2015. No revenues derived from other products in the SmartVoice segment exceeded 10% of the Company’s total consolidated revenues for the years 2017, 2016 and 2015.

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

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the year ended December 31, 2017, 2016 and 2015:

	Year ended December 31
	Revenues			Income (loss) from operations
	2017	2016	2015	2017	2016	2015
Home	$85,021	$95,388	$121,714	$16,256	$17,715	$24,815
Office	$34,879	$26,590	$22,216	$9,105	$(2,961)	$(4,861)
SmartVoice	$4,853	$15,891	$341	$(20,798)	$(5,190)	$(10,308)
Total	$124,753	$137,869	$144,271	$4,563	$9,564	$9,646

U.S. dollars in thousands, except share and per share data.

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2017	2016	2015
Income from operations	$4,563	$9,564	$9,646
Unallocated corporate, general and administrative expenses*	(1,766)	(1,388)	(2,156)
Other income	-	2,549	-
Equity-based compensation expenses	(5,861)	(5,088)	(5,092)
Intangible assets amortization expenses	(1,700)	(1,457)	(1,284)
Write–off of expired option related to investment in other company	-	-	(400)
Financial income, net	1,669	1,227	1,175
Total consolidated income (loss) before taxes	$(3,095)	$5,407	$1,889

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2017	2016	2015
Revenue distribution

Hong-Kong	$46,119	$56,768	$72,608
Japan	16,567	18,440	26,114
Europe	9,882	9,703	8,464
United States	4,927	4,696	3,944
China	16,096	10,244	10,359
Taiwan	22,442	16,428	16,902
South Korea	4,190	17,503	1,913
Other	4,530	4,087	3,967

	$124,753	$137,869	$144,271

For a summary of revenues from major customers, please see Note 1. The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2017	2016
Long-lived assets

Europe	$144	$216
Israel	2,017	2,652
Other	1,023	1,262

	$3,184	$4,130

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2017, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Stockholders to be held on May 14, 2018.

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

Description:

Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

Consolidated Balance Sheets as of December 31, 2017, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:

Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2017.

List of Exhibits:

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, effective as of August 10, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2017, and incorporated herein by reference).
3.3

Amendment to Second Restated Certificate of Incorporation, effective as of June 7, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2016, and incorporated herein by reference).

10.1

Amended and Restated 1991 Employee and Consultant Stock Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference). ††

10.2

Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference). ††

10.3

Form of Option Agreement for Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.4

Form of Option Agreement for Non-Israeli Directors under the Amended and Restated 1993 Director Stock Option Plan (filed as Exhibit10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference). ††

10.5

Amended and Restated 1993 Employee Stock Purchase Plan and form of subscription agreement thereunder (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2015, and incorporated herein by reference). ††

10.6

Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, file no. 33-73482, as declared effective on February 11, 1994, filed in paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.7

Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference). ††

10.8

Non-Exclusive Distribution Agreement between the Registrant and Tomen Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.9

Amended and Restated 2001 Stock Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference). ††

10.10

Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2011, and incorporated herein by reference) and form of option agreement thereunder (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference). ††

10.11

Manufacturing Capacity Agreement, effective as of July 1, 2004, by and among DSP Group, Inc., DSP Group, Ltd, and Taiwan Semiconductor Manufacturing Company Ltd (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference) (confidential treatment has been granted for portions of this exhibit).

10.12

Form of Non-Qualified Stock Option Agreement Providing for the Grant of Options as a Material Inducement of Employment (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 21, 2005, and incorporated herein by reference). ††

10.13

Form of Stock Appreciation Right Agreement for Executive Officers pursuant to the Amended and Restated 2003 Israeli Share Incentive Plan (filed as Exhibit 99.2 to Registrant’s Current Report on 8-K filed on April 11, 2006, and incorporated herein by reference). ††

10.14

Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective June 25, 2009 (filed as Exhibit 10.32 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.15

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, effective January 31, 2011 (filed as Exhibit 10.33 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.16

Amendment to Employment Agreement by and between DSP Group, Ltd. and Ofer Elyakim, as amended, effective as of May 16, 2011(filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on May 20, 2011, and incorporated herein by reference). ††

10.17

Employment Agreement by and between DSP Group, Ltd. and Dror Levy, effective June 9, 2002 (filed as Exhibit 10.34 to Registrant’s Annual Report on 10-K for the year ended December 31, 2010, and incorporated herein by reference). ††

10.18

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

10.21

Amendment to Employment Agreement by and among DSP Group, Inc., DSP Group, Ltd. and Dror Levy, as amended, effective as of November 5, 2012 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 9, 2012, and incorporated herein by reference). ††

10.22	DSP Group, Inc. Amended and Restated 2012 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2015, and incorporated herein by reference). ††

10.23

Amendment to Employment Agreement of Ofer Elyakim, effective March 5, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.24	Amendment to Employment Agreement of Dror Levy, effective March 5, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on March 8, 2013, and incorporated herein by reference). ††

10.25

Form of Restricted Stock Unit Agreement for Israeli Resident Grantees under the 2012 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on August 21, 2013, and incorporated herein by reference). ††

10.26

Amendment to Employment Agreement of Ofer Elyakim, effective October 31, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.27

Amendment to Employment Agreement of Dror Levy, effective October 31, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on 8-K filed on November 1, 2013, and incorporated herein by reference). ††

10.28

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

10.30

Amended and Restated Director Equity Sub-Plan under the 2012 Equity Incentive Plan (filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 18, 2014, and incorporated herein by reference). ††

10.31	2017 Performance-Based Bonus Plan applicable for the Chief Executive Officer and Chief Financial Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on February 9, 2017, and incorporated herein by reference). ††

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: March 16, 2018

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

Signature	Title	Date

/s/ Kenneth H. Traub	Chairman of the Board	March 16, 2018
Kenneth H. Traub

/s/ Ofer Elyakim	Chief Executive Officer (Principal	March 16, 2018
Ofer Elyakim	Executive Officer) and Director

/s/ Dror Levy	Chief Financial Officer and Secretary	March 16, 2018
Dror Levy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Lacey	Director	March 16, 2018
Thomas A. Lacey

/s/ Gabi Seligsohn	Director	March 16, 2018
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 16, 2018
Yair Seroussi

/s/ Norman Taffe	Director	March 16, 2018
Norman Taffe

/s/ Patrick Tanguy	Director	March 16, 2018
Patrick Tanguy

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2015:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2016:
Allowance for doubtful accounts
Sales returns reserve	-	-	-
Year ended December 31, 2017:
Allowance for doubtful accounts
Sales returns reserve	-	-	-