Form 10-Q
period 2018-03-31
DSP GROUP INC /DE/
filed 2018-05-11
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-35256

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
5 Shenkar Street, Herzelia 4672505 Israel	94022
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2018, there were 22,676,065 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,635	$21,324
Restricted deposit	527	524
Marketable securities and short-term deposits	30,961	24,697
Trade receivables	15,910	13,416
Other accounts receivable and prepaid expenses	3,168	3,167
Inventories	8,414	9,422

TOTAL CURRENT ASSETS	74,615	72,550

PROPERTY AND EQUIPMENT, NET	2,991	3,184

NON-CURRENT ASSETS:
Long-term marketable securities	76,446	82,669
Long-term prepaid expenses and lease deposits	1,574	1,541
Deferred income taxes	1,041	1,043
Severance pay fund	15,136	15,190
Intangible assets, net	2,354	2,779
Goodwill	6,243	6,243

	102,794	109,465
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$180,400	$185,199

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$7,651	$8,660
Accrued compensation and benefits	6,720	8,699
Income tax accruals and payables	1,071	1,232
Accrued expenses and other accounts payable	2,190	2,888

TOTAL CURRENT LIABILITIES	17,632	21,479

NON-CURRENT LIABILITIES:
Deferred income taxes	332	424
Accrued severance pay	15,274	15,463
Accrued pensions	912	883

TOTAL NON-CURRENT LIABILITIES	16,518	16,770

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2018 and December 31, 2017; Issued and outstanding shares: 22,729,085 and 22,432,660 shares at March 31, 2018 and December 31, 2017, respectively	23	22
Additional paid-in capital	373,740	372,041
Treasury stock at cost	(115,731)	(118,397)
Accumulated other comprehensive loss	(2,517)	(1,874)
Accumulated deficit	(109,265)	(104,842)

TOTAL STOCKHOLDERS’ EQUITY	146,250	146,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,400	$185,199

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2018	2017

Revenues	$28,111	$27,933
Cost of revenues (1)	14,397	15,686

Gross profit	13,714	12,247
Operating expenses:
Research and development, net (2)	8,998	9,190
Sales and marketing (3)	4,068	3,575
General and administrative (4)	2,581	2,487
Intangible assets amortization	425	425
Total operating expenses	16,072	15,677
Operating loss	(2,358)	(3,430)
Financial income, net	396	416
Loss before taxes on income	(1,962)	(3,014)
Income tax benefit	209	148

Net loss	$(1,753)	$(2,866)
Net loss per share:
Basic	$(0.08)	$(0.13)
Diluted	$(0.08)	$(0.13)

Weighted average number of shares used in per share computations of net earnings
Basic	22,678	22,102
Diluted	22,678	22,102

(1)	Includes equity-based compensation expense in the amount of $98 and $97 for the three months ended March 31, 2018 and 2017, respectively.
(2)	Includes equity-based compensation expense in the amount of $652 and $616 for the three months ended March 31, 2018 and 2017, respectively.
(3)	Includes equity-based compensation expense in the amount of $406 and $300 for the three months ended March 31, 2018 and 2017, respectively.
(4)	Includes equity-based compensation expense in the amount of $543 and $518 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2018	2017

Net loss:	$(1,753)	$(2,866)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains/losses	(662)	204
Reclassification adjustments for (gains) losses included in net loss	(2)	47

Net change	(664)	251
Cash flow hedges:
Changes in unrealized gains/losses	-	143
Reclassification adjustments for (gains) losses included in net loss	-	(75)

Net change	-	68

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	5

Net change	5	5

Foreign currency translation adjustments, net	16	(9)

Other comprehensive income	(643)	315

Comprehensive loss	$(2,396)	$(2,551)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2018	2017

Net cash used in operating activities	$(3,372)	$(4,118)
Investing activities
Purchases of marketable securities	(3,277)	(3,297)
Proceeds from maturity of marketable securities	1,855	4,779
Proceeds from sales of marketable securities	500	3,089
Purchases of property and equipment	(250)	(387)
Other investing activities	(104)	-

Net cash provided by investing activities	(1,276)	4,184

Financial activities
Purchase of treasury stock	(1,211)	(1,313)
Issuance of common stock and treasury stock upon exercise of stock options	155	647

Net cash used in financing activities	(1,056)	(666)

Decrease in cash and cash equivalents	(5,704)	(600)

Erosion due to exchange rate differences	18	(1)

Cash and cash equivalents at the beginning of the period	21,848	17,822

Cash and cash equivalents at the end of the period	$16,162	$17,221

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended March 31, 2017	Number of common stock	Common stock	Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2016	21,931	$22	$366,121	$(122,632)	$(96,112)	$(1,852)	$145,547
Net loss	-	-	-	-	(2,866)	-	(2,866)
Change in accumulated other comprehensive income	-	-	-	-	-	315	315
Purchase of treasury stock	(124)	*)-	-	(1,313)	-	-	(1,313)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	113	*)-	-	1,110	(168)	-	942
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	249	*)-	-	2,431	(2,130)		301
Equity-based compensation	-	-	1,531	-	-	-	1,531
Balance at March 31, 2017	22,169	$22	$367,652	$(120,404)	$(101,276)	$(1,537)	$144,457
Three Months Ended March 31, 2018
Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(104,842)	$(1,874)	$146,950
Net loss	-	-	-	-	(1,753)	-	(1,753)
Cumulative effect adjustment on retained earnings **)	-	-	-	-	94	-	94
Change in accumulated other comprehensive income	-	-	-	-	-	(643)	(643)
Purchase of treasury stock	(102)	*)-	-	(1,255)	-	-	(1,255)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	119	*)-	-	1,169	(166)	-	1,003
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	279	1	-	2,752	(2,598)		155
Equity-based compensation	-	-	1,699	-	-	-	1,699
Balance at March 31, 2018	22,729	$23	$373,740	$(115,731)	$(109,265)	$(2,517)	$146,250

(*)	Represents an amount lower than $1.

(**)	Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2017.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below:

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments (collectively “ASC 606”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the revenue recognition standards in effect for those periods. The Company’s reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, "Revenue Recognition (ASC 605)". The impact of the Company’s adoption of Topic 606 on its balance sheet was an increase in accumulated deficit as of March 31, 2018 of $94.

Under ASC 606, certain product sales through the Company’s distributors where revenue was previously deferred until the distributors resell the Company’s products to the end customers are now recognized when products are delivered to the distributor. Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company determines revenue recognition through the following steps:

●	identification of the contract with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s contracts with customers for the sale of products generally include one performance obligation. The Company has concluded that revenue from sale of products should be recognized at the point in time when control of the product is transferred to the customer, generally on delivery of the products.

In accordance with the ASC 606 requirements, the disclosure of the impact of adoption of ASC 606 on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	For the three months ended March 31, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement

Revenues	$28,111	$27,157	$954
Cost of revenues	14,397	14,017	380
Gross margin:	13,714	13,140	574
Operating expenses:
Research and development, net	8,998	8,998	-
Sales and marketing	4,068	4,015	53
General and administrative	2,581	2,581	-
Intangible assets amortization	425	425	-
Total operating expenses:	16,072	16,019	53
Operating loss:	(2,358)	(2,879)	521
Financial income	396	396	-
Income (loss) before taxes on income	(1,962)	(2,483)	521
Taxes on income	209	209	-
Net income	(1,753)	(2,274)	521

	March 31, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade receivables	$15,910	$14,884	$1,026
Inventories	8,414	8,812	(398)
Other accounts receivable and prepaid expenses	3,168	3,226	(58)

Liabilities
Accrued expenses and other accounts payable	(2,190)	(2,235)	(45)

Equity
Accumulated deficit	(109,265)	(109,880)	615

In August 2016, FASB issued “ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company adopted the standard effective as of January 1, 2018, and the adoption of this standard did not have an impact on the Company's consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This standard requires the presentation of the statement of cash flows to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2017. The Company adopted the standard retrospectively for all periods presented effective as of January 1, 2018.

Recent Accounting Pronouncements.

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

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Work-in-process	$4,370	$3,577
Finished goods	4,044	5,845

	$8,414	$9,422

Inventory write-off amounted to $49 and $59 for the three months ended March 31, 2018 and 2017, respectively.

NOTE C—NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net earnings (loss) per share further include the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with FASB ASC No. 260 "Earnings per Share." The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three months ended March 31,
	2018	2017
	(Unaudited)

Net loss	$(1,753)	$(2,866)
Loss per share:
Basic	$(0.08)	$(0.13)
Diluted	$(0.08)	$(0.13)
Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	22,678	22,102
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	22,678	22,102

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2018 and December 31, 2017:

	Amortized cost		Unrealized losses, net		Fair value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	5,465	$5,481	$-	$-	$5,465	$5,481
Long-term deposits	5,041	5,013	-	-	5,041	5,013
U.S. GSE securities	23,059	22,359	(434)	(315)	22,625	22,044
Corporate obligations	75,715	75,722	(1,439)	(894)	74,276	74,828

	$109,280	$108,575	$(1,873)	$(1,209)	$107,407	$107,366

The amortized cost of marketable debt securities and term deposits at March 31, 2018, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$31,048	$1	$(88)	$30,961
Due after one year to five years	78,232	1	(1,787)	76,446

	$109,280	$2	$(1,875)	$107,407

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2018, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2018 amounted to $93,813, while the unrealized losses for these marketable securities amounted to $1,875. Of the $1,875 unrealized losses outstanding as of March 31, 2018, a portion of which in the amount of $1,319 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $556 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2018 and 2017 were $1,855 and $4,779, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2018 and 2017 were $500 and $3,089, respectively. Net realized gains from the sale of available-for-sale securities for the three months ended March 31, 2018 were $2 compared to net realized losses for the three months ended March 31, 2017 of $47. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $1,132 and $1,273 at March 31, 2018 and December 31, 2017, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2018 and December 31, 2017, the Company had accrued interest and penalties relating to unrecognized tax benefits of $80 and $68, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three months ended March 31, 2018 and 2017, of the Company’s significant customers:

	Three months ended March 31,
Major customers/ distributors	2018	2017
Ascend Technology Inc. ¹ ³	26%	21%

VTech Holdings Ltd.	25%	30%

Nexty Electronics Corporation (previously named Tomen Electronics Corporation)¹ ²	11%	12%

¹	Distributor.

²

Nexty Electronics sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three months periods ended March 31, 2018 and 2017.

³

Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three months periods ended March 31, 2018 and 2017 .

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2018, the Company had no outstanding option contracts or foreign exchange forward contracts. See Note K for information on the fair value of hedging contracts.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income ("OCI") for the three months ended March 31, 2018 and 2017 is summarized below:

	Gains on Derivatives Recognized in OCI
	for the three months ended March 31,
	Unaudited
	2018	2017

Foreign exchange forward and option contracts	$-	$143

	Gains (losses) reclassified from OCI into income
		for the three months ended March 31,
		Unaudited
	Location	2018	2017

Foreign exchange forward and option contracts	Operating expenses	$-	$75

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the three months ended March 31, 2018 and March 31, 2017:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended March 31, 2018 and 2017 was $11.27 and $9.51 per share, respectively (using the weighted average pre vest cancellation rate of 3.70% and 3.59% for the three months ended March 31, 2018 and 2017, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and stock appreciation rights ("SARs") granted during the three months ended March 31, 2018 and 2017 was $4.75 and $2.97 per stock option and SARs, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Three months ended March 31,
	2018	2017
Volatility	46.24%	37.69%
Risk-free interest rate	2.40%	2.24%
Dividend yield	0%	0%
Pre-vest cancellation rate	2.29%	4.03%
Post-vest cancellation rate	3.40%	3.45%
Suboptimal exercise factor	1.61	1.33

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for stock options and SARs granted during the three months ended March 31, 2018 and 2017 derived from the binomial model was 6.27 and 4.24 years, respectively.

Employee stock benefit plans

As of March 31, 2018, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of March 31, 2018, approximately 591,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 142,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/ RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at December 31, 2017	1,992	$5.02
Options granted	48	12.50
RSUs granted	513	-
Options / SARs / RSUs cancelled/forfeited/expired	(12)	8.91
Options / SARs exercised and RSUs vested	(329)	$2.39
Outstanding at March 31, 2018 (1)	2,212	$4.38	4.87	$16,502
Exercisable at March 31, 2018 (2)	814	$8.70	4.41	$2,585

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2018 ($11.80 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 2,120,000 shares of the Company’s common stock as of March 31, 2018. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 793,000 shares of the Company’s common stock as of March 31, 2018.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2018 with exercise prices above $11.80 per share (the closing price of the Company’s common stock on March 31, 2018) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $11.80	766	$8.42	1,333	$1.35	2,098	$3.93
Above $11.80	48	$13.05	66	$12.45	114	$12.70
Total	814	$8.70	1,399	$1.88	2,212	$4.38

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2018 and 2017 totaled $1,699 and $1,531, respectively.

As of March 31, 2018, there was $8,389 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2018 through 2022.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the three months ended March 31, 2017 and 2016 are as follows:

	March 31,
	2018	2017
Components of net periodic benefit cost:
Service cost and amortization of loss	$6	$6
Interest cost	4	3

Net periodic benefit cost	$10	$9

The net pension liability as of March 31, 2018 amounted to $912.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018:

	Balance as of	Fair value measurements
	March 31, 2018	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$1,245	$1,245	-	-

Short-term marketable securities:
Corporate debt securities	$23,161	-	$23,161	-
U.S. GSE securities	$2,335		$2,335

Long-term marketable securities:
U.S. GSE securities	$20,290	-	$20,290	-
Corporate debt securities	$51,115	-	$51,115	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017.

	Balance as of	Fair value measurements
Description	December 31, 2017	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$2,998	$2,998	-	-

Short-term marketable securities
U.S. GSE securities	$786	-	$786	-
Corporate debt securities	$18,430	-	$18,430	-

Long-term marketable securities
U.S. GSE securities	$21,258	-	$21,258	-
Corporate debt securities	$56,398	-	$56,398	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2018 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first three months of 2018, the Company repurchased 102,312 shares of common stock at an average purchase price of $12.28 per share for an aggregate purchase price of $1,256. As of March 31, 2018, 645,698 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first three months of 2018, the Company issued approximately 398,000 shares of common stock out of treasury stock to employees who exercised their stock options and SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 50% and 60% of the Company’s total revenues for the first three months of 2018 and 2017, respectively, and (ii) revenues from smart home products amounted to 15% of the Company’s total revenues for both the first three months of 2018 and 2017.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 30% and 24% of its total revenues for the first three months of 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for both the first three months of 2018 and 2017.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s HDClear products represented 6% and 1% of the Company’s total revenues for the first three months of 2018 and 2017, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for both the first three months of 2018 and 2017.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2018 and 2017:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2018	2017	2018	2017

Home	$18,181	$20,955	$3,807	$3,342
Office	8,353	6,599	2,152	614
SmartVoice	1,577	379	(5,674)	(5,017)

Total	$28,111	$27,933	$285	$(1,061)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Three months ended March 31,
	2018	2017

Loss from operations	$285	$(1,061)
Unallocated corporate, general and administrative expenses	(519)	(413)
Equity-based compensation expenses	(1,699)	(1,531)
Intangible assets amortization expenses	(425)	(425)
Financial income, net	396	416

Total consolidated loss before taxes	$(1,962)	$(3,014)

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2018:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(1,209)	$-	$(409)	$(256)	$(1,874)
Other comprehensive income (loss) before reclassifications	(662)	-	-	16	(646)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(2)	-	5	-	3

Net current period other comprehensive income (loss)	(664)	-	5	16	(643)

Ending balance	$(1,873)	$-	$(404)	$(240)	$(2,517)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Gains on available-for-sale marketable securities	$(2)	Financial income, net
	-	Provision for income taxes
	(2)	Total, net of income taxes
Gains on cash flow hedges
	-	Research and development
	-	Sales and marketing
	-	General and administrative
	-	Total, before income taxes
	-	Provision for income taxes

	-	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing

	5	Total, before income taxes

	-	Provision for income taxes

	5	Total, net of income taxes

Total reclassifications for the period	$3	Total, net of income taxes

NOTE O—GOVERNMENT GRANTS

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period during which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Innovation Authority ("IIA") for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants in the amount of $0.5 and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●

Our expectation that revenues from our growth initiatives, primarily VoIP and SmartVoice products, will continue to increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017;

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

●	Our belief that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2018;

●

Our belief that the market will remain price sensitive for 2018 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue; and

●	Our belief that our available cash and cash equivalents at March 31, 2018 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In addition, our SmartVoice segment products consist of products targeted at mobile, IoT and wearable device markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

For the first quarter of 2018, revenues from our growth initiatives, namely sales from our Office/VoIP, SmartHome and SmartVoice products, were $14.0 million and for the first time accounted for 50% of our total revenues. Year-over-year, the Office segment grew 27% and revenues from the SmartVoice segment grew 316%. Revenue derived from products targeted for digital cordless telephony represented the remaining 50% of our total revenues for the first quarter of 2018 and declined by 16% during the first quarter of 2018 as compared to the same period in 2017.

Our revenues were $28.1 million for the first three months of 2018, a 1% increase compared to the corresponding period of 2017. The increase for the first quarter of 2018 was primarily as a result of an increase in sales of our VoIP and SmartVoice products, partially offset by decreased sales of our digital cordless products. Revenues from our growth initiatives accounted for 50% of our total revenues for the first three months of 2018, as compared to 40% of our total revenues for the first three months of 2017.

Revenues derived from the sale of cordless telephony products represented 50% of our total revenues for the first quarter of 2018, as compared to 60% of our total revenues for the first quarter of 2017. Sales of our VoIP products represented 30% of our total revenues for the first quarter 2018, as compared to 24% of our total revenues for the first quarter of 2017. Revenues from our SmartVoice products represented 6% of our total revenues for the first quarter of 2018, as compared to 1% of our total revenues for the first quarter of 2017. Revenues from SmartHome accounted for 15% of our first quarter revenues for both 2018 and 2017. We expect that revenues from growth initiatives, primarily related to VoIP and SmartVoice products, to increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017.

Our gross margin increased to 48.8% of our total revenues for the first quarter of 2018 from 43.8% for the first quarter of 2017, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. We anticipated that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $2.4 million for the first quarter of 2018, as compared to an operating loss of $3.4 million for the first quarter of 2017. The decrease in our operating loss is attributed to an increase in total revenues and our gross margins for the first three months of 2018, as compared to the corresponding period of 2017. This was partially offset by an increase in total operating expenses for the first three months of 2018, as compared to the corresponding period of 2017.

Our operating expenses increased by 3% to $16.1 million for the first quarter of 2018, as compared to $15.7 million for the first quarter of 2017, mainly as a result of (i) an increase in equity-based compensation expenses for the first quarter of 2018, as compared for the first quarter of 2017, (ii) an increase in payroll and related expenses due to the devaluation of the U.S. Dollar vs. the Israeli Shekel in the first quarter of 2018 as compared to the first quarter of 2017, and (iii) an increase in sales commission expenses for the first quarter of 2018, as compared to the first quarter of 2017. This increase was partially offset by an increase in funds received from the Israeli Innovation Authority (“IIA”) for the first quarter of 2018, as compared to the first quarter of 2017, and a decrease in new IP and tape out expenses for the first quarter of 2018, as compared to the first quarter of 2017.

Notwithstanding our success in increasing our revenues from growth initiatives and gross margin as a percentage of our total revenues, we expect that our financial condition will continue to be challenged by the expected decline of the cordless telephony market. With the rapid deployment of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products. Furthermore, our business also may be significantly affected by the outcome of the competition between cellular phone operators and fixed-line operators for the provision of residential communication. A significant percentage of our revenues continues to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony. If we are unable to continue to develop new technologies to address alternative connectivity methods, our business could be materially adversely affected.

We see evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Aggregate revenues derived from our growth initiatives were 50% and 40% of our total revenues for the first quarter of 2018 and 2017, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our growth initiatives to increase in 2018 as compared to 2017.

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

As of March 31, 2018, our principal source of liquidity consisted of cash and cash equivalents of $15.6 million and marketable securities and short term deposits of $107.4 million, totaling $123.0 million.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three month periods ended March 31, 2018 and 2017 (dollars in millions):

	Three months ended March 31,
	2018	2017	Change
Total revenues (1)	$28.1	$27.9	1%
Cordless (2)	$14.1	$16.8	(16%)
Percentage of total revenues	50%	60%
SmartHome (3)	$4.1	$4.2	(2%)
Percentage of total revenues	15%	15%
VoIP (4)	$8.4	$6.6	27%
Percentage of total revenues	30%	24%
SmartVoice (5)	$1.6	$0.4	316%
Percentage of total revenues	6%	1%
1.

The increase in revenues for the first quarter of 2018 as compared to the same period in 2017 was primarily as a result of increased sales of our VoIP and SmartVoice products, offset to some extent by a decrease in sales of our cordless products.

2.	The decrease in cordless revenues for the first quarter of 2018 compared to the same period in 2017 was mainly attributable to decreased demand from our customers in all markets.
3.	The decrease of our SmartHome product sales for the comparable periods is attributable to a decrease in customer demand for our SmartHome products.
4.

The increase in our VoIP sales for the comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this market.

5.	The increase in our SmartVoice product sales for the comparable periods was mostly attributed to an increase in demand from our tier one mobile customer.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended March 31,
	2018	2017
United States	$988	$1,299
Japan	3,364	3,804
Europe	2,571	2,094
Hong-Kong	9,736	11,544
China	2,671	2,347
Taiwan	5,778	4,586
Korea	1,469	869
Other	1,534	1,390

Total revenues	$28,111	$27,933

Sales to our customers in Japan decreased for the first quarter of 2018 as compared to the same period of 2017, representing a decrease of 12% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics,” previously called Tomen Electronics Corporation) to Panasonic Communications Ltd (“Panasonic”), representing an 8% decrease in absolute dollars for the first quarter of 2018, as compared to the first quarter of 2017, as well as a decrease in our sales to Uniden, representing a 56% decrease in sales for the comparable periods.

Sales to our customers in Europe increased for the first quarter of 2018, as compared to the same period of 2017, representing an increase of 23% in absolute dollars. The increase in our sales to Europe for the comparable periods resulted mainly from an increase in sales to a German customer, representing an increase of 31% in absolute dollars. Sales to our customers in Taiwan increased for the first quarter of 2018, as compared to the same period of 2017, representing an increase of 26% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”).

Sales to our customers in Hong Kong decreased for the first quarter of 2018, as compared to the same period of 2017, representing a decrease of 16% in absolute dollars, resulting mainly from a decrease in sales to our customer Vtech Holdings Ltd. (“VTech”), representing a 17% decrease in sales in the comparable periods.

Sales to our customers in Korea increased for the first quarter of 2018, as compared to the same period of 2017, representing an increase of 69% in absolute dollars, resulted mainly from an increase in sales to our tier one mobile customer.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Vtech Holdings Ltd.	25%	30%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Nexty Electronics (1)	11%	12%

Ascend Technology (2)	26%	21%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for the first quarter of 2018 or 2017.

(2)	Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for the first quarter of 2018 or 2017.

Significant products. Revenues from our digital cordless telephony products represented 50% and 60% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2018.

Revenues from our VoIP products represented 30% and 24% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

At the start of 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. Revenues from our SmartHome products represented 15% of our total revenues for both the three months ended March 31, 2018 and 2017.

Gross profit. Gross profit as a percentage of revenues was 48.8% for the first quarter of 2018 and 43.8% for the first quarter of 2017. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

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

Research and development expenses, net. Our research and development expenses, net, decreased to $9.0 million for the first quarter of 2018 from $9.2 million for the first quarter of 2017. The decrease for the first quarter of 2018 was mainly due to (i) an increase in funding received from Israeli Innovation Authority ("IIA") in the amount of $0.4 million, as compared to the first quarter of 2017, and (ii) a decrease in IPs and tape-out expenses in the amount of $0.5 million, as compared to the first quarter of 2017. The decrease was partially offset by (i) an increase in development tools and materials expenses of $0.2 million, as compared to the first quarter of 2017, and (ii) an increase in payroll and related expenses due to the devaluation of the U. S. Dollar vs. the Israeli Shekel in the first quarter of 2018, as compared to the first quarter of 2017.

Our research and development expenses, net, as a percentage of our total revenues were 32% and 33% for the three months ended March 31, 2018 and 2017, respectively. The decrease in research and development expenses, net, as a percentage of our total revenues for the three months ended March 31, 2018 was mainly due to a decrease in research and development expenses for the comparable periods and an increase in revenues for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $4.1 million for the first quarter of 2018 from $3.6 million for the first quarter of 2017. The increase in sales and marketing expenses for the first quarter of 2018, compared to the comparable period of 2017, was mainly due to (i) an increase in sales commission expenses for the first quarter of 2018, as compared to the first quarter of 2017, in the amount of $0.2 million, (ii) an increase in equity-based compensation expenses for the first quarter of 2018, as compared to the first quarter of 2017, in the amount of $0.1 million, and (iii) an increase in trade shows and travel expenses for the first quarter of 2018, as compared to the first quarter of 2017.

Our sales and marketing expenses, net, as a percentage of our total revenues were 14% and 13% for the three months ended March 31, 2018 and 2017, respectively. The increase as a percentage of our total revenues for the three months ended March 31, 2018 was mainly due to an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.6 million and $2.5 million for the first quarter of 2018 and 2017, respectively. The increase in general and administrative expenses for the first quarter of 2018, as compared to the comparable period of 2017, was mainly due to an increase in legal expenses and an increase in equity-based compensation expenses for the first quarter of 2018, as compared to the first quarter of 2017.

General and administrative expenses as a percentage of our total revenues were 9% for both three month periods ended March 31, 2018 and 2017.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. We recently combined the home gateway and home automation products into a single product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 50% and 60% of our total revenues for the first three months of 2018 and 2017, respectively, and (ii) revenues from SmartHome products amounted to 15% of our total revenues for both the first three months of 2018 and 2017.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. VoIP products in the Office segment represented 30% and 24% of our total revenues for the first three months of 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the first three months of 2018 and 2017.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate our voice recognition, noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 6% and 1% of our total revenues for the first three months of 2018 and 2017, respectively. No revenues derived from other HDClear products in the SmartVoice segment exceeded 10% of our total consolidated revenues for the first three months of 2018 and 2017.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$18,181	$20,955	$3,807	$3,342
Office	$8,353	$6,599	$2,152	$614
SmartVoice	$1,577	$379	$(5,674)	$(5,017)
Total	$28,111	$27,933	$285	$(1,061)

Sales to our customers in the home segment decreased for the first three months of 2018, as compared to the first three months of 2017, representing a decrease of 13% in absolute dollars. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones over the comparable periods.

Sales to our customers in the office segment increased for the first three months of 2018 as compared to the first three months of 2017, representing an increase of 27% in absolute dollars. The increase in sales in the office segment for the comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the SmartVoice segment increased for the first three months of 2018 as compared to the first three months of 2017, representing an increase of 316% in absolute dollars. The increase in sales to our customers in the SmartVoice segment for the first three months of 2018 as compared to the first three months of 2017 was mainly due to an increase in sales to our tier one mobile customer.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of intangible assets. For both the first three months of 2018 and 2017, we recorded an expense of $0.4 million relating to the amortization of intangible assets associated with previous acquisitions.

Financial income, net. Financial income, net, amounted to $0.4 million for both the three month periods ended March 31, 2018 and 2017.

Provision for income taxes. We had $0.2 million income tax benefit for the first quarter of 2018 as compared to $0.1 million income tax benefit for the first quarter of 2017.

The income tax benefit for the first quarter of 2018 was mainly attributable to income in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and to equity-based compensation expenses.

The income tax benefit for the first quarter of 2017 was mainly attributed to income in the amount of $0.2 million, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, offset to some extent by current tax expenses for the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first three months of 2018, we used $3.4 million of cash and cash equivalents for our operating activities, as compared to $4.1 million of cash used in operating activities for the first quarter of 2017. The decrease in net cash used for operating activities for the first three months of 2018, as compared to the first three months of 2017, was mainly as a result of a decrease in net loss for the first three months of 2018, as compared to 2017 offset to some extent by an increase in working capital needed for the first three months of 2018 as compared to 2017.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first quarter of 2018, we purchased $3.3 million of marketable securities, same as the first quarter of 2017. During the first quarter of 2018, $1.9 million of marketable securities matured and were called by the issuers, as compared to $4.8 million during the first quarter of 2017. During the first quarter of 2018 and 2017, $0.5 million and $3.1 million, respectively, of marketable securities were sold. As of March 31, 2018, the amortized cost of our marketable securities and deposits was $109.3 million and their stated market value was $107.4, representing $1.9 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.3 and $0.4 million, for the first three months of 2018 and 2017, respectively.

Financing activities. During the first three months of 2018, we paid an aggregate purchase price of $1.2 million to repurchase approximately 98,000 shares of common stock at an average purchase price of $12.31 per share. During the first three months of 2017, we repurchased approximately 124,000 shares of common stock at an average purchase price of $10.56 per share for an aggregate purchase price of $1.3 million.

In addition, during the first quarter of 2018, we received $0.2 million upon the exercise of employee stock options. During the first quarter of 2017, we received $0.6 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2017, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At March 31, 2018, approximately 0.6 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of March 31, 2017, we had cash and cash equivalents totaling approximately $15.6 million and marketable securities and time deposits of approximately $107.4 million. Out of total cash, cash equivalents and marketable securities of $123.0 million, $109.7 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2018 was approximately $57.0 million, compared to $61.0 as of March 31, 2017. The decrease in working capital was mainly due to (i) the replacement of cash and short term marketable securities and deposits with long term marketable securities and deposits, and (ii) the repurchase of our common stock in the amount of $4.4 million from March 31, 2017 through March 31, 2018. The above mentioned decreases were offset to some extent by a net cash of $9.3 million generated from operating activities from March 31, 2017 through March 31, 2018. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. To partially protect the Company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS, we may institute a foreign currency cash flow hedging program in 2018. Nonetheless, even with such a hedging program, it may only partially protect our hedging position and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 other than (1) changes to the Risk Factor below entitled "We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;" (2) changes to the Risk Factor below entitled "We rely significantly on revenue derived from a limited number of customers;" (3) changes to the Risk Factor below entitled "We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;" (4) changes to the Risk Factor below entitled "Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;" (5) changes to the Risk Factor below entitled "Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;" (6) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (7) changes to the Risk Factor below entitled "We are exposed to fluctuations in currency exchange rates."

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 50% of our total revenues for the first quarter of 2018 and 60% for the same period of 2017. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech Holdings Ltd (“VTech”), Panasonic through Nexty Electronics Corporation (“Nexty Electronics,” previously called Tomen Electronics Corporation), Cisco Systems, Inc. through Ascend Technology Inc. (“Ascend Technology”) and Guo Wei accounted for approximately 48% and 53% of our total revenues for the first quarter of 2018 and 2017, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Major Customers	2018	2017
VTech	25%	30%

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

The following table represents our sales as a percentage of our total revenues through our main distributors Nexty Electronics and Ascend Technology, for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Major Distributors	2018	2017
Nexty Electronics	11%	12%

Ascend Technology	26%	21%

The loss of Nexty Electronics and/or Ascend Technology as our distributors and our inability to obtain satisfactory replacements in a timely manner would materially harm our sales and results of operations.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 95% of our total revenues for the first quarter of 2018 and 2017, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2018, 204 of our 321 employees were located in Israel, including 137 out of 200 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for significant and wide-ranging changes to the U.S. Internal Revenue Code. The reforms are complex, and it will take some time to assess the implications thoroughly. Broadly, the implications most relevant to the company include: a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates and additional limitations on deductions attributable to interest expense; and b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Cuts and Jobs Act includes a one-time tax on cumulative retained earnings and profits of U.S.-owned (directly or indirectly) foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Taxpayers may make an election to pay this tax over eight years.  These tax reforms will give rise to significant consequences, both immediately in terms of one-off impacts relating to the transition tax and the measurement of deferred tax assets and liabilities and going forward in terms of the company’s taxation expense. An initial review and estimate has been undertaken by us, which will be updated over the coming weeks and months as we work through these complex changes with its advisors. The Tax Act could be subject to potential amendments and technical corrections, any of which could lessen or increase adverse impacts of the law. The final transitional impact of the Tax Act may differ from our previously provided estimates due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes.  Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

The tax benefits available to us under Israeli law require us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes.

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (23% for 2018) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 95% of our total revenues for the first quarter of 2018 and 2017, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2018, we repurchased 102,312 shares of common stock at an average purchase price of $12.28 per share for approximately $1.3 million. The table below sets forth the information with respect to repurchases of our common stock during the first quarter ended March 31, 2018.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (January 1, 2018 to January 31, 2018)	8,400	12.47	8,400	739,610
Month #2 (February 1, 2018 to February 28, 2018)	66,912	12.35	66,912	672,698
Month #3 (March 1, 2018 to March 31, 2018)	27,000	12.04	27,000	645,698	(1)

(1)	The number represents the number of shares of our common stock that remained available for repurchase as of March 31, 2017 under previously authorized share repurchase programs.

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

At March 31, 2018, approximately 645,698 shares of our common stock are available for repurchase under our board authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: May 10, 2018	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)