Form 10-Q
period 2018-06-30
DSP GROUP INC /DE/
filed 2018-08-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

___________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of August 2, 2018, there were 22,439,068 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,143	$21,324
Restricted deposits	506	524
Marketable securities and short-term deposits	30,684	24,697
Trade receivables	16,622	13,416
Other accounts receivable and prepaid expenses	3,196	3,167
Inventories	8,366	9,422

TOTAL CURRENT ASSETS	75,517	72,550

PROPERTY AND EQUIPMENT, NET	3,071	3,184

NON-CURRENT ASSETS:
Long-term marketable securities and deposits	76,620	82,669
Long-term prepaid expenses and lease deposits	1,598	1,541
Deferred income taxes	1,124	1,043
Severance pay fund	14,683	15,190
Intangible assets, net	1,929	2,779
Goodwill	6,243	6,243

	102,197	109,465
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$180,785	$185,199

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,851	$8,660
Accrued compensation and benefits	7,986	8,699
Income tax accruals and payables	1,165	1,232
Accrued expenses and other accounts payable	2,746	2,888

TOTAL CURRENT LIABILITIES	21,748	21,479

NON-CURRENT LIABILITIES:
Deferred income taxes	239	424
Accrued severance pay	14,814	15,463
Accrued pensions	870	883

TOTAL NON-CURRENT LIABILITIES	15,923	16,770

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2018 and December 31, 2017; Issued and outstanding shares: 22,460,881 and 22,432,660 shares at June 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	375,410	372,041
Treasury stock at cost	(119,200)	(118,397)
Accumulated other comprehensive loss	(2,698)	(1,874)
Accumulated deficit	(110,420)	(104,842)

TOTAL STOCKHOLDERS’ EQUITY	143,114	146,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,785	$185,199

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$30,651	$31,301	$58,762	$59,234
Cost of revenues (1)	15,598	16,804	29,995	32,490
Gross profit	15,053	14,497	28,767	26,744
Operating expenses:
Research and development, net (2)	8,891	9,161	17,889	18,351
Sales and marketing (3)	3,761	3,430	7,829	7,005
General and administrative (4)	2,669	2,372	5,250	4,859
Intangible assets amortization	425	425	850	850
Total operating expenses	15,746	15,388	31,818	31,065
Operating loss	(693)	(891)	(3,051)	(4,321)
Financial income	403	418	799	834
Loss before taxes on income	(290)	(473)	(2,252)	(3,487)
Taxes on income (tax benefit)	(2)	113	(211)	(35)
Net loss	$(288)	$(586)	$(2,041)	$(3,452)
Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.09)	$(0.16)
Diluted	$(0.01)	$(0.03)	$(0.09)	$(0.16)

Weighted average number of shares used in per share computations of net loss:
Basic	22,681	22,180	22,680	22,141
Diluted	22,681	22,180	22,680	22,141

(1)

Includes equity-based compensation expense in the amount of $108 and $94 for the three months ended June 30, 2018 and 2017, and $206 and $191 for the six months ended June 30, 2018 and 2017, respectively.

(2)

Includes equity-based compensation expense in the amount of $701 and $623 for the three months ended June 30, 2018 and 2017, respectively; and $1,353 and $1,239 for the six months ended June 30, 2018 and 2017, respectively.

(3)

Includes equity-based compensation expense in the amount of $265 and $297 for the three months ended June 30, 2018 and 2017, respectively; and $671 and $597 for the six months ended June 30, 2018 and 2017, respectively.

(4)

Includes equity-based compensation expense in the amount of $586 and $543 for the three months ended June 30, 2018 and 2017, respectively; and $1,129 and $1,061 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended June 30,
	2018	2017

Net loss:	$(288)	$(586)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized (losses) gains	(161)	156
Reclassification adjustments for losses included in net loss	38	11
Net change	(123)	167
Cash flow hedges:
Changes in unrealized (losses) gains	(29)	49
Reclassification adjustments for (gains) losses included in net loss	9	(78)

Net change	(20)	(29)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	5

Net change	5	5

Foreign currency translation adjustments, net	(43)	3

Other comprehensive (loss) income	(181)	146

Comprehensive loss	$(469)	$(440)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30,
	2018	2017

Net loss:	$(2,041)	$(3,452)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized (losses) gains	(823)	360
Reclassification adjustments for losses included in net loss	37	58
Net change	(786)	418
Cash flow hedges:
Changes in unrealized (losses) gains	(29)	192
Reclassification adjustments for (gains) losses included in net loss	9	(153)

Net change	(20)	39

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	10	10

Net change	10	10

Foreign currency translation adjustments, net	(28)	(6)

Other comprehensive (loss) income	(824)	461

Comprehensive loss	$(2,865)	$(2,991)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:

Net income	$(2,041)	$(3,452)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	869	909
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	3,359	3,088
Realized losses from sale of marketable securities, net	37	58
Capital loss from sale and disposal of property and equipment	-	19

Amortization of intangible assets	850	850
Accrued interest and amortization of premium on marketable securities and deposits	356	60
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(268)	16
Trade receivables, net	(3,234)	4,487
Other accounts receivable and prepaid expenses	(47)	(752)
Inventories	1,030	(873)
Long-term prepaid expenses and lease deposits	(78)	(128)
Trade payables	1,195	(1,208)
Accrued compensation and benefits	317	112
Income tax accruals	(59)	(291)
Accrued expenses and other accounts payable	(167)	133
Accrued severance pay, net	(67)	59
Accrued pensions	19	4

Net cash provided by operating activities	2,071	3,091

Cash flows from investing activities:

Purchase of marketable securities	(14,379)	(15,375)
Purchase of short-term deposits	(3,000)	(3,000)
Proceeds from maturity of marketable securities	8,455	9,388
Proceeds from sales of marketable securities	4,810	8,578
Proceeds from redemption of short-term deposits	3,000	-
Purchases of property and equipment	(778)	(625)
Other investing activities	(104)	-

Net cash used in investing activities	$(1,996)	$(1,034)

	Six months ended June 30,
	2018	2017
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$442	$681
Purchase of treasury stock	(5,691)	(2,629)

Net cash used in financing activities	(5,249)	(1,948)

Increase (decrease) in cash and cash equivalents	(5,174)	109
Cash and cash equivalents at the beginning of the year	21,848	17,822
Cash (erosion) due to exchange rate differences	(25)	21

Cash and cash equivalents at the end of the year	$16,649	$17,952

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended June 30, 2017	Number of common stock	Common stock		Additional paid‑In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2017	22,169	$22		$367,652	$(120,404)	$(101,276)	$(1,537)	$144,457
Net loss	-	-		-	-	(586)	-	(586)
Change in accumulated other comprehensive income	-	-		-	-	-	146	146
Purchase of treasury stock	(124)	*	)	-	(1,490)	-	-	(1,490)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	106	*	)	-	1,040	(1,005)	-	35
Equity-based compensation	-	-		1,557	-	-	-	1,557
Balance at June 30, 2017	22,151	$22		$369,209	$(120,854)	$(102,867)	$(1,391)	$144,119
Three months ended June 30, 2018
Balance at March 31, 2018	22,729	$23		$373,740	$(115,731)	$(109,265)	$(2,517)	$146,250
Net loss	-	-		-	-	(288)	-	(288)
Change in accumulated other comprehensive income	-	-		-	-	-	(181)	(181)
Purchase of treasury stock	(384)	(1)		-	(4,613)	-	-	(4,614)
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	116	*	)	10	1,144	(867)	-	287
Equity-based compensation	-	-		1,660	-	-	-	1,660
Balance at June 30, 2018	22,461	$22		$375,410	$(119,200)	$(110,420)	$(2,698)	$143,114

(*)     Represents an amount lower than $1.

(**)     Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Six months ended June 30, 2017	Number of common stock	Common stock		Additional paid-in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2016	21,932	$22		$366,121	$(122,632)	$(96,112)	$(1,852)	$145,547
Net loss	-	-		-	-	(3,452)	-	(3,452)
Change in accumulated other comprehensive income	-	-		-	-	-	461	461
Purchase of treasury stock	(248)	*	)	-	(2,802)	-	-	(2,802)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	113	*	)	-	1,109	(167)	-	942
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	354	*	)	-	3,471	(3,136)	-	335
Equity-based compensation	-	-		3,088	-	-	-	3,088
Balance at June 30, 2017	22,151	$22		$369,209	$(120,854)	$(102,867)	$(1,391)	$144,119
Six months ended June 30, 2018
Balance at December 31, 2017	22,433	$22		$372,041	$(118,397)	$(104,842)	$(1,874)	$146,950
Net loss	-	-		-	-	(2,041)	-	(2,041)
Cumulative effect adjustment on retained earnings **		-		-	-	94	-	94
Change in accumulated other comprehensive income	-	-		-	-	-	(824)	(824)
Purchase of treasury stock	(486)	(1)		-	(5,868)	-	-	(5,869)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	119	*	)	-	1,168	(165)	-	1,003
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	395	1		10	3,897	(3,466)	-	442
Equity-based compensation	-	-		3,359	-	-	-	3,359
Balance at June 30, 2018	22,461	$22		$375,410	$(119,200)	$(110,420)	$(2,698)	$143,114

(*)     Represents an amount lower than $1.

(**)     Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2017.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for, changes associated with recent accounting standards for revenue recognition as detailed in Note 2 “Recent Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments (collectively “ASC 606”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the revenue recognition standards in effect for those periods. The reported results for the first six months of 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, "Revenue Recognition (ASC 605)". The impact of our adoption of Topic 606 on our balance sheet was a decrease in accumulated deficit as of January 1, 2018 of $ 94.

Under ASC 606, certain product sales through the Company’s distributors where revenue was previously deferred until the distributors resold the Company’s products to the end customers are now recognized when products are delivered to the distributor. Revenues are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

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

The Company’s contracts with customers for the sale of products generally include one performance obligation. The Company has concluded that revenue from sale of products should be recognized at the point in time when control of the asset is transferred to the customer, generally on delivery of the products.

In accordance with the ASC 606 requirements, the disclosure of the impact of adoption of ASC 606 on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	For the three months ended June 30, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement

Revenues	$30,651	$30,625	$26
Cost of revenues	15,598	15,602	(4)
Gross margin:	15,053	15,023	30
Operating expenses:
Research and development, net	8,891	8,891	-
Sales and marketing	3,761	3,763	(2)
General and administrative	2,669	2,669	-
Intangible assets amortization	425	425	-
Total operating expenses:	15,746	15,748	(2)
Operating loss:	(693)	(725)	32
Financial income	403	403	-
Loss before taxes on income	(290)	(322)	32
Taxes on income	(2)	(2)	-
Net Loss	(288)	(320)	32

	For the six months ended June 30, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement

Revenues	$58,762	$57,782	$980
Cost of revenues	29,995	29,619	376
Gross margin:	28,767	28,163	604
Operating expenses:
Research and development, net	17,889	17,889	-
Sales and marketing	7,829	7,778	51
General and administrative	5,250	5,250	-
Intangible assets amortization	850	850	-
Total operating expenses:	31,818	31,767	51
Operating loss:	(3,051)	(3,604)	553
Financial income	799	799	-
Loss before taxes on income	(2,252)	(2,805)	553
Taxes on income	(211)	(211)	-
Net Loss	(2,041)	(2,594)	553

	June 30, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade receivables	$16,622	$15,526	$1,096
Inventories	8,366	8,760	(394)
Other accounts receivable and prepaid expenses	3,196	3,251	(55)

Liabilities
Accrued expenses and other accounts payable	(2,746)	(2,746)	-

Equity
Accumulated deficit	(110,420)	(111,067)	647

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company adopted the standard effective as of January 1, 2018, and the adoption of this standard did not have an impact on the Company's consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires the presentation of the statement of cash flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2017. The Company adopted the standard retrospectively to all periods presented effective as of January 1, 2018.

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

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effects of this standard on its consolidated financial statements.

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

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Work-in-process	$4,969	$3,577
Finished goods	3,397	5,845

	$8,366	$9,422

Inventory write-off amounted to $32 and $20 for the six months ended June 30, 2018 and 2017, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	Unaudited
Net loss	$(288)	$(586)	$(2,041)	$(3,452)
Loss per share:
Basic	$(0.01)	$(0.03)	$(0.09)	$(0.16)
Diluted	$(0.01)	$(0.03)	$(0.09)	$(0.16)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	22,681	22,180	22,680	22,141
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-	-
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	22,681	22,180	22,680	22,141

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2018 and December 31, 2017:

	Amortized cost		Unrealized losses, net		Fair value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	5,342	$5,481	$-	$-	$5,342	$5,481
Long-term deposits	5,071	5,013	-	-	5,071	5,013
U.S. GSE securities	22,075	22,359	(489)	(315)	21,586	22,044
Corporate obligations	76,811	75,722	(1,506)	(894)	75,305	74,828

	$109,299	$108,575	$(1,995)	$(1,209)	$107,304	$107,366

The amortized cost of marketable debt securities and term deposits at June 30, 2018, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$30,760	$1	$(77)	$30,684
Due after one year to five years	78,539	1	(1,920)	76,620

	$109,299	$2	$(1,997)	$107,304

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2018, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2018 amounted to $94,235, while the unrealized losses for these marketable securities amounted to $1,997. Of the $1,997 unrealized losses outstanding as of June 30, 2018, a portion of which in the amount of $1,396 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $601 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2018 and 2017 were $8,455 and $9,388, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2018 and 2017 were $4,810 and $8,578, respectively. Net realized losses from the sale of available-for-sale securities for the six months ended June 30, 2018 were $37 compared to net realized losses for the six months ended June 30, 2017 of $58. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $1,208 and $1,273 at June 30, 2018 and December 31, 2017, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2018 and December 31, 2017, the Company had accrued interest and penalties relating to unrecognized tax benefits of $90 and $68, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and six month periods ended June 30, 2018 and 2017, of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
		Unaudited
Major customers/ distributors	2018	2017	2018	2017
VTech Holdings Ltd.	25%	29%	25%	30%
Nexty Electronics ¹ ²	12%	9%	11%	10%
Ascend Technology Inc. ¹ ³	25%	20%	26%	21%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; one of those customers – Panasonic, accounted for 10% and 8% of the Company’s total revenues for the three month periods ended June 30, 2018 and 2017 and 9% and 8% of the Company’s total revenues for the six month periods ended June 30, 2018 and 2017.

³ Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for the three and six month periods ended June 30, 2018 and 2017.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2018, the Company had no outstanding option contracts and foreign exchange forward contracts in the amount of $2,500. These hedging contracts do not contain any credit-risk-related contingency features. See Note K for information on the fair value of hedging contracts.

The fair value of derivative assets and derivative liabilities were $0 and $20, respectively, at June 30, 2018. The Company recorded a net amount of $20 in other accounts payable in the condensed consolidated balance sheet at June 30, 2018.

The amount recorded as an income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2018 that resulted from the above referenced hedging transactions was $7, $1 and $1, respectively.

The fair value of the outstanding derivative instruments at June 30, 2018 and December 31, 2017 is summarized below (unaudited):

		Fair value of derivative instruments
Derivative Assets (Liabilities)	Balance Sheet Location	June 30, 2018	December 31, 2017
		Unaudited	Audited

Foreign exchange forward and option contracts	Other accounts payable	$20	$-

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2018 and 2017 is summarized below (unaudited):

	Gains (losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
		Unaudited
	2018	2017	2018	2017
Foreign exchange forward and option contracts	$(29)	$49	$(29)	$192

	Gains (Losses) Reclassified from OCI into income
		for the three months ended June 30		for the six months ended June 30,
			Unaudited
	Location	2018	2017	2018	2017
Foreign exchange forward and option contracts	Operating expenses	$(9)	$78	$(9)	$153

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the three months ended June 30, 2018 and 2017:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended June 30, 2018 and 2017 was $11.34 and $11.12 per share, respectively (using the weighted average pre vest cancellation rate of 3.69% and 4.31% for the three months ended June 30, 2018 and 2017, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and stock appreciation rights ("SARs") granted during the three months ended June 30, 2018 and 2017 was $3.49 and $2.76 per stock option and SARs, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Three months ended June 30,
	2018	2017
Volatility	45.08%	34.96%
Risk-free interest rate	2.93%	2.14%
Dividend yield	0%	0%
Pre-vest cancellation rate	3.65%	4.31%
Post-vest cancellation rate	3.21%	3.37%
Suboptimal exercise factor	1.205	1.117

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for stock options and SARs granted during the three months ended June 30, 2018 and 2017 derived from the binomial model was 4.73 and 3.99 years, respectively.

Employee stock benefit plans

As of June 30, 2018, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2018, approximately 591,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 783,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at March 31, 2018	2,211	$4.39	4.87	$16,502
Options granted	6	11.75
SARs Granted	13	12.50
RSUs granted	9	-
Options / SARs / RSUs cancelled/forfeited/expired	(15)	3.77
Options / SARs exercised and RSUs vested	(117)	$2.56
Outstanding at June 30, 2018 (1)	2,107	$4.55	4.68	$16,694
Exercisable at June 30, 2018 (2)	801	$8.78	4.17	$2,964

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2018 ($12.45 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 2,013 shares of the Company’s common stock as of June 30, 2018. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 774 shares of the Company’s common stock as of June 30, 2018.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2018 with exercise prices above $12.45 per share (the closing price of the Company’s common stock on June 30, 2018) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $12.45	753	$8.51	1,245	$1.43	1,998	$4.10
Above $12.45	48	$13.05	61	$12.50	109	$12.74
Total	801	$8.78	1,306	$1.94	2,107	$4.54

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2018 and 2017 totaled $1,660 and $1,557, respectively.

As of June 30, 2018, there was $6,883 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2018 through 2022.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits."  The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2018 and 2017 are as follows:

	Six months ended June 30,
	2018	2017
Components of net periodic benefit cost:
Service cost and amortization of loss	$12	$13
Interest cost	8	7

Net periodic benefit cost	$20	$20

The net pension liability as of June 30, 2018 amounted to $870.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018:

	Balance as of	Fair value measurements
	June 30, 2018	Level 1	Level 2	Level 3
Description	(Unaudited)
Assets:
Cash equivalents:
Money market mutual funds	$1,019	$1,019	-	-

Short-term marketable securities:
Corporate debt securities	$23,647	-	$23,647	-
U.S. GSE securities	$1,695		$1,695

Long-term marketable securities:
U.S. GSE securities	$19,891	-	$19,891	-
Corporate debt securities	$51,658	-	$51,658	-

Liabilities :
Derivative liabilities :	$(20)	-	$(20)	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017.

	Balance as of	Fair value measurements
Description	December 31, 2017	Level 1	Level 2	Level 3
	(Audited)
Assets

Cash equivalents
Money market mutual funds	$2,998	$2,998	-	-

Short-term marketable securities
U.S. GSE securities	$786	-	$786	-
Corporate debt securities	$18,430	-	$18,430	-

Long-term marketable securities
U.S. GSE securities	$21,258	-	$21,258	-
Corporate debt securities	$56,398	-	$56,398	-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2018 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first six months of 2018, the Company repurchased 486,422 shares of common stock at an average purchase price of $12.07 per share for an aggregate purchase price of $5,869. As of June 30, 2018, 261,588 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2018, the Company issued approximately 514,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 49% and 56% of the Company’s total revenues for the first half of 2018 and 2017, respectively, and 48% and 53% of the Company’s total revenues for the second quarter of 2018 and 2017, respectively, and (ii) revenues from SmartHome products amounted to 13% and 16% of the Company’s total revenues for the first six months of 2018 and 2017, respectively, and 12% and 17% of the Company’s total revenues for the second quarter of 2018 and 2017, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 31% and 26% of its total revenues for the first half of 2018 and 2017, respectively and 32% and 28% of the Company’s revenues for the second quarter of 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first six months of 2018 and 2017.

SmartVoice - Products that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, SmartSpeakers, wearables, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 6% and 2% of the Company’s total revenues for the first half of 2018 and 2017, respectively, and 7% and 3% of the Company’s total revenues for the second quarter of 2018 and 2017, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for both the first six months of 2018 and 2017.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2018 and 2017 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$18,658	$21,789	$3,955	$4,564
Office	$9,791	$8,620	$3,110	$2,429
SmartVoice	$2,202	$892	$(5,096)	$(5,461)
Total	$30,651	$31,301	$1,969	$1,532

Selected operating results information for each business segment was as follows for the six months ended June30, 2018 and 2017 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$36,839	$42,744	$7,762	$7,909
Office	$18,144	$15,219	$5,263	$3,044
SmartVoice	$3,779	$1,271	$(10,771)	$(10,482)
Total	$58,762	$59,234	$2,254	$471

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2018:

	Three months	Six months
Income from operations	$1,969	$2,254
Unallocated corporate, general and administrative expenses	(577)	(1,096)
Equity-based compensation expenses	(1,660)	(3,359)
Intangible assets amortization expenses	(425)	(850)
Financial income, net	403	799
Total consolidated loss before taxes	$(290)	$(2,252)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2017:

	Three months	Six months
Income from operations	$1,532	$471
Unallocated corporate, general and administrative expenses	(441)	(854)
Equity-based compensation expenses	(1,557)	(3,088)
Intangible assets amortization expenses	(425)	(850)
Financial income, net	418	834
Total consolidated income before taxes	$(473)	$(3,487)

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2018:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(1,873)	$-	$(404)	$(240)	$(2,517)
Other comprehensive income (loss) before reclassifications	(161)	(29)	-	(43)	(233)
Losses (gains) reclassified from accumulated other comprehensive income	38	9	5	-	52

Net current period other comprehensive income	(123)	(20)	5	(43)	(181)

Ending balance	$(1,996)	$(20)	$(399)	$(283)	$(2,698)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2018:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$38	Financial income, net
	-	Provision for income taxes
	38	Total, net of income taxes
Losses on cash flow hedges
	7	Research and development
	1	Sales and marketing
	1	General and administrative
	9	Total, before income taxes
	-	Provision for income taxes

	9	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing

	5	Total, before income taxes

	-	Provision for income taxes

	5	Total, net of income taxes

Total reclassifications for the period	$52	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2018:

	Unrealized gains (losses) on available-for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(1,209)	$-	$(409)	$(256)	$(1,874)
Other comprehensive income (loss) before reclassifications	(823)	(29)	-	(28)	(880)
Losses reclassified from accumulated other comprehensive income (loss)	37	9	10	-	56
Net current period other comprehensive income	(786)	(20)	10	(28)	(824)

Ending balance	$(1,995)	$(20)	$(399)	(284)	$(2,698)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2018:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$37	Financial income, net
	-	Provision for income taxes
	37	Total, net of income taxes

Losses on cash flow hedges
	7	Research and development
	1	Sales and marketing
	1	General and administrative
	9	Total, before income taxes
	-	Provision for income taxes
	9	Total, net of income taxes

Losses on components of defined benefit plans	7	Research and development
	3	Sales and marketing
	10	Total, before income taxes
	-	Provision for income taxes
	10	Total, net of income taxes

Total reclassifications for the period	$56	Total, net of income taxes

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

The Company recorded grants in the amount of $500 and $800 for the three month periods ended June 30, 2018 and 2017, respectively.

The Company recorded grants in the amount of $1,000 and $900 million for the six month periods ended June 30, 2018 and 2017, respectively.

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

●

Our anticipation that our gross margin on an annual basis will continue to increase, as compared to previous periods, as our product mix shifts in favor of new products, which generally have higher gross margins;

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

●	Our belief that our available cash and cash equivalents at June 30, 2018 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In addition, our SmartVoice segment products consist of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

For the first six months of 2018, revenues from our growth initiatives, namely sales from our Office/VoIP, SmartHome and SmartVoice products, were $29.8 million and accounted for 51% of our total revenues. Year-over-year, the Office segment grew 19% and revenues from the SmartVoice segment grew by 197%. Revenue derived from products targeted for digital cordless telephony represented the remaining 49% of our total revenues for the first six months of 2018 and declined by 13% in the first half of 2018 as compared to the same period in 2017.

Our revenues were $58.8 million for the first half of 2018, a 1% decrease compared to the corresponding period of 2017. The decrease for the first half of 2018 was primarily as a result of decrease in sales of our digital cordless products, partially offset by increased sales of our VoIP and SmartVoice products. Revenues from our growth initiatives accounted for 51% of our total revenues for the first half of 2018, as compared to 44% of our total revenues for the first half of 2017.

Revenues derived from the sale of cordless telephony products represented 49% of our total revenues for the first half of 2018, as compared to 56% of our total revenues for the first half of 2017. Sales of our VoIP products represented 31% of our total revenues for the first half 2018, as compared to 26% of our total revenues for the first half of 2017. Revenues from our SmartVoice products represented 6% of our total revenues for the first half of 2018, as compared to 2% of our total revenues for the first half of 2017. Revenues from SmartHome accounted for 13% of our revenues for the first six months of 2018 and 16% of our revenues for the first six months of 2017. We expect that revenues from growth initiatives, primarily related to VoIP and SmartVoice products, to increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017.

Our gross margin increased to 49.0% of our total revenues for the first half of 2018 from 45.1% for the first half of 2017, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.  We anticipated that our gross margin on an annual basis will continue to increase, as compared to previous periods, as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $3.1 million for the first half of 2018, as compared to an operating loss of $4.3 million for the first half of 2017. The decrease in our operating loss is attributed to an increase in our gross margins for the first half of 2018, as compared to the corresponding period of 2017. This was partially offset by an increase in total operating expenses and a decrease in revenues for the first six months of 2018, as compared to the corresponding period of 2017.

Our operating expenses increased by 2% to $31.8 million for the first half of 2018, as compared to $31.1 million for the first half of 2017, mainly as a result of (i) an increase in equity-based compensation expenses for the first half of 2018, as compared to the first half of 2017, (ii) an increase in payroll and related expenses due to the devaluation of the U.S. Dollar vs. the Israeli Shekel in the first half of 2018 as compared to the first half of 2017, and (iii) an increase in sales commission expenses for the first half of 2018, as compared to the first half of 2017. This increase was partially offset by (i) an increase in funds received from the Israeli Innovation Authority (“IIA”) for the first half of 2018, as compared to the first half of 2017, (ii) a decrease in new IP and tape out expenses for the first half of 2018, as compared to the first half of 2017, and (iii) a decrease in research and development subcontractor expenses in the first half of 2018, as compared to the first half of 2017.

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

We see evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our new products and a number of such new products have begun mass shipments. Aggregate revenues derived from our growth initiatives were 51% and 44% of our total revenues for the first half of 2018 and 2017, respectively. Based on a strong pipeline of design wins, our current mix of new products and anticipated commercialization schedules of customers incorporating our new products, we anticipate annual revenues generated from our growth initiatives to increase in 2018 as compared to 2017.

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

As of June 30, 2018, our principal source of liquidity consisted of cash and cash equivalents of $16.1 million and marketable securities, short and long-term deposits of $107.3 million, totaling $123.4 million.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and six month periods ended June 30, 2018 and 2017 (dollars in millions):

	Three months ended June 30,			Three months ended June 30,
	2018	2017	Change	2018	2017	Change
Total Revenues (1)	$30.7	$31.3	(2%)	$58.8	$59.2	(1%)
Cordless (2)	$14.9	$16.6	(10%)	$28.9	$33.3	(13%)
Percentage of total revenues	48%	53%		49%	56%
SmartHome (3)	$3.8	$5.2	(27%)	$7.9	$9.4	(16%)
Percentage of total revenues	12%	17%		13%	16%
VoIP (4)	$9.8	$8.6	14%	$18.1	$15.2	19%
Percentage of total revenues	32%	28%		31%	26%
SmartVoice (5)	$2.2	$0.9	147%	$3.8	$1.3	197%
Percentage of total revenues	7%	3%		6%	2%
1.

The decrease in revenues for the second quarter and first six months of 2018 as compared to the same periods in 2017 was primarily as a result of a decrease in sales of our cordless telephony and Home Gateway and Automation products, offset to some extent by increased sales of our VoIP and SmartVoice products.

2.	The decrease in cordless revenues for the first three and six months of 2018 as compared to the same periods in 2017 was mainly attributable to decreased demand from our customers in all markets.
3.	The decrease of our SmartHome product sales for the comparable periods is attributable to a decrease in customer demand for our SmartHome products.
4.

The increase in our VoIP sales for both comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this market.

5.	The increase in our SmartVoice product sales for both the comparable periods was attributed mostly to an increase in demand from our tier one mobile customer.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	$2,068	$1,447	$3,056	$2,746
Japan	4,123	3,394	7,487	7,198
Europe	2,219	2,888	4,790	4,982
Hong-Kong	10,015	12,376	19,751	23,920
China	4,449	4,130	7,120	6,477
Taiwan	5,576	5,055	11,354	9,641
Korea	1,355	1,100	2,824	1,969
Other	846	911	2,380	2,301
Total revenues	$30,651	$31,301	$58,762	$59,234

Sales to our customers in Japan increased for the second quarter and first six months of 2018 as compared to the same periods of 2017, representing an increase of 21% and 4% in absolute dollars. The increase in our sales to Japan for the comparable periods resulted mainly from an increase in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics” previously called Tomen Electronics Corporation) to Panasonic Communications Ltd (“Panasonic”), representing an increase of 22% and 7% in absolute dollars for the second quarter and the first half of 2018, respectively, as compared to the same periods of 2017.

Sales to our customers in Hong Kong decreased for the second quarter and first half of 2018, as compared to the same periods of 2017, representing a decrease of 19% and 17% in absolute dollars, resulting mainly from a decrease in sales to our customer Vtech Holdings Ltd. (“VTech”), representing a 18% and 17% decrease in sales for the comparable periods.

Sales to our customers in the Taiwan increased for the second quarter and first half of 2018, as compared to the same periods of 2017, representing an increase of 10% and 18% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”), Sales to our customers in Korea increased for the second quarter and first six months of 2018, as compared to the same periods of 2017, representing an increase of 23% and 43% in absolute dollars, resulted mainly from an increase in sales to our tier one mobile customer.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and six months periods ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
VTech Holdings Ltd.	25%	29%	25%	30%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and six-month periods ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tomen Electronics (1)	12%	9%	11%	10%
Ascend Technology (2)	25%	20%	26%	21%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; One of those customers - Panasonic, accounted for 10% and 8% of the Company’s total revenues for the three month periods ended June 30, 2018 and 2017 and 9% and 8% of the Company’s total revenues for the six month periods ended June 30, 2018 and 2017.

(2)

Ascend Technology sells our products to a limited number of customers; however, none of those customers accounted for more than 10% of our total revenues for the second quarter and the first half of 2018 or 2017.

Significant products. Revenues from our digital cordless telephony products represented 49% and 56% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Revenues from our digital cordless telephony products represented 48% and 53% of our total revenues for the second quarter of 2018 and 2017, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2018.

Revenues from our VoIP products represented 31% and 26% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Revenues from our VoIP products represented 32% and 28% of our total revenues for the second quarter of 2018 and 2017, respectively. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. Revenues from our SmartHome products represented 13% and 16% of our total revenues for the six months ended June 30, 2018 and 2017. Revenues from our SmartHome products represented 12% and 17% of our total revenues for the second quarter of 2018 and 2017, respectively.

Gross profit. Gross profit as a percentage of revenues was 49.1 % for the second quarter of 2018 and 46.3% for the second quarter of 2017. Gross profit as a percentage of revenues was 49% for the first half of 2018 and 45.1% for the first half of 2017. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

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

Research and development expenses, net. Our research and development expenses, net, decreased to $8.9 million for the second quarter of 2018 from $9.2 million for the second quarter of 2017. The decrease for the second quarter of 2018 was mainly due to (i) a decrease in subcontractor and development software tool expenses of $0.5 million, as compared to the second quarter of 2017, and (ii) a decrease in tape out and IP expenses in the amount of $0.2 million, as compared to the second quarter of 2017. Those decreases were partially offset by a decrease in funding received from IIA in the amount of $0.3 million, as compared to the second quarter of 2017 and an increase in equity-based compensation expense of $0.1 million, as compared to the second quarter of 2017.

Our research and development expenses, net, decreased to $17.9 million for the first half of 2018 from $18.4 million for the first half of 2017. The decrease for the first half of 2018 was mainly due to (i) a decrease in Tape outs and IP expenses in the amount of $0.8 million, as compared to the first half of 2017, and (ii) a decrease in subcontractor expense of $0.4 million, as compared to the first half of 2017. Those decreases were partially offset by an increase of $0.6 million in salaries and related expenses, as compared to the first half of 2017, mainly due to the devaluation of the U.S dollar against the NIS and an increase in equity-based compensation expense of $0.1 million, as compared to the first half of 2017.

Our research and development expenses, net, as a percentage of our total revenues were 29% for the both three months ended June 30, 2018 and 2017 and 30% and 31% for the six months ended June 30, 2018 and 2017, respectively. The decrease in research and development expenses, net, as a percentage of our total revenues for the six months ended June 30, 2018 and 2017, was mainly due to a decrease in research and development expenses, partially offset by a decrease in revenues for the comparable periods.

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

Sales and marketing expenses.  Our sales and marketing expenses increased to $3.8 million for the second quarter of 2018 from $3.4 million for the second quarter of 2017. The increase in sales and marketing expenses for the second quarter of 2018, compared to the comparable period of 2017, was mainly due to an increase in sales commissions for sales of SmartVoice products for the second quarter of 2018, as compared to the second quarter of 2017.

Our sales and marketing expenses increased to $7.8 million for the first half of 2018 from $7.0 million for the first half of 2017. The increase in sales and marketing expenses for the first half of 2018, compared to the comparable period of 2017, was mainly due to (i) an increase in sales commissions on sales of SmartVoice products in the amount of $0.5 million for the first half of 2018, as compared to the first half of 2017, (ii) an increase of $0.1 million in equity-based compensation expenses for the first half of 2018, as compared to the first half of 2017 and (iii) an increase in travel and trade show expenses in the amount of $0.1 million for the first half of 2018, as compared to the first half of 2017.

Our sales and marketing expenses, net, as a percentage of our total revenues were 12% and 11% for the three months ended June 30, 2018 and 2017, respectively, and 13% and 12% for the first half of 2018 and 2017, respectively. The increase as a percentage of our total revenues for both comparable periods ended June 30, 2018 was mainly due to an increase in sales and marketing expenses and a decrease in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.7 million and $2.4 million for the second quarter of 2018 and 2017, respectively. The increase in general and administrative expenses for the second quarter of 2018, as compared to the comparable period of 2017, was mainly due to (i) an increase in employee related expenses, and (ii) an increase in professional expenses (mainly accounting, consultants and legal) for the second quarter of 2018, as compared to the second quarter of 2017.

Our general and administrative expenses were $5.3 million and $4.9 million for the first half of 2018 and 2017, respectively. The increase in general and administrative expenses for the first half of 2018, as compared to the comparable period of 2017, was mainly due to an increase in (i) equity-based compensation expenses for the first half of 2018, as compared to the first half of 2017, and (ii) an increase in professional expenses (mainly accounting, consultants and legal) for the first half of 2018, as compared to the first half of 2017.

General and administrative expenses as a percentage of our total revenues were 9% and 8% for the three months ended June 30, 2018 and 2017, respectively, and 9% and 8% for the first six months of 2018 and 2017, respectively. The increase in general and administrative expenses, as a percentage of our total revenues for the three and six month periods ended June 30, 2018 as compared to the comparable periods of 2017, was mainly due to an increase in general and administrative expenses and a decrease in revenues for the comparable periods.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 49% and 56% of the Company’s total revenues for the first half of 2018 and 2017, respectively, and 48% and 53% of the Company’s total revenues for the second quarter of 2018 and 2017, respectively, and (ii) revenues from SmartHome products amounted to 13% and 16% of the Company’s total revenues for the first six months of 2018 and 2017, respectively, and 12% and 17% of the Company’s total revenues for the second quarter of 2018 and 2017, respectively .

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 31% and 26% of its total revenues for the first half of 2018 and 2017, respectively and 32% and 28% of the Company’s revenues for the second quarter of 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first six months of 2018 and 2017.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 6% and 2% of the Company’s total revenues for the first half of 2018 and 2017, respectively, and 7% and 3% of the Company’s total revenues for the second quarter of 2018 and 2017, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for both the first six months of 2018 and 2017.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2018 and 2017 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$18,658	$21,789	$3,955	$4,564
Office	$9,791	$8,620	$3,110	$2,429
SmartVoice	$2,202	$892	$(5,096)	$(5,461)
Total	$30,651	$31,301	$1,969	$1,532

Selected operating results information for each business segment was as follows for the six months ended June 30, 2018 and 2017 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$36,839	$42,744	$7,762	$7,909
Office	$18,144	$15,219	$5,263	$3,044
SmartVoice	$3,779	$1,271	$(10,771)	$(10,482)
Total	$58,762	$59,234	$2,254	$471

Sales to our customers in the home segment decreased for the second quarter and the first half of 2018, as compared to the second quarter and first six months of 2017, representing a decrease of 14% in absolute dollars for both comparable periods. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones and SmartHome products.

Sales to our customers in the office segment increased for the second quarter and first six months of 2018 as compared to the second quarter and first six months of 2017, representing an increase of 14% and 19% in absolute dollars. The increase in sales in the Office segment for the comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the SmartVoice segment increased for the second quarter and the first six months of 2018 as compared to the second quarter and first six months of 2017, representing an increase of 147% and 197% in absolute dollars. The increase in sales to our customers in the SmartVoice segment for the comparable periods was mainly due to an increase in sales to our tier one mobile customer.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of intangible assets. For both the first three months of 2018 and 2017, we recorded an expense of $0.4 million relating to the amortization of intangible assets associated with previous acquisitions. During the both the first half of 2018 and 2017, we recorded an expense of $0.9 million relating to the amortization of intangible assets associated with previous acquisitions.

Financial income, net. Financial income, net, amounted to $0.4 million for both the second quarter ended June 30, 2018 and 2017, and $0.8 million for both the first half of 2018 and 2017.

Provision for income taxes. We had no income tax expenses or benefit for the second quarter of 2018 as compared to $0.1 million of tax expenses in the second quarter of 2017. We had $0.2 million income tax benefit in the first six months of 2018, as compared to less than $0.1 million of income tax benefit for the first half of 2017.

In the second quarter of 2018, we had income tax benefit in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, fully offset by $0.2 million of current tax expenses for the second quarter of 2018. In the second quarter of 2017 we had $0.1 million of current tax expenses and no income tax benefit that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and to equity-based compensation expenses.

In the first half of 2018, we had an amount of $0.4 million resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, offset to some extent by $0.2 million of current tax expenses for the first half of 2018. In the first half of 2017, we had an income of $0.2 million, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, fully offset by current tax expenses for the first half of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first six months of 2018, we generated $2.1 million of cash and cash equivalents for our operating activities, as compared to $3.1 million of cash generated from our operating activities for the first half of 2017. The decrease in net cash provided from operating activities for the first half of 2018, as compared to the first half of 2017, was mainly as a result of a decrease in working capital for the first half of 2018 as compared to the first half of 2017, offset by some extent by a decrease in net loss for the first half of 2018, as compared to the first half of 2017.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first half of 2018, we purchased $17.4 million of marketable securities and short-term deposits, compared to $18.4 million purchased during the first half of 2017. During the first half of 2018, $11.5 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $9.4 million during the first half of 2017. During the first half of 2018 and 2017, $4.8 million and $8.6 million, respectively, of marketable securities were sold. As of June 30, 2018, the amortized cost of our marketable securities and deposits was $109.3 million and their stated market value was $107.3, representing $2.0 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.8 and $0.6 million, for the first six months of 2018 and 2017, respectively.

Financing activities. During the first six months of 2018, we paid an aggregate purchase price of $5.7 million to repurchase 472 thousand shares of common stock at an average purchase price of $12.05 per share. During the first six months of 2017, we repurchased 233 thousand shares of common stock at an average purchase price of $11.27 per share for an aggregate purchase price of $2.6 million.

In addition, during the first half of 2018, we received $0.4 million upon the exercise of employee stock options. During the first half of 2017, we received $0.7 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2017, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At June 30, 2018, approximately 0.3 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of June 30, 2018, we had cash and cash equivalents totaling approximately $16.1 million and marketable securities and time deposits of approximately $107.3 million. Out of total cash, cash equivalents and marketable securities of $123.4 million, $112.2 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at June 30, 2018 was approximately $53.8 million, compared to $55.5 as of June 30, 2017. The decrease in working capital was mainly due to (i) the replacement of cash and short term marketable securities and deposits with long term marketable securities and deposits, and (ii) the repurchase of our common stock in the amount of $7.5 million from June 30, 2017 through June 30, 2018. The above-mentioned decreases were offset to some extent by (i) a net cash of $7.5 million generated from operating activities from June 30, 2017 through June 30, 2018 and (ii) a net cash of $1.3 million received upon the exercise of employee stock options from June 30, 2017 through June 30, 2018. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2018, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to notes to our consolidated financial statements for the period ended June 30, 2018. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title "Factors That May Affect Future Performance" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 other than (1) changes to the Risk Factor below entitled "We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;" (2) changes to the Risk Factor below entitled "We rely significantly on revenue derived from a limited number of customers;" (3) changes to the Risk Factor below entitled "We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;" (4) changes to the Risk Factor below entitled "Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;" (5) changes to the Risk Factor below entitled "Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;" (6) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (7) changes to the Risk Factor below entitled "We are exposed to fluctuations in currency exchange rates."  In addition, we added Risk Factors below entitled “A breach of our information technology systems could subject us to liability, reputational damage or interrupt the operation of our business.” and “New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 49% of our total revenues for the first half of 2018 and 56% for the same period of 2017. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech Holdings Ltd (“VTech”), Panasonic through Nexty Electronics Corporation (“Nexty Electronics,” previously called Tomen Electronics Corporation), Cisco Systems, Inc. through Ascend Technology Inc. (“Ascend Technology”) and Guo Wei accounted for approximately 49% and 52% of our total revenues for the first half of 2018 and 2017, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
Major Customers	2018	2017
VTech Holdings Ltd.	25%	30%

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

The following table represents our sales as a percentage of our total revenues through our main distributors Nexty Electronics and Ascend Technology, for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
Major Distributors	2018	2017
Nexty Electronics	11%	10%
Ascend Technology	26%	21%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales, primarily consisting of digital cordless telephony products shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% of our total revenues for both the first half of 2018 and 2017. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the IIA. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. As an example, in 2018, the amount of grants approved by the IIA was substantially lower than prior years due to different allocation and methodology that IIA has implemented. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2018, 204 of our 322 employees were located in Israel, including 135 out of 199 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% of our total revenues for both the first half of 2018 and 2017. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

A breach of our information technology systems could subject us to liability, reputational damage or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. We could experience theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Similarly, data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breaches in our systems (or that of our third-party providers) that  could adversely affect our business and result in financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties.

New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.

General trade tensions between the U.S. and China have been escalating in 2018, with one round of U.S. tariffs on Chinese goods taking effect in July 2018, and a second round expected to be implemented before the end of September 2018. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2018, we repurchased 384,110 shares of common stock at an average purchase price of $12.01 per share for approximately $4.6 million. The table below sets forth the information with respect to repurchases of our common stock during the second quarter ended June 30, 2018.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (April 1, 2018 to April 30, 2018)	50,816	12.03	50,816	594,882
Month #2 (May 1, 2018 to May 31, 2018)	50,457	12.41	50,457	544,425
Month #3 (June 1, 2018 to June 30, 2018)	282,837	11.93	282,837	261,588	(1)

(1)	The number represents the number of shares of our common stock that remained available for repurchase as of June 30, 2018 under previously authorized share repurchase programs.

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

At June 30, 2018, 261,588 shares of our common stock are available for repurchase under our board authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: August 9, 2018	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)