Form 10-Q
period 2018-09-30
DSP GROUP INC /DE/
filed 2018-11-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

___________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of November 2, 2018, there were 22,196,248 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,359	$21,324
Restricted deposits	503	524
Marketable securities and short-term deposits	34,410	24,697
Trade receivables	21,448	13,416
Other accounts receivable and prepaid expenses	2,843	3,167
Inventories	8,247	9,422

TOTAL CURRENT ASSETS	78,810	72,550

PROPERTY AND EQUIPMENT, NET	2,854	3,184

NON-CURRENT ASSETS:
Long-term marketable securities and deposits	73,398	82,669
Long-term prepaid expenses and lease deposits	1,642	1,541
Deferred income taxes	855	1,043
Severance pay fund	14,755	15,190
Intangible assets, net	1,503	2,779
Goodwill	6,243	6,243

	98,396	109,465
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$180,060	$185,199

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,393	$8,660
Accrued compensation and benefits	7,702	8,699
Income tax accruals and payables	857	1,232
Accrued expenses and other accounts payable	3,783	2,888

TOTAL CURRENT LIABILITIES	21,735	21,479

NON-CURRENT LIABILITIES:
Deferred income taxes	146	424
Accrued severance pay	14,944	15,463
Accrued pensions	868	883

TOTAL NON-CURRENT LIABILITIES	15,958	16,770

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at September 30, 2018 and December 31, 2017;
Issued and outstanding shares: 22,332,016 and 22,432,660 shares at September 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	377,162	372,041
Treasury stock at cost	(121,286)	(118,397)
Accumulated other comprehensive loss	(2,658)	(1,874)
Accumulated deficit	(110,873)	(104,842)

TOTAL STOCKHOLDERS’ EQUITY	142,367	146,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,060	$185,199

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$32,619	$34,277	$91,381	$93,511
Cost of revenues (1)	16,315	18,270	46,311	50,760
Gross profit	16,304	16,007	45,070	42,751
Operating expenses:
Research and development, net (2)	9,614	9,214	27,503	27,565
Sales and marketing (3)	3,640	3,635	11,468	10,640
General and administrative (4)	2,362	2,483	7,612	7,342
Intangible assets amortization	425	425	1,276	1,275
Total operating expenses	16,041	15,757	47,859	46,822
Operating income (loss)	263	250	(2,789)	(4,071)
Financial income	492	382	1,291	1,216
Income (loss) before taxes on income	755	632	(1,498)	(2,855)
Taxes on income (tax benefit)	350	54	139	19
Net income (loss)	$405	$578	$(1,637)	$(2,874)
Income (loss) per share:
Basic	$0.02	$0.03	$(0.07)	$(0.13)
Diluted	$0.02	$0.02	$(0.07)	$(0.13)

Weighted average number of shares used in per share computations of net earnings (loss) per share:
Basic	22,449	22,276	22,603	22,186
Diluted	23,338	23,243	22,603	22,186

(1)

Includes equity-based compensation expense in the amount of $114 and $84 for the three months ended September 30, 2018 and 2017, and $320 and $275 for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Includes equity-based compensation expense in the amount of $781 and $576 for the three months ended September 30, 2018 and 2017, respectively; and $2,134 and $1,815 for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Includes equity-based compensation expense in the amount of $283 and $273 for the three months ended September 30, 2018 and 2017, respectively; and $954 and $870 for the nine months ended September 30, 2018 and 2017, respectively.

(4)

Includes equity-based compensation expense in the amount of $574 and $505 for the three months ended September 30, 2018 and 2017, respectively; and $1,703 and $1,566 for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended September 30,
	2018	2017

Net income:	$405	$578
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized (losses) gains	26	(61)
Reclassification adjustments for losses included in net loss	(1)	1
Net change	25	(60)
Cash flow hedges:
Changes in unrealized (losses) gains	13	(29)
Reclassification adjustments for (gains) losses included in net loss	7	(19)

Net change	20	(48)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	5	6

Foreign currency translation adjustments, net	(10)	35

Other comprehensive (loss) income	40	(67)

Comprehensive loss	$445	$511

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2018	2017

Net loss:	$(1,637)	$(2,874)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized (losses) gains	(797)	299
Reclassification adjustments for losses included in net loss	36	59
Net change	(761)	358
Cash flow hedges:
Changes in unrealized (losses) gains	(16)	163
Reclassification adjustments for (gains) losses included in net loss	16	(172)

Net change	-	(9)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	15	16

Foreign currency translation adjustments, net	(38)	29

Other comprehensive (loss) income	(784)	394

Comprehensive loss	$(2,421)	$(2,480)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:

Net income (loss)	$(1,637)	$(2,874)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,255	1,355
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	5,111	4,526
Realized losses from sale of marketable securities, net	36	59
Capital loss from sale and disposal of property and equipment	-	19

Amortization of intangible assets	1,276	1,276
Accrued interest and amortization of premium on marketable securities and deposits	548	386
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(92)	(56)
Trade receivables, net	(8,067)	(858)
Other accounts receivable and prepaid expenses	305	(801)
Inventories	1,146	(912)
Long-term prepaid expenses and lease deposits	(123)	(154)
Trade payables	737	(554)
Accrued compensation and benefits	1,038	719
Income tax accruals	(366)	(231)
Accrued expenses and other accounts payable	849	(659)
Accrued severance pay, net	(9)	124
Accrued pensions	28	14

Net cash provided by operating activities	2,035	1,379

Cash flows from investing activities:

Purchase of marketable securities	(18,992)	(28,812)
Purchase of short-term deposits	(5,000)	(3,000)
Proceeds from maturity of marketable securities	14,399	18,474
Proceeds from sales of marketable securities	4,810	12,988
Proceeds from redemption of short-term deposits	3,000	425
Purchases of property and equipment	(946)	(715)
Other investing activities	(104)	-

Net cash used in investing activities	$(2,833)	$(640)

	Nine months ended September 30,
	2018	2017
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$455	$959
Purchase of treasury stock	(9,610)	(4,365)

Net cash used in financing activities	(9,155)	(3,406)

Increase (decrease) in cash and cash equivalents	(9,953)	(2,667)
Cash and cash equivalents at the beginning of the year	21,848	17,822
Cash (erosion) due to exchange rate differences	(33)	57

Cash and cash equivalents at the end of the year	$11,862	$15,212

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended September 30, 2017	Number of common stock	Common stock		Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2017	22,151	$22		$369,209	$(120,855)	$(102,867)	$(1,391)	$144,118
Net income	-	-		-	-	578	-	578
Change in accumulated other comprehensive income	-	-		-	-	-	(67)	(67)
Purchase of treasury stock	(131)	*	)	-	(1,563)	-	-	(1,563)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	114	*	)	-	1,117	(163)	-	954
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	142	*	)	-	1,392	(1,099)	-	293
Equity-based compensation	-	-		1,438	-	-	-	1,438
Balance at September 30, 2017	22,276	$22		$370,647	$(119,909)	$(103,551)	$(1,458)	$145,751
Three months ended September 30, 2018
Balance at June 30, 2018	22,461	$22		$375,410	$(119,200)	$(110,420)	$(2,698)	$143,114
Net income	-	-		-	-	405	-	405
Change in accumulated other comprehensive income	-	-		-	-	-	40	40
Purchase of treasury stock	(317)	*	)	-	(3,958)	-	-	(3,958)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	112	*	)	-	1,106	(105)	-	1,001
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	76	*	)	-	766	(753)	-	13
Equity-based compensation	-	-		1,752	-	-	-	1,752
Balance at September 30, 2018	22,332	$22		$377,162	$(121,286)	$(110,873)	$(2,658)	$142,367

(*)      Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

Nine months ended September 30, 2017	Number of common stock	Common stock		Additional paid-in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2016	21,932	$22		$366,121	$(122,632)	$(96,112)	$(1,852)	$145,547
Net loss	-	-		-	-	(2,874)	-	(2,874)
Change in accumulated other comprehensive income	-	-		-	-	-	394	394
Purchase of treasury stock	(379)	*	)	-	(4,365)	-	-	(4,365)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	227	*	)	-	2,225	(330)	-	1,895
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	496	*	)	-	4,863	(4,235)	-	628
Equity-based compensation	-	-		4,526	-	-	-	4,526
Balance at September 30, 2017	22,276	$22		$370,647	$(119,909)	$(103,551)	$(1,458)	$145,751
Nine months ended September 30, 2018
Balance at December 31, 2017	22,433	$22		$372,041	$(118,397)	$(104,842)	$(1,874)	$146,950
Net loss	-	-		-	-	(1,637)	-	(1,637)
Cumulative effect adjustment on retained earnings **)		-		-	-	94	-	94
Change in accumulated other comprehensive income	-	-		-	-	-	(784)	(784)
Purchase of treasury stock	(804)	(1)		-	(9,827)	-	-	(9,828)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	230	*	)	-	2,275	(269)	-	2,006
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	473	1		10	4,663	(4,219)	-	455
Equity-based compensation	-	-		5,111	-	-	-	5,111
Balance at September 30, 2018	22,332	$22		$377,162	$(121,286)	$(110,873)	$(2,658)	$142,367

(*)      Represents an amount lower than $1.

(**)    Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the "Company") for the year ended December 31, 2017.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018, have been applied consistently in these unaudited interim condensed consolidated financial statements, except for changes associated with recent accounting standards for revenue recognition as detailed below in “Recently Adopted Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments (collectively “ASC 606”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the revenue recognition standards in effect for those periods. The reported results for the first nine months of 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition (ASC 605)”. The impact of the Company’s adoption of ASC 606 on the Company’s balance sheet was a decrease in accumulated deficit as of January 1, 2018 of $94.

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

In accordance with the ASC 606 requirements, the disclosure of the impact of adoption of ASC 606 on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	For the three months ended September 30, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement

Revenues	$32,619	$31,553	$1,066
Cost of revenues	16,315	15,934	382
Gross margin:	16,304	15,619	684
Operating expenses:
Research and development, net	9,614	9,614	-
Sales and marketing	3,640	3,579	60
General and administrative	2,362	2,362	-
Intangible assets amortization	425	425	-
Total operating expenses:	16,041	15,980	60
Operating loss:	263	(361)	624
Financial income	492	492	-
Loss before taxes on income	755	131	624
Taxes on income	350	350	-
Net income (loss)	405	(219)	624

	For the nine months ended September 30, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement

Revenues	$91,381	$89,335	$2,046
Cost of revenues	46,311	45,553	758
Gross margin:	45,070	43,782	1,288
Operating expenses:
Research and development, net	27,503	27,503	-
Sales and marketing	11,468	11,357	111
General and administrative	7,612	7,612	-
Intangible assets amortization	1,276	1,276	-
Total operating expenses:	47,859	47,748	111
Operating loss:	(2,789)	(3,966)	1,177
Financial income	1,291	1,291	-
Loss before taxes on income	(1,498)	(2,675)	1,177
Taxes on income	139	139	-
Net loss	(1,637)	(2,814)	1,177

	September 30, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade receivables	$21,448	$19,285	$2,163
Inventories	8,247	9,023	(776)
Other accounts receivable and prepaid expenses	2,843	2,959	(116)

Liabilities
Accrued expenses and other accounts payable	(3,783)	(3,783)	-

Equity
Accumulated deficit	(110,873)	(112,143)	1,271

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires the presentation of the statement of cash flows to show the changes in the aggregate of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2017. The Company adopted the standard retrospectively for all periods presented effective as of January 1, 2018.

Recent Accounting Pronouncements

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

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The pronouncement is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effects of this standard on its consolidated financial statements.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the interim condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Work-in-process	$5,419	$3,577
Finished goods	2,827	5,845

	$8,247	$9,422

For the nine months ended September 30, 2018 and 2017, the Company recorded $17 and $20 of income, respectively, due to the utilization of inventory that was previously written off.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	Unaudited
Net income (loss)	$405	$578	$(1,637)	$(2,874)
Loss per share:
Basic	$0.02	$0.03	$(0.07)	$(0.13)
Diluted	$0.02	$0.02	$(0.07)	$(0.13)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	22,449	22,276	22,603	22,186
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	889	967	-	-
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	23,338	23,243	22,603	22,186

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2018 and December 31, 2017:

	Amortized cost		Unrealized losses, net		Fair value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	7,394	$5,481	$-	$-	$7,394	$5,481
Long-term deposits	5,100	5,013	-	-	5,100	5,013
U.S. GSE securities	21,759	22,359	(454)	(315)	21,305	22,044
Corporate obligations	75,525	75,722	(1,516)	(894)	74,009	74,828

	$109,778	$108,575	$(1,970)	$(1,209)	$107,808	$107,366

The amortized cost of marketable debt securities and term deposits at September 30, 2018, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$34,489	$1	$(80)	$34,410
Due after one year to five years	75,289	1	(1,892)	73,398

	$109,778	$2	$(1,972)	$107,808

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2018, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2018 amounted to $91,841, while the unrealized losses for these marketable securities amounted to $1,972. Of the $1,972 unrealized losses outstanding as of September 30, 2018, a portion of which in the amount of $1,636 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $336 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2018 and 2017 were $14,399 and $18,474, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2018 and 2017 were $4,810 and $12,988, respectively. Net realized losses from the sale of available-for-sale securities for the nine months ended September 30, 2018 were $36 compared to net realized losses for the nine months ended September 30, 2017 of $59. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $1,306 and $1,273 at September 30, 2018 and December 31, 2017, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2018 and December 31, 2017, the Company had accrued interest and penalties relating to unrecognized tax benefits of $103 and $68, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and nine month periods ended September 30, 2018 and 2017, of the Company’s significant customers:

	Three months ended September 30,		Nine months ended September 30,
	Unaudited
Major customers/ distributors	2018	2017	2018	2017
VTech Holdings Ltd.	21%	24%	23%	28%

Nexty Electronics ¹ ²	12%	15%	12%	12%

Ascend Technology Inc. ¹ ³	29%	24%	27%	22%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; one of those customers – Panasonic – accounted for 10% and 13% of the Company’s total revenues for the three month periods ended September 30, 2018 and 2017, respectively, and 10% of the Company’s total revenues for both the nine month periods ended September 30, 2018 and 2017, respectively.

³ Ascend Technology sells the Company’s products to a limited number of customers; one of those customers – Avaya – accounted for 10% and 6% of the Company’s total revenues for the three month periods ended September 30, 2018 and 2017, respectively, and 6% and 4% of the Company’s total revenues for the nine month periods ended September 30, 2018 and 2017, respectively.

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

In accordance with ASC 815, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2018, the Company had no outstanding option or foreign exchange forward contracts.

The amount recorded as an expense in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2018 that resulted from the above referenced hedging transactions was $5, $1 and $1, respectively.

The company had no outstanding derivative instruments at September 30, 2018.

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2018 and 2017 is summarized below (unaudited):

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
	Unaudited
	2018	2017	2018	2017
Foreign exchange forward and option contracts	$13	$(29)	$(16)	$163

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30		for the nine months ended September 30,
		Unaudited
		2018	2017	2018	2017
Foreign exchange forward and option contracts	Operating expenses	$(7)	$19	$(16)	$172

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

NOTE i—EQUITY-BASED COMPENSATION

Grants for the three months ended September 30, 2018:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended September 30, 2018 was $10.93 per share (using the weighted average pre vest cancellation rate of 4.36% for the three months ended September 30, 2018, on an annual basis).

Employee stock benefit plans

As of September 30, 2018, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2018, approximately 479,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 797,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at June 30, 2018	2,107	$4.55
RSUs granted	7	-
Options / SARs / RSUs cancelled/forfeited/expired	(20)	5.33
Options / SARs exercised and RSUs vested	(79)	$0.42
Outstanding at September 30, 2018 (1)	2,015	$4.68	4.08	$14,640
Exercisable at September 30, 2018 (2)	817	$8.83	3.55	$2,560

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2018 ($11.90 per share).

(1) Due to the ceiling imposed on the stock appreciation right (“SAR”) grants, the outstanding amount above can be exercised for a maximum of 1,922 shares of the Company’s common stock as of September 30, 2018. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 785 shares of the Company’s common stock as of September 30, 2018.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2018 with exercise prices above $11.90 per share (the closing price of the Company’s common stock on September 30, 2018) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $11.90	763	$8.54	1,133	$1.24	1,896	$4.18
Above $11.90	54	$12.97	65	$12.46	119	$12.69
Total	817	$8.83	1,198	$1.85	2,015	$4.68

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2018 and 2017 totaled $1,752 and $1,438, respectively.

As of September 30, 2018, there was $6,290 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2018 through 2022.

NOTE j—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 "Employers’ Disclosures about Pensions and Other Post-Retirement Benefits." The components of net pension and post-retirement periodic benefit cost (income) for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018	2017
Components of net periodic benefit cost:
Service cost and amortization of loss	$18	$19
Interest cost	12	10

Net periodic benefit cost	$30	$29

The net pension liability as of September 30, 2018 amounted to $868.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018:

	Balance as of	Fair value measurements
	September 30, 2018	Level 1	Level 2	Level 3
Description	(Unaudited)
Assets:
Cash equivalents:
Money market mutual funds	$661	$661	-	-

Short-term marketable securities:
Corporate debt securities	$24,988	-	$24,988	-
U.S. GSE securities	$2,028		$2,028

Long-term marketable securities:
U.S. GSE securities	$19,277	-	$19,277	-
Corporate debt securities	$49,021	-	$49,021	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2018 due to the short-term maturity of these instruments.

NOTE l—STOCKHOLDERS’ EQUITY

During the first nine months of 2018, the Company repurchased 803,762 shares of common stock at an average purchase price of $12.23 per share for an aggregate purchase price of $9,827. As of September 30, 2018, 651,627 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first nine months of 2018, the Company issued approximately 703,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE M—SEGMENT INFORMATION

Description of segments:

The Company operates under three reportable segments.

The Company's segment information has been prepared in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates the Company's performance and allocates resources based on segment revenues and operating income.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 47% and 55% of the Company’s total revenues for the first nine months of 2018 and 2017, respectively, and 42% and 53% of the Company’s total revenues for the third quarter of 2018 and 2017, respectively, and (ii) revenues from SmartHome products amounted to 13% and 15% of the Company’s total revenues for the first nine months of 2018 and 2017, respectively, and 12% and 13% of the Company’s total revenues for the third quarter of 2018 and 2017, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 33% and 27% of its total revenues for the first nine months of 2018 and 2017, respectively, and 37% and 30% of the Company’s revenues for the third quarter of 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total revenues for the first nine months of 2018 and 2017.

SmartVoice - Products that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, SmartSpeakers, wearables, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 7% and 3% of the Company’s total revenues for the first nine months of 2018 and 2017, respectively, and 9% and 4% of the Company’s total revenues for the third quarter of 2018 and 2017, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of the Company’s total consolidated revenues for both first nine months of 2018 and 2017.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2018 and 2017 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$17,472	$22,787	$3,990	$4,565
Office	$12,125	$10,136	$4,474	$3,117
SmartVoice	$3,022	$1,354	$(5,525)	$(5,157)
Total	$32,619	$34,277	$2,939	$2,525

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2018 and 2017 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$54,311	$65,531	$11,752	$12,474
Office	$30,269	$25,355	$9,737	$6,162
SmartVoice	$6,801	$2,625	$(16,296)	$(15,639)
Total	$91,381	$93,511	$5,193	$2,997

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months periods ended September 30, 2018:

	Three months	Nine months
Income from operations	$2,939	$5,193
Unallocated corporate, general and administrative expenses	(499)	(1,595)
Equity-based compensation expenses	(1,752)	(5,111)
Intangible assets amortization expenses	(425)	(1,276)
Financial income, net	492	1,291
Total consolidated income (loss) before taxes	$755	$(1,498)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2017:

	Three months	Nine months
Income from operations	$2,525	$2,997
Unallocated corporate, general and administrative expenses	(412)	(1,267)
Equity-based compensation expenses	(1,438)	(4,526)
Intangible assets amortization expenses	(425)	(1,275)
Financial income, net	382	1,216
Total consolidated income (loss) before taxes	$632	$(2,855)

NOTE N —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2018:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(1,996)	$(20)	$(399)	$(283)	$(2,698)
Other comprehensive income (loss) before reclassifications	26	13	-	(10)	29
Losses (gains) reclassified from accumulated other comprehensive income (loss)	(1)	7	5	-	11

Net current period other comprehensive income (loss)	25	20	5	(10)	40

Ending balance	$(1,971)	$-	$(394)	$(293)	$(2,658)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2018:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Gains on available-for-sale marketable securities	$(1)	Financial income, net
	-	Provision for income taxes
	(1)	Total, net of income taxes
Losses on cash flow hedges
	5	Research and development
	1	Sales and marketing
	1	General and administrative
	7	Total, before income taxes
	-	Provision for income taxes

	7	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	2	Sales and marketing

	5	Total, before income taxes

	-	Provision for income taxes

	5	Total, net of income taxes

Total reclassifications for the period	$11	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2018:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(1,209)	$-	$(409)	$(256)	$(1,874)
Other comprehensive income (loss) before reclassifications	(797)	(16)	-	(38)	(851)
Losses reclassified from accumulated other comprehensive income (loss)	36	16	15	-	67
Net current period other comprehensive income	(761)	-	15	(38)	(784)

Ending balance	$(1,970)	$-	$(394)	(294)	$(2,658)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$36	Financial income, net
	-	Provision for income taxes
	36	Total, net of income taxes

Losses on cash flow hedges
	13	Research and development
	1	Sales and marketing
	2	General and administrative
	16	Total, before income taxes
	-	Provision for income taxes
	6	Total, net of income taxes

Losses on components of defined benefit plans	10	Research and development
	5	Sales and marketing
	15	Total, before income taxes
	-	Provision for income taxes
	15	Total, net of income taxes

Total reclassifications for the period	$67	Total, net of income taxes

NOTE O—GOVERNMENT GRANTS

Government grants received by the Company’s Israeli subsidiary relating to categories of operating expenditures are credited to the consolidated statements of income during the period during which the expenditure to which they relate is charged. Royalty and non-royalty-bearing grants from the Israeli Innovation Authority (“IIA”) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants in the amount of $200 for both three month periods ended September 30, 2018 and 2017.

The Company recorded grants in the amount of $1,200 million for both nine month periods ended September 30, 2018 and 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our expectation that revenues from VoIP and SmartVoice products, will continue to increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017;

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

●	Our belief that our available cash and cash equivalents at September 30, 2018 should be sufficient to finance our operations for the foreseeable future.

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

DSP Group, Inc. is referred to in this Quarterly Report as “DSP Group,” “we,” “us
“our” or “company.”

Overview

The following discussion and analysis is intended to provide investors with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. During 2017, within our Home segment, which includes cordless telephony products, we consolidated our home gateway and home automation products into a new product line called SmartHome. Our Office segment consists of a comprehensive set of solutions for unified office communication (VoIP office products). In addition, our SmartVoice segment products consist of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

For the first nine months of 2018, revenues from our growth initiatives, namely sales from our Office/VoIP, SmartHome and SmartVoice products, were $48.7 million and accounted for 53% of our total revenues. Year-over-year, the Office segment revenues grew by 19%, revenues from the SmartVoice segment grew by 159% and Home segment revenue decreased by 17%, and specifically, revenues from SmartHome products decreased by 16%. Revenue derived from products targeted for digital cordless telephony represented 47% of our total revenues for the first nine months of 2018 and declined by 17% in the first nine months of 2018, as compared to the same period in 2017.

Our revenues were $91.4 million for the first nine months of 2018, a 2% decrease compared to the corresponding period of 2017. The decrease for the first nine months of 2018 was primarily as a result of a decrease in sales of our digital cordless products and our SmartHome products, partially offset by increased sales of our VoIP and SmartVoice products. Revenues from our growth initiatives accounted for 53% of our total revenues for the first nine months of 2018, as compared to 45% of our total revenues for the first nine months of 2017.

Revenues derived from the sale of cordless telephony products represented 47% of our total revenues for the first nine months of 2018, as compared to 55% of our total revenues for the first nine months of 2017. Sales of our VoIP products represented 33% of our total revenues for the first nine months 2018, as compared to 27% of our total revenues for the first nine months of 2017. Revenues from our SmartVoice products represented 7% of our total revenues for the first nine months of 2018, as compared to 3% of our total revenues for the first nine months of 2017. Revenues from our SmartHome products accounted for 13% of our revenues for the first nine months of 2018, as compared to 15% of our revenues for the first nine months of 2017. We expect that revenues from VoIP and SmartVoice products, to increase in 2018 and expect such revenues to represent a higher percentage of 2018 total revenues, as compared to 2017.

Our gross margin increased to 49.3% of our total revenues for the first nine months of 2018 from 45.7% for the first nine months of 2017, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. We anticipate that our gross margin on an annual basis will continue to increase, as compared to previous periods, as our product mix shifts in favor of growth initiative products, which generally have higher gross margins.

Our operating loss was $2.8 million for the first nine months of 2018, as compared to an operating loss of $4.1 million for the first nine months of 2017. The decrease in our operating loss is attributed to an increase in our gross margins for the first nine months of 2018, as compared to the corresponding period of 2017. This was partially offset by an increase in total operating expenses and a decrease in revenues for the first nine months of 2018, as compared to the corresponding period of 2017.

Our operating expenses increased by 2% to $47.9 million for the first nine months of 2018, as compared to $46.8 million for the first nine months of 2017, mainly as a result of (i) an increase in equity-based compensation expenses for the first nine months of 2018, as compared to the first nine months of 2017, (ii) an increase in payroll and related expenses, partially due to the devaluation of the U.S. Dollar vs. the Israeli Shekel in the first nine months of 2018 as compared to the first nine months of 2017, and (iii) an increase in sales commission expenses for the first nine months of 2018, as compared to the first nine months of 2017. This increase was partially offset by a decrease in research and development subcontractor expenses in the first nine months of 2018, as compared to the first nine months of 2017.

Notwithstanding our success in increasing our revenues from growth initiatives and increasing our gross margin as a percentage of our total revenues, we expect that our financial condition will continue to be challenged by the expected decline of the cordless telephony market. A significant percentage of our revenues continues to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

We are seeing evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our growth initiative products and a number of such new products have begun mass shipments. Aggregate revenues derived from our growth initiatives were 53% and 45% of our total revenues for the first nine months of 2018 and 2017, respectively. Based on a strong pipeline of design wins, our current mix of growth initiative products and anticipated commercialization schedules of customers incorporating our such products, we anticipate annual revenues generated from our growth initiatives to increase in 2018 as compared to 2017.

As of September 30, 2018, our principal source of liquidity consisted of cash and cash equivalents of $11.4 million and marketable securities, short and long-term deposits of $107.8 million, totaling $119.2 million.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and nine month periods ended September 30, 2018 and 2017 (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Total revenues (1)	$32.6	$34.3	(5%)	$91.4	$93.5	(2%)
Cordless (2)	$13.7	$18.2	(25%)	$42.6	$51.6	(17%)
Percentage of total revenues	42%	53%		47%	55%
SmartHome (3)	$3.8	$4.6	(17%)	$11.7	$14.0	(16%)
Percentage of total revenues	12%	13%		13%	15%
VoIP (4)	$12.1	$10.1	20%	$30.3	$25.3	19%
Percentage of total revenues	37%	30%		33%	27%
SmartVoice (5)	$3.0	$1.4	123%	$6.8	$2.6	159%
Percentage of total revenues	9%	4%		7%	3%
1.	The decrease in revenues for the third quarter and first nine months of 2018, as compared to the same periods in 2017, was primarily as a result of a decrease in sales of our cordless telephony and SmartHome products, offset to some extent by increased sales of our VoIP and SmartVoice products.
2.	The decrease in cordless revenues for the first three and nine months of 2018, as compared to the same periods in 2017, was mainly attributable to decreased demand from our customers in all markets.
3.	The decrease of our SmartHome product sales for the comparable periods is attributable to a decrease in customer demand for our SmartHome products.
4.	The increase in our VoIP sales for both comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this market.
5.	The increase in our SmartVoice product sales for both comparable periods was attributed mostly to an increase in demand from our tier one mobile customer.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	$1,442	$1,052	$4,498	$3,798
Japan	4,045	5,641	11,532	12,839
Europe	2,379	2,283	7,169	7,265
Hong-Kong	8,656	11,707	28,407	35,627
China	5,015	5,498	12,135	11,975
Taiwan	7,745	6,477	19,100	16,118
Korea	1,966	623	4,790	2,592
Other	1,371	996	3,750	3,297
Total revenues	$32,619	$34,277	$91,381	$93,511

Sales to our customers in Japan decreased for the third quarter and first nine months of 2018 as compared to the same periods of 2017, representing a decrease of 28% and 10% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics” previously called Tomen Electronics Corporation) to Panasonic Communications Ltd (“Panasonic”), representing a decrease of 26% and 9% in absolute dollars for the third quarter and the first nine months of 2018, respectively, as compared to the same periods of 2017.

Sales to our customers in Hong Kong decreased for the third quarter and first nine months of 2018, as compared to the same periods of 2017, representing a decrease of 26% and 20% in absolute dollars, resulting mainly from a decrease in sales to our customer VTech Holdings Ltd. (“VTech”), representing a 17% decrease in sales for both comparable periods.

Sales to our customers in Taiwan increased for the third quarter and first nine months of 2018, as compared to the same periods of 2017, representing an increase of 20% and 19%, respectively, in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”), representing an 14% and 19% increase in sales for the comparable periods.

Sales to our customers in Korea increased for the third quarter and first nine months of 2018, as compared to the same periods of 2017, representing an increase of 216% and 85% in absolute dollars, which resulted mainly from an increase in sales to our tier one mobile customer.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and nine months periods ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
VTech	21%	24%	23%	28%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and nine-month periods ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Nexty Electronics (1)	12%	15%	12%	12%
Ascend Technology (2)	29%	24%	27%	22%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; One of those customers – Panasonic – accounted for 10% and 13% of our total revenues for the three month periods ended September 30, 2018 and 2017, respectively, and 10% of our total revenues for both nine month periods ended September 30, 2018 and 2017.

(2)

Ascend Technology sells our products to a limited number of customers; one of those customers – Avaya – accounted for 10% and 6% of our total revenues for the three month periods ended September 30, 2018 and 2017, respectively, and 6% and 4% of our total revenues for the nine month periods ended September 30, 2018 and 2017.

Significant products. Revenues from our digital cordless telephony products represented 47% and 55% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Revenues from our digital cordless telephony products represented 42% and 53% of our total revenues for the third quarter of 2018 and 2017, respectively. We believe that sales of digital cordless telephony products will represent a substantial percentage of our revenues for 2018.

Revenues from our VoIP products represented 33% and 27% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Revenues from our VoIP products represented 37% and 30% of our total revenues for the third quarter of 2018 and 2017, respectively. Revenues from our SmartHome products represented 13% and 15% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Revenues from our SmartHome products represented 12% and 13% of our total revenues for the third quarter of 2018 and 2017, respectively.

Gross profit. Gross profit as a percentage of revenues was 50.0 % for the third quarter of 2018 and 46.7% for the third quarter of 2017. Gross profit as a percentage of revenues was 49.3% for the first nine months of 2018 and 45.7% for the first nine months of 2017. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

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

Research and development expenses, net. Our research and development expenses, net, increased to $9.6 million for the third quarter of 2018 from $9.2 million for the third quarter of 2017. The increase for the third quarter of 2018 was mainly due to (i) an increase in tape out and IP expenses in the amount of $0.5 million, as compared to the third quarter of 2017, and (ii) an increase in equity-based compensation expense of $0.2 million, as compared to the third quarter of 2017. Those increases were partially offset by a decrease in subcontractor and development software tool expenses of $0.2 million, as compared to the third quarter of 2017.

Our research and development expenses, net, decreased to $27.5 million for the first nine months of 2018 from $27.6 million for the first nine months of 2017. The decrease for the first nine months of 2018 was mainly due to (i) a decrease in subcontractor expense of $0.6 million, as compared to the first nine months of 2017, (ii) a decrease in tape outs and IP expenses in the amount of $0.2 million, as compared to the first nine months of 2017, and (iii) a decrease in other project related expenses, such as materials and development software tool expenses in the amount of $0.3 million. Those decreases were partially offset by an increase of $0.7 million in salaries and related expenses, as compared to the first nine months of 2017, partially due to the devaluation of the U.S dollar against the NIS and an increase in equity-based compensation expense of $0.3 million, as compared to the first nine months of 2017.

Our research and development expenses, net, as a percentage of our total revenues were 29% and 27% for the three months ended September 30, 2018 and 2017, respectively, and 30% and 29% for the nine months ended September 30, 2018 and 2017, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the three-month period ended September 30, 2018 and 2017, was mainly due to a increase in research and development expenses and decrease in revenues for the comparable periods. The increase in research and development expenses, net, as a percentage of our total revenues for the nine month period ended September 30, 2018 and 2017, was mainly due a decrease in revenues for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses amounted to $3.6 million for both third quarters of 2018 and 2017.

Our sales and marketing expenses increased to $11.5 million for the first nine months of 2018 from $10.6 million for the first nine months of 2017. The increase in sales and marketing expenses for the first nine months of 2018, compared to the comparable period of 2017, was mainly due to (i) an increase in sales commissions in the amount of $0.6 million for the first nine months of 2018, as compared to the first nine months of 2017, mainly related to sales of SmartVoice products, (ii) an increase of $0.1 million in equity-based compensation expenses for the first nine months of 2018, as compared to the first nine months of 2017, (iii) an increase in travel and trade show expenses in the amount of $0.1 million for the first nine months of 2018, as compared to the first nine months of 2017, and (iv) an increase of $0.1 million in salaries and related expenses, as compared to the first nine months of 2017,

Our sales and marketing expenses, net, as a percentage of our total revenues were 11% for both three months ended September 30, 2018 and 2017, and 13% and 11% for the first nine months of 2018 and 2017, respectively. The increase as a percentage of our total revenues for the nine month periods ended September 30, 2018 was mainly due to an increase in sales and marketing expenses and a decrease in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.4 million and $2.5 million for the third quarter of 2018 and 2017, respectively. The decrease in general and administrative expenses for the third quarter of 2018, as compared to the comparable period of 2017, was mainly due to (i) a $0.2 million decrease in employee-related expenses, and (ii) a $0.1 million decrease in legal expenses for the third quarter of 2018, as compared to the third quarter of 2017. The decreases were partially offset by an increase of $0.1 million in equity-based compensation expenses for the third quarter of 2018, as compared to the third quarter of 2017.

Our general and administrative expenses were $7.6 million and $7.3 million for the first nine months of 2018 and 2017, respectively. The increase in general and administrative expenses for the first nine months of 2018, as compared to the comparable period of 2017, was mainly due to an increase in (i) equity-based compensation expenses for the first nine months of 2018, as compared to the first nine months of 2017, and (ii) an increase in professional expenses (mainly accounting, consultants and legal) for the first nine months of 2018, as compared to the first nine months of 2017.

General and administrative expenses as a percentage of our total revenues were 7% for both three months ended September 30, 2018 and 2017, and 8% for both first nine months of 2018 and 2017.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues and amounted to 47% and 55% of our total revenues for the first nine months of 2018 and 2017, respectively, and 42% and 53% of our total revenues for the third quarter of 2018 and 2017, respectively, and (ii) revenues from SmartHome products amounted to 13% and 15% of our total revenues for the first nine months of 2018 and 2017, respectively, and 12% and 13% of our total revenues for the third quarter of 2018 and 2017, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from our VoIP products represented 33% and 27% of its total revenues for the first nine months of 2018 and 2017, respectively and 37% and 30% of our revenues for the third quarter of 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of our total revenues for the first nine months of 2018 and 2017.

SmartVoice - Products that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, SmartSpeakers, wearables, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 7% and 3% of our total revenues for the first nine months of 2018 and 2017, respectively, and 9% and 4% of our total revenues for the third quarter of 2018 and 2017, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of our total consolidated revenues for both first nine months of 2018 and 2017.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2018 and 2017 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$17,472	$22,787	$3,990	$4,565
Office	$12,125	$10,136	$4,474	$3,117
SmartVoice	$3,022	$1,354	$(5,525)	$(5,157)
Total	$32,619	$34,277	$2,939	$2,525

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2018 and 2017 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2018	2017	2018	2017
Home	$54,311	$65,531	$11,752	$12,474
Office	$30,269	$25,355	$9,737	$6,162
SmartVoice	$6,801	$2,625	$(16,296)	$(15,639)
Total	$91,381	$93,511	$5,193	$2,997

Sales to our customers in the home segment decreased for the third quarter and the first nine months of 2018, as compared to the third quarter and first nine months of 2017, representing a decrease of 23% and 17%, respectively, in absolute dollars for the comparable periods. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless telephony products and SmartHome products.

Sales to our customers in the office segment increased for the third quarter and first nine months of 2018 as compared to the third quarter and first nine months of 2017, representing an increase of 20% and 19% in absolute dollars, respectively. The increase in sales in the Office segment for the comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the SmartVoice segment increased for the third quarter and the first nine months of 2018 as compared to the third quarter and first nine months of 2017, representing an increase of 123% and 159% in absolute dollars, respectively. The increase in sales to our customers in the SmartVoice segment for the comparable periods was mainly due to an increase in sales to our tier one mobile customer.

The reconciliation of segment operating results information to our consolidated financial information is included in Note M to our condensed consolidated financial statements.

Amortization of intangible assets. During both the third quarter of 2018 and 2017, we recorded an expense of $0.4 million, relating to the amortization of intangible assets associated with previous acquisitions. During both the first nine months of 2018 and 2017, we recorded an expense of $1.3 million relating to the amortization of intangible assets associated with previous acquisitions.

Financial income, net. Financial income, net, amounted to $0.5 and $0.4 million for the third quarter ended September 30, 2018 and 2017, respectively, and $1.3 and $1.2 million for the first nine months of 2018 and 2017, respectively. The increase in financial income for both comparable periods was mainly due to an increase in marketable securities and deposit interest in 2018 as compared to 2017.

Provision for income taxes. We had $0.35 million of tax expenses for the third quarter of 2018 as compared to $0.1 million of tax expenses in the third quarter of 2017. We had $0.1 million of tax expenses in the first nine months of 2018, as compared to less than $0.1 million of tax expenses for the first nine months of 2017.

In the third quarter of 2018, we had tax expenses of less than $0.1 million, that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In addition, current tax expenses amounted to $0.3 million for the third quarter of 2018. In the third quarter of 2017, we had $0.2 million of current tax expenses, offset to some extent by income in the amount $0.1 million, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In the first nine months of 2018, we had $0.5 million of current tax expenses, offset to some extent by income in the amount of $0.3 million resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In the first nine months of 2017, we had income of $0.3 million, resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, fully offset by tax expenses for the first nine months of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first nine months of 2018, we generated $2.0 million of cash and cash equivalents from our operating activities, as compared to $1.4 million of cash generated from our operating activities for the first nine months of 2017. The increase in net cash generated from operating activities for the first nine months of 2018, as compared to the first nine months of 2017, was mainly as a result of a decrease in net loss for the first nine months of 2018 as compared to the first nine months of 2017, offset to some extent by changes in working capital during the first nine months of 2018 as compared to the first nine months of 2017.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2018, we purchased $24.0 million of marketable securities and short-term deposits, as compared to $31.8 million purchased during the first nine months of 2017. During the first nine months of 2018, $17.4 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $18.9 million during the first nine months of 2017. During the first nine months of 2018 and 2017, $4.8 million and $13.0 million, respectively, of marketable securities were sold. As of September 30, 2018, the amortized cost of our marketable securities and deposits was $109.8 million and their stated market value was $107.8, representing $2.0 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $0.9 and $0.7 million, for the first nine months of 2018 and 2017, respectively.

Financing activities. During the first nine months of 2018, we paid an aggregate purchase price of $9.6 million to repurchase 785,000 shares of common stock at an average purchase price of $12.23 per share. During the first nine months of 2017, we repurchased 379,000 shares of common stock at an average purchase price of $11.52 per share for an aggregate purchase price of $4.4 million.

In addition, during the first nine months of 2018, we received $0.5 million upon the exercise of employee and directors stock options. During the first nine months of 2017, we received $1 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2018, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At September 30, 2018, approximately 0.7 million shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of September 30, 2018, we had cash and cash equivalents totaling approximately $11.4 million and marketable securities and time deposits of approximately $107.8 million. Out of total cash, cash equivalents and marketable securities of $119.2 million, $108.8 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at September 30, 2018 was approximately $57.1 million, compared to $53.4 as of September 30, 2017. The increase in working capital was mainly due to (i) a net cash of $9.2 million generated from operating activities from September 30, 2017 through September 30, 2018, and (ii) the replacement of long term marketable securities with short term marketable securities and deposits. The above-mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $9.7 million from September 30, 2017 through September 30, 2018 We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2018, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to notes to our consolidated financial statements for the period ended September 30, 2018. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “We rely on a few distributors for a significant portion of our total revenues and the failure of those distributors to perform as expected would materially reduce our future sales and revenues;” (4) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (6) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (7) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates.” In addition, we added Risk Factors below entitled “A breach of our information technology systems could subject us to liability, reputational damage or interrupt the operation of our business.” and “New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.”

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 47% of our total revenues for the first nine months of 2018 and 55% for the same period of 2017. Any adverse change in the digital cordless market or in our ability to compete and maintain our competitive position in that market would harm our business, financial condition and results of operations.

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

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. Our four largest customers – VTech Holdings Ltd (“VTech”), Panasonic through Nexty Electronics Corporation (“Nexty Electronics,” previously called Tomen Electronics Corporation), Cisco Systems, Inc. through Ascend Technology Inc. (“Ascend Technology”) and Avaya through Ascend Technology, accounted for approximately 48% of our total revenues for both the first nine months of 2018 and 2017.

The following table represents our sales from our main customers as a percentage of our total revenues for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
Major Customers	2018	2017
VTech Holdings Ltd.	23%	28%

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

The following table represents our sales as a percentage of our total revenues through our main distributors Nexty Electronics and Ascend Technology, for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
Major Distributors	2018	2017
Nexty Electronics	12%	12%
Ascend Technology	27%	22%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 96% of our total revenues for the first nine months of 2018 and 2017, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2018, 197 of our 320 employees were located in Israel, including 130 out of 195 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our directors and executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 96% of our total revenues for the first nine months of 2018 and 2017, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

General trade tensions between the U.S. and China have been escalating in 2018. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2018, we repurchased 317,340 shares of common stock at an average purchase price of $12.47 per share for approximately $4.0 million. The table below sets forth the information with respect to repurchases of our common stock during the third quarter ended September 30, 2018.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (July 1, 2018 to July 31, 2018)	129,070	12.73	129,070	132,518
Month #2 (August 1, 2018 to August 31, 2018)	99,275	12.69	99,275	740,622
Month #3 (September 1, 2018 to September 30, 2018)	88,995	11.85	88,995	651,627	(1)

(1) The number represents the number of shares of our common stock that remained available for repurchase as of September 30, 2018 under previously authorized share repurchase programs.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2018, our board authorized a $10 million dollar buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

At September 30, 2018, 651,627 shares of our common stock are available for repurchase under our board authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: November 9, 2018	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)