Form 10-K
period 2018-12-31
DSP GROUP INC /DE/
filed 2019-03-11
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TOSECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 001-35256

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation and organization)	94-2683643 (I.R.S. Employer Identification No.)

2055 Gateway Place, Suite 480, San Jose, California 95110

(Address of principal executive offices, including zip code)

408-986-4300

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2018 as reported on the NASDAQ Global Select Market, was approximately $155.988.689. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2019, the Registrant had outstanding 22,625,754 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2018 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

Page No .

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●

Our anticipation that our gross margin on an annual basis is expected to continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins;

●	Our expectation that revenues from non-cordless products will represent approximately two-thirds of the total revenues in 2019;

●	Our expectation that revenues from cordless telephony will represent approximately one-third of our revenues in 2019;

●	Our belief that many of our past research and development investments in new technologies are paying off;

●	Our belief that price erosion and the decrease in the average selling prices of our cordless telephony proudcts are expected to continue;

●

Our belief that the traditional cordless telephony market using fixed-line telephony will continue to decline, potentially at a steeper rate than prior years, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products;and

●	Our belief that our available cash and cash equivalents at December 31, 2018 should be sufficient to finance our operations for the foreseeable future.

All forward looking statements included in this Annual Report on Form 10-K are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Many factors may cause actual results to differ materially from those express or implied by the forward –looking statements contained in this report. These factors include those risks described in Part II Item 1A "Risk Factors" of this Form 10-K.

This Annual Report on Form 10-K includes trademarks and registered trademarks of DSP Group. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

DSP Group, Inc. is referred to in this Annual Report as "DSP Group," "we," "us" "our" or "company."

PART I

Item 1. BUSINESS.

Introduction

DSP Group®, Inc. (NASDAQ: DSPG) is a global leader in wireless and audio chipsets for a wide range of smart-enabled devices. Delivering semiconductor system solutions with software and hardware reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new products with fast time to market. At the forefront of semiconductor, communication-related innovation and operational excellence for over three decades, DSP Group provides a broad portfolio of wireless chipsets integrating industry leading standards, including DECT/CAT-iq, ULE, Wi-Fi, PSTN, HDClear™, video and VoIP technologies. DSP Group is a leader in high performance low-power integrated circuits (ICs) for audio and voice signal processing applications. We enable converged voice, audio, video and data connectivity across diverse mobile, consumer and enterprise products – from mobile phones, IoT and wearable devices, connected multimedia screens and home automation and security to cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience, expertise and patent portfolio, DSP Group partners with leading CE manufacturers and service providers to reshape the future of converged communications at home, office and mobile on the go devices.

2018 marks the first year during which revenues from our growth initiatives, mainly VoIP, SmartVoice and SmartHome products (SmartHome products consisting of ULE ICs and home gateway ICs), accounted for more than 50% of our total revenues. We expect that revenues from non-cordless products will represent approximately two-thirds of our 2019 total revenues for the first time.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

Industry Environment and Our Business

Our focus on the design of highly-integrated, mixed-signal devices that combine signal processing, complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by emerging trends in the industry. Our IC products are customizable, achieve high functionality and performance at reduced power consumption, especially for Internet of Things (IoT), home automation devices, mobile and wearable products, and cordless and IP telephony that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our systems’ architecture provides an open design environment for ODMs to design and market their own differentiated end products.

Our expertise and investment in software development, including Board Support Package (BSP) and drivers, telephony, communication stack and application layers in Real-Time Operating System (RTOS) and Full Featured Operating System (FFOS) frameworks, enable our customers’ fast time to market with cost- and performance-optimized flexible solutions. With our internally developed innovations and acquired intellectual property, we are able to deliver value to our existing market verticals and address new market verticals, including markets for IoT, office phones, mobile and wearable devices, consumer and computing devices, and voice user interface, thus expanding our market opportunities.

We offer leading wireless voice and data transmission system solutions for various connectivity applications in the home and enterprise. Since 1999, we have developed and acquired a broad set of communication technologies, including Direct Sequence Spread Spectrum (DSSS), Frequency Hopping Spread Spectrum (FHSS), Orthogonal Frequency Digital Modulation (OFDM), Digital Narrow Band, Complementary Metal Oxide Semiconductor (CMOS), Gallium Arsenide (GaAs) technology, and Silicon Germanium (SiGe) RF chips for 900MHz, 2.4GHz and 5.8GHz Industry Scientific and Medical (ISM) bands, European DECT (1.9GHz), DECT 6.0 (1.8GHz), Korean DECT (1.7GHz), Bluetooth (2.4GHz), Wi-Fi (802.11, 2.4GHz/5GHz), BiCMOS (Bipolar CMOS) and deep sub-micron CMOS technologies.

Moreover, we expanded our DECT solutions beyond cordless telephony to address the IoT market via an ultra low energy version of DECT called DECT ULE or ULE. ULE offers numerous technological benefits due to its licensed and interference-free bands, longer range, RF robustness, propagation through multiple walls, voice and visual support, while operating at very low power.

In the past decade, we have expanded from primarily delivering cordless telephony solutions serving consumers to chipses and telephony solutions for office and business applications, and have become a market leader in this growing segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solution for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice calls via a broadband Internet connection rather than an analog phone line. Through successful penetration with tier one customers, we achieved over 11% growth in 2018 in the Office segment.

Furthermore, with speech-enabled mobile, smart assistants and IoT devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our HDClear technology. We have incorporated this HDClear technology into our SmartVoice product family consisting of a comprehensive suite of noise suppression and voice quality enhancement products for mobile, wearables and always-on IoT devices. HDClear capitalizes on the voice user interface trend by incorporating voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation, and beam forming algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and speech recognition. Our HDClear technology is both high performance and ultra-low power. This technology was conceived through internal development combined with the acquisition of BoneTone Communications Ltd. (“BoneTone”) and the addition of their innovative intelligent noise cancellation algorithms to our low power SoC. In 2015, we secured our first design win for HDClear with a tier one mobile customer and started mass production shipments during the fourth quarter of 2015. In 2016, we shipped our HDClear hardware and software solution in mass production to a tier one mobile customer for one of its flagship mobile phones. In 2017, we shipped our HDClear solution to two flag ship mobile phones and eight different OEMs for non-mobile phone applications. In 2018, we shipped our solution to over a dozen smartphone, IoT, wearable and computing OEMs, and achieved over 124% year-over-year growth in the SmartVoice segment.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the DECT Forum, the European Telecommunications Standards Institute, ULE Alliance and the Wi-Fi Alliance. We also participate in the 3GPP and MIPI alliance. DSP Group is further deeply involved in all stages of defining DECT CAT-iq and ULE standards and is building full eco-systems to support these solutions. We are also an active member of the Home Gateway Initiative (HGI). Such industry involvements enable us to participate in the definition of standards and keep abreast of the latest innovations, and market and technology requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. We focus our efforts on four product areas: (i) SmartVoice products which consist of voice-enabled products targeting mobile, IoT, speakers, computing and wearable device markets that incorporate our HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionality; (ii) Office products consisting of VoIP SoC products for Enterprise, SMB and SoHo; (iii)  SmartHome products consisting of ULE ICs and home gateway ICs targeting the growing markets of IoT and smart home devices; and (iv) cordless phones which consist of largely DECT SoCs for cordless telephony.

Below is a discussion of our business segments and the products within each segment.

SmartVoice - Products Targeted at Mobile Telephony, Consumer Electronics, IoT and Wearable Device Markets

Our SmartVoice product portfolio encompasses HDClear technology for intelligent voice enhancement, always-on voice trigger and control, and noise elimination. This technology is primarily targeted at devices supporting voice as a user interface. The current market trend is for mobile and IoT devices to use voice as a user interface. Our HDClear high performance and lower power solutions continue to garner important design wins with our numerous enabling technologies such as voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation and beam forming algorithms, all of which dramatically improve user experience and deliver world class voice quality and speech recognition.

HDClear-based solutions offer mobile IoT voice quality and intelligibility, while minimizing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improving the user experience for speech-enabled applications like virtual assistants, voice search, speakerphone conference calls and speech-to-text on mobile and wearable devices, tablets and other consumer devices.

In 2012, we taped-out the DBMD2 chip, which we believe is one of the most efficient voice enhancement processors in the market. DBMD2’s low power enables an always-on voice feature for mobile devices. Always-on is a low power decisive natural voice interface for mobile and wearable devices. An average user accesses his/her device tens or hundreds of times per day by physically pressing a screen or a button. A truly always-on technology enables the user to skip this step by using natural voice to access the device even while the device is in standby mode. DBMD2 enables mobile OEMs to offload voice and audio tasks from mobile device CPUs, in addition to running HDClear to enhance automatic speech recognition (ASR) accuracy. OEM and ODM customers can leverage DBMD2’s open and flexible architecture to differentiate their products to run their own voice/audio enhancement software for pre- and post-processing.

In 2015, we started commercial shipments of DBMD2 for a wearable device with a leading OEM. That year, we also taped-out DBMD4, a chip targeted for ultra-low-power, always-on voice and audio applications. DBMD4 incorporates a suite of voice enhancement algorithms, including noise suppression, that significantly improves user experience and accuracy of speech-driven applications, particularly in high noise environments. Offered in a small form factor, DBMD4 embeds a TeakLite-III DSP core, incorporates advanced connectivity options, including I2S, UART, SPI, I2C ports and SLIMbus, and is equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption.

In 2016, we went into production with our design win for our DBMD4 chip with a tier one mobile customer. This win led to significant year-over-year revenue growth in our SmartVoice segment. In the second half of 2016, we announced two additional design wins for our HDClear in non-smartphone applications that went into production in the second half of 2017.

In January 2017, we unveiled our latest audio and voice enhancement SoC, the DBMD5. This audio SoC is built to drive clearer human machine voice interactions in multi microphone equipped devices.

2018 was a milestone year for SmartVoice in which we shipped our SoCs to customers in six different categories – smartphones, IoT, wearables, hearables, tablets and speakers. In addition, during the year, market-leading Amazon Alexa Voice Services certified our far field 3-Mic development kit based on our DBMD5 processor. We are currently working on our next generation voice enhancement SoC which we expect to introduce in 2019.

Office Segment - Products Targeted at the Office Market

As a leading silicon vendor for enterprise voice, we offer a comprehensive portfolio of solutions for VoIP telephony solutions. Our DVF SoCs family is a comprehensive solution for developing affordable, scalable and green VoIP home and office products. DVF facilitates rapid introduction of embedded features into residential devices such as cordless IP and instant messaging (IM) phones. DVF enables development of low-power enterprise IP, analog terminal adapters (ATAs) and home VoIP phones that offer superb acoustic echo cancellation, high-quality HD voice, multi-line capabilities, and an enhanced user interface (UI). Built on an open platform with multi-ARM processors running on Linux OS, DVF includes IPfonePro™, an extensive SDK for IP phones and ATAs.

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

In 2012, we taped-out VoIP SoC DVF99xx, which commercially launched in January 2013. Built with two ARM926EJ-S™ cores, this VoIP SoC provides combined processing speed of 1.1 GHz, and is designed to support IP phone processing needs - from basic single-line IP phones to high-end multi-line gigabit Ethernet IP phones with large color display and advanced GUI. The DVF99 also integrates multiple hardware accelerators, including a hardware security engine which enables a new class of secure IP phones, an LCD controller, a 2D graphics engine, a high-speed USB 2.0 port, DDR3/DDR2 memory and minimal power consumption. This product was designed to meet the needs of the enterprise IP telephony market.

DVF101 was taped out during 2016 and provides outstanding cost/performance value for high-end IP phones. Designed specifically to meet Tier 1 requirements, DVF101 fully complements existing solutions, including DVF99 VoIP processors for mid to high-end IP phones. DVF101 is an ideal solution for high-end voice terminals, with high-resolution color display, rich 3D graphical user interface, full HD-voice and super wideband acoustical echo cancellation, as well as fully secured communication.

For the video phone product family, we offer the DVF1100, a high-end media processor, which powers advanced Android video phones and conferencing phones.

Our software and hardware offered for the enterprise telephony product family keeps expanding beyond conventional VoIP phones and ATAs to cover conferencing systems, IP intercoms, public announcement systems, as well as accessories such as key expansion modules, DECT microphones and headsets with advanced capabilities for voice and audio.

Revenues from our VoIP segment continued on a strong growth trajectory in 2018. A number of customers successfully launched phones based on our DVF99. In addition, we secured additional design wins with our existing tier one customers for higher end products which are expected to go into production in the 2019 and 2020 timeframe, thereby contributing to further progress in this growing Office segment.

Home Segment – Our SmartHome Products, Including Home Gateways, Home Automation Products and Cordless Telephony Products

Our DECT and 2.4 GHz technologies are targeted at three broad categories of products: (a) home gateways and fixed mobile convergence, (b) home automation and IoT applications, and (c) digital cordless telephony. Gateway products and IoT applications that are supported by our ULE technology are catagorized as SmartHome.

As a market leader in DECT and next-generation CAT-iq cordless technology, we offer a wide range of cost-effective, highly integrated SoC solutions. Delivering high-quality audio with low power consumption, our field-proven chipset solutions are ideal for highly integrated digital cordless telephony, DECT-enabled gateways and home automation and security. Our chipsets provide an integrated digital solution and include all relevant digital baseband, analog interface and RF functionality.

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

This chipset portfolio combines wireless communications technology with a range of telephony features, audio and voice-processing algorithms to provide the industry a low cost, high performance and small footprint solution. Enhanced with our hardware and software technologies, these chipsets are highly versatile and enable the development of an array of cordless telephony solutions, DECT home gateways and SmartHome applications and devices that allow for faster time to market than alternative custom silicon and software offerings. This portfolio supports cordless phones, cordless headsets, remote controls, home DECT-enabled gateways, fixed-mobile convergence solutions and home security and automation devices.

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

In 2017 and 2018, our DHX91, a ULE SoC, was incorporated into end customer products for home automation and security applications. Our customers’ end products integrating DHX91 went through various field trials and officially launched in the market in 2014. In 2015 and 2016, Panasonic Communications Ltd. (“Panasonic”), Sercomm Corporation, Eurotronic Technology GmbH and several other leading CE brands launched ULE based products that utilizes DECT/ULE for sensors, actuators, voice and video cameras. In 2017, Deutsche Telecom launched home automation and control services and products based on our DECT and ULE solutions. In 2018, Zipato, AwoX, Deutsche Telecom, SGW, Technicolor, Elite Computer, Bezeq and Orange all announced plans to roll out products and/or services based on ULE solutions.

Customers

We are an innovative, flexible, customer-centric company that proactively partners with our broad base of customers and service providers. As a reliable long-term industry supplier, we maintain a proven track record of operational excellence and successful on-time delivery. With offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products through distributors and directly to OEMs and ODMs who incorporate our products into consumer products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market.

In 2018, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset and software solutions at prominent tier-one telecom operators across the globe, and include: Aprotech, ADB, AEG, Alcatel, Atcom, AT&T, Arris, Atlink, Arcadyan, Askey, Audiocodes, Avaya, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, CIG, Cisco, Climax, Comcast, Crow, Cybertan, Grandstream, Deutsche Telekom, Doro, DNI, DTS, DX Antenna, Eclogic, Escene, Eurotronic, Fanvil, Flextronics, Fujitsu, France Telecom, Freebox, Gibson (formerly Philips), Gaoxinqi, Gemtek, Goertek, GoPro, Foxconn, Huawei, Iflytek, Infinite, Innomedia, Intelbras, Invoxia, JXE, Kaonmedia, Kocom, Korea Telecom, KPN, Lenovo, LG Electronics, Libre, Logitech, Meitu, Mitac, Mitrastar, Motorola, Moimstone, Netgear, NTT, Ooma, Panasonic, Pegatron, Pioneer, Plantronics, Proximus, Sagemcom, Samsung, Sanyo, SAXA, Sercomm, SGW, Sharp, Siemens (Gigaset), SK Telecom, Sony, Spracht, Sumitomo, Sunrise, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Tinno, T&W, Uniden, Unihan, Urmet, Uwin, Turkcell, Turkish Telecom, Verisure, Verizon, VTech, Vodafone, Wistron, WNC, WONDALINK, Xingtel, Yamaha, Yealink, Yeastar and ZTE.

International Sales and Operations

Export sales accounted for 95% of our total revenues for 2018, 96% of our total revenues for 2017 and 97% in 2016. As most of our sales to foreign entities are denominated in U.S. dollars, we are subject to risks of conducting business internationally. See Note 16 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2018, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

As a result of our international operations, a significant portion of our expenses in Israel is paid in the Israeli currency (New Israeli Shekel (NIS)). Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. In addition, a portion of our expenses in Europe is paid in Euro. Our primary expenses paid in Euro are employee salaries and lease and operational payments on our European facility.

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of distributors. Our sales and marketing team has global reach through our sales offices in San Jose, California; Hong Kong, China; Nierenberg, Germany; Tokyo, Japan; Herzliya Pituach, Israel, Edinburgh, Scotland; Shanghai and Shenzhen, China and South Korea. In territories where we do not have sales offices, we operate either directly from our corporate headquarters or through a network of distributors and representatives.

The following table represents our sales as a percentage of our total revenues through our main distributors Nexty Electronics, Ltd. (“Nexty Electronics”) and Ascend Technology Inc. (“Ascend Technology”) for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Major Distributors	2018	2017	2016
Nexty Electronics (1)	11%	12%	12%

Ascend Technology	26%	23%	16%

(1)	Panasonic Communications Co., Ltd. (“Panasonic”) has continually accounted for a majority of the sales of Nexty Electronics for 2018, 2017 and 2016.

We also derive a significant amount of revenues from a limited number of customers. The following table represents our sales as a percentage of our total revenues from our main customers for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Major Customers	2018	2017	2016
Vtech Holdings Ltd. (“Vtech”)	24%	27%	29%

Panasonic	*	10%	10%

Samsung Electronics Ltd. (“Samsung”)	*	*	12%

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

We contract product wafer fabrication and IC product services mostly from TSMC. We intend to continue to use independent foundries to manufacture our IC products.

We use independent subcontractors located in Asia, to package, assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at Amkor, ASE, Giga Solutions, KYEC and SPIL. Furthermore, some of our products require an external component in the finished product, which is supplied by a third party, to provide flash memory.

Competition

The principal competitive factors in the smart audio and noise reduction market include price, performance, system integration level, range, voice quality, power consumption, customer support and the timing of product introductions. We believe that we are well positioned from a competitive position. Competitors in this market include Knowles Corporation, Cirrus Logic, Synaptics and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia, and in some cases, in-house engineering teams.

Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Avago Technologies, Dialog Semiconductors, Intel, Texas Instruments and Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. An additional competitive factor relating to this market is that the DECT ULE technology is a newcomer in this market, and this market already has a number of dominant, well-established technologies with significant existing market share. We also believe that we are competitive with respect to most of these factors. Our principal competitors are developers of different wireless home automation technologies, including Analog, Z-wave and Zigbee. Among those, the major competitors for digital home connectivity are Microchip Technology, NXP, Texas Instruments and Silicon Labs.

Similar principal competitive factors affect the cordless telephony market. Our principal competitors in the cordless market include Lantiq and Dialog Semiconductors.

Research and Development

Timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. As of December 31, 2018, we had a staff of 193 research and development personnel, of which 128 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. Due to various new developments in the home residential market and consistent with our strategy, we have expanded our product lines and developed products and services targeted at wider markets, including office enterprise market, the intensively competitive mobile device market and the expansive voice user interface market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to secure our leading position in discrete markets we operate in and keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable technology. As of December 31, 2018, we have been granted a total of 151 patents and 33 patents are pending.

We attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, there are no assurances that these measures will be successful.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that because of the rapid pace of technological change in our industry, our technical expertise and ability to innovate on a timely basis and in a cost-effective manner will be at least as important in maintaining our competitive position than the protection of our intellectual property. In addition, we believe that due to rapid technological changes in residential telephony, computer telephony and personal computer markets, patents and trade secret protection are important but must be supported by other factors, including expanding the knowledge, ability and experience of our personnel, new product introductions and frequent product enhancements. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, we cannot assure that these measures will be successful.

Backlog

At December 31, 2018, our backlog was approximately $22.4 million, compared to approximately $20.6 million and $23.4 million at December 31, 2017 and 2016, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and for which collectability is not considered a risk. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2018, we had 320 employees, including 193 in research and development, 66 in sales and marketing, and 61 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain sought after, highly-skilled technical, marketing and management personnel and are taking active measures to ensure we are perceived as a sought after employer. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing, machine learning and artificial intelligence experience. We believe that we provide an excellent culture and competitive compensation to retain our valuable employees.

Web Site Access to Company’s Reports

Our web site address is www.dspg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide the reports in electronic or paper form free of charge upon request.

Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.  RISK FACTORS.

The following risk factors, among others, could in the future affect our actual results of operations and could cause our actual results to differ materially from those expressed in our forward-looking statements. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Before you decide to buy, hold, or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this report in addition to our other public filings and presentations. The following risk factors are not the only risk factors facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition, and results of operation could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our common stock could decline, and you may lose all or part of your investment.

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance but such additional revenue opportunities may not be implemented and may not be achieved.

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products, especially our VoIP, HDClear and SmartHome product families. To sustain the future growth of our business, we need to introduce new products as sales of our cordless products continue to decline as expected. We have invested significant resources in pursuing potential opportunities for revenue growth in new product initaitives. We also are exploring opportunities to expand sales of our products in new geographies, including China, South Korea and South America. However, there are no assurances that we will be successful in the development, sales and marketing of our products in these competitive markets. Moreover, there are no assurances that we will recoup our investments made pursuing additional revenue opportunities. Our inability to penetrate such markets and increase our market share in those markets or lack of customer acceptance of those products may harm our business and potential growth.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, geo-political influences, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations. Morevoer, if any of our competitors implement new technologies before us, those competitors may be able to provide products that are more effective or with more user-friendly features than ours, possibly at lower prices, which could adversely impact our sales and impact our market share. Our failure to develop and introduce competitive new products that are compatible with industry standards and that satisfy customer requirements, and the failure of our products to achieve broad market acceptance, could have a negative impact on our ability to sell our products and our results of operations.

Because our quarterly operating results may fluctuate significantly, the price of our common stock may decline.

Our quarterly results of operations may vary significantly in the future for a variety of reasons, many of which are outside our control, including the following:

●	fluctuations in volume and timing of product orders;

●	timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

●	changes in demand for our products due to seasonal consumer buying patterns and other factors;

●	timing of new product introductions by us and by our customers or competitors;

●	changes in the mix of products sold by us or our competitors;

●	fluctuations in the level of sales by our OEM customers and other vendors of end products incorporating our products;

●	timing and size of expenses, including expenses to develop new products and product improvements, and expenses resulting from restructuring activities;

●	the timing and amount of funding from Israeli Innovation Authority (“IIA”);

●	entry into new geographies, including China, South Korea and South America;

●	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

●	Geo-political policies outside of our control;

●	mergers and acquisitions by us, our competitors and our existing and potential customers; and

●	general economic conditions, including current economic conditions in the United States and worldwide, and the adverse effects on the semiconductor and consumer electronics industries.

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

Our future success is dependent on market acceptance of our SmartVoice and VoIP product families, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our SmartVoice and VoIP product families. Moreover, we are targeting a new market with our SmartVoice product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. In order to gain market share, we will need to earn the business of such customers, with whom we do not have established relationships. If we are unable to generate significant revenues from our SmartVoice product family and gain significant and sustainable market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our VoIP products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. In addition, our continued success and growth in the new markets in which we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top tier OEMs.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our SmartVoice product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs that address this market. Our main competitors include Knowles Corporation, Synaptics and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our SmartVoice products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing to attempt to gain design wins, both of which would adversely impact our operating results.

Our future business growth depends on the growth in demand for mobile devices with improved sound quality and always-on capability.

Our SmartVoice product family is designed to enhance the sound quality and minimize background noise for mobile device users and to enable always-on capabilities in mobile and other wearable devices. OEMs and ODMs may decide that the costs of improving sound quality outweigh the benefits or that always-on voice technology is not a required feature, both of which could limit demand for our SmartVoice product family. Moreover, users may also be satisfied with existing sound quality or blame poor quality on phone carriers. The market that we are targeting is evolving rapidly and is technologically challenging. New mobile devices with different components or software may be introduced that provide the same functionality as SmartVoice product family. Our future business growth will depend on the growth of this market and our ability to adapt to technological changes, user preferences and OEM demands. Our business could be materially adversely affected if we fail to do so.

We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this competitive market or if sales within the overall cordless digital market continue to decrease.

Sales of our digital cordless telephony products comprised 45% of our total revenues for 2018, 54% for 2017 and 57% for 2016. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. VTech Holdings Ltd (“VTech”), Panasonic Communications Ltd. (“Panasonic”) through Nexty Electronics, Ltd. (“Nexty Electronics”), Cisco Systems, Inc. through Ascend Technology Inc. (“Ascend Technology”) and Avaya through Ascend Technology, accounted for approximately 48%, 48% and 45% of our total revenues for each of 2018, 2017 and 2016, respectively. The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Major Customers	2018	2017	2016
VTech	24%	27%	29%
Panasonic (through Nexty Electronics)	*	10%	10%
Samsung Electronics Ltd.	*	*	12%

*Less than 10%.

Typically, our sales are made on a purchase order basis, and most of our customers have not entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally reschedule the delivery date of their orders on short notice without significant penalties. A significant amount of our revenues will continue to be derived from a limited number of large customers. Furthermore, the primary customers for our products are original equipment manufacturers (OEMs) and original design manufacturers (ODMs). This industry is highly cyclical and has been subject to significant economic downturns at various times. These downturns are characterized by production overcapacity and reduced revenues, which at times may affect the financial stability of our customers. Therefore, the loss of one of our major customers, or reduced demand for products from, or the reduction in purchasing capability of, one of our major customers, could have a material adverse effect on our business, financial condition and results of operations.

Because our products are components of end products, if OEMs do not incorporate our products into their end products or if the end products of our OEM customers do not achieve market acceptance, we may not be able to generate adequate sales of our products.

Our products are not sold directly to the end-user; rather, we deliver hardware and software components to OEMs and ODMs who incorporate them into their products. As a result, we rely upon OEMs and ODMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. This is especially the case for our HDClear SmartVoice product family. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed or discontinued due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM or not at all. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule and specifications. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle.

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

Our gross margins also are affected by the product mix. For example, mature products typically have lower average gross margins than newer products. Therefore, increased sales of certain mature products would lower our gross margins. The pressures in the supply chain make it very difficult for us to increase or even maintain our product pricing, which further adversely affects our gross margins.

Furthermore, increases in the price of silicon wafers, testing costs and commodities such as gold and oil, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as “under-capacity” problems so that there is a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.

We are dependent on a small number of OEM customers, and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

We sell our products to a limited number of OEM customers directly or through a network of distributors. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia and China, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia and China are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM customer may purchase from us. However, as is common in our industry, we typically do not enter into long term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and office products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95%, 96% and 97% of our total revenues for 2018, 2017 and 2016, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Because the markets in which we compete are highly competitive, and many of our competitors may have greater resources than we do, we cannot be certain that our products will be accepted in the marketplace or capture market share.

The markets in which we operate are extremely competitive and characterized by rapid technological change, evolving standards, short product life cycles and price erosion. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Given the highly competitive environment in which we operate, we cannot be sure that any competitive advantages enjoyed by our current products would be sufficient to establish and sustain our new products in the market. Any increase in materials price or competition could result in the erosion of our market share, to the extent we have obtained market share, and would have a negative impact on our financial condition and results of operations.

In each of our business activities, we face current and potential competition from competitors that may have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitors in the cordless market include Intel and Dialog Semiconductors. Our principal competitors in the VoIP market include Avago Technologies, Dialog Semiconductors, Infineon, Texas Instruments and Taiwanese IC vendors. Our principal competitors in the smart audio and noise reduction market include Knowles Corporation, Cirrus Logic, Synaptics and developers of noise cancellation software running on mobile phones such as NXP and ForteMedia.

As discussed above, various new technological developments require us to enter into new markets with competitors that have more established presence, and significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. The expenditure of greater resources to expand our current product lines may increase our operating expenses and reduce our gross profit. There are no assurances that we will succeed in developing and introducing new products that are responsive to market demands.

Our research and development expenses may increase if the grants we currently receive from the Israeli government are reduced or withheld.

We currently receive research grants from programs of the Israeli Innovation Authority (“IIA”). To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. As an example, in 2018, the amount of grants approved by the IIA was lower than prior years due to different allocation and methodology that IIA has implemented. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results.

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

While we currently believe we have access to adequate capacity to support our current sales levels pursuant to our arrangement with our foundries and other third party suppliers, we may encounter capacity shortage issues in the future. In the event of a worldwide shortage in foundry, assembly and/or test capacity, we may not be able to obtain a sufficient allocation of such capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Under-capacity at the current foundries and other third party suppliers we use, or future foundries or other third party suppliers we may use, to manufacture and test our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. Our business could also be harmed if our current foundries or other third party suppliers terminate our relationship and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner. Moreover, we do not have long term capacity guarantee agreements with our foundries and with other third party suppliers.

In addition, as TSMC produces a significant portion of our integrated circuit products and ASE tests and assembles a significant portion of our products, earthquakes, aftershocks or other natural disasters in Asia, or adverse changes in the political situation in Taiwan, could preclude us from obtaining an adequate supply of wafers to fill customer orders. Such events could harm our reputation, business, financial condition, and results of operations.

Our operating results are affected by general economic conditions and the highly cyclical nature of the semiconductor industry.

The general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities. Moreover, we operate within the semiconductor industry which experiences significant fluctuations in sales, availability and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

We typically sell products pursuant to shorter term purchase orders rather than long-term purchase commitments. Customers can generally change or defer purchase orders on short notice without incurring a significant penalty. Given current market conditions, we have less ability to accurately predict what or how many products our customers will need in the future. In addition, we have little visibility into and no control of the demand by our customer’s customers – generally consumer electronics retailers and businesses. Furthermore, based on discussions with our customers, we understand that our customers also have less visibility into their product demands. A decrease in the consumer electronics retailers’ or businesses’ demand or a build-up of their inventory, both of which are out of the control of our customers and us, may cause a cancellation, change or deferral of purchase orders on short notice by our customers. Anticipating demand is difficult because our customers and their customers face volatile pricing and unpredictable demand for their own products, and are increasingly focused on cash preservation and tighter inventory management. Based on these trends, our customers are reluctant to place orders with normal lead times, and we are seeing a shift to shorter lead-times and rush orders. However, we place orders with our suppliers based on forecasts of our customers’ demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate our customers’ demand or our customers overestimate their demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate our customers’ demand or our customers underestimate their demand and insufficient manufacturing capacity is available, we could forego revenue opportunities and potentially lose market share and damage our customer relationships.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2018, 195 of our 320 employees were located in Israel, including 128 out of 193 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

We are subject to taxation in the United States, as well as a number of foreign jurisdictions.  On December 22, 2017, the U.S. President signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act implements many new U.S. domestic and international tax provisions. A year after enactment, some aspects of the Tax Act still remains unclear, and although additional clarifying guidance has been issued (by the Internal Revenue Services and the U.S. Treasury Department), there are still some areas that may not be clarified for some time. Also, a number of U.S. states have not yet updated their laws to take into account the Tax Act. Legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in 2019, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense.

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

We have pursued, and will continue to pursue, growth opportunities through internal development and acquisition of complementary businesses, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. The process of integrating an acquired business may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management’s attention. There are no assurances that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our operations, or expand into new markets. Further, once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as our existing business or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing. Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

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

Our success and ability to compete is in part dependent upon our internally-developed technology and other proprietary rights, which we protect through a combination of copyright, trademark and trade secret laws, as well as through confidentiality agreements and licensing arrangements with our customers, suppliers, employees and consultants. In addition, we have filed a number of patents in the United States and in other foreign countries with respect to new or improved technology that we have developed. However, the status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that the patents issued to us will not be infringed by others. Also, our competitors and potential competitors may develop products with similar technology or functionality as our products, or they may attempt to copy or reverse engineer aspects of our product line or to obtain and use information that we regard as proprietary. Moreover, the laws of certain countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea, China and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Policing the unauthorized use of our products is difficult and may result in significant expense to us and could divert the efforts of our technical and management personnel. Even if we spend significant resources and efforts to protect our intellectual property, we cannot assure you that we will be able to prevent misappropriation of our technology. Use by others of our proprietary rights could materially harm our business and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% of our total revenues for 2018 and 96% of our total revenues for 2017 and 97% of our total revenues in 2016. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

We rely on complex information technology systems to manage our business which operates in many geographical locations. For example, to achieve short delivery lead times and superior levels of customer service while maintaining low levels of inventory, we frequently adjust our production schedules with manufacturers and subcontractors. We develop and adjust these schedules based on end customer demand as communicated by our customers and distributors and based on our inventory levels, manufacturing cycle times, component lead times, and projected production yields. We combine and distribute all of this information electronically over a complex global communications network. Our ability to estimate demand and to adjust our production schedules is highly dependent on this network. Any delay in the implementation of, or disruption in the transition to, new or enhanced processes, systems or controls, could adversely affect our ability to manage customer orders and manufacturing schedules, as well as generate accurate financial and management information in a timely manner. These systems are also susceptible to power and telecommunication disruptions and other system failures. Failure of our IT systems or difficulties in managing them could result in business disruption. Our business could be significantly disrupted and we could be subject to third party claims associated with such disruptions.

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

General trade tensions between the U.S. and China have been escalating in 2018. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade and tariff policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

Our stock price may be volatile so stockholders may not be able to resell shares of our common stock at or above the price they paid for them.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

We are headquartered in San Jose, California, in a leased facilities of approximately 1,723 square feet pursuant to a lease agreement that terminates in December 2021. Our operations in Israel are located in leased facilities of approximately 45,359 square feet located in Herzliya Pituach, Israel. These facilities are leased through April 2019. We have signed a lease agreement for our new leased facilities, which are also located in Herzliya Pituach, Israel. The new facilities will be leased for 10 years starting in April 2019. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2020. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2019. Our subsidiary in Scotland has a lease agreement for its facilities with automatic renewals on a month-to-month basis. Our subsidiary in India has a lease that terminates in August 2020. Our subsidiary in China has two lease agreements for its facilities, one in Shenzhen that terminates in September 2020, and the other in Shanghai that terminates in July 2019. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2019. Our subsidiary in South Korea has a lease that terminates in July 2020. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). As of March 6, 2019, there were 22,625,754 shares of common stock outstanding. As of March 6, 2019, the company had approximately 17 holders of record and we believe greater than 3.100 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on June 6, 2019. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

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

During the fourth quarter of 2018, we repurchased 211,005 shares of common stock at an average purchase price of $11.80 per share for approximately $2.5 million. The table below sets forth the information with respect to repurchases of our common stock during the three months ended December 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs)
Month #1 (October 1, 2018 to October 31, 2018)	174,189	11.65	174,189	477,438
Month #2 (November 1, 2018 to November 30, 2018)	36,816	12.55	36,816	440,622
Month #3 (December 1, 2018 to December 31, 2018)	-	-	-	440,622

At December 31, 2018, 440,622 shares of our common stock remained available for repurchase under our board authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

In February 2019, our board authorized an increase of our existing share buyback program to an aggregate of $10 million dollar, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2013 and ends on December 31, 2018, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2013, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.    SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2018, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year ended December 31,
	2018	2017	2016	2015	2014
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$117,438	$124,753	$137,869	$144,271	$143,036
Cost of revenues	59,991	67,058	77,023	84,411	85,992
Gross profit	57,447	57,695	60,846	59,860	57,044
Operating expenses
Research and development, net	36,109	36,655	34,885	35,483	33,468
General, administrative, sales and marketing	25,278	24,104	22,873	21,979	22,446
Amortization of intangible assets	1,700	1,700	1,457	1,284	1,573
Other income	-	-	(2,549)	-	-
Write-off of expired option related to investment in other company	-	-	-	400	-
Total operating expenses	63,087	62,459	56,666	59,146	57,487
Operating income (loss)	(5,640)	(4,764)	4,180	714	(443)

Financial income, net	1,815	1,669	1,227	1,175	1,204
Income (loss) before taxes	(3,825)	(3,095)	5,407	1,889	761
Income tax benefit (expense)	(1,868)	92	(594)	(327)	2,841
Net income (loss)	$(1,957)	$(3,003)	$4,813	$1,562	$3,602
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	22,512	22,229	21,800	21,924	21,968
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	22,512	22,229	22,887	23,340	22,954
Basic net income (loss) per share	$(0.09)	$(0.14)	$0.22	$0.07	$0.16
Diluted net income (loss) per share	$(0.09)	$(0.14)	$0.21	$0.07	$0.16
Balance Sheet Data (end of year):
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$123,890	$129,215	$124,945	$121,656	$124,944
Working capital	$52,617	$51,071	$52,102	$38,144	$38,817
Total assets	$179,890	$185,199	$185,944	$183,962	$191,179
Total stockholders’ equity	$141,865	$146,950	$145,547	$143,318	$146,623

Year ended December 31,
Fiscal Years by Quarter	2018				2017
Quarterly Data:	4th’	3rd’	2nd’	1st’	4th’	3rd’	2nd’	1st’
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$26,057	$32,619	$30,651	$28,111	$31,242	$34,277	$31,301	$27,933
Gross profit	$12,376	$16,304	$15,053	$13,714	$14,944	$16,007	$14,497	$12,247
Net income (loss)	$(321)	$405	$(288)	$(1,753)	$(129)	$578	$(586)	$(2,866)
Net income (loss) per share — Basic	$(0.01)	$0.02	$(0.01)	$(0.08)	$(0.01)	$0.03	$(0.03)	$(0.13)
Net income (loss) per share — Diluted	$(0.01)	$0.02	$(0.01)	$(0.08)	$(0.01)	$0.02	$(0.03)	$(0.13)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a global leader in wireless and audio chipsets for a wide range of smart-enabled devices. Delivering semiconductor system solutions with software and hardware reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new revenue-generating products with fast time to market. DSP Group is a leader in high performance low-power integrated circuits (ICs) for audio and voice signal processing applications. We enable converged voice, audio, video and data connectivity across diverse mobile, consumer and enterprise products – from mobile phones, IoT and wearable devices, connected multimedia screens and home automation and security to cordless phones, VoIP systems and home gateways. Leveraging industry-leading experience and expertise, DSP Group partners with leading CE manufacturers and service providers to reshape the future of converged communications at home, office and mobile on the go devices.

We believe that many of our research and development investments in new technologies are paying off. Aggregate revenues derived from our non-cordless products were 55%, 46% and 43% of our total revenues for 2018, 2017 and 2016, respectively. We expect that revenues from cordless telephony will represent approximately one-third of our revenues in 2019 and that a majority of our 2019 revenues will be derived from new product initiatives.

Our revenues were $117.4 million for 2018, a decrease of 6% in comparison to 2017. The decrease for 2018 was primarily as a result of a decrease in sales of our cordless telephony and SmartHome products, partially offset by increased sales of our VoIP and SmartVoice products.

Revenues from our VoIP products represented 33% of our total revenues for 2018, as compared to 28% of our total revenues for 2017. Revenues from our SmartVoice products represented 9% of our total revenues for 2018, as compared to 4% of our total revenues for 2017. Revenues derived from the sale of cordless telephony products represented 45% of our total revenues for 2018, as compared to 54% of our total revenues for 2017. Revenues from our SmartHome products represented 12% of our total revenues in 2018, as compared to 14% of our total revenues for 2017.

Our gross margin increased to 48.9% of our total revenues for 2018 from 46.2% for 2017, primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, and (ii) an improvement in production yield and direct contribution of certain of our products, offset to some extent by a decrease in our total revenues for 2018 as compared to 2017. We anticipate that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products which generally have higher gross margins.

Our operating loss was $5.6 million for 2018, as compared to an operating loss of $4.8 million for 2017. The increase in our operating loss is attributed to (i) an increase in our operating expenses in 2018 as compared to 2017, and (ii) a decrease in total revenues in 2018 as compared to 2017, offset to some extent by an increase in our gross margins in 2018 as compared to 2017. Our operating expenses increased by 1% to $63.1 million for 2018, as compared to $62.5 million for 2017, mainly due to an increase in sales and marketing expenses in 2018 as compared to 2017, offset to some extent by a decrease in research and development expenses in 2018, as compared with 2017.

As of December 31, 2018, our principal source of liquidity consisted of cash and cash equivalents of $12.1 million and marketable securities and short and long term deposits of $111.3 million, totaling $123.4 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2018.

Management believes that the following accounting policies require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditors and audit committee.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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

Results of Operations:

  Total Revenues.

The following tables represent our total revenues and our revenues by product family for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	2018	YoY Change	2017	YoY Change	2016
Total Revenues (1,2)	$117.4	(6)%	$124.8	(10)%	$137.9
Cordless (3)	$53.2	(21)%	$67.4	(14)%	$78.6
Percentage of total revenues	45%		54%		57%
SmartHome (4,5)	$14.5	(17)%	$17.6	5%	$16.8
Percentage of total revenues	12%		14%		12%
VoIP (6)	$38.8	11%	$34.9	31%	$26.6
Percentage of total revenues	33%		28%		19%
SmartVoice (7,8)	$10.9	124%	$4.9	(69)%	$15.9
Percentage of total revenues	9%		4%		12%
1.

The decrease in revenues for 2018 as compared to 2017 was primarily as a result of decreased sales of our cordless telephony and SmartHome products, offset to some extent by increased sales of our VoIP and SmartVoice products.

2.

The decrease in revenues for 2017 as compared to 2016 was primarily as a result of decreased sales of our cordless telephony and SmartVoice products, offset to some extent by increased sales of our VoIP products.

3.	The decrease in cordless revenues for both comparable periods was mainly attributable to decreased demand from our customers in all markets.
4.	The decrease of our SmartHome product sales in 2018 as compared to 2017 is mainly attributable to lower demands for our home gateway and home automation products.
5.	The increase of our SmartHome product sales in 2017 as compared to 2016 is mainly attributable to higher demands from our customers.
6.

The increase in our VoIP sales for both comparable periods is mainly attributable to a growth in market demand for our VoIP products that resulted from the growth of our market share within this domain.

7.	The increase in our SmartVoice revenues in 2018 as compared to 2017 is attributable to an increase in the number of customers in the segment, as well as increased demands from our customers.
8.	The decrease in our SmartVoice revenues in 2017 as compared to 2016 is attributed to a decrease in demand from one of our tier one mobile customers.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$5,876	$4,927	$4,696
Hong Kong	36,666	46,119	56,768
Japan	14,284	16,567	18,440
Europe	9,022	9,882	9,703
China	16,107	16,096	10,244
Taiwan	23,940	22,442	16,428
Korea	7,341	4,190	17,503
Other	4,202	4,530	4,087
Total revenues	$117,438	$124,753	$137,869

Sales to our customers in Hong Kong decreased for 2018 as compared to 2017, representing a decrease of 20% in absolute U.S. dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from a decrease in sales to VTech of 17% when comparing 2018 to 2017, a decrease in sales to CCT Technology of 66% when comparing 2018 to 2017, and a decrease of 23% in sales to Guo Wei when comparing 2018 to 2017, mostly resulting from the decline in cordless sales.

Sales to our customers in Hong Kong decreased for 2017 as compared to 2016, representing a decrease of 19% in absolute U.S. dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from a decrease in sales to VTech of 15% when comparing 2017 to 2016, a decrease in sales to CCT of 24% when comparing 2017 to 2016, and a decrease of 29% in sales to Guo Wei when comparing 2017 to 2016, mostly resulting from the decline in cordless sales.

The decrease in our sales to Japan in 2018 as compared to 2017 resulted mainly from a decrease in sales through our distributor, Nexty Electronics, to Panasonic of 13% in the comparable periods.

The decrease in our sales to Japan in 2017 as compared to 2016 resulted mainly from a decrease in sales to the Japanese domestic market, mostly in cordless products, representing a 13% decrease in absolute dollars and a decrease in sales through Nexty Electronics, to Panasonic of 12% in the comparable periods.

Sales to our customers in China increased in 2017 as compared to 2016, representing a 57% increase in absolute U.S. dollars. The increase in our sales to China in 2017 resulted from a 20% increase in sales through Ascend Technology, as well as increased sales to our customers, Yealink and Arrow, representing a 38% and 255% increase in sales for the comparable periods, respectively, mostly due to sales in our Office segment.

Sales to our customers in Taiwan increased in 2018 as compared to 2017, representing a 7% increase in absolute U.S. dollars. Sales to our customers in Taiwan increased in 2017 as compared to 2016, representing a 37% increase in absolute U.S. dollars. The increase in our sales to Taiwan for both periods resulted from an increase in sales through our distributor, Ascend Technology.

Sales to our customers in South Korea increased for 2018 as compared to 2017, representing an increase of 75% in absolute U.S. dollars. The increase in our sales to South Korea in 2018 resulted mainly from an increase in demand from a tier one mobile customer.

Sales to our customers in South Korea decreased for 2017 as compared to 2016, representing a decrease of 76% in absolute U.S. dollars. The decrease in our sales to Korea in 2017 resulted mainly from a decrease in demand from a tier one mobile customer.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products.

Significant Customers. The following table represents our sales, as a percentage of our total revenues, through our main customers for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Major Customers	2018	2017	2016
VTech	24%	27%	29%
Panasonic	*	10%	10%
Samsung	*	*	12%

*Less than 10%.

The following table represents our sales, as a percentage of our total revenues, through our main distributors Nexty Electronics and Ascend Technology for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Major Distributors	2018	2017	2016
Nexty Electronics (1)	11%	12%	12%
Ascend Technolog (2)	26%	23%	16%

(1)

Nexty Electronics sells our products to a limited number of customers. One customer, Panasonic, has continually accounted for a majority of the sales of Nexty Electronics. Sales to Panasonic through Nexty Electronics generated approximately 9%, 10% and 10% of our total revenues for 2018, 2017 and 2016, respectively.

(2)	Ascend Technology sells our products to a limited number of customers; however none of those customers accounted for more than 10% of our total revenues for 2018, 2017 or 2016.

Significant Products. Revenues from our digital cordless telephony products represented 45%, 54% and 57% of our total revenues for 2018, 2017 and 2016, respectively. Revenues from our VoIP products represented 33%, 28% and 19% of our total revenues for 2017, 2016 and 2015, respectively. Revenues from our SmartHome products represented 12%, 14% and 12% of our total revenues for 2018, 2017 and 2016, respectively. Revenues from our SmartVoice products represented 9%, 4% and 12% of our total revenues for 2018, 2017 and 2016, respectively.

Gross Profit. Gross profit as a percentage of revenues was 48.9% for 2018, 46.2% for 2017 and 44.1% for 2016. The increase in our gross profit for 2018 as compared to 2017 was primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, and (ii) an improvement in production yield and direct contribution of certain of our products. Those factors were partially offset by a decrease in total revenues in 2018 as compared to 2017.

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

Operating Expenses. Our operating expenses were $63.1 million for 2018, $62.5 million for 2017 and $56.7 million for 2016. The increase in operating expenses for 2018 as compared to 2017 was primarily attributable to (i) an increase of $1 million in selling and marketing expenses, mostly attributable to an increase in employee-related expenses and commissions and (ii) an increase in general and administrative expenses in the amount of $0.2 million, mostly attributable to equity-based compensation expenses. These increases were partially offset by a decrease in the amount of $0.5 million in research and development expenses, mostly attributable to a decrease in subcontractors, IP and development tools expenses in 2018 as compared to 2017.

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

Our operating loss was $5.6 for 2018, as compared to operating loss of $4.8 million and an operating income of $4.2 million for 2017 and 2016, respectively. The increase in operating loss in 2018 as compared to 2017 is mainly due to decrease in revenues and increase in operating expenses, partially offset by increase in gross margin in 2018 as compared to 2017.

The decrease in operating income in 2017 as compared to 2016 was mainly due to a decrease in revenues and an increase in operating expenses in 2017 as compared to 2016, partially offset by an increase in gross margins in 2017 as compared to 2016.

Research and Development Expenses. Our research and development expenses, net, were $36.1 million for 2018, $36.7 million for 2017 and $34.9 million for 2016. The decrease for 2018 in research and development expenses, net, as compared to 2017, was mainly due to (i)a decrease in subcontractors and development tools expenses in amount of $0.7 million in 2018 as compared to 2017, (ii) a decrease in IP expenses in 2018 as compared to 2017 in the amount of $0.3 million, and (iii) an increase in funding from the IIA in an amount of $0.2 million in 2018 as compared to 2017. These decreases were partially offset by an increase in equity-based compensation expenses in amount of $0.5 million in 2018 as compared to 2017.

The increase for 2017 in research and development expenses, net, as compared to 2016, was mainly due to (i) a decrease in funding from the IIA in an amount of $1.2 million in 2017 as compared to 2016, (ii) an increase in development tools expenses in 2017 as compared to 2016 in an amount of $0.4 million, and (iii) an increase in salaries and related expenses in 2017 as compared to 2016, mainly due to the devaluation of the U.S dollar against the NIS. Those increases were partially offset by a decrease of $0.6 million in subcontractor, IP and tape out expenses for 2017, as compared to 2016.

The IIA funding was recognized as a deduction of our research and development expenses, net. As a result of receipt of IIA funding, royalties may be payable to the IIA in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the IIA funding. The obligation to pay these royalties is contingent on actual sales of these products.

Our research and development expenses, net, as a percentage of our total revenues were 31%, 29% and 25% for the years ended on December 31, 2018, 2017 and 2016, respectively. The increase in research and development expenses, net, as a percentage of total revenues for 2018 as compared to 2017 was mainly due to a decrease in revenues for the comparable periods, partially offset by a decrease in research and development expenses in 2018 as compared to 2017.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $15.3 million for 2018, $14.3 million for 2017 and $13.9 million for 2016. The increase in sales and marketing expenses between 2018 and 2017 was mainly attributable to (i) an increase in sales commissions in the amount of $0.4 million as compared to 2017, (ii) an increase in employee-related expenses in amount of $0.4 million as compared to 2017, and (iii) an increase in equity-based compensation expenses of $0.1 million in 2018 compared to 2017.

The increase in sales and marketing expenses between 2017 and 2016 was mainly attributable to (i) an increase in consulting services, (ii) an increase in payroll and related expenses as compared to 2016, mainly due to the devaluation of the U.S. dollar against the NIS, and (iii) an increase in equity-based compensation expenses of $0.3 million in 2017 compared to 2016. Those factors were partially offset by a decrease in sales commissions on sales of SmartVoice products in 2017 as compared to 2016 due to lower revenues from such segment.

Our sales and marketing expenses as a percentage of our total revenues were 13%, 11% and 10% for 2018, 2017 and 2016, respectively. The increase in sales and marketing expenses as a percentage of total revenues for both comparable periods was mainly due to a decrease in absolute dollars of the total revenues and an increase in sales and marketing expenses for both comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $10.0 million, $9.8 million and $9.0 million for 2018, 2017 and 2016, respectively. The increase in general and administrative expenses for 2018 as compared to 2017 was mainly due to an increase in equity-based compensation expenses of $0.2 million in 2018 as compared to 2017.

The increase in general and administrative expenses for 2017 as compared to 2016 was mainly due to (i) an increase in legal expenses due to the reimbursement of legal expenses in the amount of $0.4 million in 2016 as a result of the finalization of an arbitration proceeding, and (ii) an increase in equity-based compensation expenses of $0.3 million in 2017 as compared to 2016.

General and administrative expenses as a percentage of our total revenues were 8%, 8% and 7% for the three years ended December 31, 2018, 2017 and 2016, respectively. The increase in general and administrative expenses as a percentage of total revenues for 2017 as compared to 2016 was mainly due to a decrease in absolute dollars of the total revenues and an increase in general and administrative expenses for 2017 as compared to 2016.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During 2018, 2017 and 2016, we recorded an expense of $1.7 million, $1.7 million and $1.5 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions. The increase in 2017 compared to 2016 is attributable to additional amortization of intangible assets related to the acquisition of a private company in Asia in the second half of 2016.

Other Income. During the third quarter of 2016, we recorded other income in the amount of $2.5 million related to the reversal of certain provisions due to the elapse of the applicable statute of limitations.

Financial Income, net. Financial income, net, was $1.8 million, $1.7 million and $1.2 million for the three years ended December 31, 2018, 2017 and 2016. The increase in financial income in 2018 as compared to 2017 was mainly due to an increase of $0.4 million in marketable securities and deposits interest in 2018 as compared to 2017, resulting from an increase in interest rates. This increase was partially offset by an increase in foreign currency exchange rate expenses of $0.3 million in 2018. The increase in financial income, net, in 2017 as compared to 2016 was mainly due to an increase in foreign exchange rates income by $0.2 million and an increase of $0.2 million in marketable securities and deposits interest in 2017 as compared to 2016, resulting from an increase in interest rates.

Our total cash, cash equivalents, marketable securities and short and long term deposits, including restricted deposits, were $123.9 million as of December 31, 2018, as compared to $129.2 million as of December 31, 2017.

Provision for Income Taxes. In 2018, we had tax benefit of $1.9 million as compared to tax benefit of $0.1 million for 2017 and taxes on income of $0.6 million for 2016.

The tax benefit for 2018 was mainly attributed to (i) income from changes in deferred taxes related to equity-based compensation expenses in the amount of $0.8 million, (ii) income in the amount of $0.7 million from changes in other deferred taxes mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (iii) income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.4 million,

Tax benefit for 2017 was mainly attributed to income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.4 million, offset to some extent by current tax expenses that were recorded in the amount of $0.3 million.

Taxes on income for 2016 were mainly attributed to current tax expenses that were recorded in the amount of $1 million, offset to some extent by income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.4 million.

Description of Segments.

We operate under three reportable segments.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. We combined the home gateway and home automation products into a single product line called SmartHome. In this segment, (i) revenues from cordless telephony products mounted to 45%, 54% and 57% of our total revenues for 2018, 2017 and 2016, respectively, and (ii) revenues from our SmartHome products amounted to 12%, 14% and 12% of our total revenues for 2018, 2017 and 2016, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from our VoIP products represented 33%, 28% and 19% of our total revenues for 2018, 2017 and 2016, respectively. No revenues derived from other products in the office segment exceeded 10% of our total consolidated revenues for the years 2018, 2017 and 2016.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice user interface, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate our voice recognition, noise suppression and voice quality enhancement HDClear technology. Revenues derived from all products in the SmartVoice segment represented 12% of our total revenues for 2016 but did not exceed 10% of our total revenues for 2018 or 2017. No individual product in the SmartVoice segment exceeded 10% of our total revenues for the years 2018, 2017 and 2016.

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

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31
	Revenues			Income (loss) from operations
	2018	2017	2016	2018	2017	2016
Home	$67,741	$85,021	$95,388	$14,206	$16,256	$17,715
Office	$38,817	$34,879	$26,590	$12,147	$9,105	$(2,961)
SmartVoice	$10,880	$4,853	$15,891	$(21,476)	$(20,798)	$(5,190)
Total	$117,438	$124,753	$137,869	$4,877	$4,563	$9,564

Sales to our customers in the Home segment decreased for 2018 as compared to 2017, representing a decrease of 20% in absolute U.S. dollars, and decreased for 2017 as compared to 2016, representing a decrease of 11% in absolute U.S. dollars. The decrease in our Home segment sales for 2018 as compared to 2017 was mainly attributable to a decline in market demands for our cordless telephony and SmartHome products over the comparative periods. The decrease in our Home segment sales for 2017 as compared to 2016 was mainly attributable to a decline in market demands for our cordless telephony products over the comparative periods, which was partially offset by an increase in sales of our SmartHome products in 2017 as compared to 2016.

Sales to our customers in the Office segment increased for 2018 as compared to 2017, representing an increase of 11% in absolute U.S. dollars. Sales to our customers in the Office segment increased for 2017 as compared to 2016, representing an increase of 31% in absolute U.S. dollars. The increase in our Office segment sales for both comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the SmartVoice segment increased for 2018 as compared to 2017, representing an increase of 124% in absolute U.S. dollars. The increase in our SmartVoice sales in 2018 as compared to 2017 was mainly attributed to an increase in the number of customers in the segment, as well as increased demands from our customers. Sales to our customers in the SmartVoice segment decreased significantly for 2017 as compared to 2016, representing a decrease of 69% in absolute U.S. dollars. The decrease in our SmartVoice segment sales for 2017, as compared to 2016, was mainly due to a decrease in demand from one of our tier one mobile customers.

The reconciliation of segment operating results information to our consolidated financial information is included in Note 16 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $8.7, $8.5 and $16.5 million of cash and cash equivalents from our operating activities during 2018, 2017 and 2016, respectively. The increase in net cash generated by operating activities for 2018, as compared to 2017, was mainly as a result of changes in working capital such as: (i) an increase in accounts payable in the amount of $0.9 million during 2018 as compared to a decrease of $3.9 million during 2017, (ii) an increase in accrued expenses in the amount of $0.8 million during 2018 as compared to a decrease of $0.7 million during 2017, and (iii) an increase in other accounts receivable and prepaid expenses in the amount of $0.1 million during 2018 as compared to an increase of $1.1 million during 2017. The above mentioned increases were partially offset by (i) an increase in accounts receivable in an amount of $0.1 million during 2018 as compared to a decrease of $5.7 million during 2017, (ii) an increase in inventories in the amount of $0.4 million during 2018 as compared to decrease of $0.4 million during 2017, and (iii) an increase in net loss before taxes on income in 2018, as compared to 2017.

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

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2018, we purchased $36.2 million of investments in marketable securities and deposits, as compared to $49.8 million during 2017 and $55.5 million during 2016. During the same periods, $20.5 million, $21.5 million and $35.1 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $5.1 million, $19.2 million and $14.3 million, respectively, of investments in marketable securities were sold. Additionally, during 2018, 2017 and 2016, $5.7 million, $8.3 million and $5.6 million, respectively, of short term deposits matured.

As of December 31, 2018, the amortized cost of our marketable securities and deposits was approximately $112.9 million and their stated market value was approximately $111.3 million, representing an unrealized loss of approximately $1.6 million.

Our capital equipment purchases for 2018, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.2 million, as compared to $0.8 million for 2017, and $2.1 million for 2016.

Financing Activities. During 2018, we repurchased approximately 1.0 million shares of our common stock at an average purchase price of $12.14 per share for an aggregate amount of $12.3 million. In addition, during 2018, we received $0.7 million upon the exercise of employee stock options.

During 2017, we repurchased approximately 0.4 million shares of our common stock at an average purchase price of $11.54 per share for an aggregate amount of $4.5 million. In addition, during 2017, we received $1.5 million upon the exercise of employee stock options.

Our board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock.

In August 2018, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase plans.

At December 31, 2018, approximately 0.4 million shares of our common stock are available for repurchase under our board authorized share repurchase program.

As of December 31, 2018, we had cash and cash equivalents totaling approximately $12.1 million and marketable securities and time deposits of approximately $111.3 million. Out of total cash, cash equivalents and marketable securities of $123.4 million, $112.5 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were repatriated to the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2018 was approximately $52.6 million, as compared to $51.1 million as of December 31, 2017. The increase in working capital was mainly due to (i) net cash of $8.7 million generated by operating activities during 2018, and (ii) the replacement of long term marketable securities and deposits with short term marketable securities and deposits. The above mentioned increases were offset to some extent by the repurchase of our common stock in the amount of $12.3 during 2018. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2018 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$13,232	$1,946	$2,853	$2,300	$6,133
Net Pension Liability (2)	1,336	8	40	36	1,252
Development tools lease and other (3)	3,133	1,922	1,211	-	-
Total Contractual Obligations	$17,701	$3,876	$4,104	$2,336	$7,385

(1)

Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements. See Note 13 to notes to our consolidated financial statements for the year ended December 31, 2018.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools and other non-cancelable lease agreements.

At December 31, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $2 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel are paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2018, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statements for the year ended December 31, 2018. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, ☑2018

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DSP GROUP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSP GROUP, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), change in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global

Tel-Aviv, Israel
March 11, 2019
We have served as the Company's auditor since 1998.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSP GROUP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DSP GROUP, Inc.`s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes, and our report dated March 11, 2019 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global

Tel-Aviv, Israel
March 11, 2018

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,146	$21,324
Restricted deposits	493	524
Marketable securities and short-term deposits (Note 3)	35,713	24,697
Trade receivables	13,475	13,416
Other accounts receivable and prepaid expenses (Note 4)	3,670	3,167
Inventories (Note 5)	9,819	9,422

Total current assets	75,316	72,550

PROPERTY AND EQUIPMENT, NET (Note 6)	2,748	3,184

NON-CURRENT ASSETS:
Long-term marketable securities and long-term deposits (Note 3)	75,538	82,669
Long-term prepaid expenses and lease deposits	1,229	1,541
Deferred income taxes (Note 14)	3,580	1,043
Severance pay fund	14,158	15,190
Intangible assets, net (Note 7)	1,078	2,779
Goodwill	6,243	6,243

Total non-current assets	101,826	109,465

Total assets	$179,890	$185,199

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$9,579	$8,660
Accrued compensation and benefits	8,255	8,699
Income tax accruals and payables	1,404	1,232
Accrued expenses and other accounts payable (Note 9)	3,461	2,888

Total current liabilities	22,699	21,479

NON-CURRENT LIABILITIES:
Deferred income taxes, net (Note 14)	151	424
Accrued severance pay	14,348	15,463
Accrued pensions (Note 10)	827	883

Total non-current liabilities	15,326	16,770

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (Note 12):
Capital stock:
Common stock, $0.001 par value -
Authorized: 50,000,000 shares at December 31, 2018 and 2017; Issued and outstanding: 22,265,971 and 22,432,660 shares at December 31, 2018 and 2017, respectively	22	22
Additional paid-in capital	378,855	372,041
Treasury stock at cost	(122,325)	(118,397)
Accumulated other comprehensive loss	(2,324)	(1,874)
Accumulated deficit	(112,363)	(104,842)

Total stockholders’ equity	141,865	146,950

Total liabilities and stockholders’ equity	$179,890	$185,199

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2018	2017	2016

Revenues	$117,438	$124,753	$137,869
Costs of revenues (1)	59,991	67,058	77,023

Gross profit	57,447	57,695	60,846

Operating expenses:
Research and development, net (2)	36,109	36,655	34,885
Sales and marketing (3)	15,323	14,315	13,867
General and administrative (4)	9,955	9,789	9,006
Amortization of intangible assets	1,700	1,700	1,457
Other income (Note 10)	-	-	(2,549)

Total operating expenses	63,087	62,459	56,666

Operating income (loss)	(5,640)	(4,764)	4,180
Financial income, net (Note 11)	1,815	1,669	1,227

Income (loss) before income tax benefit (expense)	(3,825)	(3,095)	5,407
Income tax benefit (expense)	1,868	92	(594)

Net income (loss)	$(1,957)	$(3,003)	$4,813

Net earnings (loss) per share:
Basic	$(0.09)	$(0.14)	$0.22
Diluted	$(0.09)	$(0.14)	$0.21

Weighted average number of shares used in per share computations of:
Basic net earnings (loss) per share	22,512	22,229	21,800
Diluted net earnings (loss) per share	22,512	22,229	22,887

(1)	Includes equity-based compensation expense in the amount of $428, $352 and $328 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,873, $2,349 and $2,205 for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Includes equity-based compensation expense in the amount of $1,248, $1,115 and $806 for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Includes equity-based compensation expense in the amount of $2,255, $2,045 and $1,749 for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year ended December 31,
	2018	2017	2016

Net income (loss):	$(1,957)	$(3,003)	$4,813
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized losses	(465)	(158)	(617)
Reclassification adjustments for losses included in net income (loss)	41	50	17
Net change	(424)	(108)	(600)
Cash flow hedges:
Changes in unrealized gains (losses)	(19)	163	45
Reclassification adjustments for (gains) losses (gains) included in net income (loss)	16	(172)	(1)
Net change	(3)	(9)	44
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	29	24	(117)
Amortization of actuarial loss and prior service benefit	19	22	14
Net change	48	46	(103)
Foreign currency translation adjustments, net	(71)	49	74
Other comprehensive loss	(450)	(22)	(585)
Comprehensive income (loss)	$(2,407)	$(3,027)	$4,228

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2015	21,573	$22	$361,023	$(125,697)	$(1,267)	$(90,763)	$143,318

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	233	*) -	-	2,270	-	(492)	1,778
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	1,176	1	10	11,461	-	(9,670)	1,802
Purchase of treasury stock	(1,051)	(1)	-	(10,666)	-	-	(10,667)
Equity-based compensation expenses		-	5,088	-	-	-	5,088
Net income		-	-	-	-	4,813	4,813
Change in accumulated other comprehensive income		-	-	-	(585)	-	(585)

Balance at December 31, 2016	21,931	$22	$366,121	$(122,632)	$(1,852)	$(96,112)	$145,547

*)      Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2016	21,931	$22	$366,121	$(122,632)	$(1,852)	$(96,112)	$145,547

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	227	*) -	-	2,225	-	(330)	1,895
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	663	*) -	59	6,500	-	(5,397)	1,162
Purchase of treasury stock	(389)	*) -	-	(4,490)	-	-	(4,490)
Equity-based compensation expenses		-	5,861	-	-	-	5,861
Net loss		-	-	-	-	(3,003)	(3,003)
Change in accumulated other comprehensive income		-	-	-	(22)	-	(22)

Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(1,874)	$(104,842)	$146,950

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	230	*) -	-	2,275	-	(271)	2,004
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	618	1	10	6,114	-	(5,387)	738
Adoption of accounting standard	-	-	-	-	-	94	94
Purchase of treasury stock	(1,015)	(1)	-	(12,317)	-	-	(12,318)
Equity-based compensation expenses		-	6,804	-	-	-	6,804
Net income (loss)		-	-	-	-	(1,957)	(1,957)
Change in accumulated other comprehensive income		-	-	-	(450)	-	(450)

Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(2,324)	$(112,363)	$141,865

*)      Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:

Net income (loss)	$(1,957)	$(3,003)	$4,813
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	1,593	1,781	1,704
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	6,804	5,861	5,088
Capital loss from sale and disposal of property and equipment	-	19	10
Realized losses from sale of marketable securities, net	41	50	17
Amortization of intangible assets	1,700	1,700	1,457
Accrued interest and amortization of premium on marketable securities and short-term deposits	601	372	610
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(2,814)	(459)	320
Trade receivables, net	(107)	5,728	168
Other accounts receivable and prepaid expenses	(76)	(1,142)	953
Inventories	(431)	363	1,702
Long-term prepaid expenses and lease deposits	(159)	(212)	(166)
Trade payables	927	(3,893)	(575)
Accrued compensation and benefits	1,598	1,878	2,566
Income tax accruals	180	39	(724)
Accrued expenses and other accounts payable	767	(704)	(1,379)
Accrued severance pay, net	(8)	117	(91)
Accrued pensions	32	18	42

Net cash provided by operating activities	8,691	8,513	16,515

Cash flows from investing activities:

Purchase of marketable securities	(27,564)	(38,924)	(47,934)
Purchase of short-term deposits	(8,668)	(10,884)	(7,601)
Proceeds from maturity of marketable securities	20,501	21,499	35,090
Proceeds from sales of marketable securities	5,113	19,226	14,277
Proceeds from redemption of short-term deposits	5,668	8,309	5,601
Purchases of property and equipment	(1,181)	(838)	(2,103)
Other investing activities	(104)	-	-
Acquisition of initially consolidated subsidiary (1)	-	-	(494)
Proceeds from sale of fixed assets	-	-	9

Net cash used in investing activities	$(6,235)	$(1,612)	$(3,155)

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2018	2017	2016
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$738	$1,509	$1,457
Repayment of short-term loan	-	-	(168)
Purchase of treasury stock	(12,343)	(4,465)	(10,727)

Net cash used in financing activities	(11,605)	(2,956)	(9,438)

Increase (decrease) in cash and cash equivalents and restricted cash	(9,149)	3,945	3,922
Cash and cash equivalents and restricted cash at the beginning of the year	21,848	17,822	13,872
Cash (erosion) due to exchange rate differences	(60)	81	28

Cash and cash equivalents and restricted cash at the end of the year	$12,639	$21,848	$17,822

Supplemental disclosures of cash flows activities:

Cash paid during the year for:

Taxes on income	$902	$219	$1,018

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

The Company sells its products through distributors and directly to OEMs and original design manufacturers (ODMs) that incorporate the Company’s products into consumer and enterprise products. The Company expects that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of its revenues in any period. The loss of, or reduced demand for products from, any of the Company’s major customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Major Customers/ Distributors	2018	2017	2016
VTech Holdings Ltd.	24%	27%	29%
Nexty Electronics Ltd. (“Nexty Electronics”) ¹ ²	11%	12%	12%
Ascend Technology Inc. (“Ascend Technology”) ¹ ³	26%	23%	16%
Samsung Electronics Ltd.	*	*	12%

*Less than 10%.

¹ Distributor

² Nexty Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”) has continually accounted for a majority of the sales of Nexty Electronics. Sales to Panasonic through Nexty Electronics generated approximately 9%, 10% and 10% of the Company’s total revenues for 2018, 2017 and 2016, respectively.

³ Ascend Technology sells the Company’s products to a limited number of customers; however none of those customers accounted for more than 10% of the Company’s total revenues for 2018, 2017 and 2016.

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

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $327 and $256 as of December 31, 2018 and 2017, respectively.

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income (loss) using the specific identification method. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in financial income, net. Interest and dividends on securities are included in financial income, net. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date and the entity’s expectations of sales and redemptions in the following year.

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2018, 2017 and 2016, the Company did not record an-other-than-temporary impairment loss (see Note 3).

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

The Company accounts for certain assets and liabilities at fair value under ASC 820, “Fair Value Measurements and Disclosures.” Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $9,819, $9,422 and $9,748 as of December 31, 2018, 2017 and 2016, respectively, is stated net of inventory reserves of $508, $468 and $571 in each year, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

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

During the years ended December 31, 2018, 2017 and 2016, no impairment losses were identified for property and equipment.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2018, 2017 and 2016, the Company did not capitalize internal use software.

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

For the fiscal year ended December 31, 2018, 2017 and 2016, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

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

During the fiscal year ended December 31, 2018, 2017 and 2016, no impairment losses were identified.

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

The Company’s Korean subsidiary has a statutory liability for severance pay pursuant to Korean law based on the most recent monthly salary of its employees multiplied by the number of years of employment of such employees as of the balance sheet date for such employees. The Korean subsidiary’s liability is fully accrued.

U.S. dollars in thousands, except share and per share data.

Severance expenses for the years ended December 31, 2018, 2017 and 2016, were $1,679, $1,666 and $1,582, respectively.

m.	Revenue recognition:

The Company generates its revenues from sales of products. The Company sells its products through a direct sales force and through a network of distributors.

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), effective on January 1, 2018, using the modified retrospective method. As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below.

The Company recognizes revenue under the core principle that transfer of control to the Company’s customers should be depicted in an amount reflecting the consideration the Company expects to receive in revenue. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

1.	Identify the contract with a customer

A contract is an agreement between two or more parties that creates enforceable rights and obligations. In evaluating the contract, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration. The Company determines whether collectability is reasonably assured on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a long-term business relationship and a history of successful collection. A significant number of the Company’s customers are also large original equipment manufacturers with substantial financial resources. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer’s financial position, the number of years the customer has been in business, the history of collection with the customer and the customer’s ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectability is not reasonably assured under a particular arrangement based upon its credit review process, the customer’s payment history or information that comes to light about a customer’s financial position, it recognizes revenue under that arrangement as customer payments are actually received.

2.	Identify the performance obligations in the contract

At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations.

The Company’s contracts with customers for the sale of products generally include one performance obligation.

3.	Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring goods to a customer. Generally, the Company does not provide any variable consideration, including price protection, stock rotation, and/or right of return.

4.	Allocate the transaction price to the performance obligations in the contract

The Company allocates the transaction price to one performance obligation.

5.	Recognize revenue when a performance obligation is satisfied

Revenue is recognized  at a point in time when or as performance obligation is satisfied by transferring control of a promised good to a customer. Generally, control of an asset is transferred to the customer on delivery of the products.

Under ASC 606, certain product sales through the Company’s distributors where revenue was previously deferred until the distributors resold the Company’s products to the end customers are now recognized when products are delivered to the distributor and control of the promised goods are transferred, in an amount that reflects the consideration that the company expects  to receive in exchange for those goods or services.

U.S. dollars in thousands, except share and per share data.

In accordance with the ASC 606 requirements, the disclosure of the impact of adoption of ASC 606 on the Company’s consolidated income statement and balance sheet was as follows (in thousands):

	For the year ended December 31, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Income statement

Revenues	$117,438	$117,127	$311
Cost of revenues	59,991	59,884	107
Gross margin:	57,447	57,243	204
Operating expenses:
Research and development, net	36,109	36,109	-
Sales and marketing	15,323	15,307	16
General and administrative	9,955	9,955	-
Intangible assets amortization	1,700	1,700	-
Total operating expenses:	63,087	63,071	16
Operating loss:	(5,640)	(5,828)	188
Financial income	1,815	1,815	-
Loss before taxes on income	(3,825)	(4,013)	188
Taxes on income	1,868	1,868	-
Net income (loss)	$(1,957)	$(2,145)	$188

	December 31, 2018
	As Reported	Prior to Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Trade receivables	$13,475	$13,048	$427
Inventories	9,819	9,943	(124)
Other accounts receivable and prepaid expenses	3,670	3,691	(21)

Liabilities
Accrued expenses and other accounts payable	(3,461)	(3,461)	-

Equity
Accumulated deficit	(112,363)	(112,645)	282

n.	Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2018, 2017 and 2016.

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

The Company recorded grants in the amount of $1,678, $1,528 and $2,687 for the year ended December 31, 2018 and 2017 and 2016, respectively. The vast majority of those grants were bearing royalties.

U.S. dollars in thousands, except share and per share data.

The Company’s Israeli subsidiary is obligated to pay royalties amounting to 5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of such products. Grants received from the IIA may become repayable if certain criteria under the grants are not met. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA.  Such approval is not required for the sale or export of any products resulting from such research or development.  The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the research and development activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

q.	Equity-based compensation:

At December 31, 2018, the Company had two equity incentive plans from which the Company may grant future equity awards and two expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 12.

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

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income per share due to their anti-dilutive effect was 1,317,197, 1,378,282 and 334,833 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2018, the amortized cost of the Company’s marketable securities was $99,406, and their stated market value was $97,772, representing an unrealized net loss of $1,634.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2018 and 2017, no allowance for doubtful accounts was provided.

The Company has no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

u.	Derivative instruments:

The Company accounts for derivatives and hedging based on FASB ASC No.815, “Derivatives and Hedging”. ASC No. 815 requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

U.S. dollars in thousands, except share and per share data.

The fair value of the outstanding derivative instruments at December 31, 2018 and 2017 is summarized below:

		Fair value of derivative instruments
Derivative assets		December 31,
(liabilities) designated as hedging	Balance sheet location	2018	2017

Foreign exchange forward contracts and put and call options	Other accounts receivable and prepaid expenses (Accrued expenses and other accounts payable)	$(3)	$-

	Total	$(3)	$-

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2018, 2017 and 2016 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2018	2017	2016

Foreign exchange forward contracts and put and call options	$(19)	$163	$45

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2018	2017	2016

Foreign exchange forward contracts and put and call options	Operating expenses	$(16)	$172	$1

As of December 31, 2018, the Company had outstanding option contracts in the amount of $3,600.

As of December 31, 2017, the Company had no outstanding option or forward contracts.

As of December 31, 2016, the Company had outstanding option contracts in the amount of $6,000.

U.S. dollars in thousands, except share and per share data.

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

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2018:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
January 1, 2018	$(1,209)	$-	$(409)	$(256)	$(1,874)
Other comprehensive income (loss) before reclassifications	(465)	(19)	29	(71)	(526)
Losses (gains) reclassified from accumulated other comprehensive income (loss)	41	16	19	-	76
Net current period other comprehensive income (loss)	(424)	(3)	48	(71)	(450)

December 31, 2018	$(1,633)	$(3)	$(361)	$(327)	$(2,324)

U.S. dollars in thousands, except share and per share data.

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Income (Loss)

Losses on available-for-sale marketable securities	$41	Financial income, net
	-	Provision for income taxes
	41	Total, net of income taxes

Losses on cash flow hedges
	13	Research and development
	1	Sales and marketing
	2	General and administrative
	16	Total, before income taxes
	-	Provision for income taxes
	16	Total, net of income taxes

Losses on components of defined benefit plans	12	Research and development
	7	Sales and marketing
	19	Total, before income taxes
	-	Provision for income taxes
	19	Total, net of income taxes

Total reclassifications for the period	76	Total, net of income taxes

w.	Treasury stock at cost

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

U.S. dollars in thousands, except share and per share data.

x.	Recently issued and adopted accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments (collectively “ASC 606”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the revenue recognition standards in effect for those periods. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition (ASC 605)”. The impact of the Company’s adoption of ASC 606 on the Company’s balance sheet was a decrease in accumulated deficit as of January 1, 2018 of $94.

See Note 2(m), “Revenue Recognition”, for further details.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The Company adopted the standard effective as of January 1, 2018, and the adoption of this standard did not have a material impact on our Company's consolidated financial statements.

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

U.S. dollars in thousands, except share and per share data.

In March 2017, FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost under FASB ASC Topic 715, Retirement Benefits. Accordingly, as of January 1, 2017, the Company reports the current service cost component of net periodic benefit cost in Compensation and benefits on the Company's Consolidated Statements of Income, and reports the other components of net periodic benefit recovery as a separate line item outside of Operating income on the Company's Consolidated Statements of Income. These changes in presentation do not result in any changes to net income or earnings per share. Details of the components of net periodic benefit costs are provided in Note 9 (Pensions and employees benefit obligations). The ASU also prospectively restricts capitalization of net periodic benefit costs to the current service cost component when applicable. This restriction has no impact on the Company's financial statements, since the Company does not capitalize any portion of service cost.

ASC 718 – see Note 2(q).

In June 2018, the FASB issued, ASC 2018-07 “Improvement to Nonemployee Share-based Payment Accounting”.  Under the new standard, companies are no longer required to value non-employee awards differently from employee awards. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company has adopted this standard in 2018 and determined there was no material impact on the Company’s consolidated financial statements.

y.	Recently issued accounting pronouncements not yet effective:

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is currently evaluating the impact that the standard will have on our consolidated financial statements and do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14—Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans which improves disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. Entities are to apply the amendments in this Update on a retrospective basis for all periods presented. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP.In July 2018, the FASB issued amendments in ASU 2018-11, which provide another transition method in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and to not apply the new guidance in the comparative periods they present in the financial statements.The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods). The Company will adopt ASU 2016-02 on January 1, 2019 utilizing the modified retrospective transition method. The Company adopted the new standard effective January 1, 2019. While the Company is continuing to assess the potential impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $12.5 million on its consolidated balance sheets for operation leases and it does not expect an impact on its consolidated statements of operations or debt.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated balance sheets, statements of operations and cash flows.

NOTE 3:	MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2018 and 2017 (see also Note 8):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2018	2017	2018	2017	2018	2017

Short-term deposit	$8,349	$5,481	$-	$-	$8,349	$5,481
Long-term deposit	5,130	5,013	-	-	5,130	5,013
U.S. GSE securities	21,550	22,359	(253)	(315)	21,297	22,044
Corporate obligations	77,857	75,722	(1,382)	(894)	76,475	74,828

	$112,885	$108,575	$(1,635)	$(1,209)	$111,251	$107,366

The amortized costs of marketable debt securities at December 31, 2018, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$27,442	$-	$(78)	$27,364
Due after one year to five years	71,965	1	(1,558)	70,408

	$99,406	$1	$(1,636)	$97,772

The amortized cost of marketable debt securities at December 31, 2017, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$19,239	$3	$(26)	$19,216
Due after one year to six years	78,842	10	(1,196)	77,656

	$98,081	$13	$(1,222)	$96,872

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2018 amounted to $94,550, while the unrealized losses for these marketable securities amounted to $1,636. Of the $1,636 unrealized losses outstanding as of December 31, 2018, a portion of which in the amount of $1,498 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $138 was related to marketable securities that were in a loss position for less than 12 months.

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

Management believes that as of December 31, 2018, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Proceeds from maturity of available-for-sale marketable securities during 2018, 2017 and 2016 were $20,501, $21,499 and $35,090, respectively. Proceeds from sales of available-for-sale marketable securities during 2018, 2017 and 2016 were $5,113, $19,226 and $14,277, respectively. Realized gains from the sale of available-for sale marketable securities for 2018, 2017 and 2016 were $26, $7 and $16, respectively. Realized losses from the sale of available-for sale marketable securities for 2018, 2017 and 2016 were $67, $57 and $33, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2018	2017
Prepaid expenses	$1,836	$1,612
Tax and governmental receivables	1,468	1,019
Deposits	235	249
Others	131	287

	$3,670	$3,167

NOTE 5:-	INVENTORIES

Inventories are composed of the following:

	December 31,
	2018	2017

Work-in-progress	$4,993	$3,577
Finished products	4,826	5,845

	$9,819	$9,422

Inventory write-downs amounted to $89, $51 and $151 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 6:-	PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2018	2017
Cost:
Computers and equipment	$22,139	$21,465
Office furniture and equipment	1,471	1,429
Leasehold improvements	5,221	5,060

	28,831	27,954
Less - accumulated depreciation	26,083	24,770

Depreciated cost	$2,748	$3,184

During 2018, the Company disposed leasehold improvements, which ceased to be used, in the amount of $109. No capital loss was recorded due to this disposal of equipment in the consolidated statement of operations.

During 2017, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $98. Capital loss in an amount of $19 was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expenses amounted to $1,593, $1,781 and $1,704 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 7:-	INTANGIBLE ASSETS

The following table shows the Company’s intangible assets for the periods presented:

	Useful life	December 31,
	(years)	2018	2017

Cost:

Technology (completion of the development of in-process R&D)	6	7,702	7,702
Distribution agreement	5	2,086	2,086
Non-competition agreement	3	519	519

		10,307	10,307
Accumulated amortization:

Technology (completion of the development of in-process R&D)		7,702	6,418
Distribution agreement		1,008	591
Non-competition agreement		519	519

		9,229	7,528

Amortized cost		$1,078	$2,779

a.

Amortization expenses amounted to $1,700, $1,700 and $1,457 for the years ended December 31, 2018, 2017 and 2016, respectively.Those expenses were included in amortization of intangible assets in the Company’s consolidated financial statements.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,

2019	$417
2020	417
2021	244

$1,078

NOTE 8:-	FAIR VALUE MEASUREMENTS

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018:

	Balance as of	Fair value measurements
Description	December 31, 2018	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$773	$773	-	-

Short-term marketable securities and time deposits
U.S. GSE securities	$1,785	-	$1,785	-
Corporate debt securities	$25,579	-	$25,579	-

Long-term marketable securities
U.S. GSE securities	$19,512	-	$19,512	-
Corporate debt securities	$50,896	-	$50,896	-

Derivative liabilities	$3	-	$3	-

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 (see also Note 3):

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2018 and 2017 due to the short-term maturity of these instruments.

NOTE 9:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2018	2017

Accrued expenses	$1,658	$896
Royalties and commission	1,089	1,369
Accrued legal, and accounting expenses	370	367
Governmental payables	341	141
Others	3	115

	$3,461	$2,888

NOTE 10:-	ACCRUED PENSION LIABILITIES

As of December 31, 2018 and 2017, the defined benefits plans that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and the fair value of assets for the years ended December 31, 2018 and 2017, and the statement of funded status as of December 31, 2018 and 2017:

	December 31,
	2018	2017

Accumulated benefit obligation	$815	$871

Change in benefit obligation

Benefit obligation at beginning of year	$883	$803
Service cost	5	4
Interest cost	15	14
Benefits paid from the plan	(8)	(22)
Actuarial (gain) loss	(27)	(22)
Exchange rates and others	(41)	106

Benefit obligation at end of year	$827	$883

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2018, 2017 and 2016 are as follows:

	Year ended December 31,
	2018	2017	2016
Weighted-average assumptions
Discount rate	1.9%	1.8%	1.7%
Expected return on plan assets	-	-	4.59%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Components of net periodic benefit cost

Service cost	$5	$4	$4
Interest cost	15	14	17
Expected return on plan assets	-	-	(3)
Amortization of net loss	19	22	15

Net periodic benefit cost	$39	$40	$33

	December 31,
	2018	2017

Net amounts recognized in the consolidated balance sheets as of December 31, 2018 and 2017 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	827	883

Net amounts recognized in the consolidated balance sheets	$827	$883

Net amounts recognized in accumulated other comprehensive income as of December 31, 2018 and 2017 consist of:
Net actuarial loss	$(361)	$(409)

Net amounts recognized in accumulated other comprehensive loss	$(361)	$(409)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019 is as follows:

2019

Net actuarial loss and other	$16

Benefit payments are expected to be paid as follows:

Year ending December 31,

2019	$9
2020	9
2021	31
2022	26
2023	10
2024-2028	79

$164

The Company had no pension plan assets at December 31, 2018.

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

Actuarial gains were recognized in other comprehensive income (loss) in the amount of $29 for the year ended December 31, 2018. Actuarial losses were recognized in other comprehensive income (loss) in the amount of $24 for the year ended December 31, 2017. Actuarial gains were recognized in other comprehensive income (loss) in the amount of $117 for the year ended December 31, 2016.

NOTE 11:-	FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2018	2017	2016

Foreign exchange gains	$16	$156	$14
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	2,108	1,719	1,534
Other	2	-	-
Realized gains on marketable securities	27	7	16

Financial income	2,153	1,882	1,564

Realized losses on marketable securities	68	57	33
Foreign exchange losses	195	48	132
Interest expenses	15	14	16
Other	60	94	156

Financial expense	338	213	337

Financial income, net	$1,815	$1,669	$1,227

NOTE 12:-	STOCKHOLDERS’ EQUITY

a.	Preferred stock:

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

At December 31, 2018, the Company had an accumulated deficit of $112,363. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.	Share repurchase program:

The Company’s board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2018, the Company’s board authorized a $10 million dollar buyback program, inclusive of the shares authorized for repurchase from previously authorized share repurchase plans.

In 2018, 2017 and 2016, the Company repurchased approximately 1,015,000, 389,000 and 1,051,000 shares, respectively, of common stock at an average purchase price of $12.14, $11.55 and $10.15 per share, respectively, for an aggregate purchase price of $12,318, $4,490 and $10,666, respectively. As of December 31, 2018, 440,622 shares of the Company’s common stock remained authorized for repurchase under the Company’s board-authorized share repurchase program.

In 2018, 2017 and 2016, the Company issued 848,000, 890,000 and 1,409,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards and had vested RSUs under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2018, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 165,000 shares remained outstanding out of grants made prior to its expiration.

1998 Non-Officer Employee Stock Option Plan (1998 Plan)

In 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2018, 14,583 shares of common stock remained available for grant under the 1998 Plan.

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

2012 Equity Incentive Plan (2012 Plan)

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price for stock options under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 3,750,000 shares of common stock. As of December 31, 2018, 786,031 shares of common stock remained available for grant under the 2012 Plan.

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

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 4,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 230,000, 227,000 and 233,000 shares of common stock issued at a weighted average purchase price of $8.71, $8.34 and $7.62 per share under the ESPP in 2018, 2017 and 2016, respectively. As of December 31, 2018, 479,000 shares of common stock were reserved under the ESPP.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2018 (after giving effect to the above increases in the equity incentive plans):

ESPP	479,000
Equity awards	801,000
Undesignated preferred stock	5,000,000

6,280,000

The following is a summary of activities relating to the Company’s stock options, SARs and RSUs granted among the Company’s various plans:

	Year ended December 31,
	2018			2017			2016
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Options outstanding at beginning of year	1,992	$5.02	$-	2,152	$5.12	$-	3,740	$6.22	$-
Changes during the year:
Options granted	54	$12.42	$-	78	$11.93	$-	64	$9.44	$-
SARs granted	13	$12.50	$-	190	$10.40	$-
RSUs granted	563	$-	$-	476	$-	$-	573	$-	$-
Exercised (4)	(723)	$2.81	$6,845	(818)	$3.77	$6,699	(1,905)	$5.55	$10,344
Forfeited and cancelled	(68)	$5.63	$-	(86)	$9.85	$-	(320)	$7.16	$-

Options/SARs/RSUs outstanding at end of year (1,2,4)	1,831	$4.59	$12,281	1,992	$5.02	$14,931	2,152	$5.12	$17,347

Options/SARs/RSUs exercisable at end of year (1,3,4)	704	$9.10	$1,576	813	$8.20	$3,499	1,132	$8.27	$5,703

(1)	SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,738 thousand shares of the Company’s common stock as of December 31, 2018.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 667 thousand shares of the Company’s common stock as of December 31, 2018.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2018, 2017 and 2016 which was $11.20, $12.50 and $13.05 per share, respectively. The intrinsic value for options and SARs exercised and RSUs vested during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and vesting for RSUs and the exercise price of each option, RSU or SAR, as applicable.

The stock options, SARs and RSUs outstanding as of December 31, 2018, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
	$		thousands		$	thousands		$

	0 (RSUs)		946	-	-	-	-	-
5.21	-	7.26	157	2.21	5.94	157	2.21	5.94
7.49	-	9.71	276	4.05	8.82	276	4.05	8.82
10.15	-	15.79	452	5.39	11.16	271	4.90	11.22

			1,831	4.41	4.59	704	3.97	9.10

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2018, the outstanding number of SARs was 185,000 and based on the share price of the Company’s common stock as of December 31, 2018 ($11.20 per share), 154,000 of those SARs were in the money as of December 31, 2018.

The weighted average estimated fair value of employee RSUs granted during 2018, 2017 and 2016 was $11.25, $9.63 and $8.33 per share, respectively, (using the weighted average pre vest cancellation rate of 3.75%, 3.64% and 3.78% during 2018, 2017 and 2016, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2018, 2017 and 2016 was $4.39, $2.95 and $3.97, respectively, per stock option and SAR. The Company selected the binomial model as the most appropriate model for determining the fair value for its stock options awards and SARs. The fair value of options and SARs granted in 2018, 2017 and 2016 is estimated at the date of grant using the following weighted average assumptions. (annualized percentages):

	Year ended December 31,
	2018	2017	2016

Volatility	45.91%	37.47%	46.02%
Risk-free interest rate	2.55%	2.23%	2.29%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	2.68%	4.06%	1.87%
Post-vest cancellation rate **)	3.34%	3.45%	3.44%
Suboptimal exercise factor ***)	1.49	1.31	1.69
Expected life	5.92	4.22	5.50

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The Company selected the Monte Carlo model as the most appropriate model for determining the fair value of its ESPP plan. The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the risk free interest rate and the share price for those dates. In addition, the expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 29.6%-32.88% in 2018, 27.42%-34.92% in 2017 and 29.60%-41.21% in 2016.

The Company’s aggregate equity compensation expenses for the years ended December 31, 2018, 2017 and 2016 totaled $6,804, $5,861 and $5,088, respectively.

A summary of the status of the Company’s non-vested stock options, SARs and RSUs as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)	$

Non-vested at December 31, 2017	1,179	7.50

Granted	630	10.52
Vested	(627)	7.54
Forfeited	(55)	9.10

Non-vested at December 31, 2018	1,127	9.09

As of December 31, 2018, equity-based compensation arrangements to purchase a maximum of approximately 1,599,000 shares of common stock were vested and expected to vest (the calculation takes into consideration 8% average forfeiture rate).

As of December 31, 2018, there was a total unrecognized compensation expense of $4,983 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2018 through 2022.

NOTE 13:-	COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company’s headquarters is located in San Jose, California pursuant to a lease that terminates in December 2021. The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya Pituach, Israel. The lease agreement for the Israeli facilities is effective until April 2019. Starting April 2019 the Company will move to new leased facilities, which are also located in Herzliya Pituach, Israel. Those new facilities will be leased for 10 years. The Company’s subsidiaries in Scotland, Germany, China (Shanghai) and Hong-Kong have lease agreements for their facilities that terminate in 2019. The Company’s subsidiaries in India, South Korea, Japan and China (Shenzhen) have lease agreements for their facilities that terminate in 2020. The Company has operating lease agreements for its motor vehicles which terminate in 2019 through 2021.

At December 31, 2018, the Company is required to make the following minimum lease payments under non-cancelable operating leases for motor vehicles and facilities:

Year ended December 31,

2019	$1,946
2020	1,581
2021	1,272
2022- and thereafter	8,433

$13,232

Facilities rental expenses amounted to $2,328, $2,308 and $2,362 for the years ended December 31, 2018, 2017 and 2016, respectively.

b.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2018, the Company had obtained grants from the Israeli Innovation Authority (the “IIA”) (previously the Office of the Chief Scientist) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

c.

As of December 31, 2018, the aggregate contingent liability to the IIA amounted to $10,865. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development. The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the research and development activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 14:-	TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2018	2017	2016
Domestic taxes

Federal taxes:
Current	$-	$-	$-

State taxes:
Current	3	2	3

Foreign taxes:
Current	$943	$368	$264
Deferred	(2,814)	(462)	327

	(1,871)	(94)	591

Taxes on income (tax benefit)	$(1,868)	$(92)	$594

b.	Income (loss) before taxes is comprised as follows:

	Year ended December 31,
	2018	2017	2016

Domestic	$(2,825)	$(4,128)	$(2,188)
Foreign	(1,000)	1,033	7,595

	$(3,825)	$(3,095)	$5,407

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2018	2017	2016

Income (loss) before taxes on income	$(3,825)	$(3,095)	$5,407

Theoretical tax expenses (tax benefit) at U.S. statutory tax rate (21% for 2018 and 35% for 2017 and 2016)	$(803)	$(1,083)	$1,892
State taxes, net of federal benefit	3	2	3
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(1,767)	(808)	(2,580)
Nondeductible equity-based compensation expenses	542	816	695
Valuation allowance in U.S.	157	984	583
Other	-	(2)	1

	$(1,868)	$(92)	$594

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2018	2017

Reserves and accruals	$284	$1,202
Equity-based compensation	1,621	922
Intangible assets	184	320
Carryforward tax losses	6,715	4,368
Other	858	229

Total deferred tax assets	9,662	7,041
Valuation allowance	(6,082)	(5,998)

Total deferred tax assets	3,580	$1,043

Deferred tax liabilities, net
Acquired intangible assets	195	565
Acquired carryforward tax losses	(44)	(141)

Total deferred tax liabilities, net	$151	$424

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $6,082 and $5,998 was recognized as of December 31, 2018 and 2017, respectively.

In 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law in the U.S. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. In accordance with ASC 740, the Company recorded $2,500 of deferred tax expense in connection with the remeasurement of certain deferred tax assets and liabilities.  This was fully offset by a valuation allowance. Accordingly, there was no net impact on the Company’s income tax expense for the year ended December 31, 2017. The remaining provisions of the TCJA have no material impact on the Company's results of operations. December 22, 2018 marked the end of the measurement period for purposes of SAB 118, and the Company concluded that no change was required based on its initial assessment.

As of December 31, 2018, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $123,900. Out of total cash, cash equivalents, marketable securities and time deposits of $123,900, $113,100 was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2018	2017	2016

Gross unrecognized tax benefits at January 1,	$1,273	$1,023	$1,711
Decreases in tax positions for previous years	-	(268)	(918)
Increases in tax positions for current year	776	306	396
Increase in tax positions for previous years	-	131	-
Change in interest and linkage related to tax positions	(9)	81	(166)

Gross unrecognized tax benefits at December 31,	$2,040	$1,273	$1,023

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,040 and $1,273 at December 31, 2018 and 2017, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2018 and 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $115 and $68, respectively.

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

DSP Israel’s first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between six to eight years. As of 2018, all those investment programs were no longer entitled to a reduced corporate tax rate.

DSP Israel’s seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2017, the seventh investment program was no longer entitled to a reduced corporate tax rate. The period of tax benefits for the eight investment program commenced in fiscal year 2018 and will continue until the program expiration by the end of 2020.

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

The 2016 Amendment also prescribes special tax tracks for technological enterprises. The new tax tracks under the 2016 Amendment are as follows:

Technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion ($2.7 billion). A technological preferred enterprise, as defined in the Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property. DSP Israel is located in the center of Israel.

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

As of December 31, 2018, DSP Israel believed that it met all the conditions required under the plans, which include, among other things, an obligation to invest certain amounts in property and equipment and an obligation to finance a percentage of investments by share capital.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (23% for 2018) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2018, approximately $57,675 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $6,408 would have been incurred as of December 31, 2018.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprises” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (23% for 2018).

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

The rate of the Israeli corporate tax is as follows: 2016 – 25%, 2017 – 24% and 2018 – 23% Tax rate of 25% applies to capital gains arising after January 1, 2003.

j.

The Company has accumulated losses for federal and state tax purposes as of December 31, 2018 of approximately $19,378 and $2,765, respectively, which may be carried forward and offset against future taxable income for an indefinite period. Accumulated losses generated in taxable year 2017 and earlier can be carried forward for a period of twelve to nineteen years. DSP Israel has no accumulated losses for tax purposes as of December 31, 2018, but has approximately $25,052 of research and development expense, which may be carried forward and offset against future taxable income for an indefinite period.

NOTE 15:-	BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2018	2017	2016
Numerator:

Net income (loss)	$(1,957)	$(3,003)	$4,813

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net earnings (loss) per share (in thousands)	22,512	22,229	21,800
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	1,087

Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	22,512	22,229	22,887

Basic net earnings (loss) per share	$(0.09)	$(0.14)	$0.22

Diluted net earnings (loss) per share	$(0.09)	$(0.14)	$0.21

NOTE 16:-	SEGMENT INFORMATION

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. The Company combined the home gateway and home automation products into a single product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total consolidated revenues and amounted to 45%, 54% and 57% of the Company’s total revenues for 2018, 2017 and 2016, respectively, and (ii) revenues from the Company’s SmartHome products amounted to 12%, 14% and 12% of our total revenues for 2018, 2017 and 2016, respectively.

Office - Comprehensive solution for Voice-over-IP (VoIP) office products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. Revenues from the Company’s VoIP products represented 33%, 28% and 19% of the Company’s total revenues for 2018, 2017 and 2016, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total consolidated revenues for the years 2018, 2017 and 2016.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s voice recognition, noise suppression and voice quality enhancement HDClear technology. Revenues derived from all products in the SmartVoice segment represented 12% of the Company’s total revenues for 2016, but did not exceed 10% of the Company’s total revenues for 2018 or 2017. No individual product in the SmartVoice segment exceeded 10% of the Company’s total revenues for the years 2018, 2017 and 2016.

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

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the year ended December 31, 2018, 2017 and 2016:

	Year ended December 31
	Revenues			Income (loss) from operations
	2018	2017	2016	2018	2017	2016
Home	$67,741	$85,021	$95,388	$14,206	$16,256	$17,715
Office	$38,817	$34,879	$26,590	$12,147	$9,105	$(2,961)
SmartVoice	$10,880	$4,853	$15,891	$(21,476)	$(20,798)	$(5,190)
Total	$117,438	$124,753	$137,869	$4,877	$4,563	$9,564

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2018	2017	2016
Income from operations	$4,877	$4,563	$9,564
Unallocated corporate, general and administrative expenses*	(2,013)	(1,766)	(1,388)
Other income	-	-	2,549
Equity-based compensation expenses	(6,804)	(5,861)	(5,088)
Intangible assets amortization expenses	(1,700)	(1,700)	(1,457)
Financial income, net	1,815	1,669	1,227
Total consolidated income (loss) before taxes	$(3,825)	$(3,095)	$5,407

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information

The following is a summary of operations within geographic areas based on customer locations:

	Year ended December 31,
	2018	2017	2016
Revenue distribution

Hong-Kong	$36,666	$46,119	$56,768
Japan	14,284	16,567	18,440
Europe	9,022	9,882	9,703
United States	5,876	4,927	4,696
China	16,107	16,096	10,244
Taiwan	23,940	22,442	16,428
South Korea	7,341	4,190	17,503
Other	4,202	4,530	4,087

	$117,438	$124,753	$137,869

For a summary of revenues from major customers, please see Note 1.

The following is a summary of long-lived assets within geographic areas based on the assets’ locations:

	December 31,
	2018	2017
Long-lived assets

Europe	$146	$144
Israel	1,786	2,017
Other	816	1,023

	$2,748	$3,184

NOTE 17:-	SUBSEQUENT EVENT

In February 2019, the Company's Board of Directors authorized an increase of the Company’s existing share buyback program to an aggregate of $10 million dollar, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2018, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B. OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Stockholders to be held on June 6, 2019.

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

Description:
Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
Consolidated Balance Sheets as of December 31, 2018, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:
Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2018.

List of Exhibits:

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2015, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, effective as of August 2, 2018 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018, and incorporated herein by reference).

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

10.7

Amended and Restated 1998 Non-Officer Employee Stock Option Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference). ††

10.8

Non-Exclusive Distribution Agreement between the Registrant and Nexty Electronics Corporation as amended on October 12, 2000 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

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

10.31	2018 Performance-Based Bonus Plan applicable for the Chief Executive Officer and Chief Financial Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on March 16, 2018, and incorporated herein by reference). ††

10.32	2019 Performance-Based Bonus Plan applicable for the Chief Executive Officer and Chief Financial Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on February 14, 2019, and incorporated herein by reference). ††

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K. * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ Ofer Elyakim
Ofer Elyakim
Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2019

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

Signature	Title	Date

/s/ Kenneth H. Traub	Chairman of the Board
Kenneth H. Traub		March 11, 2019

/s/ Ofer Elyakim	Chief Executive Officer (Principal
Ofer Elyakim	Executive Officer) and Director	March 11, 2019

/s/ Dror Levy	Chief Financial Officer and Secretary
Dror Levy	(Principal Financial Officer and Principal Accounting Officer)	March 11, 2019

/s/ Thomas A. Lacey	Director
Thomas A. Lacey		March 11, 2019

Signature	Title	Date

/s/ Cynthia Paul	Director
Cynthia Paul		March 11, 2019

/s/ Gabi Seligsohn	Director
Gabi Seligsohn		March 11, 2019

/s/ Yair Seroussi	Director
Yair Seroussi		March 11, 2019

/s/ Norman Taffe	Director
Norman Taffe		March 11, 2019

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2016: Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2017: Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2018: Allowance for doubtful accounts Sales returns reserve	-	-	-