Form 10-Q
period 2019-03-31
DSP GROUP INC /DE/
filed 2019-05-10
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-35256

___________

DSP GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2683643
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
2055 Gateway Place, Suite 480, San Jose, California	95110

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 986-4300

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 per share	DSPG	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of May 2, 2019, there were 22,714,916 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,390	$12,146
Restricted deposit	1,078	493
Marketable securities and short-term deposits	31,141	35,713
Trade receivables	15,636	13,475
Other accounts receivable and prepaid expenses	3,872	3,670
Inventories	9,278	9,819

TOTAL CURRENT ASSETS	72,395	75,316

PROPERTY AND EQUIPMENT, NET	5,105	2,748

NON-CURRENT ASSETS:
Long-term marketable securities	76,473	75,538
Operating leases	11,972	-
Long-term prepaid expenses and lease deposits	1,306	1,229
Deferred income taxes	4,090	3,580
Severance pay fund	14,800	14,158
Intangible assets, net	974	1,078
Goodwill	6,243	6,243

	115,858	101,826
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$193,358	$179,890

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$8,176	$9,579
Accrued compensation and benefits	7,112	8,255
Income tax accruals and payables	1,606	1,404
Operating lease liability	1,885	-
Accrued expenses and other accounts payable	2,787	3,461

TOTAL CURRENT LIABILITIES	21,566	22,699

NON-CURRENT LIABILITIES:
Deferred income taxes	142	151
Accrued severance pay	15,028	14,348
Operating lease liability	10,394	-
Accrued pensions	815	827

TOTAL NON-CURRENT LIABILITIES	26,379	15,326

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at March 31, 2019 and December 31, 2018;
Issued and outstanding shares: 22,700,800 and 22,265,971 shares at March 31, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	380,777	378,855
Treasury stock at cost	(117,968)	(122,325)
Accumulated other comprehensive loss	(1,525)	(2,324)
Accumulated deficit	(115,894)	(112,363)

TOTAL STOCKHOLDERS’ EQUITY	145,413	141,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,358	$179,890

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2019	2018

Revenues	$28,276	$28,111
Cost of revenues (1)	13,820	14,397

Gross profit	14,456	13,714
Operating expenses:
Research and development, net (2)	8,922	8,998
Sales and marketing (3)	4,483	4,068
General and administrative (4)	2,555	2,581
Intangible assets amortization	104	425
Total operating expenses	16,064	16,072
Operating loss	(1,608)	(2,358)
Financial income, net	313	396
Loss before taxes on income	(1,295)	(1,962)
Income tax benefit	229	209

Net loss	$(1,066)	$(1,753)
Net loss per share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Weighted average number of shares used in per share computations of net earnings
Basic	22,542	22,678
Diluted	22,542	22,678

(1)	Includes equity-based compensation expense in the amount of $115 and $98 for the three months ended March 31, 2019 and 2018, respectively.
(2)	Includes equity-based compensation expense in the amount of $750 and $652 for the three months ended March 31, 2019 and 2018, respectively.
(3)	Includes equity-based compensation expense in the amount of $402 and $406 for the three months ended March 31, 2019 and 2018, respectively.
(4)	Includes equity-based compensation expense in the amount of $638 and $543 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (U.S. dollars in thousands)

	Three months ended March 31,
	2019	2018

Net loss:	$(1,066)	$(1,753)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized gains (losses)	751	(662)
Reclassification adjustments for (gains) losses included in net loss	47	(2)

Net change	798	(664)
Cash flow hedges:
Changes in unrealized gains (losses)	105	-
Reclassification adjustments for (gains) losses included in net loss	(83)	-

Net change	22	-

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	4	5

Net change	4	5

Foreign currency translation adjustments, net	(25)	16

Other comprehensive income (loss)	799	(643)

Net comprehensive loss	$(267)	$(2,396)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:

Net loss	$(1,066)	$(1,753)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	330	429
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	1,905	1,699
Realized losses (gains) from sale of marketable securities, net	47	(2)
Capital loss from sale and disposal of property and equipment	10	-
Amortization of intangible assets	104	425
Exchange rates differences resulting from the new lease accounting standard (ASC 2016-02)	307	-
Accrued interest and amortization of premium on marketable securities and deposits	50	221
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(522)	(82)
Trade receivables, net	(2,171)	(2,472)
Other accounts receivable and prepaid expenses	(58)	(2)
Inventories	534	997
Long-term prepaid expenses and lease deposits	(77)	(54)
Trade payables	(2,298)	(1,012)
Accrued compensation and benefits	(164)	(968)
Income tax accruals	202	(175)
Accrued expenses and other accounts payable	(666)	(574)
Accrued severance pay, net	39	(61)
Accrued pensions	8	10

Net cash used in operating activities	(3,486)	(3,374)

Cash flows from investing activities:

Purchase of marketable securities	(9,931)	(3,277)
Proceeds from maturity of marketable securities	8,545	1,855
Proceeds from sales of marketable securities	4,150	500
Proceeds from redemption of short-term deposits	1,572	-
Purchases of property and equipment	(1,944)	(250)
Other investing activities	-	(104)
Proceeds from sale of property and equipment	9	-

Net cash provided by (used in) investing activities	$2,401	$(1,276)

	Three months ended March 31,
	2019	2018
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$938	$155
Purchase of treasury stock	-	(1,210)

Net cash provided by (used in) financing activities	938	(1,055)

Decrease in cash and cash equivalents	(147)	(5,704)
Cash and cash equivalents at the beginning of the year	12,639	21,848
Cash (erosion) due to exchange rate differences	(24)	18

Cash and cash equivalents at the end of the year	$12,468	$16,162

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended March 31, 2018	Number of common stock	Common stock	Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(104,842)	$(1,874)	$146,950
Net loss	-	-	-	-	(1,753)	-	(1,753)
Cumulative effect adjustment on retained earnings **)	-	-	-	-	94	-	94
Change in accumulated other comprehensive income	-	-	-	-	-	(643)	(643)
Purchase of treasury stock	(102)	*)-	-	(1,255)	-	-	(1,255)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	119	*)-	-	1,169	(166)	-	1,003
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	279	1	-	2,752	(2,598)	-	155
Equity-based compensation	-	-	1,699	-	-	-	1,699
Balance at March 31, 2018	22,729	$23	$373,740	$(115,731)	$(109,265)	$(2,517)	$146,250
Three Months Ended March 31, 2019
Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(112,363)	$(2,324)	$141,865
Net loss	-	-	-	-	(1,066)	-	(1,066)
Change in accumulated other comprehensive income	-	-	-	-	-	799	799
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	102	*)-	-	1,023	(51)	-	972
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	333	1	17	3,334	(2,414)	-	938
Equity-based compensation	-	-	1,905	-	-	-	1,905
Balance at March 31, 2019	22,701	$23	$380,777	$(117,968)	$(115,894)	$(1,525)	$145,413

(*)	Represents an amount lower than $1.

(**)	Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2018.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2019, have been applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below:

Recently Issued and Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note B- Operating Leases.

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated balance sheets, statements of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2018-13 allows for early adoption in any interim period after issuance of the update. The adoption of ASU 2018-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted, including adoption in any interim period. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and do not expect the adoption to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which improves disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. Entities are to apply this standard on a retrospective basis for all periods presented. The Company is currently evaluating the impact that ASU 2018-14 will have on the Company’s consolidated financial statements and related disclosures.

Significant Accounting Policies- Leases

Effective as of January 1, 2019, the Company adopted Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, the Company’s assessment on whether a contract was or contains a lease, and initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $12.5 million and operating lease liabilities of $12.5 million. The adoption did not impact the Company’s beginning retained earnings (accumulated deficit), or its prior year condensed consolidated statements of income and statements of cash flows.

The Company determines if an arrangement is a lease at inception.  The Company assessment is based on: (1) whether the contract includes an identified asset, (2) whether the Company obtains substantially all of the economic benefits from the use of the asset throughout the period of use, and (3) whether the Company has the right to direct how and for what purpose the identified asset is used throughout the period of use.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any one of these criteria. Since all of the Company’s lease contracts do not meet any one of the criteria above, the Company concluded that all of its lease contracts should be classified as operation leases. ROU assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company used the assistance of a third party valuation firm to determine the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

NOTE B— Operating Leases

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2019 and 2030. Many leases include one or more options to renew. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement date. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease cost during the three months ended March 31, 2019 was $742. The same amount represented the total Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2019.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

March 31, 2019

Weighted-average remaining lease term – operating leases (in years)	8.26
Weighted-average discount rate – operating leases	4.96%

As of March 31, 2019, the Company’s lease liabilities were as follows:

Operating Leases

Gross lease liabilities	$15,434

Less: imputed interest	(3,155)

Present value of lease liabilities	12,279
Less: current portion of lease liabilities	(1,885)
Total long-term lease liabilities	$10,394

NOTE c—INVENTORIES

Inventories are stated at the lower of cost or market value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Work-in-process	$4,849	$4,993
Finished goods	4,429	4,826

	$9,278	$9,819

For the three months ended March 31, 2019, the Company recorded $93 of income due to the utilization of inventory that was written off in the past.

Inventory write-off amounted to $49 for the three months ended March 31, 2018.

NOTE d—NET LOSS PER SHARE

Basic net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net loss per share further include the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with FASB ASC No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2019	2018
	(Unaudited)

Net loss	$(1,066)	$(1,753)
Loss per share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	22,542	22,678
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	22,542	22,678

NOTE e — MARKETABLE SECURITIES and time deposits

The Company accounts for investments in marketable securities in accordance with FASB ASC No.320-10 “Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in government and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at March 31, 2019 and December 31, 2018:

	Amortized cost		Unrealized losses, net		Fair value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	6,887	$8,349	-	-	$6,887	$8,349
Long-term deposits	5,159	5,130	-	-	5,159	5,130
U.S. GSE securities	17,501	21,550	(140)	(253)	17,361	21,297
Corporate obligations	78,902	77,857	(695)	(1,382)	78,207	76,475

	$108,449	$112,885	$(835)	$(1,635)	$107,614	$111,251

The amortized cost of marketable debt securities and term deposits at March 31, 2019, by contractual maturities, is shown below (unaudited):

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$24,286	$8	$(40)	$24,254
Due after one year to five years	72,117	58	(861)	71,314

	$96,403	$66	$(901)	$95,568

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of March 31, 2019, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

The total fair value of marketable securities with outstanding unrealized losses as of March 31, 2019 amounted to $74,836, while the unrealized losses for these marketable securities amounted to $901.Of the $901 unrealized losses outstanding as of March 31, 2019, a portion of which in the amount of $835 relate to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $66 relate to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the three months ended March 31, 2019 and 2018 were $8,545 and $1,855, respectively. Proceeds from sales of available-for-sale marketable securities during the three months ended March 31, 2019 and 2018 were $4,150 and $500, respectively. Net realized losses from the sale of available-for-sale securities for the three months ended March 31, 2019 were $47 compared to net realized gains for the three months ended March 31, 2018 of $2. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $2,283 and $2,040 at March 31, 2019 and December 31, 2018, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At March 31, 2019 and December 31, 2018, the Company had accrued interest and penalties relating to unrecognized tax benefits of $135 and $115, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three months ended March 31, 2019 and 2018, of the Company’s significant customers (unaudited):

	Three months ended March 31,
Major customers/ distributors	2019	2018
Ascend Technology Inc. ¹ ³	27%	26%

VTech Holdings Ltd.	21%	25%

Nexty Electronics Corporation (previously named Tomen Electronics Corporation)¹ ²	10%	11%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; however, none of those customers accounted for more than 10% of the Company’s total revenues for the three months periods ended March 31, 2019 and 2018.

³ Ascend Technology sells the Company’s products to a limited number of customers. One of those customers, Cisco Systems, Inc., accounted for 10% and 8% of the Company’s total revenues for the three months periods ended March 31, 2019 and 2018.

NOTE h—DERIVATIVE INSTRUMENTS

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

As of March 31, 2019, the Company had no outstanding option contracts and had foreign exchange forward contracts in the amount of $600. These hedging contracts do not contain any credit-risk-related contingency features. See Note L for information on the fair value of hedging contracts.

The fair value of derivative assets and derivative liabilities were $19 and $0, respectively, at March 31, 2019. The Company recorded a net amount of $19 in other accounts receivable and prepaid expenses in the condensed consolidated balance sheet at March 31, 2019.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2019 that resulted from the above referenced hedging transactions was $65, $7 and $11, respectively.

The fair value of the outstanding derivative instruments at March 31, 2019 and December 31, 2018 is summarized below (unaudited):

		Fair Value of Derivative Instruments
Derivative Assets (Liabilities)	Balance Sheet Location	March 31, 2019	December 31, 2018
		Unaudited	Audited

Foreign exchange forward and option contracts	Other accounts receivable and prepaid expenses (other accounts payable)	$19	$(3)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three months ended March 31, 2019 and 2018 is summarized below:

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended March 31,
	Unaudited
	2019	2018

Foreign exchange forward and option contracts	$105	$-

	Gains (losses) reclassified from OCI into income
		for the three months ended March 31,
		Unaudited
	Location	2019	2018

Foreign exchange forward and option contracts	Operating expenses	$83	$-

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

NOTE j—EQUITY-BASED COMPENSATION

Grants for the three months ended March 31, 2019 and March 31, 2018:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended March 31, 2019 and 2018 was $11.61 and $11.27 per share, respectively (using the weighted average pre vest cancellation rate of 3.25% and 3.70% for the three months ended March 31, 2019 and 2018, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and stock appreciation rights (“SARs”) granted during the three months ended March 31, 2019 and 2018 was $3.41 and $4.75 per stock option and SARs, respectively, using the binomial model with the following weighted-average assumptions (annualized percentages) (unaudited):

	Three months ended March 31,
	2019	2018
Volatility	32.29%	46.24%
Risk-free interest rate	2.16%	2.40%
Dividend yield	0%	0%
Pre-vest cancellation rate	4.63%	2.29%
Post-vest cancellation rate	2.28%	3.40%
Suboptimal exercise factor	1.229	1.61

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for stock options and SARs granted during the three months ended March 31, 2019 and 2018 derived from the binomial model was 4.92 and 6.27 years, respectively.

Employee stock benefit plans

As of March 31, 2019, the Company had two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of March 31, 2019, approximately 377,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and 198,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans (unaudited):

	Number of Options/SARs/ RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (*)
	in thousands			in thousands
Outstanding at December 31, 2018	1,831	$4.59
Options granted	10	12.61
RSUs granted	630	-
Options / SARs / RSUs cancelled/forfeited/expired	(38)	1.98
Options / SARs exercised and RSUs vested	(341)	$3.05
Outstanding at March 31, 2019 (1)	2,092	$3.55	4.60	$22,013
Exercisable at March 31, 2019 (2)	632	$9.61	4.45	$2,818

(*) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on March 31, 2019 ($14.07 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of approximately 2,008,000 shares of the Company’s common stock as of March 31, 2019. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of approximately 595,000 shares of the Company’s common stock as of March 31, 2019.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at March 31, 2019 with exercise prices above $14.07 per share (the closing price of the Company’s common stock on March 31, 2019) is as follows (unaudited):

	Exercisable		Unexercisable		Total
Exercise prices	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $14.07	632	$9.61	1,460	$0.92	2,092	$3.55
Above $14.07	-	$-	-	$-	-	$-
Total	632	$9.61	1,460	$0.92	2,092	$3.55

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2019 and 2018 totaled $1,905 and $1,699, respectively.

As of March 31, 2019, there was $10,769 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2019 through 2023.

NOTE k—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the three months ended March 31, 2019 and 2018 are as follows (unaudited):

	March 31,
	2019	2018
Components of net periodic benefit cost:
Service cost and amortization of loss	$5	$6
Interest cost	4	4

Net periodic benefit cost	$9	$10

The net pension liability as of March 31, 2019 amounted to $815.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 (unaudited):

	Balance as of	Fair value measurements
	March 31, 2019	Level 1	Level 2	Level 3
Description
Assets:
Cash equivalents:
Money market mutual funds	$612	$612	-	-

Short-term marketable securities:
Corporate debt securities	$22,866	-	$22,866	-
U.S. GSE securities	$1,388		$1,388

Long-term marketable securities:
U.S. GSE securities	$15,973	-	$15,973	-
Corporate debt securities	$55,341	-	$55,341	-

Derivative assets	$19	-	$19	-

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018.

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at March 31, 2019 due to the short-term maturity of these instruments.

NOTE m—STOCKHOLDERS’ EQUITY

During the first three months of 2019, the Company did not repurchase any shares of common stock. As of March 31, 2019, 794,913 shares of common stock, calculated based on the share price of our common stock at the inception of the board authorization, remained authorized for repurchase under the Company's board-authorized share repurchase program.

Repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity.  The Company reissues treasury shares pursuant to its stock purchase plan, upon exercise of options and upon vesting of restricted stock units. Reissuance of treasury shares is accounted for in accordance with ASC No. 505-30 whereby gains are credited to additional paid-in capital and losses are charged to additional paid-in capital to the extent that previous net gains are included therein; otherwise losses are charged to retained earnings (accumulated deficit).

During the first three months of 2019, the Company issued approximately 795,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

NOTE N—SEGMENT INFORMATION

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

The Company's operating segments are as follows: Home, Unified Communications and SmartVoice. The classification of the Company’s business segments is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. Prior to fiscal year 2019, the Unified Communications segment was titled the Office segment.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions.  During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues and amounted to 37% and 50% of the Company’s total revenues for the first three months of 2019 and 2018, respectively, and (ii) revenues from smart home products amounted to 15% of the Company’s total revenues for both the first three months of 2019 and 2018.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications.  Revenues from the Company’s Unified Communications products represented 33% and 30% of its total revenues for the first three months of 2019 and 2018, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of the Company’s total revenues for both the first three months of 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues from the Company’s HDClear products represented 15% and 6% of the Company’s total revenues for the first three months of 2019 and 2018, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of the Company’s total consolidated revenues for both the first three months of 2019 and 2018.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2019 and 2018 (unaudited):

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2019	2018	2019	2018

Home	$14,730	$18,181	$4,071	$3,807
Unified Communications	9,409	8,353	2,855	2,152
SmartVoice	4,137	1,577	(6,063)	(5,674)

Total	$28,276	$28,111	$863	$285

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows (unaudited):

	Three months ended March 31,
	2019	2018

Loss from operations	$863	$285
Unallocated corporate, general and administrative expenses	(462)	(519)
Equity-based compensation expenses	(1,905)	(1,699)
Intangible assets amortization expenses	(104)	(425)
Financial income, net	313	396

Total consolidated loss before taxes	$(1,295)	$(1,962)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2019 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(1,633)	$(3)	$(361)	$(327)	$(2,324)
Other comprehensive income (loss) before reclassifications	751	105	-	(25)	831
Losses (gains) reclassified from accumulated other comprehensive income (loss)	47	(83)	4	-	(32)

Net current period other comprehensive income (loss)	798	22	4	(25)	799

Ending balance	$(835)	$19	$(357)	$(352)	$(1,525)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income

Losses on available-for-sale marketable securities	$47	Financial income, net
	-	Provision for income taxes
	47	Total, net of income taxes
Gains on cash flow hedges
	(65)	Research and development
	(7)	Sales and marketing
	(11)	General and administrative
	(83)	Total, before income taxes
	-	Provision for income taxes

	-	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	1	Sales and marketing

	4	Total, before income taxes

	-	Provision for income taxes

	4	Total, net of income taxes

Total reclassifications for the period	$(32)	Total, net of income taxes

NOTE P—GOVERNMENT GRANTS

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

The Company recorded grants in the amount of $0.4 and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our expectation that revenues from our growth initiatives, primarily Unified Communications and SmartVoice products, will continue to increase in 2019 and expect such revenues to represent two thirds of our total revenues for 2019;

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

●	Our belief that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2019;

●

Our belief that the market will remain price sensitive for 2019 for our traditional cordless telephony products and expect that price erosion and the decrease in the average selling prices of such products to continue; and

●	Our belief that our available cash and cash equivalents at March 31, 2019 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our Home segment consists of cordless telephony products and SmartHome products, comprised of our home gateway and home automation products. Our Unified Communications segment consists of a comprehensive set of solutions for Unified Communications (VoIP office products). Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

We are seeing evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our growth initiative products and a number of such new products have begun mass shipments.  For the first quarter of 2019, revenues from our growth initiatives, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $17.7 million and accounted for 63% of our total revenues, as compared to 50% of our total revenues for the first three months of 2018, and represented an increase of 26% year-over-year. Revenues from our Unified Communications products represented 33% of our total revenues for the first quarter 2019, as compared to 30% of our total revenues for the first quarter of 2018. Revenues from our SmartVoice products represented 15% of our total revenues for the first quarter of 2019, as compared to 6% of our total revenues for the first quarter of 2018. Revenues from SmartHome products accounted for 15% of our first quarter revenues for both 2019 and 2018. Year-over-year, the Unified Communications segment grew 13%, revenues from the SmartVoice segment grew 162% and revenues from SmartHome products grew 2%. Based on a strong pipeline of design wins, our current mix of growth initiative products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our growth initiatives, primarily related to Unified Communications and SmartVoice products, to increase in 2019 as compared to 2018, and expect such revenues to represent two thirds of our total revenues for 2019. Nevertheless, we expect near term softness in our Unified Communications segment due to inventory adjustments by VoIP customers.

Our revenues were $28.3 million for the first three months of 2019, a 1% increase compared to the corresponding period of 2018. The increase for the first quarter of 2019 was primarily as a result of an increase in sales of our Unified Communications and SmartVoice products, partially offset by decreased sales of our digital cordless products. Revenue derived from cordless telephony products represented 37% of our total revenues for the first quarter of 2019, as compared to 50% of our total revenues for the first quarter of 2018, and declined by 25% in the first quarter of 2019 as compared to the same period in 2018.

Our gross margin increased to 51.1% of our total revenues for the first quarter of 2019 from 48.8% for the first quarter of 2018, primary due to (i) an improvement in direct contribution and production yield of certain of our products, (ii) a change in the mix of products sold and mix of customers, and (iii) lower inventory provisions for the first three months of 2019 as compared to the first three months of 2018. We anticipate that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of our growth initiatives, which generally have higher gross margins.

Our operating loss was $1.6 million for the first quarter of 2019, as compared to an operating loss of $2.4 million for the first quarter of 2018. The decrease in our operating loss is attributable to an increase in total revenues and gross margins for the first three months of 2019, as compared to the corresponding period of 2018.

Our operating expenses remained at a level of $16.1 million for the first quarters of 2019 and 2018.

Notwithstanding our success in increasing our revenues from growth initiatives and increasing our gross margin as a percentage of our total revenues, we expect that our financial condition will continue to be challenged by the expected continued decline of the cordless telephony market. A significant percentage of our revenues continues to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

As of March 31, 2019, our principal source of liquidity consisted of cash and cash equivalents of $11.4 million and marketable securities and time deposits of $107.6 million, totaling $119.0 million.

RESULTS OF OPERATIONS

The following table represents our total revenues and our revenues by product family for the three month periods ended March 31, 2019 and 2018 (dollars in millions):

	Three months ended March 31,
	2019	2018	Change
Total revenues (1)	$28.3	$28.1	1%
Cordless (2)	$10.6	$14.1	(25%)
Percentage of total revenues	37%	50%
SmartHome (3)	$4.2	$4.1	2%
Percentage of total revenues	15%	15%
Unified Communications (4)	$9.4	$8.4	13%
Percentage of total revenues	33%	30%
SmartVoice (5)	$4.1	$1.6	162%
Percentage of total revenues	15%	6%
1.

The increase in revenues for the first quarter of 2019 as compared to the same period in 2018 was primarily as a result of increased sales of our Unified Communications and SmartVoice products, offset to some extent by a decrease in sales of our cordless products.

2.	The decrease in cordless revenues for the first quarter of 2019 as compared to the same period in 2018 was mainly attributable to decreased demand from our customers in all markets.
3.	The increase of our SmartHome product sales for the comparable periods is attributable to an increase in customer demand mostly for home gateway products.
4.	The increase in our Unified Communications product sales for the comparable periods is mainly attributable to a growth in market demand for our Unified Communications products that resulted from the growth of our market share within this market.

5.	The increase in our SmartVoice product sales for the comparable periods was attributable to an increased number of customers and designs in that segment.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended March 31,
	2019	2018
United States	$1,329	$988
Japan	3,045	3,364
Europe	2,172	2,571
Hong-Kong	7,649	9,736
China	4,410	2,671
Taiwan	6,410	5,778
South Korea	2,506	1,469

Other	755	1,534

Total revenues	$28,276	$28,111

Sales to our customers in the United States increased for the first quarter of 2019, as compared to the same period of 2018, representing an increase of 35% in absolute dollars. The increase in our sales to the United States for the comparable periods resulted mainly from an increase in sales to one of our U.S. customers.

Sales to our customers in Japan decreased for the first quarter of 2019, as compared to the same period of 2018, representing a decrease of 9% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales to the Japanese domestic market.

Sales to our customers in Europe decreased for the first quarter of 2019, as compared to the same period of 2018, representing a decrease of 16% in absolute dollars. The decrease in our sales to Europe for the comparable periods resulted mainly from a decrease in sales to one of our German customers.

Sales to our customers in Hong Kong decreased for the first quarter of 2019, as compared to the same period of 2018, representing a decrease of 21% in absolute dollars, resulting mainly from a decrease in sales to our customer VTech Holdings Ltd. (“VTech”), representing a 15% decrease in sales in the comparable periods.

Sales to our customers in China increased for the first quarter of 2019, as compared to the same period of 2018, representing an increase of 65% in absolute dollars. The increase in our sales to China for the comparable periods resulted mainly from an increase in demand from our customers, as well as an increase in the number of our Chinese customers, especially sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd, one of China’s top mobile OEMs.

Sales to our customers in Taiwan increased for the first quarter of 2019, as compared to the same period of 2018, representing an increase of 11% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”), representing an 11% increase in sales for the comparable periods. The increase in sales to Ascend Technology resulted mainly from an increase in sales to Cisco Systems, Inc (“Cisco”).

Sales to our customers in South Korea increased for the first quarter of 2019, as compared to the same period of 2018, representing an increase of 70% in absolute dollars, resulted mainly from an increase in sales to our tier one customer in the SmartVoice segment.

Sales to other customers decreased for the first quarter of 2019, as compared to the same period of 2018, representing a decrease of 51% in absolute dollars. The decrease in our sales to other customers for the comparable periods resulted mainly from a decrease in sales to our customer in Brazil.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three month periods ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
VTech	21%	25%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three month periods ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Nexty Electronics (1)	10%	11%

Ascend Technology (2)	27%	26%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; however, none of those customers accounted for more than 10% of our total revenues for the first quarter of 2019 or 2018.

(2)	Ascend Technology sells our products to a limited number of customers; one of those customers, Cisco, accounted for 10% and 8% of our total revenues for the first quarter of 2019 or 2018.

Significant products. Revenues from our digital cordless telephony products represented 37% and 50% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2019.

Revenues from our Unified Communications products represented 33% and 30% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.

Revenues from our SmartVoice products represented 15% and 6% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. Revenues from our SmartHome products represented 15% of our total revenues for both the three months ended March 31, 2019 and 2018.

Gross profit. Gross profit as a percentage of revenues was 51.1 % for the first quarter of 2019 and 48.8% for the first quarter of 2018. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, (ii) a change in the mix of products sold and mix of customers, and (iii) lower inventory provisions in the first three months of 2019 as compared to the same period in 2018.

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

Research and development expenses, net. Our research and development expenses, net, decreased to $8.9 million for the first quarter of 2019 from $9.0 million for the first quarter of 2018. The decrease for the first quarter of 2019 was mainly due to (i) a decrease in the number of research and development employees in the first quarter of 2019, as compared to the first quarter of 2018, (ii) a decrease in payroll and related expenses due to the devaluation of the Israeli Shekel vs. the U. S. Dollar in the first quarter of 2019, as compared to the first quarter of 2018, and (iii) a decrease in IP and tape-out expenses in the amount of $0.1 million, as compared to the first quarter of 2018. These decreases were partially offset by (i) a decrease in funding received from the Israeli Innovation Authority (“IIA”) in the amount of $0.2 million, as compared to the first quarter of 2018, (ii) an increase in labor contractors and subcontractor expenses in an amount of $0.3 million, as compared to the first quarter of 2018, and (iii) an increase in equity-based compensation expenses in an amount of $0.1 million in the first quarter of 2019, as compared to the same period of 2018.

Our research and development expenses, net, as a percentage of our total revenues were 32% for both three months ended March 31, 2019 and 2018.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $4.5 million for the first quarter of 2019 from $4.1 million for the first quarter of 2018. The increase in sales and marketing expenses for the first quarter of 2019, as compared to the comparable period of 2018, was mainly due to an increase in payroll and related expenses for the first quarter of 2019, as compared to the first quarter of 2018, in the amount of $0.5 million, mainly as a result of an increase in the number of sales and marketing employees. This increase was partially offset by a decrease of $0.1 million in sales commissions in the first quarter of 2019, as compared to the same period of 2018.

Our sales and marketing expenses, net, as a percentage of our total revenues were 16% and 14% for the three months ended March 31, 2019 and 2018, respectively. The increase as a percentage of our total revenues for the three months ended March 31, 2019 was mainly due to an increase in sales and marketing expenses for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.6 million for both three month periods ended March 31, 2019 and 2018, respectively.

General and administrative expenses as a percentage of our total revenues were 9% for both three month periods ended March 31, 2019 and 2018.

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

Our operating segments are as follows: Home, Unified Communications and SmartVoice. The classification of our business segments is based on a number of factors that our management uses to evaluate, view and run the company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. We recently combined the home gateway and home automation products into a single product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total consolidated revenues and amounted to 37% and 50% of our total revenues for the first three months of 2019 and 2018, respectively, and (ii) revenues from SmartHome products amounted to 15% of our total revenues for both the first three months of 2019 and 2018.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes low-cost VoIP terminals with converged voice and data applications. VoIP products in the Unified Communications segment represented 33% and 30% of our total revenues for the first three months of 2019 and 2018, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of our total consolidated revenues for the first three months of 2019 and 2018. Prior to fiscal year 2019, the Unified Communications segment was titled the Office segment.

SmartVoice - Products for the SmartVoice market that provides voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate our voice recognition, noise suppression and voice quality enhancement HDClear technology. Revenues from our HDClear products represented 15% and 6% of our total revenues for the first three months of 2019 and 2018, respectively. No revenues derived from other products in the SmartVoice segment exceeded 10% of our total consolidated revenues for both the first three months of 2019 and 2018.

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

Selected operating results information for each business segment was as follows for the three months ended March 31, 2019 and 2018:

	Revenues		Income (loss) from operations
	Three months ended March 31,
	2019	2018	2019	2018

Home	$14,730	$18,181	$4,071	$3,807
Unified Communications	9,409	8,353	2,855	2,152
SmartVoice	4,137	1,577	(6,063)	(5,674)

Total	$28,276	$28,111	$863	$285

Sales to our customers in the home segment decreased for the first three months of 2019, as compared to the first three months of 2018, representing a decrease of 19% in absolute dollars. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones over the comparable periods.

Sales to our customers in the Unified Communications segment increased for the first three months of 2019 as compared to the first three months of 2018, representing an increase of 13% in absolute dollars. The increase in sales in the Unified Communications segment for the comparable periods was mainly due to an increase in our market share of VoIP products.

Sales to our customers in the SmartVoice segment increased for the first three months of 2019 as compared to the first three months of 2018, representing an increase of 162% in absolute dollars. The increase in sales to our customers in the SmartVoice segment for the first three months of 2019 as compared to the first three months of 2018 was mainly due to an increase in sales to a tier one customer and sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd, one of China’s top mobile OEMs. The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the first three months of 2019 and 2018, we recorded an expense of $0.1 million and $0.4 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. The above mentioned decrease is attributable to the cessation of amortization of intangible assets related to our acquisition of BoneTone Communications in 2011.

Financial income, net. Financial income, net, amounted to $0.3 million and $0.4 million for the three month periods ended March 31, 2019 and 2018, respectively. The decrease in financial income, net, resulted mainly from exchange rate differences due to the new lease accounting standard (ASC 2016-02), in the amount of $0.3 million, offset to some extent by an increase in marketable securities and deposits interest for the three months period ended March 31, 2019, compared to the three months period ended March 31, 2018, due to an increase in interest rates.

Provision for income taxes. We had $0.2 million income tax benefit for both the first quarter of 2019 and 2018.

The income tax benefit for the first quarter of 2019 was attributable to (i) income in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and to equity-based compensation expenses and (ii) income in the amount of $0.1 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses. The income tax benefit for the first quarter of 2018 was mainly attributable to income in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first three months of 2019, we used $3.5 million of cash and cash equivalents for our operating activities, as compared to $3.4 million of cash used in operating activities for the first quarter of 2018. The increase in net cash used for operating activities for the first three months of 2019, as compared to the first three months of 2018, was mainly as a result of an increase in working capital needed for the first three months of 2019 as compared to 2018, offset to some extent by a decrease in net loss for the first three months of 2019, as compared to the same period of 2018.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first quarter of 2019, we purchased $9.9 million of marketable securities, as compared to $3.3 million of marketable securities purchased in the first quarter of 2018. During the first quarter of 2019, $8.5 million of marketable securities matured and were called by the issuers, as compared to $1.9 million during the first quarter of 2018. During the first quarter of 2019 and 2018, $4.2 million and $0.5 million, respectively, of marketable securities were sold. During the first quarter of 2019, $1.6 million of short-term deposits matured whereas no short-term deposits matured during the same period in 2018. As of March 31, 2019, the amortized cost of our marketable securities and deposits was $108.4 million and their stated market value was $107.6, representing $0.8 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $1.9 and $0.3 million, for the first three months of 2019 and 2018, respectively. For the first quarter of 2019, the capital investments were related mostly to leasehold improvements for our new Israeli facilities.

Financing activities. No shares of common stock were repurchased during the first three months of 2019. During the first three months of 2018, we paid an aggregate purchase price of $1.2 million to repurchase approximately 98,000 shares of common stock at an average purchase price of $12.31 per share.

In addition, during the first quarter of 2019, we received $0.9 million upon the exercise of employee stock options. During the first quarter of 2018, we received $0.2 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock.  In August 2018, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At March 31, 2019, approximately 0.8 million shares of our common stock, calculated based on the share price of our common stock at the inception of the board authorization, were available for repurchase under our board authorized share repurchase program.

As of March 31, 2019, we had cash and cash equivalents totaling approximately $11.4 million and marketable securities and time deposits of approximately $107.6 million. Out of total cash, cash equivalents and marketable securities of $119.0 million, $108.5 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at March 31, 2019 was approximately $50.8 million, compared to $57.0 million as of March 31, 2018. The decrease in working capital was mainly due to (i) the implementation of the new lease accounting standard (ASC 2016-02), resulting in a new short term liability in amount of $1.9 million, (ii) the repurchase of our common stock in the amount of $11.1 million from March 31, 2018 through March 31, 2019, and (iii) capital equipment purchases in the amount of $2.9 million from March 31, 2018 through March 31, 2019. The abovementioned decreases were offset to some extent by a net cash of $8.6 million generated from operating activities from March 31, 2018 through March 31, 2019. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2019, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to our condensed consolidated financial statements for the period ended March 31, 2019. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See “Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

ITEM 1A. RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 other than (1) changes to the Risk Factor below entitled “We generate a significant amount of our total revenues from the sale of digital cordless telephony products and our business and operating results may be materially adversely affected if we do not continue to succeed in this highly competitive market or if sales within the overall cordless digital market decreases;” (2) changes to the Risk Factor below entitled “We rely significantly on revenue derived from a limited number of customers;” (3) changes to the Risk Factor below entitled “Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business;” (4) changes to the Risk Factor below entitled “Because we have significant operations in Israel, we may be subject to political, economic and other conditions affecting Israel that could increase our operating expenses and disrupt our business;” (5) changes to the Risk Factor below entitled “The tax benefits available to us under Israeli law requires us to meet several conditions, and may be terminated or reduced in the future, which would increase our taxes;” and (6) changes to the Risk Factor below entitled “We are exposed to fluctuations in currency exchange rates.”

In order to sustain the future growth of our business, we must penetrate new markets and our new products must achieve widespread market acceptance but such additional revenue opportunities may not be implemented and may not be achieved.

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products, especially our VoIP, SmartVoice and SmartHome product families. To sustain the future growth of our business, we need to introduce new products as sales of our cordless products continue to decline as expected. We have invested significant resources in pursuing potential opportunities for revenue growth in new product initiatives. We also are exploring opportunities to expand sales of our products in new geographies, including China, South Korea and South America. However, there are no assurances that we will be successful in the development, sales and marketing of our products in these competitive markets. Moreover, there are no assurances that we will recoup our investments made pursuing additional revenue opportunities. Our inability to penetrate such markets and increase our market share in those markets or lack of customer acceptance of those products may harm our business and potential growth.

Because the markets in which we compete are subject to rapid changes, our products may become obsolete or unmarketable.

The markets for our products and services are characterized by rapidly changing technology, short product life cycles, evolving industry standards, changes in customer needs, geo-political influences, demand for higher levels of integration, growing competition and new product introductions. Our future growth is dependent not only on the continued success of our existing products but also successful introduction of new products. Our ability to adapt to changing technology and anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. If our product development and improvements take longer than planned, the availability of our products would be delayed. Any such delay may render our products obsolete or unmarketable, which would have a negative impact on our ability to sell our products and our results of operations. Moreover, if any of our competitors implement new technologies before us, those competitors may be able to provide products that are more effective or with more user-friendly features than ours, possibly at lower prices, which could adversely impact our sales and impact our market share. Our failure to develop and introduce competitive new products that are compatible with industry standards and that satisfy customer requirements, and the failure of our products to achieve broad market acceptance, could have a negative impact on our ability to sell our products and our results of operations.

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

Sales of our digital cordless telephony products comprised 37% of our total revenues for the first quarter of 2019 and 50% for the same period of 2018. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

VTech Holdings Ltd (“VTech”), Panasonic Communications Ltd. (“Panasonic”) through Nexty Electronics, Ltd. (“Nexty Electronics”), Cisco Systems, Inc. (“Cisco”) through Ascend Technology Inc. (“Ascend Technology”) and Samsung Electronics Ltd. (“Samsung”), accounted for approximately 48% and 46% of our total revenues for the first quarter of 2019 and 2018, respectively.

The following table represents our sales from our main customers as a percentage of our total revenues for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Major Customers	2019	2018
VTech	21%	25%

Cisco	10%	*

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

Our products are not sold directly to the end-user; rather, we deliver hardware and software components to OEMs and ODMs who incorporate them into their products. As a result, we rely upon OEMs and ODMs to incorporate our products into their end products at the design stage. Once an OEM designs a competitor’s product into its end product, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. As a result, we may incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own product and without this “design win” it becomes significantly difficult to sell our products. This is especially the case for our SmartVoice product family. Moreover, even after an OEM agrees to design our products into its end products, the design cycle is long and may be delayed or discontinued due to factors beyond our control which may result in the end product incorporating our products not to reach the market until long after the initial “design win” with the OEM or not at all. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our technology, our customers’ financial stability, and our ability to ship products according to our customers’ schedule and specifications. Moreover, the continued uncertainty about the sustainability of the global economic recovery and outlook may further prolong an OEM customer’s decision-making process and design cycle.

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and Unified Communications products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S.  Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 96% of our total revenues for the first quarter of 2019 and 2018, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed.  Some of the risks of doing business internationally include:

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

We currently receive research grants from programs of the IIA. To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses, which in turn may reduce our operating income. As an example, in 2018, the amount of grants approved by the IIA was lower than prior years due to different allocation and methodology that IIA has implemented. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results.

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

The general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities. Moreover, we operate within the semiconductor industry, which experiences significant fluctuations in sales, availability and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at March 31, 2019, 199 of our 324 employees were located in Israel, including 129 out of 192 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (23% for 2019) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 95% and 96% of our total revenues for the first quarter of 2019 and 2018, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2019, we did not repurchase any shares of common stock. The table below sets forth the information with respect to repurchases of our common stock during the first quarter ended March 31, 2019.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (January 1, 2018 to January 31, 2018)	-	-	-	440,622
Month #2 (February 1, 2018 to February 28, 2018)	-	-	-	440,622
Month #3 (March 1, 2018 to March 31, 2018)	-	-	-	794,913 (1)

(1)	The number represents the number of shares of our common stock that remained available for repurchase as of March 31, 2019 under previously authorized share repurchase programs.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2018, our board authorized a $10 million dollar buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the share repurchase program.

At March 31, 2019, 794,913 shares, calculated based on the share price of our common stock at the inception of the board authorization, of our common stock are available for repurchase under our board-authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions.  The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: May 10, 2019	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)