Form 10-Q
period 2019-06-30
DSP GROUP INC /DE/
filed 2019-08-09
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2019, there were 22,921,857 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,197	$12,146
Restricted deposit	1,089	493
Marketable securities and short-term deposits	30,222	35,713
Trade receivables	17,149	13,475
Other accounts receivable and prepaid expenses	3,585	3,670
Inventories	9,193	9,819

TOTAL CURRENT ASSETS	74,435	75,316

PROPERTY AND EQUIPMENT, NET	5,858	2,748

NON-CURRENT ASSETS:
Long-term marketable securities	77,380	75,538
Operating lease right of use	11,937	-
Long-term prepaid expenses and lease deposits	949	1,229
Deferred income taxes	4,879	3,580
Severance pay fund	15,120	14,158
Intangible assets, net	869	1,078
Goodwill	6,243	6,243

	117,377	101,826
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$197,670	$179,890

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$7,990	$9,579
Accrued compensation and benefits	7,778	8,255
Income tax accruals and payables	1,912	1,404
Operating lease liability	2,088	-
Accrued expenses and other accounts payable	3,576	3,461

TOTAL CURRENT LIABILITIES	23,344	22,699

NON-CURRENT LIABILITIES:
Deferred income taxes	135	151
Accrued severance pay	15,310	14,348
Operating lease liability	10,362	-
Accrued pensions	830	827

TOTAL NON-CURRENT LIABILITIES	26,637	15,326

STOCKHOLDERS’ EQUITY:
Capital stock:

Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at June 30, 2019 and December 31, 2018;
Issued and outstanding shares: 22,803,425 and 22,265,971 shares at June 30, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	382,849	378,855
Treasury stock at cost	(116,940)	(122,325)
Accumulated other comprehensive loss	(946)	(2,324)
Accumulated deficit	(117,297)	(112,363)

TOTAL STOCKHOLDERS’ EQUITY	147,689	141,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,670	$179,890

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$29,034	$30,651	$57,310	$58,762
Cost of revenues (1)	14,615	15,598	28,435	29,995
Gross profit	14,419	15,053	28,875	28,767
Operating expenses:
Research and development, net (2)	8,559	8,891	17,481	17,889
Sales and marketing (3)	4,386	3,761	8,869	7,829
General and administrative (4)	2,674	2,669	5,229	5,250
Intangible assets amortization	104	425	208	850
Total operating expenses	15,723	15,746	31,787	31,818
Operating loss	(1,304)	(693)	(2,912)	(3,051)
Financial income	400	403	713	799
Loss before taxes on income	(904)	(290)	(2,199)	(2,252)
Tax benefit	(383)	(2)	(612)	(211)
Net loss	$(521)	$(288)	$(1,587)	$(2,041)
Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.09)
Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.09)

Weighted average number of shares used in per share computations of net loss:
Basic	22,757	22,681	22,650	22,680
Diluted	22,757	22,681	22,650	22,680

(1)

Includes equity-based compensation expense in the amount of $122 and $108 for the three months ended June 30, 2019 and 2018, and $237 and $206 for the six months ended June 30, 2019 and 2018, respectively.

(2)

Includes equity-based compensation expense in the amount of $775 and $701 for the three months ended June 30, 2019 and 2018, respectively; and $1,525 and $1,353 for the six months ended June 30, 2019 and 2018, respectively.

(3)

Includes equity-based compensation expense in the amount of $474 and $265 for the three months ended June 30, 2019 and 2018, respectively; and $876 and $671 for the six months ended June 30, 2019 and 2018, respectively.

(4)

Includes equity-based compensation expense in the amount of $689 and $586 for the three months ended June 30, 2019 and 2018, respectively; and $1,327 and $1,129 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (U.S. dollars in thousands)

	Three months ended June 30,
	2019	2018

Net loss:	$(521)	$(288)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains (losses)	598	(161)
Reclassification adjustments for (gains) losses included in net loss	(3)	38
Net change	595	(123)
Cash flow hedges:
Changes in unrealized gains (losses)	3	(29)
Reclassification adjustments for (gains) losses included in net loss	(23)	9

Net change	(20)	(20)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	4	5

Net change	4	5

Foreign currency translation adjustments, net	-	(43)

Other comprehensive income (loss)	579	(181)

Comprehensive income (loss)	$58	$(469)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (U.S. dollars in thousands)

	Six months ended June 30,
	2019	2018

Net loss:	$(1,587)	$(2,041)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,350	(823)
Reclassification adjustments for losses included in net loss	43	37
Net change	1,393	(786)
Cash flow hedges:
Changes in unrealized gains (losses)	108	(29)
Reclassification adjustments for (gains) losses included in net loss	(105)	9

Net change	3	(20)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	8	10

Net change	8	10

Foreign currency translation adjustments, net	(26)	(28)

Other comprehensive income (loss)	1,378	(824)

Comprehensive loss	$(209)	$(2,865)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(1,587)	$(2,041)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	722	869
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	3,965	3,359
Realized losses from sale of marketable securities, net	43	37
Capital loss from sale and disposal of property and equipment	35	-

Amortization of intangible assets	208	850
Operating lease amortization expenses	950	-
Change in operating lease liability	(437)	-
Accrued interest and amortization of premium on marketable securities and deposits	24	356
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(1,315)	(268)
Trade receivables, net	(3,678)	(3,234)
Other accounts receivable and prepaid expenses	414	(47)
Inventories	624	1,030
Long-term prepaid expenses and lease deposits	80	(78)
Trade payables	(1,720)	1,195
Accrued compensation and benefits	497	317
Income tax accruals	507	(59)
Accrued expenses and other accounts payable	119	(167)
Accrued severance pay, net	-	(67)
Accrued pensions	17	19

Net cash provided by (used in) operating activities	(532)	2,071

Cash flows from investing activities:

Purchase of marketable securities	(16,543)	(14,379)
Purchase of short-term deposits	(3,000)	(3,000)
Proceeds from maturity of marketable securities	13,555	8,455
Proceeds from sales of marketable securities	4,988	4,810
Proceeds from redemption of short-term deposits	5,974	3,000
Proceeds from sale of fixed assets	23	-
Purchases of property and equipment	(3,892)	(778)
Other investing activities	-	(104)

Net cash provided by (used in) investing activities	$1,105	$(1,996)

	Six months ended June 30,
	2019	2018
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,097	$442
Purchase of treasury stock	-	(5,691)

Net cash provided by (used in) financing activities	1,097	(5,249)

Increase (decrease) in cash and cash equivalents	1,670	(5,174)
Cash and cash equivalents at the beginning of the year	12,639	21,848
Erosion due to exchange rate differences	(23)	(25)

Cash and cash equivalents at the end of the year	$14,286	$16,649

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended June 30, 2018	Number of common stock	Common stock		Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at March 31, 2018	22,729	$23		$373,740	$(115,731)	$(109,265)	$(2,517)	$146,250
Net loss	-	-		-	-	(288)	-	(288)
Change in accumulated other comprehensive income	-	-		-	-	-	(181)	(181)
Purchase of treasury stock	(384)	(1)		-	(4,613)	-	-	(4,614)

Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	116	*	)	10	1,144	(867)	-	287
Equity-based compensation		-		1,660	-	-	-	1,660
Balance at June 30, 2018	22,461	$22		$375,410	$(119,200)	$(110,420)	$(2,698)	$143,114
Three months ended June 30, 2019
Balance at March 31, 2019	22,701	$23		$380,777	$(117,968)	$(115,894)	$(1,525)	$145,413
Net loss	-	-		-	-	(521)	-	(521)
Change in accumulated other comprehensive income	-	-		-	-	-	579	579

Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	102	*	)	12	1,028	(882)	-	158
Equity-based compensation		-		2,060	-	-	-	2,060
Balance at June 30, 2019	22,803	$23		$382,849	$(116,940)	$(117,297)	$(946)	$147,689

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock		Additional paid-in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Six months ended June 30, 2018
Balance at December 31, 2017	22,433	$22		$372,041	$(118,397)	$(104,842)	$(1,874)	$146,950
Net loss	-	-		-	-	(2,041)	-	(2,041)
Cumulative effect adjustment on retained earnings **)		-		-	-	94	-	94
Change in accumulated other comprehensive income	-	-		-	-	-	(824)	(824)
Purchase of treasury stock	(486)	(1)		-	(5,868)	-	-	(5,869)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	119	*	)	-	1,168	(165)	-	1,003
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	395	1		10	3,897	(3,466)	-	442
Equity-based compensation	-	-		3,359	-	-	-	3,359
Balance at June 30, 2018	22,461	$22		$375,410	$(119,200)	$(110,420)	$(2,698)	$143,114
Six months ended June 30, 2019
Balance at December 31, 2018	22,266	$22		$378,855	$(122,325)	$(112,363)	$(2,324)	$141,865
Net loss	-	-		-	-	(1,587)	-	(1,587)
Change in accumulated other comprehensive income	-	-		-	-	-	1,378	1,378
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	102	*	)	-	1,022	(51)	-	971
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	435	1		29	4,363	(3,296)	-	1,097
Equity-based compensation	-	-		3,965	-	-	-	3,965
Balance at June 30, 2019	22,803	$23		$382,849	$(116,940)	$(117,297)	$(946)	$147,689

(*)     Represents an amount lower than $1.

(**)     Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2018.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2019, have been applied consistently in these unaudited interim condensed consolidated financial statements, except as noted below.

Recently Issued Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated balance sheets, statements of operations and cash flows.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted, including adoption in any interim period. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and does not expect the adoption to have a material effect on the Company’s consolidated financial statements.

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

Significant Accounting Policies- Leases

Effective as of January 1, 2019, the Company adopted Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the historical lease classification, (ii) the Company’s assessment regarding whether a contract was or contains a lease, and (iii) not to reassess initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognized the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. As a result of the adoption of Topic 842, on January 1, 2019, the Company recorded both operating lease ROU assets of $12.5 million and operating lease liabilities of $12.5 million. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income and statements of cash flows.

The Company determines if an arrangement is a lease at inception.  The Company’s assessment is based on: (1) whether the contract includes an identified asset, (2) whether the Company obtains substantially all of the economic benefits from the use of the asset throughout the period of use, and (3) whether the Company has the right to direct how and for what purpose the identified asset is used throughout the period of use.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any one of these criteria. Since all of the Company’s lease contracts do not meet any one of the criteria above, the Company concluded that all of its lease contracts should be classified as operation leases. ROU assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company hired a third party valuation firm to determine the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

NOTE B— Operating Leases

The Company has entered into various non-cancelable operating lease agreements of its offices and car leases. The Company's leases have original lease periods expiring between 2019 and 2030. Many leases include one or more options to renew. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement date. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease cost during the three and six months ended June 30, 2019 was $744 and $1,486, respectively, out of which an amount of $507 and $1,249 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and six months ended June 30, 2019, respectively.

During the six months ended June 30, 2019, total new lease liability amounted to $434.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

June 30, 2019

Weighted-average remaining lease term – operating leases (in years)	8.32
Weighted-average discount rate – operating leases	4.98%

As of June 30, 2019, the Company’s lease liabilities were as follows:

Operating Leases

Gross lease liabilities	$15,512

Less: imputed interest	(3,062)

Present value of lease liabilities	12,450
Less: current portion of lease liabilities	(2,088)
Total long-term lease liabilities	$10,362

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Work-in-process	$5,045	$4,993
Finished goods	4,148	4,826

	$9,193	$9,819

For the six months ended June 30, 2019, the Company recorded $144 of income due to the utilization of inventory that was written off in the past.

Inventory write-off amounted to $32 for the six months ended June 30, 2018.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	Unaudited
Net loss	$(521)	$(288)	$(1,587)	$(2,041)
Loss per share:
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.09)
Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.09)
Weighted average number of shares of common stock outstanding during the period used to compute basic net loss per share (in thousands)	22,757	22,681	22,650	22,680
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-	-
Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	22,757	22,681	22,650	22,680

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at June 30, 2019 and December 31, 2018:

	Amortized cost		Unrealized losses, net		Fair value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	5,467	$8,349	$-	-	5,467	$8,349
Long-term deposits	5,188	5,130	-	-	5,188	5,130
U.S. GSE securities	17,158	21,550	(41)	(253)	17,117	21,297
Corporate obligations	80,031	77,857	(201)	(1,382)	79,830	76,475

	$107,844	$112,885	$(242)	$(1,635)	$107,602	$111,251

The amortized cost of marketable debt securities and term deposits at June 30, 2019, by contractual maturities, is shown below:

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$30,188	$49	$(15)	$30,222
Due after one year to five years	77,656	127	(403)	77,380

	$107,844	$176	$(418)	$107,602

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of June 30, 2019, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

The total fair value of marketable securities with outstanding unrealized losses as of June 30, 2019 amounted to $65,438, while the unrealized losses for these marketable securities amounted to $418. Of the $418 unrealized losses outstanding as of June 30, 2019, a portion of which in the amount of $417 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $1 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the six months ended June 30, 2019 and 2018 were $13,555 and $8,455, respectively. Proceeds from sales of available-for-sale marketable securities during the six months ended June 30, 2019 and 2018 were $4,988 and $4,810, respectively. Net realized losses from the sale of available-for-sale securities for the six months ended June 30, 2019 were $43 compared to net realized losses for the six months ended June 30, 2018 of $37. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $2,655 and $2,040 at June 30, 2019 and December 31, 2018, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At June 30, 2019 and December 31, 2018, the Company had accrued interest and penalties relating to unrecognized tax benefits of $163 and $115, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and six month periods ended June 30, 2019 and 2018, of the Company’s significant customers:

	Three months ended June 30,		Six months ended June 30,
	Unaudited
Major customers/ distributors	2019	2018	2019	2018
VTech Holdings Ltd.	23%	25%	22%	25%

Nexty Electronics ¹ ²	7%	12%	9%	11%

Ascend Technology Inc. ¹ ³	25%	25%	26%	26%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; one of those customers – Panasonic, accounted for 6% and 10% of the Company’s total revenues for the three month periods ended June 30, 2019 and 2018, and 7% and 9% of the Company’s total revenues for the six month periods ended June 30, 2019 and 2018.

³ Ascend Technology sells the Company’s products to a limited number of customers; one of those customers Cisco Systems accounted for 10% and 9% for the three month periods ended June 30, 2019 and 2018, and 10% and 8% of the Company’s total revenues for the six month periods ended June 30, 2019 and 2018.

NOTE H—DERIVATIVE INSTRUMENTS

In accordance with FASB ASC No. 815 “Derivatives and Hedging,” for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

As of June 30, 2019, the Company had no outstanding option and foreign exchange forward contracts.

The fair value of derivative assets and derivative liabilities were both $0 at June 30, 2019.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the six months ended June 30, 2019 that resulted from the above referenced hedging transactions was $83, $8 and $14, respectively.

The fair value of the outstanding derivative instruments at June 30, 2019 and December 31, 2018 is summarized below (unaudited):

		Fair value of derivative instruments
Derivative Assets (Liabilities)	Balance Sheet Location	June 30, 2019	December 31, 2018
		Unaudited	Audited

Foreign exchange forward and option contracts	Other accounts receivable and prepaid expenses (other accounts payable)	$-	$(3)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and six months ended June 30, 2019 and 2018 is summarized below (unaudited):

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended June 30,		for the six months ended June 30,
	Unaudited
	2019	2018	2019	2018
Foreign exchange forward and option contracts	$3	$(29)	$108	$(29)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended June 30		for the six months ended June 30,
		Unaudited
	Location	2019	2018	2019	2018
Foreign exchange forward and option contracts	Operating expenses	$23	$(9)	$105	$(9)

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended June 30, 2019 and 2018:

The weighted average estimated fair value of employee restricted stock units (“RSUs”) granted during the three months ended June 30, 2019 and 2018 was $12.58 and $11.34 per share, respectively (using the weighted average pre vest cancellation rate of 4.62% and 3.69% for the three months ended June 30, 2019 and 2018, respectively, on an annual basis).

There were no grants of employee stock options and stock appreciation rights (“SARs”) during the three months ended June 30, 2019.

The weighted-average estimated fair value of employee stock options and stock appreciation rights (“SARs”) granted during the three months ended June 30, 2018 was $3.49 per stock option and SAR, using the binomial model with the following weighted-average assumptions (annualized percentages):

	Three months ended June 30,
	2019	2018
Volatility	-	45.08%
Risk-free interest rate	-	2.93%
Dividend yield	-	0%
Pre-vest cancellation rate	-	3.65%
Post-vest cancellation rate	-	3.21%
Suboptimal exercise factor	-	1.205

The expected life of employee stock options and SARs is impacted by all of the underlying assumptions used in the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the remaining contractual life of the stock option or SAR and the extent to which the stock option or SAR is in-the-money (i.e., the average stock price during the period is above the exercise price of the stock option or SAR). The binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on past award grants made by the Company. The expected life for stock options and SARs granted during the three months ended June 30, 2018 derived from the binomial model was 4.73 years.

Employee stock benefit plans

As of June 30, 2019, the Company had two equity incentive plans from which the Company may grant future equity awards and three expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of June 30, 2019, approximately 377,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,728,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans:

	Number of Options/SARs/ RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (**)
	in thousands			in thousands
Outstanding at March 31, 2019	2,092	$3.55	4.60
Options granted	-	-
SARs Granted	-	-
RSUs granted	(* )	-
Options / SARs / RSUs cancelled/forfeited/expired	(30)	1.04
Options / SARs exercised and RSUs vested	(111)	$2.50
Outstanding at June 30, 2019 (1)	1,951	$3.64	4.41	$20,915
Exercisable at June 30, 2019 (2)	626	$9.64	4.32	$2,957

(*)     Represents an amount lower than $1.

(**) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on June 30, 2019 ($14.36 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,875 thousands shares of the Company’s common stock as of June 30, 2019. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 588 thousands shares of the Company’s common stock as of June 30, 2019.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at June 30, 2019 with exercise prices above $14.36 per share (the closing price of the Company’s common stock on June 30, 2019) is as follows:

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $14.36	626	$9.64	1,325	$0.81	1,951	$3.64
Above $14.36	-	$-	-	$-	-	$-
Total	626	$9.64	1,325	$0.81	1,951	$3.64

The Company’s aggregate equity-based compensation expense for the three months ended June 30, 2019 and 2018 totaled $2,060 and $1,660, respectively.

As of June 30, 2019, there was $8,681 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2019 through 2023.

NOTE K—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost (income) for the six months ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,
	2019	2018
Components of net periodic benefit cost:
Service cost and amortization of loss	$10	$12
Interest cost	8	8

Net periodic benefit cost	$18	$20

The net pension liability as of June 30, 2019 amounted to $830.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019:

	Balance as of	Fair value measurements
	June 30, 2019	Level 1	Level 2	Level 3
	(Unaudited)
Description
Assets:
Cash equivalents:
Money market mutual funds	$854	$854	-	-

Short-term marketable securities:
U.S. GSE securities	$590		$590
Corporate debt securities	$24,165	-	$24,165	-

Long-term marketable securities:
U.S. GSE securities	$16,527	-	$16,527	-
Corporate debt securities	$55,665	-	$55,665	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at June 30, 2019 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the first six months of 2019, the Company did not repurchase any shares of common stock.

During the first six months of 2018, the Company repurchased 486,422 shares of common stock at an average purchase price of $12.07 per share for an aggregate purchase price of $5,869. As of June 30, 2019, 794,913 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first six months of 2019, the Company issued approximately 537,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues, and amounted to 38% and 49% of the Company’s total revenues for the first half of 2019 and 2018, respectively, and 39% and 48% of the Company’s total revenues for the second quarter of 2019 and 2018, respectively, and (ii) revenues from SmartHome products amounted to 14% and 13% of the Company’s total revenues for the first six months of 2019 and 2018, respectively, and 13% and 12% of the Company’s total revenues for the second quarter of 2019 and 2018, respectively.

Unified Communications - Comprehensive solution for unified communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from the Company’s unified communications products represented 32% and 31% of its total revenues for the first half of 2019 and 2018, respectively, and 30% and 32% of the Company’s revenues for the second quarter of 2019 and 2018, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of the Company’s total consolidated revenues for both the first six months and the second quarter of 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 17% and 6% of the Company’s total revenues for the first half of 2019 and 2018, respectively, and 18% and 7% of the Company’s total revenues for the second quarter of 2019 and 2018, respectively. No revenues derived from other products in the mobile segment exceeded 10% of the Company’s total consolidated revenues for both the first six months and the second quarter of 2019 and 2018.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2019 and 2018 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$14,918	$18,658	$4,167	$3,955
Unified Communications	$8,797	$9,791	$2,696	$3,110
SmartVoice	$5,319	$2,202	$(5,465)	$(5,096)
Total	$29,034	$30,651	$1,398	$1,969

Selected operating results information for each business segment was as follows for the six months ended June30, 2019 and 2018 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$29,648	$36,839	$8,237	$7,762
Unified Communications	$18,206	$18,144	$5,551	$5,263
SmartVoice	$9,456	$3,779	$(11,526)	$(10,771)
Total	$57,310	$58,762	$2,262	$2,254

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months periods ended June 30, 2019:

	Three months	Six months
Income from operations	$1,398	$2,262
Unallocated corporate, general and administrative expenses	(538)	(1,001)
Equity-based compensation expenses	(2,060)	(3,965)
Intangible assets amortization expenses	(104)	(208)
Financial income, net	400	713
Total consolidated loss before taxes	$(904)	$(2,199)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and six months ended June 30, 2018:

	Three months	Six months
Income from operations	$1,969	$2,254
Unallocated corporate, general and administrative expenses	(577)	(1,096)
Equity-based compensation expenses	(1,660)	(3,359)
Intangible assets amortization expenses	(425)	(850)
Financial income, net	403	799
Total consolidated loss before taxes	$(290)	$(2,252)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2019:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(836)	$20	$(357)	$(352)	$(1,525)
Other comprehensive income before reclassifications	598	3	-	-	601
Losses (gains) reclassified from accumulated other comprehensive income	(3)	(23)	4	-	(22)

Net current period other comprehensive income (loss)	595	(20)	4	-	579

Ending balance	$(241)	$-	$(353)	$(352)	$(946)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2019:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Gains on available-for-sale marketable securities	$(3)	Financial income, net
	-	Provision for income taxes
	(3)	Total, net of income taxes
Gains on cash flow hedges
	(18)	Research and development
	(2)	Sales and marketing
	(3)	General and administrative
	(23)	Total, before income taxes
	-	Provision for income taxes

	(23)	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	1	Sales and marketing

	4	Total, before income taxes

	-	Provision for income taxes

	4	Total, net of income taxes

Total reclassifications for the period	$(22)	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2019:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(1,634)	$(3)	$(361)	$(326)	$(2,324)
Other comprehensive income (loss) before reclassifications	1,350	108	-	(26)	1,432
Losses reclassified from accumulated other comprehensive income (loss)	43	(105)	8	-	(54)
Net current period other comprehensive income (loss)	1,393	3	8	(26)	1,378

Ending balance	$(241)	$-	$(353)	(352)	$(946)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2019:

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Losses on available-for-sale marketable securities	$43	Financial income, net
	-	Provision for income taxes
	43	Total, net of income taxes

Gains on cash flow hedges
	(83)	Research and development
	(8)	Sales and marketing
	(14)	General and administrative
	(105)	Total, before income taxes
	-	Provision for income taxes
	(105)	Total, net of income taxes

Losses on components of defined benefit plans	6	Research and development
	2	Sales and marketing
	8	Total, before income taxes
	-	Provision for income taxes
	8	Total, net of income taxes

Total reclassifications for the period	$(54)	Total, net of income taxes

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

The Company recorded grants in the amount of $633 and $500 for the three month periods ended June 30, 2019 and 2018, respectively.

The Company recorded grants in the amount of $1,001 and $1,000 for the six month periods ended June 30, 2019 and 2018, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our expectation that revenues from our growth initiatives, primarily Unified Communications and SmartVoice products, will increase in 2019 as compared to 2018 and expect such revenues will represent two thirds of our total revenues for 2019;

●	Our expectation of near term softness in our Unified Communications segment due to inventory adjustments by VoIP customers;

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

●	Our belief that our available cash and cash equivalents at June 30, 2019 should be sufficient to finance our operations for the foreseeable future.

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

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our Home segment consists of cordless telephony products and SmartHome products, which are comprised of our home gateway and home automation products. Our Unified Communications segment consists of a comprehensive set of solutions for unified communications (VoIP office products). Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

We are seeing evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our growth initiative products and a number of such new products have begun mass shipments. For the first half of 2019, revenues from our growth initiatives, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $35.5 million and accounted for 62% of our total revenues, as compared to 51% of our total revenues for the first half of 2018, and represented an increase of 19% year-over-year. Revenues from our Unified Communications products represented 32% of our total revenues for the first half 2019, as compared to 31% of our total revenues for the first half of 2018. Revenues from our SmartVoice products represented 17% of our total revenues for the first half of 2019, as compared to 6% of our total revenues for the first half of 2018. Revenues from SmartHome products accounted for 14% and 13% of our revenues for the first half of 2019 and 2018, respectively. For the first half of 2019 as compared for the first half of 2018, revenues from the SmartVoice segment grew 150%, the Unified Communications segment remained approximately at the same level, and revenues from SmartHome products decreased by 1%. Based on a strong pipeline of design wins, our current mix of growth initiative products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our growth initiatives, primarily related to Unified Communications and SmartVoice products, will increase in 2019 as compared to 2018, and we expect such revenues will represent two thirds of our total revenues for full year 2019. The expected increase in revenues from growth initiatives is being driven by SmartVoice, as we expect near term softness in our Unified Communications segment.

Our revenues were $57.3 million for the first half of 2019, a 2% decrease compared to the corresponding period of 2018. The decrease for the first half of 2019 was primarily as a result of decrease in sales of our digital cordless products, partially offset by increased sales of our SmartVoice products. Revenues from our growth initiatives accounted for 62% of our total revenues for the first half of 2019, as compared to 51% of our total revenues for the first half of 2018.

Our gross margin increased to 50.4% of our total revenues for the first half of 2019 from 49.0% for the first half of 2018, primary due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers. We anticipated that our gross margin on an annual basis will continue to increase, as compared to previous periods, as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $2.9 million for the first half of 2019, as compared to an operating loss of $3.1 million for the first half of 2018. The decrease in our operating loss is attributed to an increase in our gross margins for the first half of 2019, as compared to the corresponding period of 2018. This was partially offset by a decrease in revenues for the first six months of 2019, as compared to the corresponding period of 2018.

Our operating expenses remained at the same level for the first half of 2019 and 2018. Operating expenses for the first half of 2019 increased mainly as a result of an increase in equity-based compensation that was fully offset by a decrease in amortization of intangible assets for the first half of 2019, as compared to the first half of 2018.

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

As of June 30, 2019, our principal source of liquidity consisted of cash and cash equivalents of $13.2 million and marketable securities, short and long-term deposits of $107.6 million, totaling $120.8 million.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and six month periods ended June 30, 2019 and 2018 (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Change		2019	2018	Change
Total Revenues (1)	$29.0	$30.7	(5%	)	$57.3	$58.8	(2%	)
Cordless (2)	$11.3	$14.9	(24%	)	$21.8	$28.9	(25%	)
Percentage of total revenues	39%	48%			38%	49%
SmartHome (3)	$3.6	$3.8	(4%	)	$7.8	$7.9	(1%	)
Percentage of total revenues	13%	12%			14%	13%
Unified Communications (4)	$8.8	$9.8	(10%	)	$18.2	$18.1	-
Percentage of total revenues	30%	32%			32%	31%
SmartVoice (5)	$5.3	$2.2	142%		$9.5	$3.8	150%
Percentage of total revenues	18%	7%			17%	6%

1.

The decrease in revenues for the second quarter of 2019 as compared to the same period in 2018 was primarily as a result of a decrease in sales of our cordless telephony, Home Gateway and Automation products and our Unified Communications products, offset to some extent by increased sales of our SmartVoice products.

The decrease in revenues for the first six months of 2019, as compared to the same period in 2018, was primarily as a result of a decrease in sales of our cordless telephony, offset to some extent by increased sales of our SmartVoice products.

2.

The decrease in cordless revenues for the second quarter and first six months of 2019 as compared to the same periods in 2018 was mainly attributable to decreased demand from our customers in all markets.

3.

The decrease of our SmartHome product sales for the second quarter and first six months of 2019 as compared to the same periods in 2018 is attributable to a decrease in customer demand for home gateways that are included as part of our SmartHome products.

4.

The decrease in our Unified Communications product sales for the second quarter of 2019 as compared to 2018 is mainly attributable to lower demand from our customers mostly due to inventory adjustments and overall market condition.

5.

The increase in our SmartVoice product sales for the second quarter and first six months of 2019, as compared to the same periods in 2018, was attributable to an increase in the number of customers and design wins in this segment.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$1,147	$2,068	$2,476	$3,056
Japan	2,346	4,123	5,391	7,487
Europe	2,065	2,219	4,237	4,790
Hong-Kong	8,134	10,015	15,783	19,751
China	6,596	4,449	11,006	7,120
Taiwan	6,278	5,576	12,688	11,354
South Korea	1,549	1,355	4,055	2,824
Other	919	846	1,674	2,380
Total revenues	$29,034	$30,651	$57,310	$58,762

Sales to our customers in United States decreased for the second quarter and first six months of 2019 as compared to the same periods of 2018, representing a decrease of 45% and 19% in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers.

Sales to our customers in Japan decreased for the second quarter and first six months of 2019 as compared to the same periods of 2018, representing a decrease of 43% and 28% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics”) to Panasonic Communications Ltd (“Panasonic”), representing a decrease of 43% and 24% in absolute dollars for the second quarter and the first half of 2019, respectively, as compared to the same periods of 2018.

Sales to our customers in Hong Kong decreased for the second quarter and first half of 2019, as compared to the same periods of 2018, representing a decrease of 19% and 20% in absolute dollars, resulting mainly from a decrease in sales to our customer Vtech Holdings Ltd. (“VTech”), representing a 13% and 14% decrease in sales for the comparable periods.

Sales to our customers in China increased for the second quarter and first half of 2019, as compared to the same periods of 2018, representing an increase of 48% and 55%, respectively, in absolute dollars. The increase in our sales to China for the comparable periods resulted mainly from an increase in demand from our customers, especially sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd, one of China’s top mobile OEMs (“OPPO”), as well as an increase in the number of our Chinese customers.

Sales to our customers in Taiwan increased for the second quarter and first half of 2019, as compared to the same periods of 2018, representing an increase of 13% and 12%, respectively, in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales through our distributor, Ascend Technology Inc. (“Ascend Technology”).

Sales to our customers in South Korea increased for the second quarter and first six months of 2019, as compared to the same periods of 2018, representing an increase of 14% and 44%, respectively, in absolute dollars, resulted mainly from an increase in sales to a tier one customer in the SmartVoice segment.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and six months periods ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
VTech Holdings Ltd.	23%	25%	22%	25%

Cisco Systems	10%	9%	10%	8%

Panasonic	6%	10%	7%	9%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and six-month periods ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Nexty Electronics (1)	7%	12%	9%	11%

Ascend Technology (2)	25%	25%	26%	26%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; One of those customers - Panasonic, accounted for 6% and 10% of the Company’s total revenues for the three month periods ended June 30, 2019 and 2018, and 7% and 9% of the Company’s total revenues for the six month periods ended June 30, 2019 and 2018.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers – Cisco Systems – accounted for 10% and 9% of the Company’s total revenues for the three month periods ended June 30, 2019 and 2018, respectively, and 10% and 8% of the Company’s total revenues for the six month periods ended June 30, 2019 and 2018, respectively.

Significant products. Revenues from our digital cordless telephony products represented 38% and 49% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. Revenues from our digital cordless telephony products represented 39% and 48% of our total revenues for the second quarter of 2019 and 2018, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2019.

Revenues from our Unified Communications products represented 32% and 31% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. Revenues from our Unified Communications products represented 30% and 32% of our total revenues for the second quarter of 2019 and 2018, respectively.

Revenues from our SmartVoice products represented 17% and 6% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. Revenues from our SmartVoice products represented 18% and 7% of our total revenues for the second quarter of 2019 and 2018, respectively.

Revenues from our SmartHome products represented 14% and 13% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. Revenues from our SmartHome products represented 13% and 12% of our total revenues for the second quarter of 2019 and 2018, respectively.

Gross profit. Gross profit as a percentage of revenues was 49.7 % for the second quarter of 2019 and 49.1% for the second quarter of 2018. Gross profit as a percentage of revenues was 50.4% for the first half of 2019 and 49.0% for the first half of 2018. The increase in our gross profit for the comparable periods was primarily due to (i) an improvement in direct contribution and production yield of certain of our products, and (ii) a change in the mix of products sold and mix of customers.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and development expenses, net. Our research and development expenses, net, decreased to $8.6 million for the second quarter of 2019 from $8.9 million for the second quarter of 2018. The decrease for the second quarter of 2019 was mainly due to (i) a decrease of $0.4 million in salaries and related expenses as compared to the second quarter of 2018 as a result of a decrease in the number of research and development employees in the second quarter of 2019, as compared to the second quarter of 2018, and the devaluation of the Israeli Shekel vs. the U. S. Dollar in the second quarter of 2019, as compared to the second quarter of 2018, (ii) a decrease in IP expenses in the amount of $0.3 million, as compared to the second quarter of 2018, and (iii) an increase in funding received from the IIA in the amount of $0.1 million, as compared to the second quarter of 2018. The decrease in research and development expenses was partially offset by (i) an increase of $0.2 million in tape out expenses, as compared to the second quarter of 2018, (ii) an increase in equity-based compensation expense of $0.1 million, as compared to the second quarter of 2018, and (iii) an increase of $0.2 million in development tools expenses, as compared to the second quarter of 2018.

Our research and development expenses, net, decreased to $17.5 million for the first half of 2019 from $17.9 million for the first half of 2018. The decrease for the first half of 2019 was mainly due to (i) a decrease of $0.9 million in salaries and related expenses as compared to the first half of 2018 as a result of a decrease in the number of research and development employees in the first half of 2019, as compared to the first half of 2018 and the devaluation of the Israeli Shekel vs. the U. S. Dollar in the first half of 2019, as compared to the first half of 2018, and (ii) a decrease in IP expenses in the amount of $0.4 million, as compared to the first half of 2018. Those decreases were partially offset by (i) an increase of $0.2 million in tape out expenses, as compared to the first half of 2018, (ii) an increase in equity-based compensation expense of $0.2 million, as compared to the first half of 2018, and (iii) an increase of $0.5 million in subcontractors, consultants, labor contractors and cad tools expenses, as compared to the first half of 2018.

Our research and development expenses, net, as a percentage of our total revenues were 29% for the both three months ended June 30, 2019, and 2018 and 31% and 30% for the six months ended June 30, 2019 and 2018, respectively. The increase in research and development expenses, net, as a percentage of our total revenues for the six months ended June 30, 2019 and 2018, was mainly due to a decrease in revenues, partially offset by a decrease research and development expenses for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $4.4 million for the second quarter of 2019 from $3.8 million for the second quarter of 2018. The increase in sales and marketing expenses for the second quarter of 2019, compared to the comparable period of 2018, was mainly due to (i) an increase of $0.5 million in salaries and payroll related expenses, as compared to the second quarter of 2018, mainly as a result of an increase in the number of sales and marketing employees, and an increase of $0.2 million in equity-based compensation expenses, as compared to the second quarter of 2018. The increase in sales and marketing expenses was partially offset by a decrease of $0.2 in sales commissions, as compared to the second quarter of 2018.

Our sales and marketing expenses increased to $8.9 million for the first half of 2019 from $7.8 million for the first half of 2018. The increase in sales and marketing expenses for the first half of 2019, compared to the comparable period of 2018, was mainly due to (i) an increase in salaries and payroll related expenses in the amount of $1.0 million for the first half of 2019, as compared to the first half of 2018, mainly as a result of an increase in the number of sales and marketing employees and, (ii) an increase of $0.2 million in equity-based compensation expenses for the first half of 2019, as compared to the first half of 2018. The increase in sales and marketing expenses was partially offset by a decrease of $0.3 million in sales commissions for the first half of 2019, as compared to the first half of 2018.

Our sales and marketing expenses, net, as a percentage of our total revenues were 15% and 12% for the three months ended June 30, 2019 and 2018, respectively, and 15% and 13% for the first half of 2019 and 2018, respectively. The increase as a percentage of our total revenues for both comparable periods ended June 30, 2019 was mainly due to an increase in sales and marketing expenses and a decrease in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.7 million for both second quarters of 2019 and 2018.

Our general and administrative expenses were $5.2 million and $5.3 million for the first half of 2019 and 2018, respectively. The decrease in general and administrative expenses for the first half of 2019, as compared to the comparable period of 2018, was mainly due to a decrease in (i) salaries and payroll related expenses in the amount of $0.1 million, as compared to the first half of 2018, (ii) a decrease in professional expenses in the amount of $0.1 million as compared to the first half of 2018, and (iii) a decrease in travel expenses in the amount of $0.1 million as compared to the first half of 2018. The decrease in general and administrative expenses was partially offset by an increase in equity-based compensation expenses for the first half of 2019, as compared to the first half of 2018 in the amount of $0.2 million.

General and administrative expenses as a percentage of our total revenues were 9% for both the three months ended June 30, 2019 and 2018, and 9% for both the first six months of 2019 and 2018.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues and amounted to 38% and 49% of our total revenues for the first half of 2019 and 2018, respectively, and 39% and 48% of our total revenues for the second quarter of 2019 and 2018, respectively, and (ii) revenues from SmartHome products amounted to 14% and 13% of our total revenues for the first six months of 2019 and 2018, respectively, and 13% and 12% of our total revenues for the second quarter of 2019 and 2018, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from our Unified Communications products represented 32% and 31% of its total revenues for the first half of 2019 and 2018, respectively and 30% and 32% of our revenues for the second quarter of 2019 and 2018, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of our total consolidated revenues for both the first six months and the second quarter of 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination targeted for mobile phone, mobile headsets and other devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 17% and 6% of our total revenues for the first half of 2019 and 2018, respectively, and 18% and 7% of our total revenues for the second quarter of 2019 and 2018, respectively. No revenues derived from other products in the mobile segment exceeded 10% of our total consolidated revenues for both the first six months and the second quarter of 2019 and 2018.

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

Selected operating results information for each business segment was as follows for the three months ended June 30, 2019 and 2018 (unaudited):

	Three months ended June 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$14,918	$18,658	$4,167	$3,955
Unified Communications	$8,797	$9,791	$2,696	$3,110
SmartVoice	$5,319	$2,202	$(5,465)	$(5,096)
Total	$29,034	$30,651	$1,398	$1,969

Selected operating results information for each business segment was as follows for the six months ended June30, 2019 and 2018 (unaudited):

	Six months ended June 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$29,648	$36,839	$8,237	$7,762
Unified Communications	$18,206	$18,144	$5,551	$5,263
SmartVoice	$9,456	$3,779	$(11,526)	$(10,771)
Total	$57,310	$58,762	$2,262	$2,254

Sales to our customers in the home segment decreased for the second quarter and the first half of 2019, as compared to the second quarter and first six months of 2018, representing a decrease of 20% in absolute dollars for both comparable periods. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones.

Sales to our customers in the Unified Communications segment decreased for the second quarter of 2019 as compared to the second quarter of 2018, representing a decrease of 10% in absolute dollars. The decrease in sales in the Unified Communications segment for the comparable periods was mainly due to a decrease in demand from our customers.

Sales to our customers in the SmartVoice segment increased for the second quarter and the first six months of 2019 as compared to the second quarter and first six months of 2018, representing an increase of 142% and 150% in absolute dollars. The increase in sales to our customers in the SmartVoice segment for the comparable periods was mainly due to an increase in sales to a tier one customer and sales of our SmartVoice products to OPPO. The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the second quarter of 2019 and 2018, we recorded an expense of $0.1million and $0.4 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. During the first half of 2019 and 2018, we recorded an expense of $0.2 million and $0.9 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. The above-mentioned decrease is attributable to the cessation of amortization of intangible assets related to our acquisition of BoneTone Communications in 2011.

Financial income, net. Financial income, net, amounted to $0.4 million for both the three month periods ended June 30, 2019 and 2018. Financial income, net, amounted to $0.7 million and $0.8 million for the first six months of 2019 and 2018, respectively.

Financial income, net, for the second quarter of 2019 decreased in the amount of $0.2 million as a result of exchange rate differences due to the new lease accounting standard (ASC 2016-02). This decrease was fully offset by an increase in marketable securities and deposits interest for the second quarter of 2019, as compared to the second quarter of 2018, due to an increase in interest rates.

The decrease for the first six months of 2019 compared to 2018 in financial income, net, resulted mainly from exchange rate differences due to the new lease accounting standard (ASC 2016-02), in the amount of $0.5 million, offset to some extent by an increase in marketable securities and deposits interest for the six month period ended June 30, 2019, compared to the six months period ended June 30, 2018, due to an increase in interest rates.

Provision for income taxes. We had income tax benefit in the amount of $0.4 million for the second quarter of 2019, as compared to no income tax expense or benefit for the second quarter of 2018. We had $0.6 million of income tax benefit in the first six months of 2019, as compared to $0.2 million of income tax benefit for the first half of 2018.

The income tax benefit for the second quarter of 2019 was attributable to (i) income in the amount of $0.3 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (ii) income in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In the second quarter of 2018, we had income tax benefit in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, fully offset by $0.2 million of current tax expenses for the second quarter of 2018. The income tax benefit for the first half of 2019 was attributable to (i) income in the amount of $0.4 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (ii) income in the amount of $0.2 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In the first half of 2018, we had an amount of $0.4 million resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses, offset to some extent by $0.2 million of current tax expenses for the first half of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first six months of 2019, we used $0.5 million of cash and cash equivalents in our operating activities, as compared to $2.1 million of cash generated from our operating activities for the first half of 2018. The decrease in net cash provided from operating activities for the first half of 2019, as compared to the first half of 2018, was mainly as a result of changes in working capital items for the first half of 2019, as compared to the first half of 2018, offset by some extent by a decrease in net loss for the first half of 2019, as compared to the first half of 2018.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first half of 2019, we purchased $19.5 million of marketable securities and short-term deposits, compared to $17.4 million purchased during the first half of 2018. During the first half of 2019, $19.5 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $11.5 million during the first half of 2018. During the first half of 2019 and 2018, $5.0 million and $4.8 million, respectively, of marketable securities were sold. As of June 30, 2019, the amortized cost of our marketable securities and deposits was $107.8 million and their stated market value was $107.6, representing $0.2 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $3.9 and $0.8 million, for the first six months of 2019 and 2018, respectively. For the first six months of 2019, capital investments were related mostly to leasehold improvements for our new Israeli facilities.

Financing activities. No shares of common stock were repurchased during the first six months of 2019. During the first six months of 2018, we paid an aggregate purchase price of $5.7 million to repurchase 472 thousand shares of common stock at an average purchase price of $12.05 per share.

In addition, during the first half of 2018, we received $1.1 million upon the exercise of employee stock options. During the first half of 2018, we received $0.4 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2018, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At June 30, 2019, 794,913 shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of June 30, 2019, we had cash and cash equivalents totaling approximately $13.2 million and marketable securities and time deposits of approximately $107.6 million. Out of total cash, cash equivalents and marketable securities of $120.8 million, $110.0 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at June 30, 2019 was approximately $51.1 million, compared to $53.8 as of June 30, 2018. The decrease in working capital was mainly due to (i) the repurchase of our common stock in the amount of $6.7 million from June 30, 2018 through June 30, 2019, and (ii) capital equipment purchases in the amount of $4.3 million from June 30, 2018 through June 30, 2019, related mostly to leasehold improvements for our new Israeli facilities. The above-mentioned decreases were offset to some extent by (x) a net cash of $6.1 million generated from operating activities from June 30, 2018 through June 30, 2019, and (y) a net cash of $1.4 million received upon the exercise of employee stock options from June 30, 2018 through June 30, 2019. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2019, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to notes to our consolidated financial statements for the period ended June 30, 2019. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

In order to expand our business and increase our revenues, we must penetrate new markets and introduce new products, especially our Unified Communications, SmartVoice and SmartHome product families. To sustain the future growth of our business, we need to introduce new products as sales of our cordless products continue to decline as expected. We have invested significant resources in pursuing potential opportunities for revenue growth in new product initiatives. We also are exploring opportunities to expand sales of our products in new geographies, including China, South Korea and South America. However, there are no assurances that we will be successful in the development, sales and marketing of our products in these competitive markets. Moreover, there are no assurances that we will recoup our investments made pursuing additional revenue opportunities. Our inability to penetrate such markets and increase our market share in those markets or lack of customer acceptance of those products may harm our business and potential growth.

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

Our future success is dependent on market acceptance of our SmartVoice and Unified Communications product families, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our SmartVoice and Unified Communications product families. Moreover, we are targeting a new market with our SmartVoice product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. In order to gain market share, we will need to earn the business of such customers, with whom we do not have established relationships. If we are unable to generate significant revenues from our SmartVoice product family and gain significant and sustainable market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our Unified Communications products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. In addition, our continued success and growth in the new markets in which we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top tier OEMs.

The market for mobile device components is highly competitive and we expect competition to intensify in the future.

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our SmartVoice product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs that address this market. Our main competitors include Knowles Corporation, Synaptics and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our SmartVoice products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing in an attempt to gain design wins, both of which would adversely impact our operating results.

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

Sales of our digital cordless telephony products comprised 38% of our total revenues for the first half of 2019 and 49% for the same period of 2018. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

VTech Holdings Ltd (“VTech”), Panasonic Communications Ltd. (“Panasonic”) through Nexty Electronics, Ltd. (“Nexty Electronics”), Cisco Systems, Inc. (“Cisco”) through Ascend Technology Inc. (“Ascend Technology”) and Samsung Electronics Ltd. (“Samsung”), accounted for approximately 46% of our total revenues for both first half of 2019 and 2018, respectively.

The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
10% Customers	2019	2018
VTech	22%	25%

Cisco	10%	*

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and office products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 95% of our total revenues for the first half of 2019 and 2018, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

The general worldwide economic conditions remain uncertain which continues to make it difficult for our customers, the end-product customers, our vendors and us to accurately forecast and plan future business activities. Moreover, we operate within the semiconductor industry, which experiences significant fluctuations in sales profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity. These factors could cause substantial fluctuations in our revenues and in our results of operations. If global economic and market conditions remain uncertain or deteriorate, we could experience a material adverse impact on our business and results of operations.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at June 30, 2019, 198 of our 326 employees were located in Israel, including 129 out of 195 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 95% of our total revenues for the first half of 2019 and 2018, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

General trade tensions between the U.S. and China have been escalating in 2018 and 2019. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade and tariff policy could reduce the competitiveness of our products and cause our revenues to drop, which could materially and adversely impact our business and results of operations.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2019, we did not repurchase any shares of common stock. The table below sets forth the information with respect to repurchases of our common stock during the second quarter ended June 30, 2019.

Period	(a) Total number of shares purchased	(b) average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs) (1)
Month #1 (April 1, 2019 to April 30, 2019)	-	-	-	794,913
Month #2 (May 1, 2019 to May 31, 2019)	-	-	-	794,913
Month #3 (June 1, 2019 to June 30, 2019)	-	-	-	794,913	(1)

(1)	The number represents the number of shares of our common stock that remained available for repurchase as of June 30, 2019 under previously authorized share repurchase programs.

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

At June 30, 2019, 794,913 shares of our common stock are available for repurchase under our board-authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: August 9, 2019	By:	/s/ Dror Levy

Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)