Form 10-Q
period 2019-09-30
DSP GROUP INC /DE/
filed 2019-11-12
CIK 915778

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 2, 2019, there were 23,004,134 shares of Common Stock ($.001 par value per share) outstanding.

INDEX

DSP GROUP, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,379	$12,146
Restricted deposit	515	493
Marketable securities and short-term deposits	31,111	35,713
Trade receivables	21,609	13,475
Other accounts receivable and prepaid expenses	3,374	3,670
Inventories	8,668	9,819

TOTAL CURRENT ASSETS	83,656	75,316

PROPERTY AND EQUIPMENT, NET	6,871	2,748

NON-CURRENT ASSETS:
Long-term marketable securities	70,899	75,538
Operating lease right of use	12,023	-
Long-term prepaid expenses and lease deposits	977	1,229
Deferred income taxes	5,469	3,580
Severance pay fund	15,661	14,158
Intangible assets, net	765	1,078
Goodwill	6,243	6,243

	112,037	101,826
TOTAL NON-CURRENT ASSETS

TOTAL ASSETS	$202,564	$179,890

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$8,338	$9,579
Accrued compensation and benefits	7,709	8,255
Income tax accruals and payables	2,245	1,404
Operating lease liability	2,520	-
Accrued expenses and other accounts payable	3,283	3,461

TOTAL CURRENT LIABILITIES	24,095	22,699

NON-CURRENT LIABILITIES:
Deferred income taxes	127	151
Accrued severance pay	15,944	14,348
Operating lease liability	10,225	-
Accrued pensions	801	827

TOTAL NON-CURRENT LIABILITIES	27,097	15,326

STOCKHOLDERS’ EQUITY:
Capital stock:
Common stock, $ 0.001 par value -
Authorized shares: 50,000,000 shares at September 30, 2019 and December 31, 2018;
Issued and outstanding shares: 23,003,109 and 22,265,971 shares at September 30, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	384,737	378,855
Treasury stock at cost	(114,940)	(122,325)
Accumulated other comprehensive loss	(774)	(2,324)
Accumulated deficit	(117,674)	(112,363)

TOTAL STOCKHOLDERS’ EQUITY	151,372	141,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,564	$179,890

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$31,042	$32,619	$88,352	$91,381
Cost of revenues (1)	15,262	16,315	43,697	46,311
Gross profit	15,780	16,304	44,655	45,070
Operating expenses:
Research and development, net (2)	9,244	9,614	26,725	27,503
Sales and marketing (3)	4,311	3,640	13,180	11,468
General and administrative (4)	2,388	2,362	7,617	7,612
Intangible assets amortization	104	425	312	1,276
Total operating expenses	16,047	16,041	47,834	47,859
Operating income (loss)	(267)	263	(3,179)	(2,789)
Financial income, net	416	492	1,129	1,291
Income (loss) before taxes on income (tax benefit)	149	755	(2,050)	(1,498)
Taxes on income (tax benefit)	(335)	350	(947)	139
Net income (loss)	$484	$405	$(1,103)	$(1,637)
Net earnings (loss) per share:
Basic	$0.02	$0.02	$(0.05)	$(0.07)
Diluted	$0.02	$0.02	$(0.05)	$(0.07)

Weighted average number of shares used in per share computations of net earnings (loss):
Basic	22,957	22,449	22,752	22,603
Diluted	23,940	23,338	22,752	22,603

(1)

Includes equity-based compensation expense in the amount of $109 and $114 for the three months ended September 30, 2019 and 2018, and $346 and $320 for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Includes equity-based compensation expense in the amount of $677 and $781 for the three months ended September 30, 2019 and 2018, respectively; and $2,202 and $2,134 for the nine months ended September 30, 2019 and 2018, respectively.

(3)

Includes equity-based compensation expense in the amount of $442 and $283 for the three months ended September 30, 2019 and 2018, respectively; and $1,318 and $954 for the nine months ended September 30, 2019 and 2018, respectively.

(4)

Includes equity-based compensation expense in the amount of $645 and $574 for the three months ended September 30, 2019 and 2018, respectively; and $1,972 and $1,703 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Three months ended September 30,
	2019	2018

Net income:	$484	$405
Other comprehensive income:
Available-for-sale securities:
Changes in unrealized gains	142	26
Reclassification adjustments for losses (gains) included in net income	7	(1)
Net change	149	25
Cash flow hedges:
Changes in unrealized gains	-	13
Reclassification adjustments for losses included in net income	-	7

Net change	-	20

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	4	5

Foreign currency translation adjustments, net	19	(10)

Other comprehensive income	172	40

Comprehensive income	$656	$445

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED) (U.S. dollars in thousands)

	Nine months ended September 30,
	2019	2018

Net loss:	$(1,103)	$(1,637)
Other comprehensive loss:
Available-for-sale securities:
Changes in unrealized gains (losses)	1,492	(797)
Reclassification adjustments for losses included in net loss	50	36
Net change	1,542	(761)
Cash flow hedges:
Changes in unrealized gains (losses)	108	(16)
Reclassification adjustments for losses (gains) included in net loss	(105)	16

Net change	3	-

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	12	15

Foreign currency translation adjustments, net	(7)	(38)

Other comprehensive income (loss)	1,550	(784)

Comprehensive income (loss)	$447	$(2,421)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(1,103)	$(1,637)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,126	1,255
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	5,838	5,111
Realized losses from sale of marketable securities, net	50	36
Capital loss from sale and disposal of property and equipment	20	-
Amortization of intangible assets	312	1,276
Operating lease amortization expenses	1,211	-
Change in operating lease liability	(488)	-
Accrued interest and amortization of premium on marketable securities and deposits	131	548
Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(1,919)	(92)
Trade receivables, net	(8,169)	(8,067)
Other accounts receivable and prepaid expenses	616	305
Inventories	1,137	1,146
Long-term prepaid expenses and lease deposits	52	(123)
Trade payables	(1,369)	737
Accrued compensation and benefits	1,452	1,038
Income tax accruals	846	(366)
Accrued expenses and other accounts payable	(172)	849
Accrued severance pay, net	93	(9)
Accrued pensions	22	28

Net cash provided by (used in) operating activities	(314)	2,035

Cash flows from investing activities:

Purchase of marketable securities	(31,283)	(18,992)
Purchase of short-term deposits	(8,495)	(5,000)
Proceeds from maturity of marketable securities	20,906	14,399
Proceeds from sales of marketable securities	21,498	4,810
Proceeds from redemption of short-term deposits	7,973	3,000
Proceeds from sale of fixed assets	38	-
Purchases of property and equipment	(5,312)	(946)
Other investing activities	-	(104)

Net cash provided by (used in) investing activities	$5,325	$(2,833)

	Nine months ended September 30,
	2019	2018
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,243	$455
Purchase of treasury stock	-	(9,610)

Net cash provided by (used in) financing activities	1,243	(9,155)

Increase (decrease) in cash and cash equivalents	6,254	(9,953)
Cash and cash equivalents at the beginning of the year	12,639	21,848
Erosion due to exchange rate differences	1	(33)

Cash and cash equivalents at the end of the year	$18,894	$11,862

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands)

Three months ended September 30, 2018	Number of common stock	Common stock		Additional paid-In capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2018	22,461	$22		$375,410	$(119,200)	$(110,420)	$(2,698)	$143,114
Net loss	-	-		-	-	405	-	405
Change in accumulated other comprehensive income	-	-		-	-	-	40	40
Purchase of treasury stock	(317)	*	)	-	(3,958)	-	-	(3,958)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	112	*	)	-	1,106	(105)	-	1,001
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	76	*	)	-	766	(753)	-	13
Equity-based compensation	-	-		1,752	-	-	-	1,752
Balance at September 30, 2018	22,332	$22		$377,162	$(121,286)	$(110,873)	$(2,658)	$142,367
Three months ended September 30, 2019
Balance at June 30, 2019	22,803	$23		$382,849	$(116,940)	$(117,297)	$(946)	$147,689
Net income	-	-		-	-	484	-	484
Change in accumulated other comprehensive income	-	-		-	-	-	172	172
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	104	*	)	-	1,043	(35)	-	1,008
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and vesting of restricted stock units by employees and directors	96	*	)	15	957	(826)	-	146
Equity-based compensation		-		1,873	-	-	-	1,873
Balance at September 30, 2019	23,003	$23		$384,737	$(114,940)	$(117,674)	$(774)	$151,372

(*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

DSP GROUP, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(U.S. dollars in thousands and shares in thousands)

	Number of common stock	Common stock		Additional paid-in capital	Treasury stock	Accumulate deficit	Other comprehensive income (loss)	Total stockholders’ equity
Nine months ended September 30, 2018
Balance at December 31, 2017	22,433	$22		$372,041	$(118,397)	$(104,842)	$(1,874)	$146,950
Net loss	-	-		-	-	(1,637)	-	(1,637)
Cumulative effect adjustment on retained earnings **)		-		-	-	94	-	94
Change in accumulated other comprehensive income	-	-		-	-	-	(784)	(784)
Purchase of treasury stock	(804)	(1)		-	(9,827)	-	-	(9,828)
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	230	*	)	-	2,275	(269)	-	2,006
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	473	1		10	4,663	(4,219)	-	455
Equity-based compensation	-	-		5,111	-	-	-	5,111
Balance at September 30, 2018	22,332	$22		$377,162	$(121,286)	$(110,873)	$(2,658)	$142,367
Nine months ended September 30, 2019
Balance at December 31, 2018	22,266	$22		$378,855	$(122,325)	$(112,363)	$(2,324)	$141,865
Net loss	-	-		-	-	(1,103)	-	(1,103)
Change in accumulated other comprehensive income	-	-		-	-	-	1,550	1,550
Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	206	*	)	-	2,066	(87)	-	1,979
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	531	1		44	5,319	(4,121)	-	1,243
Equity-based compensation	-	-		5,838	-	-	-	5,838
Balance at September 30, 2019	23,003	$23		$384,737	$(114,940)	$(117,674)	$(774)	$151,372

(*)     Represents an amount lower than $1.

(**)     Resulting from adoption of ASC 606.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

 DSP GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(UNAUDITED)

(U.S. dollars in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of DSP Group, Inc. (the “Company”) for the year ended December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted, including adoption in any interim period. ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements but does not expect the adoption to have a material effect its consolidated financial statements.

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

Significant Accounting Policies- Leases

Effective as of January 1, 2019, the Company adopted Topic 842 (“Topic 842”), which requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases. The Company has adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward (i) the historical lease classification, (ii) the Company’s assessment regarding whether a contract was or contains a lease and (iii) not to reassess initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognized the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. As a result of the adoption of Topic 842, on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $12.5 million and operating lease liabilities of $12.5 million. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income and statements of cash flows.

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

Total operating lease cost during the three and nine months ended September 30, 2019 was $764 and $2,250, respectively, out of which an amount of $465 and $1,714 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the three and nine months ended September 30, 2019, respectively.

During the nine months ended September 30, 2019, total new lease liability amounted to $781.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

September 30, 2019

Weighted-average remaining lease term – operating leases (in years)	8.28
Weighted-average discount rate – operating leases	4.97%

As of September 30, 2019, the Company’s lease liabilities were as follows:

Operating Leases

Gross lease liabilities	$15,435
Less: imputed interest	(2,690)

Present value of lease liabilities	12,745
Less: current portion of lease liabilities	(2,520)
Total long-term lease liabilities	$10,225

NOTE C—INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices, and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write inventory down to its net realizable value. Inventories are composed of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Work-in-process	$5,874	$4,993
Finished goods	2,794	4,826

	$8,668	$9,819

Inventory write-off amounted to $25 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, the Company recorded $17 of income due to the utilization of inventory that was previously written off.

NOTE D—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. For the same periods, diluted net income (loss) per share further include the effect of dilutive stock options, stock appreciation rights and restricted share units outstanding during the period, all in accordance with FASB ASC No. 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	Unaudited
Net income (loss)	$484	$405	$(1,103)	$(1,637)
Income (loss) per share:
Basic	$0.02	$0.02	$(0.05)	$(0.07)
Diluted	$0.02	$0.02	$(0.05)	$(0.07)
Weighted average number of shares of common stock outstanding during the period used to compute basic net earnings (loss) per share (in thousands)	22,957	22,449	22,752	22,603
Incremental shares attributable to exercise of outstanding options, stock appreciation rights and restricted stock units (assuming proceeds would be used to purchase treasury stock) (in thousands)	983	889	-	-
Weighted average number of shares of common stock used to compute diluted net earnings (loss) per share (in thousands)	23,940	23,338	22,752	22,603

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

The Company classifies marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in financial income, net. Interest and dividends on securities are included in financial income, net. The following is a summary of available-for-sale securities at September 30, 2019 and December 31, 2018:

	Amortized cost		Unrealized losses, net		Fair value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Short-term deposits	$8,995	$8,349	$-	$-	$8,995	$8,349
Long-term deposits	5,218	5,130	-	-	5,218	5,130
U.S. GSE securities	15,809	21,550	(24)	(253)	15,785	21,297
Corporate obligations	72,080	77,857	(68)	(1,382)	72,012	76,475

	$102,102	$112,885	$(92)	$(1,635)	$102,010	$111,251

The amortized cost of marketable debt securities and term deposits at September 30, 2019, by contractual maturities, is shown below (unaudited):

		Unrealized gains (losses)
	Amortized cost	Gains	Losses	Fair value

Due in one year or less	$31,073	$53	$(15)	$31,111
Due after one year to five years	71,029	144	(274)	70,899

	$102,102	$197	$(289)	$102,010

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Management believes that as of September 30, 2019, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s condensed consolidated statement of income.

The unrealized losses related to corporate obligations were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

The total fair value of marketable securities with outstanding unrealized losses as of September 30, 2019 amounted to $56,502, while the unrealized losses for these marketable securities amounted to $289. Of the $289 unrealized losses outstanding as of September 30, 2019, a portion of which in the amount of $210 related to marketable securities that were in a loss position for more than 12 months and the remaining portion in the amount of $79 was related to marketable securities that were in a loss position for less than 12 months.

Proceeds from maturity of available-for-sale marketable securities during the nine months ended September 30, 2019 and 2018 were $20,906 and $14,399, respectively. Proceeds from sales of available-for-sale marketable securities during the nine months ended September 30, 2019 and 2018 were $21,498 and $4,810, respectively. Net realized losses from the sale of available-for-sale securities for the nine months ended September 30, 2019 were $50 compared to net realized losses for the nine months ended September 30, 2018 of $36. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

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

The total amount of net unrecognized tax benefits was $2,686 and $2,040 at September 30, 2019 and December 31, 2018, respectively. The Company accrues interest and penalties, relating to unrecognized tax benefits, in its provision for income taxes. At September 30, 2019 and December 31, 2018, the Company had accrued interest and penalties relating to unrecognized tax benefits of $170 and $115, respectively.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the three and nine month periods ended September 30, 2019 and 2018, of the Company’s significant customers (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	Unaudited
Major customers/ distributors	2019	2018	2019	2018
VTech Holdings Ltd.	19%	21%	21%	23%

Nexty Electronics ¹ ²	11%	12%	9%	12%

Ascend Technology Inc. ¹ ³	24%	29%	25%	27%

¹ Distributor.

² Nexty Electronics sells the Company’s products to a limited number of customers; one of those customers – Panasonic, accounted for 10% of the Company’s total revenues for both three month periods ended September 30, 2019 and 2018, and 8% and 10% of the Company’s total revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

³ Ascend Technology sells the Company’s products to a limited number of customers; one of those customers - Avaya – accounted for 4% and 10% of the Company’s total revenues for the three month periods ended September 30, 2019 and 2018, respectively, and 5% and 6% of the Company’s total revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, the Company had no outstanding option or foreign exchange forward contracts.

The fair value of derivative assets and derivative liabilities were both $0 at September 30, 2019.

The amount recorded as income in research and development expenses, sales and marketing expenses and general and administrative expenses in the condensed consolidated statements of income for the nine months ended September 30, 2019 that resulted from the above referenced hedging transactions was $83, $8 and $14, respectively.

The fair value of the outstanding derivative instruments at September 30, 2019 and December 31, 2018 is summarized below (unaudited):

		Fair value of derivative instruments
Derivative Assets (Liabilities)	Balance Sheet Location	September 30, 2019	December 31, 2018
		Unaudited	Audited

Foreign exchange forward and option contracts	Other accounts receivable and prepaid expenses (other accounts payable)	$-	$(3)

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the three and nine months ended September 30, 2019 and 2018 is summarized below (unaudited):

	Gains (Losses) on Derivatives Recognized in OCI
	for the three months ended September 30,		for the nine months ended September 30,
		Unaudited
	2019	2018	2019	2018
Foreign exchange forward and option contracts	$-	$13	$108	$(16)

	Gains (Losses) Reclassified from OCI into Income
		for the three months ended September 30		for the nine months ended September 30,
			Unaudited
	Location	2019	2018	2019	2018
Foreign exchange forward and option contracts	Operating expenses	$-	$(7)	$105	$(16)

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

NOTE J—EQUITY-BASED COMPENSATION

Grants for the three months ended September 30, 2019 and 2018:

There were no grants of employee stock options, restricted stock units (“RSUs”) or stock appreciation rights (“SARs”) during the three months ended September 30, 2019.

The weighted average estimated fair value of employee RSUs granted during the three months ended September 30, 2018 was $10.93 per share (using the weighted average pre vest cancellation rate of 4.36% for the three months ended September 30, 2018, on an annual basis).

Employee stock benefit plans

As of September 30, 2019, the Company had two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. As of September 30, 2019, approximately 273,000 shares of common stock remain available for grant under the Company’s employee stock purchase plan and approximately 1,745,000 shares of common stock remain available for grant under the Company’s equity incentive plans.

The table below presents a summary of information relating to the Company’s stock option, RSU and SAR grants pursuant to its equity incentive plans (unaudited):

	Number of Options/SARs/ RSUs	Weighted average exercise price	Weighted average remaining contractual term (years) (3)	Aggregate value (**)
	in thousands			in thousands
Outstanding at June 30, 2019	1,951	$3.64	4.41
Options granted	-	-
SARs granted	-	-
RSUs granted	-	-
Options / SARs / RSUs cancelled/forfeited/expired	(16)	1.11
Options / SARs exercised and RSUs vested	(100)	$2.15
Outstanding at September 30, 2019 (1)	1,835	$3.75	4.20	$18,979
Exercisable at September 30, 2019 (2)	617	$9.63	4.12	$2,750

(*)     Represents an amount lower than $1.

(**) Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock on September 30, 2019 ($14.09 per share).

(1) Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,763,000 shares of the Company’s common stock as of September 30, 2019. SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SARs subject to the grant.

(2) Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 577,000 shares of the Company’s common stock as of September 30, 2019.

(3) Calculation of weighted average remaining contractual term does not include RSUs that were granted, which have indefinite contractual term.

Additional information about stock options, SARs and RSUs outstanding and exercisable at September 30, 2019 with exercise prices above $14.09 per share (the closing price of the Company’s common stock on September 30, 2019) is as follows (unaudited):

	Exercisable		Unexercisable		Total
Exercise prices	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price	Number of Options/ SARs / RSUs (in thousands)	Weighted average exercise price

Less than $14.09	617	$9.63	1,218	$0.77	1,835	$3.75
Above $14.09	-	$-	-	$-	-	$-
Total	617	$9.63	1,218	$0.77	1,835	$3.75

The Company’s aggregate equity-based compensation expense for the three months ended September 30, 2019 and 2018 totaled $1,873 and $1,752, respectively.

As of September 30, 2019, there was $6,836 of total unrecognized equity-based compensation expense related to unvested equity-based compensation awards granted under the Company’s equity incentive plans. This amount is expected to be recognized during the period from 2019 through 2023.

NOTE K—Pension Liability

The information in this note represents the net periodic pension and post-retirement benefit costs and related components in accordance with FASB ASC No. 715 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” The components of net pension and post-retirement periodic benefit cost for the nine months ended September 30, 2019 and 2018 are as follows (unaudited):

	Nine months ended September 30,
	2019	2018
Components of net periodic benefit cost:
Service cost and amortization of loss	$15	$18
Interest cost	11	12

Net periodic benefit cost	$26	$30

The net pension liability as of September 30, 2019 amounted to $801.

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

The following table provides information by value level for assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019:

	Balance as of	Fair value measurements
	September 30, 2019	Level 1	Level 2	Level 3
Description	(Unaudited)
Assets:
Cash equivalents:
Money market mutual funds	$8,578	$8,578	-	-

Short-term marketable securities:
U.S. GSE securities	$748		$748
Corporate debt securities	$21,368	-	$21,368	-

Long-term marketable securities:
U.S. GSE securities	$15,037	-	$15,037	-
Corporate debt securities	$50,644	-	$50,644	-

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

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted and short-term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying values at September 30, 2019 due to the short-term maturity of these instruments.

NOTE M—STOCKHOLDERS’ EQUITY

During the first nine months of 2019, the Company did not repurchase any shares of common stock.

During the first nine months of 2018, the Company repurchased 803,762 shares of common stock at an average purchase price of $12.23 per share for an aggregate purchase price of $9,827. As of September 30, 2019, 794,913 shares of common stock remained authorized for repurchase under the Company's board-authorized share repurchase program.

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

During the first nine months of 2019, the Company issued approximately 737,000 shares of common stock out of treasury stock to employees who exercised their stock options, SARs or vested RSUs, or purchased shares from the Company’s 1993 Employee Stock Purchase Plan.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of the Company’s total revenues, and amounted to 39% and 47% of the Company’s total revenues for the first nine months of 2019 and 2018, respectively, and 40% and 42% of the Company’s total revenues for the third quarter of 2019 and 2018, respectively, and (ii) revenues from SmartHome products amounted to 13% of the Company’s total revenues for both first nine month periods of 2019 and 2018, and 12% of the Company’s total revenues for both third quarter of 2019 and 2018.

Unified Communications - Comprehensive solution for unified communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from the Company’s unified communications products represented 32% and 33% of its total revenues for the first nine months of 2019 and 2018, respectively, and 32% and 37% of the Company’s revenues for the third quarter of 2019 and 2018, respectively. No product in the Unified Communications segment generated revenues in excess of 10% of the Company’s total consolidated revenues for both the first nine months and the third quarter of 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, mobile headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 16% and 7% of the Company’s total revenues for the first nine months of 2019 and 2018, respectively, and 16% and 9% of the Company’s total revenues for the third quarter of 2019 and 2018, respectively. No product in the SmartVoice segment generated revenues in excess of 10% of the Company’s total consolidated revenues for either the first nine months or the third quarter of 2019 and 2018.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2019 and 2018 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$16,124	$17,472	$4,699	$3,990
Unified Communications	$9,955	$12,125	$3,592	$4,474
SmartVoice	$4,963	$3,022	$(6,101)	$(5,525)
Total	$31,042	$32,619	$2,190	$2,939

Selected operating results information for each business segment was as follows for the nine months ended September 30, 2019 and 2018 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$45,772	$54,311	$12,936	$11,752
Unified Communications	$28,161	$30,269	$9,143	$9,737
SmartVoice	$14,419	$6,801	$(17,628)	$(16,296)
Total	$88,352	$91,381	$4,451	$5,193

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months periods ended September 30, 2019 (unaudited):

	Three months	Nine months
Income from operations	$2,190	$4,451
Unallocated corporate, general and administrative expenses	(480)	(1,480)
Equity-based compensation expenses	(1,873)	(5,838)
Intangible assets amortization expenses	(104)	(312)
Financial income, net	416	1,129
Total consolidated income (loss) before taxes	$149	$(2,050)

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows for the three and nine months ended September 30, 2018 (unaudited):

	Three months	Nine months
Income from operations	$2,939	$5,193
Unallocated corporate, general and administrative expenses	(499)	(1,595)
Equity-based compensation expenses	(1,752)	(5,111)
Intangible assets amortization expenses	(425)	(1,276)
Financial income, net	492	1,291
Total consolidated income (loss) before taxes	$755	$(1,498)

NOTE O —ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2019 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized losses on foreign currency translation	Total

Beginning balance	$(241)	$-	$(353)	$(352)	$(946)
Other comprehensive income before reclassifications	142	-	-	19	161
Losses reclassified from accumulated other comprehensive income	7	-	4	-	11

Net current period other comprehensive income	149	-	4	19	172

Ending balance	$(92)	$-	$(349)	$(333)	$(774)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2019 (unaudited):

Details about accumulated other comprehensive income components	Losses (gains) reclassified from accumulated other comprehensive income	Affected line item in the statement of income

Losses on available-for-sale marketable securities	7	Financial income, net
	-	Provision for income taxes
	7	Total, net of income taxes
Gains on cash flow hedges
	-	Research and development
	-	Sales and marketing
	-	General and administrative
	-	Total, before income taxes
	-	Provision for income taxes

	-	Total, net of income taxes

Losses on components of defined benefit plans	3	Research and development
	1	Sales and marketing

	4	Total, before income taxes

	-	Provision for income taxes

	4	Total, net of income taxes

Total reclassifications for the period	$11	Total, net of income taxes

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2019 (unaudited):

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
Beginning balance	$(1,634)	$(3)	$(361)	$(326)	$(2,324)
Other comprehensive income (loss) before reclassifications	1,492	108	-	(7)	1,593
Losses (gains) reclassified from accumulated other comprehensive income (loss)	50	(105)	12	-	(43)
Net current period other comprehensive income (loss)	1,542	3	12	(7)	1,550

Ending balance	$(92)	$-	$(349)	(333)	$(774)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2019 (unaudited):

Details about accumulated other comprehensive income (loss) components	Losses (gains) reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement of income (loss)

Losses on available-for-sale marketable securities	$50	Financial income, net
	-	Provision for income taxes
	50	Total, net of income taxes

Gains on cash flow hedges
	(83)	Research and development
	(8)	Sales and marketing
	(14)	General and administrative
	(105)	Total, before income taxes
	-	Provision for income taxes
	(105)	Total, net of income taxes

Losses on components of defined benefit plans	8	Research and development
	4	Sales and marketing
	12	Total, before income taxes
	-	Provision for income taxes
	12	Total, net of income taxes

Total reclassifications for the period	$(43)	Total, net of income taxes

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

The Company recorded grants in the amount of $304 and $200 for the three month periods ended September 30, 2019 and 2018, respectively.

The Company recorded grants in the amount of $1,305 and $1,200 for the nine month periods ended September 30, 2019 and 2018, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements include statements regarding:

●

Our expectation that revenues from our growth initiatives, primarily SmartVoice products, will increase in 2019 as compared to 2018, and expect such revenues will represent approximately two thirds of our total revenues for the fourth quarter of 2019;

●	Our expectation that near term softness in our Unified Communications segment will recover in 2020;

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

●	Our belief that our available cash and cash equivalents at September 30, 2019 should be sufficient to finance our operations for the foreseeable future.

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

We are seeing evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our growth initiatives products and a number of such new products have begun mass shipments. For the first nine months of 2019, revenues from our growth initiatives, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $54.2 million and accounted for 61% of our total revenues, as compared to 53% of our total revenues for the first nine months of 2018, and represented an increase of 11% year-over-year. Revenues from our Unified Communications products represented 32% of our total revenues for the first nine months 2019, as compared to 33% of our total revenues for the first nine months of 2018. Revenues from our SmartVoice products represented 16% of our total revenues for the first nine months of 2019, as compared to 7% of our total revenues for the first nine months of 2018. Revenues from SmartHome products accounted for 13% of our revenues for both nine month periods of 2019 and 2018. For the first nine months of 2019 as compared for the first nine months of 2018, revenues from the SmartVoice segment grew by 112%. Revenues from the Unified Communications segment decreased by 7%, and revenues from SmartHome products decreased by 1%. Based on a strong pipeline of design wins, our current mix of growth initiatives products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our growth initiatives, primarily related to SmartVoice products, to increase in 2019 as compared to 2018, and we expect such revenues to represent approximately two thirds of our total revenues for the fourth quarter of 2019. The expected increase in revenues from growth initiatives is driven by our SmartVoice segment as we expect near-term softness in our Unified Communications segment. Nonetheless, we anticipate our Unified Communications segment will recover in 2020 based on customers’ feedback and major design wins we have secured.

Our revenues were $88.4 million for the first nine months of 2019, a 3% decrease compared to the corresponding period of 2018. The decrease for the first nine months of 2019 was primarily as a result of decrease in sales of our digital cordless products, partially offset by increased sales of our SmartVoice products. Revenues from our growth initiatives accounted for 61% of our total revenues for the first nine months of 2019, as compared to 53% of our total revenues for the first nine months of 2018.

Our gross margin increased to 50.5% of our total revenues for the first nine months of 2019 from 49.3% for the first nine months of 2018, primary due to (i) a change in the mix of products sold and mix of customers, and (ii) an improvement in direct contribution and production yield of certain of our products. We anticipate that our gross margin on an annual basis will continue to increase, as compared to previous periods, as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $3.2 million for the first nine months of 2019, as compared to an operating loss of $2.8 million for the first nine months of 2018. The increase in our operating loss is attributed to a decrease in revenues for the first nine months of 2019, as compared to the same period in 2018, partially offset by an increase in our gross margins for the first nine months of 2019, as compared to the corresponding period of 2018.

Our operating expenses remained at the same level for the first nine months of 2019 and 2018. Selling and marketing expenses increased for the first nine months of 2019 as compared to 2018. However, this increase in operating expenses was fully offset by a decrease in amortization of intangible assets and Research and development expenses for the first nine months of 2019, as compared to the first nine months of 2018.

Notwithstanding our success in increasing our revenues from growth initiatives and increasing our gross margin as a percentage of our total revenues, we expect that our financial condition will continue to be challenged by the expected, continued decline of the cordless telephony market. A significant percentage of our revenues continues to be generated from sales of chipsets used in cordless phones that are based on fixed-line telephony.

As of September 30, 2019, our principal source of liquidity consisted of cash and cash equivalents of $18.4 million and marketable securities, short and long-term deposits of $102.0 million, totaling $120.4 million.

RESULTS OF OPERATIONS

The following tables represent our total revenues and our revenues by product family for the three and nine month periods ended September 30, 2019 and 2018 (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Total Revenues (1)	$31.0	$32.6	(5%)	$88.4	$91.4	(3%)
Cordless (2)	$12.3	$13.7	(10%)	$34.2	$42.6	(20%)
Percentage of total revenues	40%	42%		39%	47%
SmartHome	$3.8	$3.8	1%	$11.6	$11.7	(1%)
Percentage of total revenues	12%	12%		13%	13%
Unified Communications (3)	$10.0	$12.1	(18%)	$28.2	$30.3	(7%)
Percentage of total revenues	32%	37%		32%	33%
SmartVoice (4)	$5.0	$3.0	64%	$14.4	$6.8	112%
Percentage of total revenues	16%	9%		16%	7%

1.

The decrease in revenues for the third quarter and the first nine months of 2019 as compared to the same periods in 2018 was primarily as a result of a decrease in sales of our cordless telephony and Unified Communications products, offset to some extent by increased sales of our SmartVoice products.

2.

The decrease in cordless revenues for the third quarter and first nine months of 2019 as compared to the same periods in 2018 was mainly attributable to decreased demand from our customers in all markets.

3.

The decrease in our Unified Communications product sales for the third quarter and first nine months of 2019, as compared to the comparable periods in 2018, was mainly attributable to lower customer demand mostly due to inventory adjustments and near-term weakness in the overall market.

4.

The increase in our SmartVoice product sales for the third quarter and first nine months of 2019, as compared to the same periods in 2018, was attributable to an increase in the number of customers and design wins in this segment.

The following table shows the breakdown of revenues for all product lines for the periods based on the geographic location of our customers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$1,351	$1,442	$3,827	$4,498
Japan	3,672	4,045	9,063	11,532
Europe	2,644	2,379	6,881	7,169
Hong-Kong	8,169	8,656	23,952	28,407
China	6,187	5,015	17,193	12,135
Taiwan	5,970	7,745	18,658	19,100
South Korea	1,648	1,966	5,703	4,790
Other	1,401	1,371	3,075	3,750
Total revenues	$31,042	$32,619	$88,352	$91,381

Sales to our customers in United States decreased for the third quarter and first nine months of 2019 as compared to the same periods of 2018, representing a decrease of 6% and 15%, respectively, in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers.

Sales to our customers in Japan decreased for the third quarter and first nine months of 2019 as compared to the same periods of 2018, representing a decrease of 9% and 21% in absolute dollars. The decrease in our sales to Japan for the comparable periods resulted mainly from a decrease in sales through our distributor, Nexty Electronics Corporation (“Nexty Electronics”) to Panasonic Communications Ltd (“Panasonic”), representing a decrease of 10% and 19% in absolute dollars for the third quarter and the first nine months of 2019, respectively, as compared to the same periods of 2018.

Sales to our customers in Hong Kong decreased for the third quarter and first nine months of 2019, as compared to the same periods of 2018, representing a decrease of 6% and 16%, respectively, in absolute dollars, resulting mainly from a decrease in sales to our customer Vtech Holdings Ltd. (“VTech”), representing a 12% and 13% decrease in sales for the comparable periods.

Sales to our customers in China increased for the third quarter and first nine months of 2019, as compared to the same periods of 2018, representing an increase of 23% and 42%, respectively, in absolute dollars. The increase in our sales to China for the comparable periods resulted mainly from an increase in demand from our customers, especially sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd (“OPPO”), one of China’s top mobile OEMs, as well as an increase in the number of our Chinese customers.

Sales to our customers in Taiwan decreased for the third quarter and first nine months of 2019, as compared to the same periods of 2018, representing a decrease of 23% and 2%, respectively, in absolute dollars. The decrease in our sales to Taiwan for the comparable periods resulted mainly from a decrease in sales for our Unified Communications products to Avaya Holdings Corporation (“Avaya”) through our distributor, Ascend Technology Inc. (“Ascend Technology”).

Sales to our customers in South Korea decreased for the third quarter of 2019, as compared to the same period of 2018, representing a decrease of 16%, in absolute dollars, which resulted mainly from a decrease in sales to a tier one customer in the SmartVoice segment. Sales to our customers in South Korea increased for the first nine months of 2019, as compared to the same period of 2018, representing an increase of 19% in absolute dollars, which resulted mainly from an increase in sales to a tier one customer in the SmartVoice segment.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products, as well as inventory correction cycles within the market.

Significant customers. The loss of any of our significant customers or distributors could have a material adverse effect on our business, financial condition and results of operations. The following table represents our total revenues, as a percentage of our total revenues, from our significant customers for the three and nine month periods ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
VTech	19%	21%	21%	23%
Panasonic	10%	10%	8%	10%
Avaya	4%	10%	5%	6%

The following table represents our total revenues, as a percentage of our total revenues, through our main distributors for the three and nine-month periods ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Nexty Electronics (1)	11%	12%	9%	12%
Ascend Technology (2)	24%	29%	25%	27%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers; One of those customers - Panasonic, accounted for 10% of our total revenues for both three month periods ended September 30, 2019 and 2018, and 8% and 10% of our total revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

(2)

Ascend Technology sells our products to a limited number of customers. One of those customers - Avaya – accounted for 4% and 10% of our total revenues for the three month periods ended September 30, 2019 and 2018, respectively, and 5% and 6% of our total revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

Significant products. Revenues from our digital cordless telephony products represented 39% and 47% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. Revenues from our digital cordless telephony products represented 40% and 42% of our total revenues for the third quarter of 2019 and 2018, respectively. We believe that sales of digital cordless telephony products will continue to represent a substantial percentage of our revenues for 2019.

Revenues from our Unified Communications products represented 32% and 33% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. Revenues from our Unified Communications products represented 32% and 37% of our total revenues for the third quarter of 2019 and 2018, respectively.

Revenues from our SmartVoice products represented 16% and 7% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. Revenues from our SmartVoice products represented 16% and 9% of our total revenues for the third quarter of 2019 and 2018, respectively.

Revenues from our SmartHome products represented 13% of our total revenues for both nine month periods ended September 30, 2019 and 2018. Revenues from our SmartHome products represented 12% of our total revenues for both third quarters of 2019 and 2018.

Gross profit. Gross profit as a percentage of revenues was 50.8 % for the third quarter of 2019 and 50.0% for the third quarter of 2018. Gross profit as a percentage of revenues was 50.5% for the first nine months of 2019 and 49.3% for the first nine months of 2018.

The increase in our gross profit for third quarter of 2019 compared to the comparable period in 2018 was primarily due to (i) a change in the mix of products sold and mix of customers, (ii) an improvement in direct contribution and production yield of certain of our products, and (iii) lower royalty expenses recorded in the third quarter of 2019, as compared to the comparable period in 2018.

The increase in our gross profit for the first nine months of 2019, as compared to the comparable period in 2018 was primarily due to (i) a change in the mix of products sold and mix of customers, and (ii) an improvement in direct contribution and production yield of certain of our products.

Cost of goods sold consists primarily of costs of wafer manufacturing and fabrication, assembly and testing of integrated circuit devices and related overhead costs, and compensation and associated expenses related to manufacturing and testing support, inventory obsolesce and logistics personnel.

Research and development expenses, net. Our research and development expenses, net, decreased to $9.2 million for the third quarter of 2019 from $9.6 million for the third quarter of 2018. The decrease for the third quarter of 2019 was mainly due to (i) a decrease in equity-based compensation expense of $0.1 million, as compared to the third quarter of 2018, (ii) a decrease of $0.9 million in tape out expenses, as compared to the third quarter of 2018, and (iii) an increase in funding received from the IIA in the amount of $0.1 million, as compared to the third quarter of 2018. The decrease in research and development expenses was partially offset by (x) an increase in IP expenses in the amount of $0.1 million, as compared to the third quarter of 2018, (y) an increase of $0.2 million in salaries and related expenses as compared to the third quarter of 2018 as a result of an increase in the number of research and development employees in the third quarter of 2019, as compared to the third quarter of 2018, and the devaluation of the U. S. Dollar vs. the Israeli Shekel in the third quarter of 2019, as compared to the third quarter of 2018, and (z) an increase in other research and development costs, such as development tools and overhead allocated expenses, as compared to the third quarter of 2018.

Our research and development expenses, net, decreased to $26.7 million for the first nine months of 2019 from $27.5 million for the first nine months of 2018. The decrease for the first nine months of 2019 was mainly due to (i) a decrease of $1.0 million in IP and tape out expenses for the first nine months of 2019, as compared to the first nine months of 2018, (ii) a decrease of $0.7 million in salaries and related expenses in the first nine months of 2019, as compared to the first nine months of 2018, mainly due to devaluation of the Israeli Shekel vs. the U. S. Dollar in the first nine months of 2019, as compared to 2018, and (iii) a decrease in payroll related expenses in the comparable periods. Those decreases were partially offset by (i) an increase of $0.7 million in subcontractors, consultants, labor contractors and development tools expenses, as compared to the first nine months of 2018, and (ii) an increase of $0.1 million in equity-based compensation expenses, as compared to the first nine months of 2018.

Our research and development expenses, net, as a percentage of our total revenues were 30% and 29% for the three months ended September 30, 2019, and 2018, respectively, and 30% for both nine months ended September 30, 2019 and 2018. The increase in research and development expenses, net, as a percentage of our total revenues for the three months ended September 30, 2019 as compared to the third quarter of 2018, was mainly due to a decrease in revenues, partially offset by a decrease in research and development expenses for the comparable periods.

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

Sales and marketing expenses. Our sales and marketing expenses increased to $4.3 million for the third quarter of 2019 from $3.6 million for the third quarter of 2018. The increase in sales and marketing expenses for the third quarter of 2019, as compared to the comparable period of 2018, was mainly due to (i) an increase of $0.3 million in salaries and payroll related expenses, as compared to the third quarter of 2018, mainly as a result of an increase in the number of sales and marketing employees, (ii) an increase of $0.2 million in equity-based compensation expenses, as compared to the third quarter of 2018, and (iii) an increase of $0.2 million in consultants, subcontractors and labor contractors for the third quarter of 2019, as compared to the third quarter of 2018. The increase in sales and marketing expenses was partially offset by a decrease of $0.1 in sales commissions, as compared to the third quarter of 2018.

Our sales and marketing expenses increased to $13.2 million for the first nine months of 2019 from $11.5 million for the first nine months of 2018. The increase in sales and marketing expenses for the first nine months of 2019, compared to the comparable period of 2018, was mainly due to (i) an increase in salaries and payroll related expenses in the amount of $1.3 million for the first nine months of 2019, as compared to the first nine months of 2018, mainly as a result of an increase in the number of sales and marketing employees, (ii) an increase of $0.4 million in equity-based compensation expenses for the first nine months of 2019, as compared to the first nine months of 2018, and (iii) an increase of $0.2 million in labor contractors for the first nine months of 2019, as compared to the first nine months of 2018. The increase in sales and marketing expenses was partially offset by a decrease of $0.4 million in sales commissions for the first nine months of 2019, as compared to the first nine months of 2018.

Our sales and marketing expenses, net, as a percentage of our total revenues were 14% and 11% for the three months ended September 30, 2019 and 2018, respectively, and 15% and 13% for the first nine months of 2019 and 2018, respectively. The increase as a percentage of our total revenues for both comparable periods ended September 30, 2019 was mainly due to an increase in sales and marketing expenses and a decrease in revenues for the comparable periods.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and administrative expenses. Our general and administrative expenses were $2.4 million for both third quarters of 2019 and 2018.

Our general and administrative expenses were $7.6 million for both first nine months of 2019 and 2018.

General and administrative expenses as a percentage of our total revenues were 8% and 7% for the three months ended September 30, 2019 and 2018, respectively, and 9% and 8% for the first nine months of 2019 and 2018, respectively. The increase as a percentage of our total revenues for both comparable periods was mainly due to a decrease in revenues for the comparable periods.

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

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products exceeded 10% of our total revenues, and amounted to 39% and 47% of our total revenues for the first nine months of 2019 and 2018, respectively, and 40% and 42% of our total revenues for the third quarter of 2019 and 2018, respectively, and (ii) revenues from SmartHome products amounted to 13% of our total revenues for both first nine month periods of 2019 and 2018, and 12% of our total revenues for both third quarters of 2019 and 2018.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from our Unified Communications products represented 32% and 33% of its total revenues for the first nine month of 2019 and 2018, respectively, and 32% and 37% of our revenues for the third quarter of 2019 and 2018, respectively. No product in the Unified Communications segment generated revenues in excess of 10% of our total consolidated revenues for both the first nine months and the third quarter of 2019 and 2018.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, mobile headsets and other devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 16% and 7% of our total revenues for the first nine months of 2019 and 2018, respectively, and 16% and 9% of our total revenues for the third quarter of 2019 and 2018, respectively. No product in the SmartVoice segment generated revenues in excess of 10% of our total consolidated revenues for either the first nine months or the third quarter of 2019 and 2018.

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

Selected operating results information for each business segment was as follows for the three months ended September 30, 2019 and 2018 (unaudited):

	Three months ended September 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$16,124	$17,472	$4,699	$3,990
Unified Communications	$9,955	$12,125	$3,592	$4,474
SmartVoice	$4,963	$3,022	$(6,101)	$(5,525)
Total	$31,042	$32,619	$2,190	$2,939

Selected operating results information for each business segment was as follows for the nine months ended September, 2019 and 2018 (unaudited):

	Nine months ended September 30,
	Revenues		Income (loss) from operations
	2019	2018	2019	2018
Home	$45,772	$54,311	$12,936	$11,752
Unified Communications	$28,161	$30,269	$9,143	$9,737
SmartVoice	$14,419	$6,801	$(17,628)	$(16,296)
Total	$88,352	$91,381	$4,451	$5,193

Sales to our customers in the home segment decreased for the third quarter and the first nine months of 2019, as compared to the third quarter and first nine months of 2018, representing a decrease of 8% and 16%, respectively, in absolute dollars for the comparable periods. The decrease in sales in the home segment for the comparable periods was mainly attributable to decreased demands for cordless phones.

Sales to our customers in the Unified Communications segment decreased for the third quarter and first nine months of 2019 as compared to the third quarter and first nine months of 2018, representing a decrease of 18% and 7%, respectively, in absolute dollars. The decrease in sales in the Unified Communications segment for the comparable periods was attributable to lower customer demand mostly due to inventory adjustments and near-term weakness in the overall market.

Sales to our customers in the SmartVoice segment increased for the third quarter and the first nine months of 2019 as compared to the third quarter and first nine months of 2018, representing an increase of 64% and 112%, respectively, in absolute dollars. The increase in sales to our customers in the SmartVoice segment for the comparable periods was mainly due to an increase in sales to a tier one customer and sales of our SmartVoice products to OPPO.

The reconciliation of segment operating results information to our consolidated financial information is included in Note N to our condensed consolidated financial statements.

Amortization of intangible assets. For the third quarter of 2019 and 2018, we recorded an expense of $0.1 million and $0.4 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. During the first nine months of 2019 and 2018, we recorded an expense of $0.3 million and $1.3 million, respectively, relating to the amortization of intangible assets associated with previous acquisitions. The above-mentioned decrease is attributable to the cessation of amortization of intangible assets related to our acquisition of BoneTone Communications in 2011.

Financial income, net. Financial income, net, amounted to $0.4 million and $0.5 million for the three month periods ended September 30, 2019 and 2018, respectively. Financial income, net, amounted to $1.1 million and $1.3 million for the first nine months of 2019 and 2018, respectively.

Financial income, net, for the third quarter of 2019 decreased in the amount of $0.2 million as a result of exchange rate differences due to the new lease accounting standard (ASC 2016-02). This decrease was offset to some extent by an increase in marketable securities and deposit interest for the third quarter of 2019, as compared to the third quarter of 2018, due to an increase in interest rates.

The decrease for the first nine months of 2019 compared to 2018 in financial income, net, resulted mainly from exchange rate differences due to the new lease accounting standard (ASC 2016-02), in the amount of $0.7 million, offset to some extent by an increase in marketable securities and deposit interest for the nine months period ended September 30, 2019, compared to the nine months period ended September 30, 2018, due to an increase in interest rates.

Provision for income taxes. We had income tax benefit in the amount of $0.3 million for the third quarter of 2019, as compared to income tax expense of $0.3 million for the third quarter of 2018. We had $0.9 million of income tax benefit in the first nine months of 2019, as compared to $0.1 million of income tax expense for the first nine months of 2018.

The income tax benefit for the third quarter of 2019 was attributable to (i) income in the amount of $0.2 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (ii) income in the amount of $0.1 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In the third quarter of 2018, we had tax expenses of less than $0.1 million, that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In addition, current tax expenses amounted to $0.3 million for the third quarter of 2018. The income tax benefit for the first nine months of 2019 was attributable to (x) income in the amount of $0.6 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, and (y) income in the amount of $0.3 million that resulted from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses. In the first nine months of 2018, we had $0.5 million of current tax expenses, offset to some extent by income in the amount of $0.3 million resulting from changes in deferred taxes related to intangible assets acquired in previous acquisitions and equity-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities. During the first nine months of 2019, we used $0.3 million of cash and cash equivalents in our operating activities, as compared to $2.0 million of cash provided from our operating activities for the first nine months of 2018. The decrease in net cash provided from operating activities for the first nine months of 2019, as compared to the first nine months of 2018, was mainly as a result of changes in working capital items for the first nine months of 2019, as compared to the first nine months of 2018, offset to some extent by a decrease in net loss for the first nine months of 2019, as compared to the first nine months of 2018.

Investing activities. We invest excess cash in marketable securities of varying maturity, depending on our projected cash needs for operations, capital expenditures and other business purposes. During the first nine months of 2019, we purchased $39.8 million of marketable securities and short-term deposits, compared to $24.0 million purchased during the first nine months of 2018. During the first nine months of 2019, $28.9 million of marketable securities and short-term deposits matured and were called by the issuers, as compared to $17.4 million during the first nine months of 2018. During the first nine months of 2019 and 2018, $21.5 million and $4.8 million, respectively, of marketable securities were sold. As of September 30, 2019, the amortized cost of our marketable securities and deposits was $102.1 million and their stated market value was $102.0, representing $0.1 million of unrealized losses.

Our capital equipment purchases, consisting primarily of research and development software tools, computers, peripheral, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $5.3 and $0.9 million, for the first nine months of 2019 and 2018, respectively. For the first nine months of 2019, capital investments were related mostly to leasehold improvements for our new Israeli facilities.

Financing activities. No shares of common stock were repurchased during the first nine months of 2019. During the first nine months of 2018, we paid an aggregate purchase price of $9.6 million to repurchase approximately 785,000 shares of common stock at an average purchase price of $12.23 per share.

In addition, during the first nine months of 2019, we received $1.2 million upon the exercise of employee stock options. During the first nine months of 2018, we received $0.5 million upon the exercise of employee stock options. We cannot predict cash flows from exercises of stock options for future periods.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In August 2018, our board authorized a $10 million buyback program, inclusive of the shares that remained available for repurchase from previously authorized share repurchase programs. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10.0 million, inclusive of previously authorized amounts under the repurchase program. At September 30, 2019, 794,913 shares of our common stock were available for repurchase under our board authorized share repurchase program.

As of September 30, 2019, we had cash and cash equivalents totaling approximately $18.4 million and marketable securities and time deposits of approximately $102.0 million. Out of total cash, cash equivalents and marketable securities of $120.4 million, $110.0 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at September 30, 2019 was approximately $59.6 million, compared to $57.1 as of September 30, 2018. The increase in working capital was mainly due to (i) a net cash of $6.3 million generated from operating activities from September 30, 2018 through September 30, 2019, (ii) the replacement of long term marketable securities with short term marketable securities and deposits, and (iii) a net cash of $1.5 million received upon the exercise of employee stock options from September 30, 2018 through September 30, 2019. The above-mentioned increase were offset to some extent by (i) the repurchase of our common stock in the amount of $2.7 million from September 30, 2018 through September 30, 2019, and (ii) capital equipment purchases in the amount of $5.5 million from September 30, 2018 through September 30, 2019, related mostly to leasehold improvements for our new Israeli facilities. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Foreign currency exchange rate risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel is paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2019, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note H to notes to our consolidated financial statements for the period ended September 30, 2019. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSUREs ABOUT MARKET RISK

See "Management’s discussion and analysis of financial condition and results of operations—quantitative and qualitative disclosures about market risk."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

The market for mobile device components is highly competitive and characterized by the presence of large companies with significantly greater resources than we have. Our SmartVoice product family relates only to the voice and audio subsystem of a mobile device and there are only a limited number of OEMs that address this market. Our main competitors include Knowles Corporation, Synaptics and Cirrus Logic. We also face competition from other companies and could face competition from new market entrants. We also compete against solutions internally developed by OEMs, as well as combined third-party software and hardware systems. Notwithstanding prior design wins with any OEM customer, our SmartVoice products may be designed out as a result of internal solutions or replacement with software systems in future products of such OEM customer. If we are unable to compete effectively, we may not succeed in achieving additional design wins and may have to lower our pricing in an to attempt to gain design wins, both of which would adversely impact our operating results.

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

Sales of our digital cordless telephony products comprised 39% of our total revenues for the first nine months of 2019 and 47% for the same period of 2018. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

VTech Holdings Ltd (“VTech”), Panasonic Communications Ltd. (“Panasonic”) through Nexty Electronics, Ltd. (“Nexty Electronics”), Cisco Systems, Inc. (“Cisco”) through Ascend Technology Inc. (“Ascend Technology”) and Samsung Electronics Ltd. (“Samsung”), accounted for approximately 44% and 46% of our total revenues for the first nine months of 2019 and 2018, respectively.

The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
10% Customers	2019	2018
VTech	21%	23%

Panasonic	*	10%

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

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and office products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 95% of our total revenues for the first nine months of 2019 and 2018, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Our principal research and development facilities are located in the State of Israel and, as a result, at September 30, 2019, 200 of our 333 employees were located in Israel, including 132 out of 201 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% and 95% of our total revenues for the first nine months of 2019 and 2018, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2019, we did not repurchase any shares of common stock.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At September 30, 2019, 794,913 shares of our common stock are available for repurchase under our board-authorized share repurchase programs. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

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

DSP GROUP, INC. (Registrant)

Date: November 12, 2019	By:	/s/ Dror Levy Dror Levy, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)