Form 10-K
period 2019-12-31
DSP GROUP INC /DE/
filed 2020-03-11
CIK 915778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TOSECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ________to________

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

As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 28, 2019 as reported on the NASDAQ Global Select Market, was approximately $265,430,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2020, the Registrant had outstanding 23,428,494 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2019 are incorporated herein by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this annual report.

INDEX

DSP GROUP, INC.

א

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. Forward-looking statements include statements regarding:

●	Our expectation that revenues from our growth initiatives will increase in 2020 as compared to 2019;

●	Our expectation that revenues from growth initiatives will represent more than two-thirds of the total revenues in 2020;

●	Our expectation that our next generation AI/ML with voice enhancement SoC will be introduced in 2020;

●	Our expectation that the Unified Communications market will recover in 2020;

●

Our anticipation that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins;

●	Our belief that our past research and development investments in new technologies are paying off;

●

Our belief that because of the growth of new communication access methods, including mobile, wireless broadband, cable and other connectivity, the traditional cordless telephony market using fixed-line telephony will continue to decline, which will continue to reduce our revenues derived from, and unit sales of, cordless telephony products; and

●	Our belief that our available cash and cash equivalents at December 31, 2019 should be sufficient to finance our operations for the foreseeable future.

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

Introduction

DSP Group®, Inc. (NASDAQ: DSPG) is a global leader in wireless, audio, voice and AI chipsets for a wide range of smart-enabled devices. Delivering semiconductor system solutions with software and hardware reference designs, DSP Group enables original equipment manufacturers (OEMs), original design manufacturers (ODMs), consumer electronics (CE) manufacturers and service providers to cost-effectively develop new products with fast time to market. At the forefront of semiconductor, communication-related innovation and operational excellence for over three decades, DSP Group provides a broad portfolio of wireless chipsets integrating industry leading standards, including DECT/CAT-iq, ULE, PSTN, HDClear™ voice, video and VoIP technologies. DSP Group is a leader in high performance low-power integrated circuits (ICs) for audio and voice signal processing applications. We enable converged voice, audio, video and data connectivity across diverse mobile, consumer and enterprise products. Applications range from mobile phones, IoT, wearable devices, hearable devices, connected multimedia screens, home automation and security to cordless phones, Unified Communications systems and home gateways. Leveraging industry-leading experience, expertise and patent portfolio, DSP Group partners with leading CE manufacturers and service providers to reshape the future of converged communications at home, office and mobile on the go devices.

In 2019, revenues from our growth initiatives, mainly Unified Communications, SmartVoice and SmartHome products (consisting of ULE ICs and home gateway ICs), accounted for 63% of our total revenues. We expect that revenues from these growth initiatives will represent more than two-thirds of our 2020 total revenues.

We were incorporated in California in 1987 and reincorporated in Delaware in 1994. We completed our initial public offering in February 1994.

Industry Environment and Our Business

Our focus on the design of highly-integrated, mixed-signal devices that combine signal processing, complex RF (radio frequency), analog and digital functions enables us to address the complex challenges of integrating various technologies, platforms and processes posed by emerging trends in the industry. Our IC products are customizable, achieve high functionality and performance at reduced power consumption, especially for Internet of Things (IoT), home automation devices, mobile, hearables, wearables, cordless and IP telephony products that require very low power consumption, and can be manufactured in high volumes using cost-effective process technologies. Our system level architectures provide an open design environment for ODMs to design and market their own differentiated end products.

Our expertise and investment in software development, including Board Support Packages (BSPs) and drivers, telephony, communication stacks and application layers in Real-Time Operating System (RTOS) and Full Featured Operating System (FFOS) frameworks, enable our customers-’ fast time to market with cost- and performance-optimized flexible solutions. With our internally developed innovations and acquired intellectual property, we deliver value to our existing market verticals and address new market verticals, including markets for IoT, office phones, mobile, hearables and wearables, consumer and computing devices, and voice user interface, thus expanding our market opportunities.

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

Moreover, we expanded our DECT solutions beyond cordless telephony to address the IoT market via an ultra-low energy version of DECT called DECT ULE or ULE. ULE offers numerous technological benefits due to its licensed and interference-free bands, longer range, RF robustness, propagation through multiple walls, voice and visual support, while operating at very low power. ULE is built from the ground up to support voice and audio transport, making it ideal for today’s voice-enabled SmartHome.

In the past decade, we have expanded from primarily delivering cordless telephony solutions serving consumers to chipsets and telephony solutions for office and business applications to becoming a market leader in the Office segment. Today, DSP Group offers comprehensive systems-on-a-chip (SoC) and solutions for VoIP, home, SoHo and office IP phones. VoIP is a technology that enables users to make HD voice and video calls via a broadband Internet connection rather than an analog phone line. Furthermore, with speech-enabled mobile, smart assistants and IoT devices playing an increasingly significant role in peoples’ lives, in February 2013, we unveiled our HDClear technology. We have incorporated this HDClear technology into our SmartVoice product family consisting of a comprehensive suite of noise suppression and voice quality enhancement products for mobile, wearables, hearables and always-on IoT and SmartHome devices. HDClear capitalizes on the voice user interface trend by incorporating voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation, and beam forming algorithms, thereby dramatically improving user experience and delivering unparalleled voice quality and speech recognition. Our HDClear technology is both high performance and ultra-low power. This technology was conceived through internal development combined with the acquisition of BoneTone Communications Ltd. (“BoneTone”) and the addition of their innovative intelligent noise cancellation algorithms to our low power SoC. In 2015, we secured our first design win for HDClear with a tier one mobile customer and started mass production shipments during the fourth quarter of 2015. In 2016, we shipped our HDClear hardware and software solution in mass production to a tier one mobile customer for one of its flagship mobile phones. In 2017, we shipped our HDClear solution to two flag ship mobile phones and eight different OEMs for non-mobile phone applications. In 2018, we shipped our solution to over a dozen smartphone, IoT, wearable and computing OEMs, and achieved over 124% year-over-year growth in the SmartVoice segment. In 2019, we achieved 74% year-over-year growth in the SmartVoice segment via a broad-based expansion with both existing and new customers across our target markets.

Committed to advancing technology across the CE and telecommunications markets, DSP Group is actively involved in prominent industry associations, including the Wi-Fi Alliance, ULE Alliance, the European Telecommunications Standards Institute and DECT Forum. We also participate in the 3GPP and MIPI alliance. DSP Group is further deeply involved in all stages of defining DECT CAT-iq and ULE standards and is building full eco-systems to support these solutions. We are also an active member of the Home Gateway Initiative (HGI). Such industry involvements enable us to participate in the definition of standards and keep abreast of the latest innovations, and market and technology requirements. We also maintain close relationships with many world-leading telecommunication service providers, thereby providing us with insight into future plans across the industry.

Target Markets and DSP Group Products

In response to market trends, we are concentrating our development efforts on new products and opportunities to leverage our strong voice technology base and customer relationships to address evolving market opportunities and take advantage of the current market trends in our domain. We focus our efforts on four product areas: (i) SmartVoice products which consist of AI/ML engines with DSP for voice-enabled products targeting mobile computing, SmartHome/IoT, and wearable and hearable device markets that incorporate our HDClear and Neural Network (AI) technologies, as well as other third party advanced voice processing, always on and sensor fusion functionalities; (ii) Unified Communications products consisting of VoIP SoC products for Enterprise, SMB and SoHo; (iii) SmartHome products consisting of ULE ICs and home gateway ICs targeting the growing markets of IoT, SmartHome and security devices; and (iv) cordless phones which consist of largely DECT SoCs for cordless telephony. The SmartHome and cordless product lines are both part of our Home segment.

Below is a discussion of our business segments and the products within each segment.

SmartVoice - Products Targeted at Mobile Computing, Consumer Electronics, IoT ,Wearable and Hearables Device Markets

Our SmartVoice product portfolio encompasses HDClear technology for intelligent voice enhancement, always-on voice trigger and control, and noise cancellation. This technology is primarily targeted at devices supporting voice as a user interface. The current market trend is to use voice as a user interface in almost all devices. Our HDClear high performance and lower power solutions continue to garner important design wins with our numerous enabling technologies such as voice command, voice activation, proprietary noise cancellation, acoustic echo cancellation and beam forming algorithms, all of which dramatically improve user experience and deliver world class voice quality and speech recognition.

HDClear-based solutions offer mobile IoT voice quality and intelligibility, while minimizing background noise. Delivering clearer voice calls made from noisy environments, HDClear also maximizes accuracy of Automatic Speech Recognition (ASR) applications in noisy environments by leveraging robust and powerful noise cancellation algorithms. HDClear more effectively isolates voice from ambient noise, thereby drastically lowering Word Error Rate (WER) and dramatically improving the user experience for speech-enabled applications like virtual assistants, voice search, speakerphone conference calls and speech-to-text on mobile and wearable devices, tablets and other consumer devices. In 2012, we taped-out the DBMD2 chip, which we believe is one of the most efficient voice enhancement processors in the market. DBMD2’s low power enables an always-on voice feature for mobile devices. Always-on is a low power decisive natural voice interface for mobile and wearable devices. An average user accesses his/her device tens or hundreds of times per day by physically pressing a screen or a button. A truly always-on technology enables the user to skip this step by using natural voice to access the device even while the device is in standby mode. DBMD2 enables mobile OEMs to offload voice and audio tasks from mobile device CPUs, in addition to running HDClear to enhance automatic speech recognition (ASR) accuracy. In 2015, we taped-out DBMD4, a chip targeted for ultra-low-power, always-on voice and audio applications. DBMD4 incorporates a suite of voice enhancement algorithms, including noise suppression, which significantly improves user experience and accuracy of speech-driven applications, particularly in high noise environments. Offered in a small form factor, DBMD4 embeds a TeakLite-III DSP core, incorporates advanced connectivity options, including I2S, UART, SPI, I2C ports and SLIMbus, and is equipped with a comprehensive software framework that enables rapid development and fast time-to-market, thereby overcoming the challenges of portable design, real estate and power consumption.

In January 2017, we unveiled our latest audio and voice enhancement SoC, the DBMD5. This audio SoC is built to drive clearer human machine voice interactions in multi microphone equipped devices.

2018 was a milestone year for SmartVoice in which we shipped our SoCs to customers in six different categories – smartphones, IoT, wearables, hearables, tablets and smart speakers. In addition, during the year, market-leading Amazon Alexa Voice Services certified our far field 3-Mic development kit based on our DBMD5 processor.

In 2019, we introduced our DBMD7 line of audio & voice processors that carefully balance low power consumption needed for smart sensing with high-performance computing capability and large embedded memory needed for high-quality, low-latency voice and ML processing at the edge. DBMD7 meets the need for high-performance processing to run the advanced algorithms required for far-field voice activation, accuracy, range and reliability. At the same time, it allows our customers to meet EnergyStar requirements for stand-by power consumption.

We are currently working on our next generation AI/ML with voice enhancement SoC which we expect to introduce in 2020.

Unified Communications (formerly Office) Segment - Products Targeted at the Office Market

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

A number of customers successfully launched phones based on our DVF99 and DVF101 families. In addition, we secured additional design wins with our existing tier one customers for higher end products which are expected to go into production in the 2020 timeframe, thereby contributing to further progress in this growing segment.

Home Segment – Our SmartHome Products, Including Home Gateways, Home Automation Products and Cordless Telephony Products

Our DECT and 2.4 GHz technologies are targeted at three broad categories of products: (a) home gateways and fixed mobile convergence, (b) home automation/security and IoT applications, and (c) digital cordless telephony. Gateway products and IoT applications that are supported by our ULE technology are categorized as SmartHome.

As a market leader in DECT, we offer a wide range of cost-effective, highly integrated SoC solutions. Delivering high-quality audio with low power consumption, our field-proven chipset solutions are ideal for highly integrated digital cordless telephony, DECT-enabled gateways and home automation and security. Our chipsets provide an integrated digital solution and include all relevant digital baseband, analog interface and RF functionality.

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

From 2016, our DHX91, a ULE SoC, was incorporated into end customer products for home automation and security applications. . In 2016, Panasonic Communications Ltd. (“Panasonic”), Sercomm Corporation, Eurotronic Technology GmbH and several other leading CE brands launched ULE based products that utilizes DECT/ULE for sensors, actuators, voice and video cameras. In 2017, Deutsche Telecom launched home automation and control services and products based on our DECT and ULE solutions. In 2018, Zipato, AwoX, Deutsche Telecom, SGW, Technicolor, Elite Computer, Bezeq and Orange all announced plans to roll out products and/or services based on ULE solutions. In 2019, we successfully penetrated the U.S. market with ULE, as ADT, a security provider serving residential and business customers in the U.S., selected our ULE technology and SmartVoice solutions to wirelessly connect its smart IoT devices to its Blue by ADT security systems.

In 2019, we enhanced our DHX91 offering by introducing the DHX101 SoC with low-power, flashed-based chipset solution for home automation and security targeted for the node/device side. We also offer pre-certified, product quality ULE modules for both the device and the hub/gateway side. The DHAN-S and DHAN-T modules are appropriate for a ULE Dual-Mode (data and/or audio) application on the device side. These modules all include microphone and speaker interfaces for applications using audio links. They also feature super low current hibernation mode to facilitate a multi-year battery lifetime.

Customers

We are an innovative, flexible, customer-centric company that proactively partners with our broad base of global customers and service providers. As a reliable long-term industry supplier, we maintain a proven track record of operational excellence and successful on-time delivery. With offices across Asia, Europe and North America, we deliver outstanding local service and support worldwide. We sell our products through distributors and directly to OEMs and ODMs who incorporate our products into consumer and commercial products for the worldwide residential wireless communications market and enterprise products for the worldwide office communications market.

In 2019, we continued expanding our customer base, and in some cases, increased our share of business with existing customers. Our blue-chip customer base features leading international CE manufacturers, including the world’s top consumer brands, which have deployed our chipset and software solutions at prominent tier-one customers across the globe, and include: Aprotech, ADB, ADT, AEG, Alcatel-Lucent Enterprise, Alibaba, Atcom, AT&T, Arlo, Arris, Atlink, Arcadyan, Askey, Audiocodes, Avaya, Ayecom, Baycom, Belgacom, Binatone, British Telecom, Brother, CCT Tech, Cetis, CIG, Cisco, Climax, Comcast, Crow, Cybertan, Grandstream, Deutsche Telekom, Doro, DNI, DTS, DX Antenna, Eclogic, Escene, Eurotronic, Facebook, Fanvil, Flextronics, Fujitsu, France Telecom, Freebox, Gibson (formerly Philips), Gaoxinqi, Gemtek, Gigaset, Goertek, GoPro, Foxconn, Huawei, Iflytek, Infinite, Innomedia, Intelbras, Invoxia, JXE, Kaonmedia, Kocom, Korea Telecom, KPN, Lenovo, LG Electronics, Libre, Logitech, Meitu, Mitac, Mitel, Mitrastar, Motorola, Moimstone, Netgear, NTT, Ooma, Oppo, Panasonic, Pegatron, Pioneer, Poly, Proximus, Sagemcom, Samsung, Sanyo, SAXA, Sercomm, SGW, Sharp, , SK Telecom, Sony, Spracht, Sumitomo, Sunrise, Swissvoice, Swisscom, TCL, Tecom, Telecom Italia, Telefonica, Telstra, Technicolor, Telefield (RCA), Tinno, T&W, Uniden, Unihan, Urmet, Uwin, Turkcell, Turkish Telecom, Verisure, Verizon, VTech, Vodafone, Wistron, WNC, WONDALINK, Xingtel, Yamaha, Yealink, Yeastar and ZTE.

International Sales and Operations

International sales accounted for 96% of our total revenues for 2019, 95% of our total revenues for 2018 and 96% in 2017. As most of our sales to foreign entities are denominated in U.S. dollars, we are subject to risks of conducting business internationally. See Note 17 of the attached Notes to Consolidated Financial Statements for the year ended December 31, 2019, for a summary of the geographic breakdown of our revenues and location of our long-lived assets.

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

Sales, Marketing and Distribution

We market and distribute our products through our direct sales and marketing offices, as well as through a network of global distributors. Our sales and marketing team has global reach through our sales offices in San Jose, California; Hong Kong, China; Nierenberg, Germany; Tokyo, Japan; Herzliya Pituach, Israel, Edinburgh, Scotland; Shanghai and Shenzhen, China and South Korea. In territories where we do not have sales offices, we operate either directly from our corporate headquarters or through a network of distributors and representatives.

The following table represents our sales as a percentage of our total revenues through our main distributors Nexty Electronics, Ltd. (“Nexty Electronics”) and Ascend Technology Inc. (“Ascend Technology”) for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Major Distributors	2019	2018	2017
Nexty Electronics (1)	9%	11%	12%

Ascend Technology (2)	27%	26%	23%

(1)

Our distributor, Japan-based Nexty Electronics, sells our products to a limited number of customers. One of those customers - Panasonic Communications Co., Ltd. (“Panasonic”), accounted for 7%, 9% and 10% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)

Our Taiwan-based distributor, Ascend Technology, sells our products to a limited number of customers. One of those customers - Cisco – accounted for 10%, 8% and 6% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

We also derive a significant amount of revenues from a limited number of customers. The following table represents our sales as a percentage of our total revenues from our main customers for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Major Customers	2019	2018	2017
Vtech Holdings Ltd. (“Vtech”)	21%	24%	27%

Panasonic	7%	9%	10%

Cisco Systems, Inc. (“Cisco”)	10%	8%	6%

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

We contract product wafer fabrication and IC product services mostly from TSMC, the leading semiconductor foundry in the world. We intend to continue to use independent foundries to manufacture our IC products.

We use independent subcontractors located in Asia, to package, assemble and test certain of our products. We develop detailed testing procedures and specifications for each product and require each subcontractor to use these procedures and specifications before shipping us the finished products. We test and/or assemble our products at Amkor, ASE, Giga Solutions, KYEC and SPIL. Furthermore, some of our products require an external component in the finished product, which is supplied by a third party.

Competition

The principal competitive factors in the smart audio and noise reduction market include price, performance, system integration level, range, voice quality, power consumption, customer support and the timing of product introductions. We believe that we are well positioned from a competitive position. Competitors in this market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip, and developers of noise cancellation and VUI software running on general purpose processors, such as Qualcomm and in some cases, in-house engineering teams.

Similar principal competitive factors affect the VoIP market. We also believe that we are competitive with respect to most of these factors. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Intel, Texas Instruments and Taiwanese IC vendors.

Similar principal competitive factors affect the Home Automation (DECT ULE) market. Our principal competitors are developers of different wireless home automation technologies, including Analog, Wi-Fi, Z-wave and Zigbee. Among those, the major competitors for digital home connectivity are Microchip Technology, NXP, Texas Instruments and Silicon Labs.

Similar principal competitive factors affect the cordless telephony market. Our main competitor in the cordless market is Dialog Semiconductors.

Research and Development

Timely development and introduction of new products are essential to maintain our competitive position. We currently conduct most of our product development at our facilities. As of December 31, 2019, we had a staff of 204 research and development personnel, of which 134 were located in Israel. We also employ independent contractors to assist with certain product development and testing activities. Due to various new developments in the home residential market and consistent with our strategy, we have expanded our product lines and developed products and services targeted at wider markets, including office enterprise market, the intensively competitive mobile device market and the expansive voice user interface market. We will need to continue to invest in research and development, and our research and development expenses may increase in the future, including the addition of new research and development personnel, to secure our leading position in discrete markets we operate in and keep pace with new and rapidly changing trends in our industry.

Licenses, Patents and Trademarks

We actively pursue foreign patent protection in countries of interest to us. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable technology. As of December 31, 2019, we have been granted a total of 167 patents and 47 patents are pending.

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

Backlog

At December 31, 2019, our backlog was approximately $21.4 million, compared to approximately $23.5 million and $20.6 million at December 31, 2018 and 2017, respectively. We include in our backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year and for which collectability is not considered a risk. Our business is characterized by short-term order and shipment schedules. Product orders in our current backlog are subject to change, sometimes on short notice, due to changes in delivery schedules or cancellation by a purchaser. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of our sales for any future period.

Employees

At December 31, 2019, we had 340 employees, including 204 in research and development, 73 in sales and marketing, and 63 in corporate, administration and manufacturing coordination. Competition for personnel in the semiconductor industry in general is intense. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain sought after, highly-skilled technical, marketing and management personnel and are taking active measures to ensure we are perceived as a sought after employer. In particular, there is a limited supply of RF chip designers and highly-qualified engineers with digital signal processing, machine learning and artificial intelligence experience. We believe that we provide an excellent culture, challenging work and competitive compensation to retain our valuable employees.

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

Our future success is dependent on market acceptance of our SmartVoice, SmartHome and Unified Communications product families, which are intensively competitive markets with dominant and established players.

Our ability to increase our revenues and offset declining revenues from our cordless product family are substantially dependent on our ability to gain market share for our SmartVoice, SmartHome and Unified Communications product families. Moreover, we are targeting a new market with our SmartVoice product family, a market with dominant and established players selling to OEM customers with whom they have established relationships. In order to gain market share, we will need to earn the business of such customers, with whom we do not have established relationships. If we are unable to generate significant revenues from our SmartVoice product family and gain significant and sustainable market share in the mobile device market, our operating results would be adversely affected. Furthermore, our future growth is also dependent on the market acceptance of our Unified Communications products, a market where we also compete with existing and potential competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. In addition, our continued success and growth in the new markets in which we have recently gained market share, which markets are highly competitive, is highly dependent on our ability to be designed into future flagship products of top tier OEMs.

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

Sales of our digital cordless telephony products comprised 37% of our total revenues for 2019, 45% for 2018 and 54% for 2017. Although we historically generated a majority of our revenue from cordless telephony products, the traditional cordless telephony market using fixed-line telephony is declining and will continue to decline, potentially steeper than prior years, which reduces our revenues derived from, and unit sales of, cordless telephony products.

We rely significantly on revenue derived from a limited number of customers.

We expect that a limited number of customers, varying in identity from period-to-period, will account for a substantial portion of our revenues in any period. VTech, Panasonic through Nexty Electronics and Cisco through Ascend Technology, accounted for approximately 38%, 41% and 43% of our total revenues for each of 2019, 2018 and 2017, respectively. The following table represents our sales from our 10% and above customers as a percentage of our total revenues for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Major Customers	2019	2018	2017
Vtech	21%	24%	27%

Panasonic	7%	9%	10%

Cisco	10%	8%	6%

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

We sell our products to a limited number of OEM customers directly or through a network of distributors. Moreover, many North American, European and Japanese OEMs are moving their manufacturing sites to Southeast Asia and China, as a result of the cyclical nature of manufacturing capacity issues and cost of silicon integrated circuits, the continued decline of average selling prices of chipsets and other industry-wide factors. In addition, OEMs located in Southeast Asia and China are growing and gaining competitive strength. As a result, the mix of our OEM customers may change in the future. However, we may not succeed in attracting new customers as these potential customers may have pre-existing relationships with our current or potential competitors. This trend also may promote the consolidation of OEMs located in North America, Europe and Japan with OEMs located in Southeast Asia, which may reduce the number of our potential customers and reduce the volume of chipsets the combined OEM customer may purchase from us. However, as is common in our industry, we typically do not enter into long-term contracts with our customers in which they commit to purchase products from us. The loss of any of our OEM customers may have a material adverse effect on our results of operations. To attract new customers, we may be faced with intense price competition, which may affect our revenues and gross margins.

Because we have significant international operations, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

Although the majority of end users of the consumer products that incorporate our products are located in the U.S., we are dependent on sales to OEM customers, located outside of the U.S., that manufacture these consumer and office products. Also, we depend on a network of distributors to sell our products that also are primarily located outside of the U.S. Export sales shipped to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96%, 95% and 96% of our total revenues for 2019, 2018 and 2017, respectively. Furthermore, we have material operations in Germany, Hong Kong and India and employ a number of individuals within those foreign operations. As a result, the occurrence of any negative international political, economic or geographic events, as well as our failure to mitigate the challenges in managing an organization operating in various countries, could result in significant revenue shortfalls and disrupt our workforce within our foreign operations. These shortfalls and disruptions could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

In each of our business activities, we face current and potential competition from competitors that may have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. These competitors may also have pre-existing relationships with our customers or potential customers. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so. Our principal competitor in the cordless market is Dialog Semiconductors. Our principal competitors in the VoIP market include Broadcom, Dialog Semiconductors, Intel, Texas Instruments and Taiwanese IC vendors. Our principal competitors in the smart audio and noise reduction market include Knowles Corporation, Cirrus Logic, Synaptics, Microchip and developers of noise cancellation software running on mobile phones such as Qualcomm.

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

We currently receive research grants from programs of the Israeli Innovation Authority (“IIA”). To be eligible for these grants, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. Such reduction can also take place due to different allocation and methodology that IIA is implementing. The reduction of such research grants may increase our research and development expenses, which in turn may reduce our operating income. As an example, in 2019 and 2018, the amount of grants approved by the IIA was lower than prior years due to different allocation and methodology that IIA has implemented. Our research and development expenses may increase if the grants from the IIA are reduced which may negatively affect our financial results.

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

While we currently believe we have access to adequate capacity to support our current sales levels pursuant to our arrangement with our foundries and other third party suppliers, we may encounter capacity shortage issues in the future. In the event of a worldwide shortage in foundry, assembly and/or test capacity, we may not be able to obtain a sufficient allocation of such capacity to meet our product needs or we may incur additional costs to ensure specified quantities of products and services. Under-capacity at the current foundries and other third party suppliers we use, or future foundries or other third party suppliers we may use, to manufacture and test our integrated circuit products may lead to increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. Our business could also be harmed if our current foundries or other third party suppliers terminate their relationship with us and we are unable to obtain satisfactory replacements to fulfill customer orders on a timely basis and in a cost-effective manner. Moreover, we do not have long-term capacity guarantee agreements with our foundries and with other third party suppliers.

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

Our principal research and development facilities are located in the State of Israel and, as a result, at December 31, 2019, 202 of our 340 employees were located in Israel, including 134 out of 204 of our research and development personnel. In addition, although we are incorporated in Delaware, a majority of our executive officers are residents of Israel. Although substantially all of our sales currently are being made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

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

Our facilities in Israel have been granted Approved Enterprise and Beneficiary Enterprise status under the Law for the Encouragement of Capital Investments, 1959, commonly referred to as the “Investment Law,” as amended. The Investment Law provides that capital investments in a production facility (or other eligible assets) designated as an Approved Enterprise or Beneficiary Enterprise receive certain tax benefits in Israel. Our investment programs that generate taxable income are currently subject to an average tax rate of up to approximately 10% based on a variety of factors, including percentage of foreign ownership and approvals for the erosion of the tax basis of our investment programs. To be eligible for tax benefits, we must meet certain conditions, relating principally to adherence to the investment program filed with the Investment Center of the Israeli Ministry of Economy and periodic reporting obligations. Although we believe we have met such conditions in the past, should we fail to meet such conditions in the future, we would be subject to corporate tax in Israel at the standard corporate tax rate (23% for 2020) and could be required to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received. Our average tax rate for our investment programs also may change in the future due to circumstances outside of our control, including changes to legislation. For example, in July 2013, the Investment Law was amended whereby the reduction of corporate tax rate for preferred enterprises was eliminated such that such enterprises, which are subject to the new law, would be subject to a 16% tax rate. Therefore, we cannot provide any assurances that our average tax rate for our investment programs will continue in the future at their current levels, if at all. The termination or reduction of certain programs and tax benefits or a requirement to refund tax benefits (including with interest and adjustments for inflation based on the Israeli consumer price index) already received may have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our business is conducted outside the United States. Export sales to manufacturers in Europe and Asia, including Japan and Asia Pacific, represented 96% of our total revenues for 2019 and 95% of our total revenues for 2018 and 96% of our total revenues in 2017. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, part of our expenses in Israel are paid in Israeli currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the New Israeli Shekel (NIS) and to economic pressures resulting from Israel’s general rate of inflation. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in the Euro are employee salaries, lease and operational payments on our European facilities. As a result, an increase in the value of the NIS and Euro in comparison to the U.S. dollar could increase the cost of our technology development, research and development expenses and general and administrative expenses, all of which could harm our operating profit. From time to time, we use derivative instruments in order to minimize the effects of currency fluctuations, but our hedging positions may be partial, may not exist at all in the future or may not succeed in minimizing our foreign currency fluctuation risks. Our financial results may be harmed if the trend relating to the devaluation of the U.S. dollars continues for an extended period.

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

General trade tensions between the U.S. and China have been escalating since 2018 and are not fully resolved yet. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade and tariff policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

The impact of the coronavirus on our operations, and the operations of our customers, suppliers and logistics providers, may harm our business.

We are actively assessing and responding where possible to the potential impact of the coronavirus outbreak in China and elsewhere in the world. This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. The significance of the impact on us is yet uncertain; however, a material adverse effect on our customers, suppliers, or logistics providers could have a material adverse effect on our operating results.

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

We are headquartered in San Jose, California, in a leased facilities of approximately 1,723 square feet pursuant to a lease agreement that terminates in December 2021. Our operations in Israel are located in leased facilities of approximately 43,282 square feet located in Herzliya, Israel. These facilities are leased for 10 years ending in April 2029. Our subsidiary in Tokyo, Japan has a lease that terminates in October 2020. Our subsidiary in Nuremberg, Germany has a lease that terminates in December 2020. Our subsidiary in India has a lease that terminates in August 2020. Our subsidiary in China has two lease agreements for its facilities, one in Shenzhen that terminates in September 2020, and the other in Shanghai that terminates in July 2020. Our subsidiary in Hong Kong entered into a lease agreement that is effective until November 2022. Our subsidiary in South Korea has a lease that terminates in July 2020. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

Our common stock, par value $0.001, trades on the NASDAQ Global Select Market (NASDAQ symbol “DSPG”). As of March 4, 2020, there were 23,428,494 shares of common stock outstanding. As of March 4, 2020, the company had approximately 16 holders of record and we believe greater than 3,070 beneficial holders. We have never paid cash dividends on our common stock and presently intend to continue a policy of retaining any earnings for reinvestment in our business.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be presented under the caption “Equity Compensation Plan Information” of our definitive proxy statement pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held on May 18, 2020. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report. Such information is incorporated herein by reference.

Issuer Purchases of Equity Securities

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At December 31, 2019, 794,913 shares of our common stock are available for repurchase under our board-authorized share repurchase program. The repurchase program is being affected from time to time, depending on market conditions and other factors, through Rule 10b5-1 plans, open market purchases and privately negotiated transactions. The repurchase program has no set expiration or termination date.

During 2019, we did not repurchase any shares of common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and Standard & Poor’s Information Technology Index. The period shown commences on December 31, 2014 and ends on December 31, 2019, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2014, and the reinvestment of any dividends.

Comparisons in the graph above are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical consolidated financial data presented below is derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements for the year ended December 31, 2019, and the discussion of our business, operations and financial results in the section captioned, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year ended December 31,
	2019	2018	2017	2016	2015
	(U.S. dollars in thousands)
Statements of Operations Data:
Revenues	$117,613	$117,438	$124,753	$137,869	$144,271
Cost of revenues	58,066	59,991	67,058	77,023	84,411
Gross profit	59,547	57,447	57,695	60,846	59,860
Operating expenses
Research and development, net	35,552	36,109	36,655	34,885	35,483
General, administrative, sales and marketing	27,982	25,278	24,104	22,873	21,979
Amortization of intangible assets	417	1,700	1,700	1,457	1,284
Other income	-	-	-	(2,549)	-
Write-off of expired option related to investment in other company	-	-	-	-	400
Total operating expenses	63,951	63,087	62,459	56,666	59,146
Operating income (loss)	(4,404)	(5,640)	(4,764)	4,180	714

Financial income, net	1,654	1,815	1,669	1,227	1,175

Income (loss) before taxes	(2,750)	(3,825)	(3,095)	5,407	1,889
Income tax expense (benefit)	(1,560)	(1,868)	(92)	594	327
Net income (loss)	$(1,190)	$(1,957)	$(3,003)	$4,813	$1,562
Weighted average number of Common Stock outstanding during the period used to compute basic net earnings (loss) per share	22,827	22,512	22,229	21,800	21,924
Weighted average number of Common Stock outstanding during the period used to compute diluted net earnings (loss) per share	22,827	22,512	22,229	22,887	23,340
Basic net income (loss) per share	$(0.05)	$(0.09)	$(0.14)	$0.22	$0.07
Diluted net income (loss) per share	$(0.05)	$(0.09)	$(0.14)	$0.21	$0.07
Balance Sheet Data (end of year):
Cash, cash equivalents, marketable securities and bank deposits, including restricted deposits	$131,279	$123,890	$129,215	$124,945	$121,656
Working capital	$69,554	$52,617	$51,071	$52,102	$38,144
Total assets	$205,925	$179,890	$185,199	$185,944	$183,962
Total stockholders’ equity	$153,094	$141,865	$146,950	$145,547	$143,318

Year ended December 31,
Fiscal Years by Quarter	2019				2018
Quarterly Data:	4th’	3rd’	2nd’	1st’	4th’	3rd’	2nd’	1st’
	(Unaudited, U.S. dollars in thousands, except per share amount)
Revenues	$29,261	$31,042	$29,034	$28,276	$26,057	$32,619	$30,651	$28,111
Gross profit	$14,892	$15,780	$14,419	$14,456	$12,376	$16,304	$15,053	$13,714
Net income (loss)	$(87)	$484	$(521)	$(1,066)	$(321)	$405	$(288)	$(1,753)
Net income (loss) per share — Basic	$(0.00)	$0.02	$(0.02)	$(0.05)	$(0.01)	$0.02	$(0.01)	$(0.08)
Net income (loss) per share — Diluted	$(0.00)	$0.02	$(0.02)	$(0.05)	$(0.01)	$0.02	$(0.01)	$(0.08)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Business Overview

DSP Group is a leading global provider of wireless chipset solutions for converged communications, delivering system solutions that combine semiconductors and software with reference designs. We provide a broad portfolio of wireless chipsets integrating DECT, Wi-Fi, PSTN and VoIP technologies with state-of-the-art application processors. We also enable converged voice, audio and data connectivity across diverse and enterprise consumer products – from cordless and VoIP phones to home gateways and connected multimedia screens. Our Home segment consists of cordless telephony products and SmartHome products, which are comprised of our home gateway and home automation products. Our Unified Communications segment consists of a comprehensive set of solutions for Unified Communications (VoIP office products). Our SmartVoice segment consists of products targeted at mobile, IoT and wearable device markets that incorporate our noise suppression and voice quality enhancement HDClear technology, as well as other third party advanced voice processing, always on and sensor hub functionalities.

We are seeing evidence that our past research and development investments in new technologies are paying off. We achieved a number of design wins for our growth initiative products and a number of such new products have begun mass shipments. During 2019, revenues from our growth initiatives, namely sales from our Unified Communications, SmartHome and SmartVoice products, were $73.8 million and accounted for 63% of our total revenues, as compared to 55% of our total revenues in 2018, and represented an increase of 15% year-over-year. Revenues from our Unified Communications products represented 32% and 33% of our total revenues in 2019 and 2018, respectively. Revenues from our SmartVoice products represented 16% and 9% of our total revenues in 2019 and 2018, respectively. Revenues from SmartHome products accounted for 14% and 12% of our revenues in 2019 and 2018, respectively. In 2019 as compared to 2018, revenues from the SmartVoice segment grew by 78%. Revenues from the Unified Communications segment decreased by 2%, and revenues from SmartHome products increased by 12%. Based on a strong pipeline of design wins, our current mix of growth initiatives products and anticipated commercialization schedules of customers incorporating such products, we anticipate annual revenues generated from our growth initiatives to increase in 2020 as compared to 2019, and we expect such revenues to represent more than two-thirds of our total revenues for 2020. The expected increase in revenues from growth initiatives will be driven mainly by our Unified Communications segment. We anticipate that the Unified Communications market will recover in 2020 based on customers’ feedback and major design wins we have secured.

Our revenues were $117.6 million for 2019, an increase of 0.1% in comparison to 2018. The increase for 2019 was primarily as a result of an increase in sales of our SmartVoice and SmartHome products, which was offset by a decrease in sales of our cordless telephony and Unified Communications products.

Our gross margin increased to 50.6% of our total revenues for 2019 from 48.9% for 2018, primary due to (i) a change in the mix of products sold and mix of customers, mostly the shifting of revenues from cordless telephony products to new products with higher gross margins, (ii) a decrease in slow moving inventory provisions in 2019 as compared to 2018, and (iii) an improvement in production yield and direct contribution of certain of our products, offset to some extent by an increase in royalties to the Israeli Innovation Authority (“IIA”) for 2019 as compared to 2018. We anticipate that our gross margin on an annual basis will continue to increase in the foreseeable future as our product mix shifts in favor of new products, which generally have higher gross margins.

Our operating loss was $4.4 million for 2019, as compared to an operating loss of $5.6 million for 2018. The decrease in our operating loss is attributed to an increase in our gross margins in 2019 as compared to 2018, partially offset by an increase of 1% in our operating expenses to $64.0 million in 2019 as compared to $63.1 million in 2018, mainly due to an increase in sales and marketing expenses in 2019 as compared to 2018, offset to some extent by a decrease in research and development expenses and amortization of intangible assets expenses in 2019, as compared with 2018.

As of December 31, 2019, our principal source of liquidity consisted of cash and cash equivalents of $28.7 million and marketable securities and short and long-term deposits of $102.0 million, totaling $130.3 million.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements for the year ended December 31, 2019.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill:

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

If management’s estimates or related assumptions change in the future, we may be required to record impairment charges for our intangible assets.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Contingencies and Other Accrued Expenses:

We are from time to time involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses

A determination of the amount of reserve required, if any, for any contingencies and accruals is made after careful analysis of each individual issue. The required reserve may change due to future developments, such as a change in the settlement strategy in dealing with any contingencies, which may result in higher net losses.

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

Although management believes that their estimates and judgments about equity-based compensation expense are reasonable, actual results could differ.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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

Although management believes that their considerations and judgments about fair value and whether a loss associated with a marketable security is other-than-temporary, actual results could differ from management’s estimation. Given current market conditions and uncertainty, management’s judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations and thereby cause other-than-temporary losses.

Results of Operations:

Total Revenues.

The following tables represent our total revenues and our revenues by product family for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	2019	YoY Change	2018	YoY Change	2017
Total Revenues (1,2)	$117.6	0%	$117.4	(6)%	$124.8
Cordless (3)	$43.9	(18)%	$53.2	(21)%	$67.4
Percentage of total revenues	37%		45%		54%
SmartHome (4,5)	$16.3	12%	$14.5	(17)%	$17.6
Percentage of total revenues	14%		12%		14%
Unified Communications (6,7)	$38.1	(2)%	$38.8	11%	$34.9
Percentage of total revenues	32%		33%		28%
SmartVoice (8)	$19.3	78%	$10.9	124%	$4.9
Percentage of total revenues	16%		9%		4%

1.    The increase in revenues in 2019 as compared to 2018 was primarily as a result of increased sales of our SmartVoice and SmartHome products, offset to some extent by decreased sales of our cordless and Unified Communications products.

2.    The decrease in revenues in 2018 as compared to 2017 was primarily as a result of decreased sales of our cordless telephony and SmartHome products, offset to some extent by increased sales of our Unified Communications and SmartVoice products.

3.    The decrease in cordless revenues for both comparable periods was mainly attributable to decreased demand from our customers in all markets due to an overall reduction in demand for cordless phones.

4. The increase of our SmartHome product sales in 2019 as compared to 2018 was mainly attributable to higher demand for our home gateway and home automation products.
5. The decrease of our SmartHome product sales in 2018 as compared to 2017 is mainly attributable to lower demands for our home gateway and home automation products.

6.    The decrease in our Unified Communications sales in 2019 as compared to 2018 is mainly attributable to a delay in the timing of orders originating from uncertainties relating to trade war concerns, as well as weakness in enterprise IT spending by businesses.

7.    The increase in our Unified Communications sales for 2018 is mainly attributable to a growth in market demand for our Unified Communications products that resulted from the growth of our market share within this domain.

8. The increase in our SmartVoice revenues for the comparable periods was attributable to an increase in the number of customers and design wins in this segment.

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of our customers (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$4,947	$5,876	$4,927
Hong Kong	31,692	36,666	46,119
Japan	11,249	14,284	16,567
Europe	9,546	9,022	9,882
China	22,813	16,107	16,096
Taiwan	26,634	23,940	22,442
Korea	7,285	7,341	4,190
Other	3,447	4,202	4,530
Total revenues	$117,613	$117,438	$124,753

Sales to our customers in United States decreased for 2019 as compared 2018, representing a decrease of 16% in absolute dollars. The decrease in our sales to the United States for the comparable periods resulted mainly from a decrease in sales to one of our U.S. customers. Sales to our customers in United States increased for 2018 as compared 2017, representing an increase of 19%, in absolute dollars. The increase in our sales to the United States for the comparable periods resulted mainly from an increase in sales to one of our U.S. customers.

Sales to our customers in Hong Kong decreased for 2019 as compared to 2018, representing a decrease of 14% in absolute dollars. The decrease in our sales to Hong Kong for the comparable periods resulted mainly from a decrease in sales to VTech of 13% when comparing 2019 to 2018, and a decrease in sales to CCT Technology of 57% when comparing 2019 to 2018, mostly resulting from the expected decline in cordless sales.

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

The decrease in our sales to Japan in 2019 as compared to 2018 resulted mainly from a decrease in sales through our distributor, Nexty Electronics, to Panasonic of 20% for the comparable periods.

The decrease in our sales to Japan in 2018 as compared to 2017 resulted mainly from a decrease in sales through our distributor, Nexty Electronics, to Panasonic of 13% in the comparable periods.

Sales to our customers in China increased in 2019 as compared to 2018, representing a 42% increase in absolute dollars. The increase in our sales to China in 2019 resulted mainly from an increase in demand from our customers, especially sales of our SmartVoice products to OPPO Mobile Telecommunications Corp. Ltd (“OPPO”), one of China’s top mobile OEMs, as well as an increase in the number of our Chinese customers.

Sales to our customers in Taiwan increased for 2019 as compared to 2018, representing an increase of 11% in absolute dollars. The increase in our sales to Taiwan for the comparable periods resulted mainly from an increase in sales to Cisco, as well as other customers in Taiwan through our distributor, Ascend Technology, offset to some extent by a decrease in our sales to Avaya Holdings Corporation (“Avaya”) through Ascend Technology.

Sales to our customers in Taiwan increased in 2018 as compared to 2017, representing a 7% increase in absolute dollars. The increase in our sales to Taiwan resulted from an increase in sales through Ascend Technology to Cisco and Avaya. Sales to our customers in South Korea increased for 2018 as compared to 2017, representing an increase of 75% in absolute dollars. The increase in our sales to South Korea in 2018 resulted mainly from an increase in demand from a tier one mobile customer.

As our products are generally incorporated into consumer electronics products sold by our OEM customers, our revenues are affected by seasonal buying patterns of consumer electronics products sold by our OEM customers that incorporate our products.

Significant Customers. The following table represents our sales, as a percentage of our total revenues, through our main customers for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Major Customers	2019	2018	2017
Vtech	21%	24%	27%

Panasonic	7%	9%	10%

Cisco	10%	8%	6%

The following table represents our sales, as a percentage of our total revenues, through our main distributors Nexty Electronics and Ascend Technology for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Major Distributors	2019	2018	2017
Nexty Electronics (1)	9%	11%	12%

Ascend Technology (2)	27%	26%	23%

(1)

Nexty Electronics sells our products to a limited number of customers; One of those customers - Panasonic, accounted for 7%, 9% and 10% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)

Ascend Technology sells our products to a limited number of customers. one of those customers - Cisco – accounted for 10%, 8% and 6% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Significant Products. Revenues from our digital cordless telephony products represented 37%, 45% and 54% of our total revenues for 2019, 2018 and 2017, respectively. Revenues from our Unified Communications products represented 32%, 33% and 28% of our total revenues for 2019, 2018 and 2017, respectively. Revenues from our SmartHome products represented 14%, 12% and 14% of our total revenues for 2019, 2018 and 2017, respectively. Revenues from our SmartVoice products represented 16%, 9% and 4% of our total revenues for 2019, 2018 and 2017, respectively.

Gross Profit. Gross profit as a percentage of revenues was 50.6% for 2019, 48.9% for 2018 and 46.2% for 2017. The increase in our gross profit for 2019 as compared to 2018 was primary due to (i) a change in the mix of products sold and mix of customers, (ii) an improvement in production yield and direct contribution of certain of our products, and (iii) lower provisions for slow moving inventories in 2019 as compared to 2018. Those factors were partially offset by an increase in royalties, mostly paid to the IIA in 2019, as compared to 2018.

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

Operating Expenses. Our operating expenses were $64.0 million for 2018, $63.1 million for 2018 and $62.5 million for 2017. The increase in operating expenses for 2019 as compared to 2018 was primarily attributable to (i) an increase of $2.3 million in selling and marketing expenses, mostly attributable to an increase in employee-related expenses, and (ii) an increase in general and administrative expenses in the amount of $0.4 million, mostly attributable to an increase in equity-based compensation and professional expenses. These increases were partially offset by a decrease in the amount of $0.6 million in research and development expenses, mostly attributable to a decrease in IP and tape-out expenses in 2019 as compared to 2018, partially offset by an increase in development tools expenses in 2019 as compared to 2018, and a decrease of $1.3 million in amortization expenses of intangible assets in 2019 as compared to 2018, mainly due to the cessation of amortization of intangible assets related to previous acquisitions.

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

Our operating loss was $4.4 for 2019, as compared to an operating loss of $5.6 million in 2018 and an operating loss of $4.8 million for 2017. The decrease in operating loss in 2019 as compared to 2018 was mainly due to an increase in gross margin in 2019 as compared to 2018, partially offset by an increase in operating expenses in 2019, as compared to 2018.

The increase in operating loss in 2018 as compared to 2017 is mainly due to decrease in revenues and increase in operating expenses, partially offset by increase in gross margin in 2018 as compared to 2017.

Research and Development Expenses. Our research and development expenses, net, were $35.6 million for 2019, $36.1 million for 2018 and $36.7 million for 2017. The decrease for 2019 in research and development expenses, net, as compared to 2018, was mainly due to a decrease in tape-outs and IP expenses in 2019 as compared to 2018 in the amount of $1.0 million, partially offset by an increase in development tools expenses in amount of $0.4 million in 2019 as compared to 2018.

The decrease for 2018 in research and development expenses, net, as compared to 2017, was mainly due to (i) a decrease in subcontractors and development tools expenses in amount of $0.7 million in 2018 as compared to 2017, (ii) a decrease in IP expenses in 2018 as compared to 2017 in the amount of $0.3 million, and (iii) an increase in funding from the IIA in an amount of $0.2 million in 2018 as compared to 2017. These decreases were partially offset by an increase in equity-based compensation expenses in amount of $0.5 million in 2018 as compared to 2017.

IIA funding is recognized as a deduction of our research and development expenses, net. As a result of receipt of IIA funding, royalties may be payable to the IIA in the future based on a percentage of revenues derived from sales of products whose development was facilitated by the IIA funding. The obligation to pay these royalties is contingent on actual sales of these products.

Our research and development expenses, net, as a percentage of our total revenues were 30%, 31% and 29% for the years ended on December 31, 2019, 2018 and 2017, respectively. The decrease in research and development expenses, net, as a percentage of total revenues for 2019 as compared to 2018 was mainly due to a decrease in research and development expenses for 2019, as compared to 2018. The increase in research and development expenses, net, as a percentage of total revenues for 2018 as compared to 2017 was mainly due to a decrease in revenues for the comparable periods, partially offset by a decrease in research and development expenses in 2018 as compared to 2017.

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

Sales and Marketing Expenses. Our sales and marketing expenses were $17.7 million for 2019, $15.3 million for 2018 and $14.3 million for 2017. The increase in sales and marketing expenses between 2019 and 2018 was mainly attributable to (i) an increase in employee-related expenses in the amount of $2.0 million as compared to 2018, (ii) an increase in equity-based compensation expenses of $0.5 million in 2019 compared to 2018, and (iii) an increase in subcontracting and consultant expenses in the amount of $0.1 million as compared to 2018. These increases were partially offset by a decrease in sales commissions in the amount of $0.4 million as compared to 2018.

The increase in sales and marketing expenses between 2018 and 2017 was mainly attributable to (i) an increase in sales commissions in the amount of $0.4 million as compared to 2017, (ii) an increase in employee-related expenses in amount of $0.4 million as compared to 2017, and (iii) an increase in equity-based compensation expenses of $0.1 million in 2018 compared to 2017.

Our sales and marketing expenses as a percentage of our total revenues were 15%, 13% and 11% for 2019, 2018 and 2017, respectively. The increase in sales and marketing expenses as a percentage of total revenues for 2019 as compared to 2018 was mainly due to an increase in sales and marketing expenses for 2019 as compared to 2018.

The increase in sales and marketing expenses as a percentage of total revenues for 2018 as compared to 2017 was mainly due to a decrease in absolute dollars of the total revenues and an increase in sales and marketing expenses in 2018 as compared to 2017.

Sales and marketing expenses consist mainly of sales commissions, payroll expenses to direct sales and marketing employees, travel, trade show expenses, and facilities expenses associated with and allocated to sales and marketing activities.

General and Administrative Expenses. Our general and administrative expenses were $10.3 million, $10.0 million and $9.8 million for 2019, 2018 and 2017, respectively. The increase in general and administrative expenses for 2019 as compared to 2018 was mainly due to an increase in equity-based compensation expenses of $0.3 million in 2019 as compared to 2018.

The increase in general and administrative expenses for 2018 as compared to 2017 was mainly due to an increase in equity-based compensation expenses of $0.2 million in 2018 as compared to 2017.

General and administrative expenses as a percentage of our total revenues were 9%, 8% and 8% for the three years ended December 31, 2019, 2018 and 2017, respectively. The increase in general and administrative expenses as a percentage of total revenues for 2019 as compared to 2018 was mainly due to an increase in general and administrative expenses for 2019 as compared to 2018.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting and legal fees, expenses related to investor relations as well as facilities expenses associated with general and administrative activities.

Amortization of Intangible Assets. During 2019, 2018 and 2017, we recorded an expense of $0.4 million, $1.7 million and $1.7 million, respectively, relating to the amortization of intangible assets associated with prior acquisitions. The decrease in 2019 was attributable to the cessation of amortization of intangible assets related to our acquisition of BoneTone Communications in 2011.

Financial Income, net. Financial income, net, was $1.7 million, $1.8 million and $1.7 million for the three years ended December 31, 2019, 2018 and 2017, respectively. The decrease in financial income in 2019 as compared to 2018 was mainly due to $0.8 million of foreign currency exchange rate expenses related to the lease liability created under the new lease accounting standard, resulting from the devaluation of the U.S. dollar against the new Israeli Shekel, This decrease was partially offset by an increase of $0.4 million in marketable securities and deposits interest in 2019 as compared to 2018, resulting from an increase in interest rates, and an increase in foreign currency exchange rate income of $0.3 million in 2019 (related to New Israeli shekel assets), as compared to 2018. The increase in financial income in 2018 as compared to 2017 was mainly due to an increase of $0.4 million in marketable securities and deposits interest in 2018 as compared to 2017, resulting from an increase in interest rates. This increase was partially offset by an increase in foreign currency exchange rate expenses of $0.3 million in 2018.

Our total cash, cash equivalents, marketable securities and short and long-term deposits, including restricted deposits, were $131.3 million as of December 31, 2019, as compared to $123.9 million as of December 31, 2018.

Provision for Income Taxes. In 2019, we had tax benefit of $1.6 million as compared to tax benefit of $1.9 million in 2018 and tax benefit of $0.1 million for 2017.

The tax benefit for 2019 was mainly attributed to (i) income in the amount of $1.0 million from changes in other deferred taxes, mainly related to Israeli research and development expenses that were capitalized for tax purposes and will be utilized in the future at higher tax rates less current tax expenses, (ii) income from changes in deferred taxes related to equity-based compensation expenses in the amount of $0.5 million, and (iii) income from amortization of deferred tax liability related to intangible assets acquired in connection with prior acquisitions in the amount of $0.1 million.

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

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, we consolidated our home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products amounted to 37%, 45% and 54% of our total revenues for 2019, 2018 and 2017, respectively, and (ii) revenues from our SmartHome products amounted to 14%, 12% and 14% of our total revenues for 2019, 2018 and 2017, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from our Unified Communications products represented 32%, 33% and 28% of our total revenues for 2019, 2018 and 2017, respectively. No revenues derived from other products in the Unified Communications segment exceeded 10% of our total consolidated revenues for the years 2019, 2018 and 2017.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, mobile headsets and other devices that incorporate our noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 16% of our total revenues for 2019 but did not exceed 10% of our total revenues for 2018 or 2017. No revenue derived from other products in the SmartVoice segment exceeded 10% of our total consolidated revenues for the years 2019, 2018 and 2017.

Segment data:

We derive the results of our business segments directly from our internal management reporting system and by using certain allocation methods. The accounting policies we use to derive business segment results are substantially the same as those we use for consolidation of our financial statements. The Chief Operating Decision Maker (“CODM”) measures the performance of each business segment based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. We do not allocate to our business segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses, and certain corporate governance costs.

We do not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31
	Revenues			Income (loss) from operations
	2019	2018	2017	2019	2018	2017
Home	$60,153	$67,741	$85,021	$16,821	$14,206	$16,256

Unified Communications	$38,123	$38,817	$34,879	$12,555	$12,147	$9,105

SmartVoice	$19,337	$10,880	$4,853	$(23,657)	$(21,476)	$(20,798)

Total	$117,613	$117,438	$124,753	$5,719	$4,877	$4,563

Sales to our customers in the Home segment decreased for 2019 as compared to 2018, representing a decrease of 11% in absolute dollars and decreased in 2018 as compared to 2017, representing a decrease of 20% in absolute dollars. The decrease in our Home segment sales for 2019 as compared to 2018 was mainly attributable to a decline in market demands for our cordless telephony products, offset to some extent by an increase in market demands for our SmartHome products. The decrease in our Home segment sales for 2018 as compared to 2017 was mainly attributable to a decline in market demands for our cordless telephony and SmartHome products over the comparative periods.

Sales to our customers in the Unified Communications segment decreased for 2019 as compared to 2018, representing a decrease of 2% in absolute dollars. The decrease in sales in the Unified Communications segment for the comparable periods was attributable to delay in the timing of orders originating from uncertainties relating to trade war concerns as well as weakness in enterprise IT spending by businesses.

Sales to our customers in the Unified Communications segment increased for 2018 as compared to 2017, representing an increase of 11% in absolute U.S. dollars. The increase in our Unified Communications segment sales for 2018 as compared to 2017 was mainly due to an increase in our market share of Unified Communications products.

Sales to our customers in the SmartVoice segment increased for 2019 as compared to 2018, representing an increase of 78% in absolute U.S. dollars. The increase in our SmartVoice sales in 2019 as compared to 2018 was mainly attributed to an increase in the number of customers in the segment, as well as increased demand from our customers.

Sales to our customers in the SmartVoice segment increased for 2018 as compared to 2017, representing an increase of 124% in absolute U.S. dollars. The increase in our SmartVoice sales in 2018 as compared to 2017 was mainly attributed to an increase in the number of customers in the segment, as well as increased demand from our customers.

The reconciliation of segment operating results information to our consolidated financial information is included in Note 17 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. We generated $10.5, $8.7 and $8.5 million of cash and cash equivalents from our operating activities during 2019, 2018 and 2017, respectively. The increase in net cash generated by operating activities for 2019, as compared to 2018, was mainly as a result of a decrease in net loss in 2019 as compared to 2018 and of changes in working capital such as: (i) a decrease in inventories in the amount of $2.3 million during 2019 as compared to an increase of $0.4 million in 2018, and (ii) an increase in income taxes payable of $1.7 million in 2019 as compared to an increase of $0.2 million in 2018. These increases were partially offset by (a) a decrease in accounts payable in the amount of $1.2 million in 2019, as compared to an increase of $0.9 million in 2018, and (b) a decrease in accrued expenses in amount of $0.6 million as compared to an increase of $0.8 million in 2018.

The increase in net cash generated by operating activities for 2018, as compared to 2017, was mainly as a result of changes in working capital such as: (i) an increase in accounts payable in the amount of $0.9 million during 2018 as compared to a decrease of $3.9 million during 2017, (ii) an increase in accrued expenses in the amount of $0.8 million during 2018 as compared to a decrease of $0.7 million during 2017, and (iii) an increase in other accounts receivable and prepaid expenses in the amount of $0.1 million during 2018 as compared to an increase of $1.1 million during 2017. The above mentioned increases were partially offset by (x) an increase in accounts receivable in an amount of $0.1 million during 2018 as compared to a decrease of $5.7 million during 2017, (y) an increase in inventories in the amount of $0.4 million during 2018 as compared to decrease of $0.4 million during 2017, and (z) an increase in net loss before taxes on income in 2018, as compared to 2017.

Investing Activities. We invest excess cash in marketable securities of varying maturities, depending on our projected cash needs for operations, capital expenditures and other business purposes. During 2019, we purchased $73.5 million of investments in marketable securities and deposits, as compared to $36.2 million during 2018 and $49.8 million during 2017. During the same periods, $44.4 million, $20.5 million and $21.5 million, respectively, of investments in marketable securities matured and were called by the issuer. During the same periods, $25.1 million, $5.1 million and $19.2 million, respectively, of investments in marketable securities were sold. Additionally, during 2019, 2018 and 2017, $14.4 million, $5.7 million and $8.3 million, respectively, of short and long-term deposits matured.

As of December 31, 2019, the amortized cost of our marketable securities and deposits was approximately $102.1 million and their stated market value was approximately $102.0 million, representing an unrealized loss of approximately $0.1 million.

Our capital equipment purchases for 2019, consisting primarily of research and development software tools, computers and other peripheral equipment, engineering test and lab equipment, leasehold improvements, furniture and fixtures, totaled $5.6 million, as compared to $1.2 million for 2018, and $0.8 million for 2017. The increase in capital equipment spending in 2019 as compared to previous years is mainly due to the renovation of our Israeli subsidiary’s new facilities in Israel due to the new 10 year lease agreement initiated during 2019.

Financing Activities. No shares of common stock were repurchased during 2019. In addition, during 2019, we received $1.4 million upon the exercise of employee stock options.

During 2018, we repurchased approximately 1.0 million shares of our common stock at an average purchase price of $12.14 per share for an aggregate amount of $12.3 million. In addition, during 2018, we received $0.7 million upon the exercise of employee stock options.

Our board of directors has previously approved a number of share repurchase programs, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. At December 31, 2019, 794,913 shares of our common stock are available for repurchase under our board-authorized share repurchase program. As of December 31, 2019, we had cash and cash equivalents totaling approximately $28.7 million and marketable securities and time deposits of approximately $102.0 million. Out of total cash, cash equivalents and marketable securities of $130.8 million, $120.2 million was held by foreign entities. Our intent is to permanently reinvest earnings of our foreign operations and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were repatriated to the United States, we would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

Our working capital at December 31, 2019 was approximately $69.6 million, as compared to $52.6 million as of December 31, 2018. The increase in working capital was mainly due to (i) net cash of $10.5 million generated by operating activities during 2019, and (ii) the replacement of long-term marketable securities and deposits with short-term marketable securities and deposits. The above mentioned increases were offset to some extent by the purchase of capital equipment in the amount of $5.6 during 2019. We believe that our current cash, cash equivalents, cash deposits and market securities will be sufficient to meet our cash requirements for both the short and long term.

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

Contractual Obligations

The following table aggregates our material expected obligations and commitments as of December 31, 2019 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating Lease Commitments (1)	$16,195	$2,807	$4,088	$2,976	$6,324
Net Pension Liability (2)	1,283	9	40	36	1,198
Development tools lease and other (3)	1,695	1,579	116	-	-
Total Contractual Obligations	$19,173	$4,395	$4,244	$3,012	$7,522

(1)	Represents mainly operating lease payments for facilities and vehicles under non-cancelable lease agreements.

(2)

Includes estimates of gross contributions and future payments required to meet the requirements of several defined benefit plans. The amounts presented in the table are not discounted and do not take into consideration staff turnover assumptions.

(3)	Represents lease payments for development tools and other non-cancelable lease agreements.

At December 31, 2019, we had a liability for unrecognized tax benefits and an accrual for the payment of related interests totaling $3.2 million. Due to uncertainties related to those tax matters, we currently are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. We believe a change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination of the tax returns of one of our subsidiaries. We currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

Foreign Currency Exchange Rate Risk. A significant part of our sales and expenses are denominated in U.S. dollars. Part of our expenses in Israel are paid in NIS, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the NIS. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. Furthermore, a portion of our expenses for our European operations are paid in the Euro, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and the Euro. Our primary expenses paid in Euro are employee salaries, lease and operational payments on our European facilities. To partially protect the company against an increase in value of forecasted foreign currency cash flows resulting from salary and lease payments denominated in NIS during 2019, we instituted a foreign currency cash flow hedging program. The option and forward contracts used are designated as cash flow hedges, as defined by FASB ASC No. 815,” Derivatives and Hedging,” and are all effective as hedges of these expenses. For more information about our hedging activity, see Note 2 to our notes to our consolidated financial statements for the year ended December 31, 2019. An increase in the value of the NIS and the Euro in comparison to the U.S. dollar could increase the cost of our research and development expenses and general and administrative expenses, all of which could harm our operating profit. Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the NIS, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

IN U.S. DOLLARS

- - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of DSP GROUP, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSP GROUP, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), change in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020 expressed an unqualified opinion thereon.

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
March 11, 2020
We have served as the Company's auditor since 1998.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of DSP GROUP, Inc.

Opinion on Internal Control over Financial Reporting

We have audited DSP GROUP, Inc.`s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes, and our report dated March 11, 2020 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global

Tel-Aviv, Israel
March 11, 2020

DSP GROUP, INC

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,737	$12,146
Restricted deposits	518	493
Marketable securities and short-term deposits (Note 3)	39,141	35,713
Trade receivables	15,382	13,475
Other accounts receivable and prepaid expenses (Note 5)	3,551	3,670
Inventories (Note 6)	7,464	9,819

Total current assets	94,793	75,316

PROPERTY AND EQUIPMENT, NET (Note 7)	6,805	2,748

NON-CURRENT ASSETS:
Long-term marketable securities and long-term deposits (Note 3)	62,884	75,538
Long-term prepaid expenses and lease deposits	707	1,229
Deferred income taxes (Note 15)	6,377	3,580
Severance pay fund	15,800	14,158
Operating leases: right-of-use assets (Note 4)	11,655	-
Intangible assets, net (Note 8)	661	1,078
Goodwill	6,243	6,243

Total non-current assets	104,327	101,826

Total assets	$205,925	$179,890

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$8,511	$9,579
Operating lease liability (Note 4)	2,569	-
Accrued compensation and benefits	8,781	8,255
Income tax accruals and payables	3,061	1,404
Accrued expenses and other accounts payable (Note 10)	2,317	3,461

Total current liabilities	25,239	22,699

NON-CURRENT LIABILITIES:
Deferred income taxes, net (Note 15)	119	151
Accrued severance pay	16,074	14,348
Operating lease liability (Note 4)	10,436	-
Accrued pensions (Note 11)	963	827

Total non-current liabilities	27,592	15,326

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY (Note 13):
Capital stock:
Common stock, $0.001 par value - Authorized: 50,000,000 shares at December 31, 2019 and 2018; Issued and outstanding: 23,110,631 and 22,265,971 shares at December 31, 2019 and 2018, respectively	23	22
Additional paid-in capital	386,534	378,855
Treasury stock at cost	(113,862)	(122,325)
Accumulated other comprehensive loss	(889)	(2,324)
Accumulated deficit	(118,712)	(112,363)

Total stockholders’ equity	153,094	141,865

Total liabilities and stockholders’ equity	$205,925	$179,890

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars and shares in thousands, except per share data

	Year ended December 31,
	2019	2018	2017

Revenues	$117,613	$117,438	$124,753
Costs of revenues (1)	58,066	59,991	67,058

Gross profit	59,547	57,447	57,695

Operating expenses:
Research and development, net (2)	35,552	36,109	36,655
Sales and marketing (3)	17,665	15,323	14,315
General and administrative (4)	10,317	9,955	9,789
Amortization of intangible assets	417	1,700	1,700

Total operating expenses	63,951	63,087	62,459

Operating loss	(4,404)	(5,640)	(4,764)
Financial income, net (Note 12)	1,654	1,815	1,669

Loss before income tax benefit	(2,750)	(3,825)	(3,095)
Income tax benefit (Note 15)	1,560	1,868	92

Net loss	$(1,190)	$(1,957)	$(3,003)

Net loss per share:
Basic and diluted	$(0.05)	$(0.09)	$(0.14)

Weighted average number of shares used in per share computations of:
Basic and diluted net loss per share	22,827	22,512	22,229

(1)	Includes equity-based compensation expense in the amount of $448, $428 and $352 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes equity-based compensation expense in the amount of $2,842, $2,873 and $2,349 for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Includes equity-based compensation expense in the amount of $1,758, $1,248 and $1,115 for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Includes equity-based compensation expense in the amount of $2,583, $2,255 and $2,045 for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

DSP GROUP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year ended December 31,
	2019	2018	2017

Net loss:	$(1,190)	$(1,957)	$(3,003)
Other comprehensive income (loss):
Available-for-sale securities:
Changes in unrealized income (loss)	1,494	(465)	(158)
Reclassification adjustments for losses included in net income (loss)	73	41	50
Net change	1,567	(424)	(108)
Cash flow hedges:
Changes in unrealized gains (losses)	108	(19)	163
Reclassification adjustments for (gains) losses included in net income (loss)	(105)	16	(172)
Net change	3	(3)	(9)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	(141)	29	24
Amortization of actuarial loss and prior service benefit	16	19	22
Net change	(125)	48	46
Foreign currency translation adjustments, net	(10)	(71)	49
Other comprehensive income (loss)	1,435	(450)	(22)
Comprehensive income (loss)	$245	$(2,407)	$(3,025)

DSP GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2016	21,932	$22	$366,121	$(122,632)	$(1,852)	$(96,112)	$145,547

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	227	*) -	-	2,225	-	(330)	1,895
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	663	*) -	59	6,500	-	(5,397)	1,162
Purchase of treasury stock	(389)	*) -	-	(4,490)	-	-	(4,490)
Equity-based compensation expenses		-	5,861	-	-	-	5,861
Net loss		-	-	-	-	(3,003)	(3,003)
Change in accumulated other comprehensive loss		-	-	-	(22)	-	(22)

Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(1,874)	$(104,842)	$146,950

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

.

DSP GROUP, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars and shares in thousands

	Number of shares of common stock	Common stock amount	Additional paid-in capital	Treasury stock at cost	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Cont.
Balance at December 31, 2017	22,433	$22	$372,041	$(118,397)	$(1,874)	$(104,842)	$146,950

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	230	*) -	-	2,275	-	(271)	2,004
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	618	1	10	6,114	-	(5,387)	738
Adoption of accounting standard	-	-	-	-	-	94	94
Purchase of treasury stock	(1,015)	(1)	-	(12,317)	-	-	(12,318)
Equity-based compensation expenses		-	6,804	-	-	-	6,804
Net loss		-	-	-	-	(1,957)	(1,957)
Change in accumulated other comprehensive loss		-	-	-	(450)	-	(450)

Balance at December 31, 2018	22,266	$22	$378,855	$(122,325)	$(2,324)	$(112,363)	$141,865

Issuance of treasury stock upon purchase of common stock under employee stock purchase plan	206	*) -	-	2,066	-	(87)	1,979
Issuance of treasury stock upon exercise of stock options, stock appreciation rights and restricted stock units by employees and directors	639	1	48	6,397	-	(5,072)	1,374
Equity-based compensation expenses		-	7,631	-	-	-	7,631
Net loss		-	-	-	-	(1,190)	(1,190)
Change in accumulated other comprehensive income		-	-	-	1,435	-	1,435

Balance at December 31, 2019	23,111	$23	$386,534	$(113,862)	$(889)	$(118,712)	$153,094

*)     Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:

Net loss	$(1,190)	$(1,957)	$(3,003)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	1,517	1,593	1,781
Equity-based compensation expenses related to employees’ stock options, SARs and RSUs	7,631	6,804	5,861
Capital loss from sale and disposal of property and equipment	9	-	19
Realized losses from sale of marketable securities, net	73	41	50
Amortization of intangible assets	417	1,700	1,700
Operating lease right-of-use asset amortization expenses	1,347	-	-
Change in operating lease liability	(562)	-	-
Accrued interest and amortization of premium on marketable securities and short-term deposits	337	601	372

Change in operating assets and liabilities:
Deferred income tax assets and liabilities, net	(2,833)	(2,814)	(459)
Trade receivables, net	(1,916)	(107)	5,728
Other accounts receivable and prepaid expenses	817	(76)	(1,142)
Inventories	2,345	(431)	363
Long-term prepaid expenses and lease deposits	(28)	(159)	(212)
Trade payables	(1,197)	927	(3,893)
Accrued compensation and benefits	2,515	1,598	1,878
Income tax accruals	1,653	180	39
Accrued expenses and other accounts payable	(573)	767	(704)
Accrued severance pay, net	84	(8)	117
Accrued pensions	26	32	18

Net cash provided by operating activities	10,472	8,691	8,513

Cash flows from investing activities:

Purchase of marketable securities	(57,558)	(27,564)	(38,924)
Purchase of short-term deposits	(15,942)	(8,668)	(10,884)
Proceeds from maturity of marketable securities	44,396	20,501	21,499
Proceeds from sales of marketable securities	25,064	5,113	19,226
Proceeds from redemption of short-term deposits	14,420	5,668	8,309
Purchases of property and equipment	(5,638)	(1,181)	(838)
Proceeds from sale of fixed assets	51	-	-
Other investing activities	(518)	(104)	-

Net cash provided by (used in) investing activities	$4,275	$(6,235)	$(1,612)

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2019	2018	2017
Cash flows from financing activities:

Issuance of common stock and treasury stock upon exercise of stock options	$1,351	$738	$1,509
Purchase of treasury stock	-	(12,343)	(4,465)

Net cash provided by (used in) financing activities	1,351	(11,605)	(2,956)

Increase (decrease) in cash and cash equivalents and restricted cash	16,098	(9,149)	3,945
Cash and cash equivalents and restricted cash at the beginning of the year	12,639	21,848	17,822
Cash (erosion) due to exchange rate differences	-	(60)	81

Cash and cash equivalents and restricted cash at the end of the year	$28,737	$12,639	$21,848
Supplemental disclosures of cash flows information:

Cash and cash equivalent	$28,737	$12,146	$21,324
Restricted cash	-	493	524

Total cash and cash equivalents and restricted cash	$28,737	$12,639	$21,848

Supplemental disclosures of cash flows activities:

Cash paid for income taxes	$(495)	$(902)	$(219)
Cash received for income taxes	$702	$-	$-
Net lease liabilities arising from obtaining right-of-use asset	$1,114	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

NOTE 1:-     GENERAL

DSP Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), are a fabless semiconductor company offering advanced chipset solutions for a variety of voice, audio, video and data applications. The Company is a worldwide leader in the short-range wireless communication market, enabling home and business networking convergence for voice, audio, video and data.

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

The following table represents the Company’s sales, as a percentage of the Company’s total revenues, for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Major Customers/ Distributors	2019	2018	2017
VTech Holdings Ltd.	21%	24%	27%

Nexty Electronics Ltd. (“Nexty Electronics”) ¹ ²	*	11%	12%
Ascend Technology Inc. (“Ascend Technology”) ¹ ³	27%	26%	23%

*Less than 10%.

¹ Distributor

² Nexty Electronics sells the Company’s products to a limited number of customers. One customer, Panasonic Communications Co., Ltd. (“Panasonic”) has continually accounted for a majority of the sales of Nexty Electronics. Sales to Panasonic through Nexty Electronics generated approximately 7%, 9% and 10% of the Company’s total revenues for 2019, 2018 and 2017, respectively.

³ Ascend Technology sells our products to a limited number of customers. one of those customers – Cisco Systems, Inc. (“Cisco”) – accounted for 10%, 8% and 6% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Accumulated other comprehensive loss related to foreign currency translation adjustments, net amounted to $335 and $327 as of December 31, 2019 and 2018, respectively.

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

Restricted deposits, which are deposits with original maturities of more than three months and less than one year, are presented at cost, inclusive of accrued interest. Restricted deposits include deposits which are used as security for lease agreements.

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

The Company classified all of its investments in marketable securities as available-for-sale.

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

U.S. dollars in thousands, except share and per share data.

The marketable securities are periodically reviewed for impairment. If management concludes that any of these investments are impaired, management determines whether such impairment is other-than-temporary. Factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For debt securities, only the decline attributable to deteriorating credit of an-other-than-temporary impairment is recorded in the consolidated statement of operations, unless the Company intends, or more likely than not it will be forced, to sell the security. During the years ended December 31, 2019, 2018 and 2017, the Company did not record an-other-than-temporary impairment loss (see Note 3).

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

The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including the following: historical usage rates and forecasted sales according to outstanding backlogs. Purchasing requirements and alternative usage are explored within these processes to mitigate inventory exposure. When recorded, the reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $7,464, $9,819 and $9,422 as of December 31, 2019, 2018 and 2017, respectively, is stated net of inventory reserves of $382, $508 and $468 in each year, respectively. If actual demand for the Company’s products deteriorates, or market conditions are less favorable than those projected, additional inventory reserves may be required.

j.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%			Mainly %

Computers and equipment	20	–	33	33
Office furniture and equipment	7	–	15	15
Leasehold improvements	see below

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term (including the extension option held by the Company and intended to be exercised) and the expected life of the improvement.

U.S. dollars in thousands, except share and per share data.

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the years ended December 31, 2019, 2018 and 2017, no impairment losses were identified.

The Company accounts for costs of computer software developed or obtained for internal use in accordance with FASB ASC No. 350-40, “The Internal Use Software.” FASB ASC 350-40 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During 2019, 2018 and 2017, the Company did not capitalize internal use software.

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

For the fiscal year ended December 31, 2019, 2018 and 2017, the Company performed a quantitative assessment on its goodwill and no impairment losses were identified.

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

During the fiscal year ended December 31, 2019, 2018 and 2017, no impairment losses were identified.

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

Severance expenses for the years ended December 31, 2019, 2018 and 2017, were $1,685, $1,679 and $1,666, respectively.

m.	Revenue recognition:

The Company generates its revenues from sales of products. The Company sells its products through a direct sales force and through a network of distributors.

U.S. dollars in thousands, except share and per share data.

The Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606), effective on January 1, 2018, using the modified retrospective method. As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Revenue Recognition (“Topic 605”).

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

(1)     Identify the contract with a customer

A contract is an agreement between two or more parties that creates enforceable rights and obligations. In evaluating the contract, the Company analyzes the customer’s intent and ability to pay the amount of promised consideration (credit risk) and considers the probability of collecting substantially all of the consideration.

(1)     Identify the performance obligations in the contract

At a contract’s inception, the Company assesses the goods or services promised in a contract with a customer and identifies the performance obligations.

The Company’s contracts with customers for the sale of products generally include one performance obligation.

(2)     Determine the transaction price

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring goods to a customer. Generally, the Company does not provide any variable consideration, including price protection, stock rotation, and/or right of return.

(3)     Allocate the transaction price to the performance obligations in the contract

The Company allocates the transaction price to one performance obligation.

(4)     Recognize revenue when a performance obligation is satisfied

Revenue is recognized at a point in time when or as performance obligation is satisfied by transferring control of a promised good to a customer. Generally, control of an asset is transferred to the customer on delivery of the products.

U.S. dollars in thousands, except share and per share data.

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

For information of disaggregated revenue per segment, please refer to Note 17.

n.	Warranty:

The Company warrants its products against errors, defects and bugs for generally one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty costs and liability were immaterial for the years ended December 31, 2019, 2018 and 2017.

o.	Research and development costs, net:

Research and development costs, net of grants received, are charged to the consolidated statement of operations as incurred.

p.	Government grants:

Government grants received by the Company’s Israeli subsidiary are credited to the consolidated statements of income during the period in which the expenditure to which they relate is charged. Royalty and non royalty bearing grants from the Israeli Innovation Authority ("IIA") (formerly known as Office of the Chief Scientist) for funding certain approved research and development projects are recognized at the time when the Company’s Israeli subsidiary is entitled to such grants, on the basis of the related costs incurred, and are included as a deduction from research and development expenses, net.

The Company recorded grants in the amount of $1,635, $1,678 and $1,528 for the year ended December 31, 2019 and 2018 and 2017, respectively. The vast majority of those grants are bearing royalties.

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

At December 31, 2019, the Company had two equity incentive plans from which the Company may grant future equity awards and one expired equity incentive plans from which no future equity awards may be granted but had outstanding equity awards granted prior to expiration. The Company also had one employee stock purchase plan. See full description in Note 13.

The Company accounts for equity-based compensation in accordance with ASC No. 718, “Stock Compensation” (“ASC No. 718”). ASC No. 718 requires companies to estimate the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

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

The Company selected the lattice option pricing model as the most appropriate fair value method for its equity-based awards and values options and stock appreciation rights (“SARs”) based on the market value of the underlying shares on the date of grant. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected term of the equity-based award. Expected volatility is calculated based upon actual historical stock price movements. The expected term of the equity-based award granted is based upon historical experience and represents the period of time that the award granted is expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

With respect to the Company’s employee stock purchase plan, the Company selected the Monte Carlo pricing model as the most appropriate fair value method.

U.S. dollars in thousands, except share and per share data.

A majority of the Company’s equity awards until 2012 were in the form of SARs. Starting in 2013, a majority of the Company’s equity awards were in the form of restricted stock unit (“RSU”) grants.

The fair value of each restricted stock unit (“RSU”) is based on the market value of the underlying share on the date of grant.

r.	Basic and diluted income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share further includes the dilutive effect of stock options, SARs and RSUs outstanding during the year, all in accordance with ASC No. 260, “Earnings Per Share.”

The total weighted average number of shares related to the outstanding stock options, SARs and RSUs excluded from the calculation of diluted net income per share due to their anti-dilutive effect was 1,419,612, 1,317,197 and 1,378,282 for the years ended December 31, 2019, 2018 and 2017, respectively.

s.	Income taxes:

The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes.” This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

U.S. dollars in thousands, except share and per share data.

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

The Company’s marketable securities consist of investment-grade corporate bonds and U.S. government-sponsored enterprise (“GSE”) securities. As of December 31, 2019, the amortized cost of the Company’s marketable securities was $87,024, and their stated market value was $86,958, representing an unrealized net loss of $66.

A significant portion of the products of the Company is sold to original equipment manufacturers of consumer electronics products. The customers of the Company are located primarily in Japan, Hong Kong, Taiwan, China, Korea, Europe and the United States. The Company performs ongoing credit evaluations of their customers. A specific allowance for doubtful accounts is determined, based on management’s estimates and historical experience. Under certain circumstances, the Company may require a letter of credit. The Company covers most of its trade receivables through credit insurance. As of December 31, 2019 and 2018, no allowance for doubtful accounts was provided.

The Company has no off-balance-sheet concentration of credit risk, except for certain derivative instruments as mentioned below.

u.	Derivative instruments:

The Company accounts for derivatives and hedging based on ASC No.815, “Derivatives and Hedging”. ASC No. 815 requires companies to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value.

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

U.S. dollars in thousands, except share and per share data.

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

The effect of derivative instruments in cash flow hedging transactions on income and other comprehensive income (“OCI”) for the years ended December 31, 2019, 2018 and 2017 is summarized below:

	Gains (losses) on derivatives recognized in OCI
	Year ended December 31,
	2019	2018	2017

Foreign exchange forward contracts and put and call options	$108	$(19)	$163

		Gains (losses) on derivatives reclassified from OCI to income
		Year ended December 31,
	Location	2019	2018	2017

Foreign exchange forward contracts and put and call options	Operating expenses	$105	$(16)	$172

As of December 31, 2019, the Company had no outstanding option or forward contracts.

As of December 31, 2018, the Company had outstanding option contracts in the amount of $3,600.

As of December 31, 2017, the Company had no outstanding option or forward contracts.

U.S. dollars in thousands, except share and per share data.

v.	Comprehensive income:

The Company accounts for comprehensive income in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive income relate to gains and losses on hedging derivative instruments, unrealized gains and losses on available-for-sale securities, unrealized gains and losses from pension and unrealized gain and losses from foreign currency translation adjustments.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2019:

	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on Cash Flow Hedges	Unrealized gains (losses) on components of defined benefit plans	Unrealized gains (losses) on foreign currency translation	Total
January 1, 2019	$(1,633)	$(3)	$(361)	$(327)	$(2,324)
Other comprehensive income (loss) before reclassifications	1,494	108	(141)	(10)	1,451
Losses (gains) reclassified from accumulated other comprehensive income (loss)	73	(105)	16	-	(16)
Net current period other comprehensive income (loss)	1,567	3	(125)	(10)	1,435

December 31, 2019	$(66)	$-	$(486)	$(337)	$(889)

U.S. dollars in thousands, except share and per share data.

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2019:

Details about Accumulated Other Comprehensive Income Components	Losses (gains) reclassified from accumulated other comprehensive income	Affected Line Item in the Statement of Income (Loss)

Losses on available-for-sale marketable securities	$73	Financial income, net
	-	Provision for income taxes
	73	Total, net of income taxes

Gains on cash flow hedges
	(83)	Research and development

	(8)	Sales and marketing
	(14)	General and administrative
	(105)	Total, before income taxes
	-	Provision for income taxes
	(105)	Total, net of income taxes

Losses on components of defined benefit plans	11	Research and development
	5	Sales and marketing
	16	Total, before income taxes
	-	Provision for income taxes
	16	Total, net of income taxes

Total reclassifications for the period	(16)	Total, net of income taxes

w.	Treasury stock at cost

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

U.S. dollars in thousands, except share and per share data.

x.	Operating leases:

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any of those criteria. Since all of the Company’s lease contracts do not meet any of the criteria above, the Company concluded that all of its lease contracts should be classified as operation leases. ROU assets and liabilities are recognized on the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement.

Some leases include one or more options for renewal. The exercise of the lease renewal options is typically at the Company's sole discretion; therefore, a majority of renewals to extend the lease terms are included in the Company’s right-of-use assets and liabilities as they are reasonably certain of exercise. New lease modifications result in remeasurement of the right of use assets and lease liability.

Some of the leases contain variable lease payments, including payments based on the Consumer Price Index (CPI). Variable lease payments based on a CPI are initially measured using the index in effect at lease adoption. Additional payments based on changes in CPI are recorded as a period expense when incurred.

As most of the Company's leases do not provide an implicit rate, the Company used a third party valuation firm to determine the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. All ROU assets are reviewed for impairment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

U.S. dollars in thousands, except share and per share data.

y.	Recently issued and adopted accounting pronouncements:

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing on the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward (i) the historical lease classification, (ii) the Company’s assessment regarding whether a contract was or contains a lease, and (iii) not to reassess initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognized the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. As a result of the adoption of Topic 842, on January 1, 2019, the Company recorded both operating lease right-of-use assets of $12,500 and operating lease liabilities of $12,500. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income and statements of cash flows.

z.	Recently issued accounting pronouncements not yet effective:

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for interim and annual periods beginning after January 1, 2020, and early adoption is permitted. The Company does not expect this standard to have a material effect on its consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

NOTE 3:	MARKETABLE SECURITIES AND TIME DEPOSITS

The following is a summary of marketable securities and time deposits at December 31, 2019 and 2018 (see also Note 9):

	Amortized cost		Unrealized gains (losses), net		Fair value
	2019	2018	2019	2018	2019	2018

Short-term deposit	$15,067	$8,349	$-	$-	$15,067	$8,349
Long-term deposit	-	5,130	-	-	-	5,130
U.S. GSE securities	4,468	21,550	(6)	(253)	4,462	21,297
Corporate obligations	82,556	77,857	(60)	(1,382)	82,496	76,475

	$102,091	$112,885	$(66)	$(1,635)	$102,025	$111,251

The amortized costs of marketable debt securities at December 31, 2019, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$24,033	$55	$(14)	$24,074
Due after one year to five years	62,991	124	(231)	62,884

	$87,024	$179	$(245)	$86,958

The amortized cost of marketable debt securities at December 31, 2018, by contractual maturities or anticipated dates of sale, are shown below:

	Amortized	Unrealized gains (losses)		Fair
	cost	Gains	Losses	value

Due in one year or less	$27,442	$-	$(78)	$27,364
Due after one year to six years	71,965	1	(1,558)	70,408

	$99,406	$1	$(1,636)	$97,772

The actual maturity dates may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

The total fair value of marketable securities with outstanding unrealized losses as of December 31, 2019 amounted to $56,855, while the unrealized losses for these marketable securities amounted to $245. Of the $245 unrealized losses outstanding as of December 31, 2019, a portion of which in the amount of $115 was related to marketable securities that were in a loss position for more than 12 months and the remaining portion of $130 was related to marketable securities that were in a loss position for less than 12 months.

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

U.S. dollars in thousands, except share and per share data.

Management believes that as of December 31, 2019, the unrealized losses in the Company’s investments in all types of marketable securities were temporary and no impairment loss was realized in the Company’s consolidated statements of operations.

The unrealized losses related to the Company’s marketable securities were primarily due to changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Proceeds from maturity of available-for-sale marketable securities during 2019, 2018 and 2017 were $44,396, $20,501 and $21,499, respectively. Proceeds from sales of available-for-sale marketable securities during 2019, 2018 and 2017 were $25,064, $5,113 and $19,226, respectively. Realized gains from the sale of available-for sale marketable securities for 2019, 2018 and 2017 were $4, $26 and $7, respectively. Realized losses from the sale of available-for sale marketable securities for 2019, 2018 and 2017 were $77, $67 and $57, respectively. The Company determines realized gains or losses on the sale of available-for-sale marketable securities based on a specific identification method.

NOTE 4:-	OPERATING LEASES

The Company has entered into various non-cancelable operating lease agreements of its offices and car leases. The Company’s headquarters is located in San Jose, California pursuant to a lease that terminates in December 2021. The Company and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases. The Company has significant leased facilities in Herzliya, Israel. The lease agreement for the facilities of its Israeli subsidiary is effective until April 2029. The Company’s subsidiaries in Germany, China (Shanghai and Shenzhen), Japan, South Korea and India have lease agreements for their facilities that terminate in 2020, with the agreement in India having an option to be extended until 2030. The Company’s subsidiary in Hong-Kong has a lease agreement for its facilities that terminate in 2022. The Company has operating lease agreements for its motor vehicles which terminate in 2020 through 2022.

Many leases include one or more options to renew. The Company assumes renewals in the determination of the lease term if the renewals are deemed to be reasonably assured at lease commencement date. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease costs during 2019 were $2,997, out of which an amount of $2,432 represented the total cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2019.

During 2019, total new lease liability amounted to $1,114.

U.S. dollars in thousands, except share and per share data.

Other information about lease amounts recognized in the Company’s consolidated financial statements is summarized as follows:

December 31, 2019
Weighted-average remaining lease term – operating leases (in years)	8.14
Weighted-average discount rate – operating leases	5.08%

As of December 31, 2019, the Company’s lease liabilities were as follows:

Operating Leases

2020	$2,620
2021	2,139
2022	1,848
2023	1,446
2024 and thereafter	8,179

Total undiscounted lease payments	16,232
Less: imputed interest	(3,227)

Present value of lease liabilities	13,005
Less: current portion of lease liabilities	(2,569)

Total long-term lease liabilities	$10,436

Facilities rental expenses amounted to $2,354, $2,328 and $2,308 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 5:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2019	2018
Prepaid expenses	$1,219	$1,836
Tax and governmental receivables	1,840	1,468
Deposits	237	235
Others	255	131

	$3,551	$3,670

NOTE 6:-	INVENTORIES

Inventories are composed of the following:

	December 31,
	2019	2018

Work-in-progress	$4,512	$4,993
Finished products	2,952	4,826

	$7,464	$9,819

U.S. dollars in thousands, except share and per share data.

During 2019, the Company recorded $27 of income due to the utilization of inventory that was previously written off.

Inventory write-downs amounted to $89 and $51 for the years ended December 31, 2018 and 2017, respectively.

NOTE 7:-	PROPERTY AND EQUIPMENT

Composition of assets, grouped by major classifications, is as follows:

	December 31,
	2019	2018
Cost:
Computers and equipment	$20,435	$22,139
Office furniture and equipment	1,380	1,471
Leasehold improvements	4,953	5,221

	26,768	28,831
Less - accumulated depreciation	19,963	26,083

Depreciated cost	$6,805	$2,748

During 2019, the Company disposed or sold equipment and leasehold improvements, which ceased to be used, in the amount of $7,676. Capital loss in an amount of $9 was recorded due to this disposal of equipment in the consolidated statement of operations.

During 2018, the Company disposed leasehold improvements, which ceased to be used, in the amount of $109. No capital loss was recorded due to this disposal of equipment in the consolidated statement of operations.

Depreciation expenses amounted to $1,517, $1,593 and $1,781 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 8:-	INTANGIBLE ASSETS

The following table shows the Company’s intangible assets for the periods presented:

	Useful life	December 31,
	(years)	2019	2018

Cost:

Distribution agreement	5	2,086	2,086
Non-competition agreement	3	519	519

		2,605	2,605
Accumulated amortization:

Distribution agreement		1,425	1,008
Non-competition agreement		519	519

		1,944	1,527

Amortized cost		$661	$1,078

a.

Amortization expenses amounted to $417, $1,700 and $1,700 for the years ended December 31, 2019, 2018 and 2017, respectively. Those expenses were included in amortization of intangible assets in the Company’s consolidated financial statements.

U.S. dollars in thousands, except share and per share data.

b.	Estimated amortization expenses for the years ending:

Year ending December 31,

2020	$417
2021	244

$661

NOTE 9:-     FAIR VALUE MEASUREMENTS

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

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 (see also Note 3):

	Balance as of	Fair value measurements
Description	December 31, 2019	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$11,635	$11,635	$-	$-

Short-term marketable securities and time deposits
U.S. GSE securities	$752	$-	$752	$-
Corporate debt securities	$23,322	$-	$23,322	$-

Long-term marketable securities
U.S. GSE securities	$3,710	$-	$3,710	$-
Corporate debt securities	$59,174	$-	$59,174	$-

U.S. dollars in thousands, except share and per share data.

The following table provides information by value level for financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 (see also Note 3):

	Balance as of	Fair value measurements
Description	December 31, 2018	Level 1	Level 2	Level 3

Assets

Cash equivalents
Money market mutual funds	$773	$773	$-	$-

Short-term marketable securities and time deposits
U.S. GSE securities	$1,785	$-	$1,785	$-
Corporate debt securities	$25,579	$-	$25,579	$-

Long-term marketable securities
U.S. GSE securities	$19,512	$-	$19,512	$-
Corporate debt securities	$50,896	$-	$50,896	$-

Derivative liabilities	$3	$-	$3	$-

In addition to the assets and liabilities described above, the Company’s financial instruments also include cash and cash equivalents, restricted deposits, short term deposits, trade receivables, other accounts receivable, trade payables, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at December 31, 2019 and 2018 due to the short-term maturity of these instruments.

NOTE 10:-	ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE

	December 31,
	2019	2018

Accrued expenses	$769	$1,658
Royalties and commission	1,057	1,089
Accrued legal, and accounting expenses	424	370
Governmental payables	67	341
Others	-	3

	$2,317	$3,461

U.S. dollars in thousands, except share and per share data.

NOTE 11:-	ACCRUED PENSION LIABILITIES

As of December 31, 2019 and 2018, the defined benefits plans that are accounted for in the Company’s consolidated financial statements are the pension plans in Germany and India. Consistent with the requirements of local law, the Company deposits funds for certain plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation.

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

The following tables provide a reconciliation of the changes in the pension plans’ benefit obligation and the fair value of assets for the years ended December 31, 2019 and 2018, and the statement of funded status as of December 31, 2019 and 2018:

	December 31,
	2019	2018

Accumulated benefit obligation	$951	$815

Change in benefit obligation

Benefit obligation at beginning of year	$827	$883
Service cost	5	5
Interest cost	15	15
Benefits paid from the plan	(8)	(8)
Actuarial (gain) loss	145	(27)
Exchange rates and others	(21)	(41)

Benefit obligation at end of year	$963	$827

U.S. dollars in thousands, except share and per share data.

The assumptions used in the measurement of the Company’s pension expense and benefit obligations as of December 31, 2019, 2018 and 2017 are as follows:

	Year ended December 31,
	2019	2018	2017
Weighted-average assumptions
Discount rate	1.1%	1.9%	1.8%
Rate of compensation increase	2.5%	2.5%	2.5%

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

The following table provides the components of net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Components of net periodic benefit cost

Service cost	$5	$5	$4
Interest cost	15	15	14
Actuarial loss	4
Amortization of net loss	16	19	22

Net periodic benefit cost	$40	$39	$40

	December 31,
	2019	2018

Net amounts recognized in the consolidated balance sheets as of December 31, 2019 and 2018 consist of:
Current liabilities	$-	$-
Noncurrent liabilities	963	827

Net amounts recognized in the consolidated balance sheets	$963	$827

Net amounts recognized in accumulated other comprehensive income as of December 31, 2019 and 2018 consist of:
Net actuarial loss	$(486)	$(361)

Net amounts recognized in accumulated other comprehensive loss	$(486)	$(361)

The estimated amount that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2020 is as follows:

2020

Net actuarial loss and other	$23

U.S. dollars in thousands, except share and per share data.

Benefit payments are expected to be paid as follows:

Year ending December 31,

2020	$9
2021	10
2022	30
2023	26
2024	10
2025-2029	78

$163

The Company had no pension plan assets at December 31, 2019.

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

Actuarial losses were recognized in other comprehensive income (loss) in the amount of $141 for the year ended December 31, 2019. Actuarial gains were recognized in other comprehensive income (loss) in the amount of $29 for the year ended December 31, 2018. Actuarial gains were recognized in other comprehensive income (loss) in the amount of $24 for the year ended December 31, 2017.

NOTE 12:-	FINANCIAL INCOME, NET

The components of financial income, net were as follows:

	Year ended December 31,
	2019	2018	2017

Foreign exchange gains	$121	$16	$156
Interest income from marketable securities and deposits, net of amortization of premium on marketable securities	2,506	2,108	1,719
Other	-	2	-
Realized gains on marketable securities	4	27	7

Financial income	2,631	2,153	1,882

Realized losses on marketable securities	77	68	57
Foreign exchange losses (*)	825	195	48
Interest expenses	15	15	14
Other	60	60	94

Financial expense	977	338	213

Financial income, net	$1,654	$1,815	$1,669

                    (*) Includes $785 of exchange rate differences resulting from the new lease accounting standard (ASC 842) for the year ended December 31, 2019.

U.S. dollars in thousands, except share and per share data.

NOTE 13:-	STOCKHOLDERS’ EQUITY

a.	Preferred stock:

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

At December 31, 2019, the Company had an accumulated deficit of $118,712. The Company has never paid cash dividends on the common stock and presently intends to follow a policy of retaining earnings for reinvestment in its business.

d.	Share repurchase program:

The Company’s board of directors has previously approved a number of share repurchase plans, including those in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, for the repurchase of our common stock. In February 2019, our board authorized an increase of the existing share repurchase program to an aggregate of $10,000, inclusive of previously authorized amounts under the repurchase program.

In 2019, the Company did not repurchase any of its common stocks. In 2018 and 2017, the Company repurchased approximately 1,015,000, 389,000 shares, respectively, of common stock at an average purchase price of $12.14 and $11.55 per share, respectively, for an aggregate purchase price of $12,318 and $4,490, respectively. As of December 31, 2019, 794,913 shares of the Company’s common stock were available for repurchase under the Company’s board authorized share repurchase program.

U.S. dollars in thousands, except share and per share data.

In 2019, 2018 and 2017, the Company issued 845,000, 848,000 and 890,000 shares, respectively, of common stock, out of treasury stock, to employees who exercised their equity awards and had vested RSUs under the Company’s equity incentive plans or purchased shares from the Company’s 1993 Employee Stock Purchase Plan (“ESPP”).

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

Until the end of 2012, the Company granted to employees and executive officers of the Company primarily SARs, capped with a ceiling, under the various equity incentive plans. The SAR unit confers the holder the right to stock appreciation over a preset price of the Company’s common stock during a specified period of time. When the unit is exercised, the appreciation amount is paid through the issuance of shares of the Company’s common stock. The ceiling limits the maximum income for each SAR unit and the maximum number of shares to be issued. SARs are considered an equity instrument as it is a net share settled award capped with a ceiling.

Starting in 2013, the Company granted to employees and executive officers of the Company primarily RSUs under the various equity incentive plans. An RSU award is an agreement to issue shares of our common stock at the time the award is vested. RSUs granted to employees and executive officers generally vest over a four year period from the grant date with 25% of the RSUs granted vesting on the first anniversary of the grant date and 6.25% vesting each quarter thereafter.

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

The Directors Plan expired in January 2014 and therefore no further awards may be granted thereunder. As of December 31, 2019, 2,464,933 shares of common stock had been granted under the plan and stock options to acquire 150,000 shares remained outstanding out of grants made prior to its expiration.

U.S. dollars in thousands, except share and per share data.

1998 Non-Officer Employee Stock Option Plan (1998 Plan)

In 1998, the Company adopted the 1998 Plan. Under the 1998 Plan, employees may be granted non-qualified stock options for the purchase of common stock. The 1998 Plan currently provides for the purchase of up to 5,062,881 shares of common stock. As of December 31, 2019, 20,841 shares of common stock remained available for grant under the 1998 Plan.

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

2012 Equity Incentive Plan (2012 Plan)

In 2012, the Company adopted the 2012 Plan, which also complies with the Israeli tax reforms. Under the 2012 Plan, employees, directors and consultants may be granted incentive or non-qualified stock options, SARs, RSUs and other awards under the plan. The exercise price for stock options under the 2012 Plan shall not be less than the fair market value of common stock at the time of grant, unless otherwise determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors. The 2012 Plan currently provides for the purchase of up to 5,250,000 shares of common stock. As of December 31, 2019, 1,715,124 shares of common stock remained available for grant under the 2012 Plan.

Stock options, SARs and RSUs awarded under the 2012 Plan to employees and executive officers are generally exercisable over a 48-month period beginning 12 months after issuance, or as determined by the Company’s Board of Directors or a committee appointed by the Company’s Board of Directors Equity awards under the 2012 Plan expire up to seven years after the date of grant.

A director subplan was established under the 2012 Plan to provide for the grant of equity awards to the Company’s non-employee directors. The director subplan is designed to work automatically; however, to the extent administration is necessary, it would be provided by the Company’s board of directors. From 2014 to 2018, non-employee directors were granted automatically under the director subplan, on January 1 of each year, 8,000 stock options and 4,000 RSUs, all of which would fully vest at the end of one year from the grant date. Starting in 2019, the mix of options and restricted stock units awarded to directors under the director subplan was eliminated. In lieu of the mix, directors are automatically granted on January 1 of each year RSUs with a value of $100,000 with the exact number of restricted stock units to be based on a 30-day average closing price of the Company’s common stock prior to the RSU grant date. The RSU awards would fully vest at the end of one year from the grant date. If a director is appointed for a term commencing during a calendar year, the director would be granted RSUs on the date of appointment and the number of RSUs granted would be based upon the number of days remaining in the in the calendar year following the date such person was nominated as a director.

U.S. dollars in thousands, except share and per share data.

1993 Employee Stock Purchase Plan (ESPP)

Upon the closing of the Company’s initial public offering, the Company adopted the ESPP. The Company has reserved an aggregate of 4,800,000 shares of common stock for issuance under the ESPP. The ESPP provides that substantially all employees of the Company may purchase Company common stock at 85% of its fair market value on specified dates via payroll deductions. There were approximately 206,000, 230,000 and 227,000 shares of common stock issued at a weighted average purchase price of $9.61, $8.71 and $8.34 per share under the ESPP in 2019, 2018 and 2017, respectively. As of December 31, 2019, 273,000 shares of common stock were reserved under the ESPP.

Stock Reserved for Future Issuance

The following table summarizes the number of shares available for future issuance at December 31, 2019 (after giving effect to the above increases in the equity incentive plans):

ESPP	273,000
Equity awards	1,736,000
Undesignated preferred stock	5,000,000

7,009,000

U.S. dollars in thousands, except share and per share data.

The following is a summary of activities relating to the Company’s stock options, SARs and RSUs granted among the Company’s various plans:

	Year ended December 31,
	2019			2018			2017
	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)	Amount of options/ SARs/RSUs	Weighted average exercise price	Aggregate intrinsic value (4)
	in thousands			in thousands			in thousands

Options outstanding at beginning of year	1,831	$4.59	$-	1,992	$5.02	$-	2,152	$5.12	$-
Changes during the year:
Options granted	10	$12.61	$-	54	$12.42	$-	78	$11.93	$-
SARs granted	-	$-	$-	13	$12.50	$-	190	$10.40	$-
RSUs granted	656	$-	$-	563	$-	$-	476	$-	$-
Exercised (4)	(663)	$2.59	$7,519	(723)	$2.81	$6,845	(818)	$3.77	$6,699
Forfeited and cancelled	(99)	$1.59	$-	(68)	$5.63	$-	(86)	$9.85	$-

Options/SARs/RSUs outstanding at end of year (1,2,4)	1,735	$3.84	$20,639	1,831	$4.59	$12,281	1,992	$5.02	$14,931

Options/SARs exercisable at end of year (1,3,4)	604	$9.75	$3,619	704	$9.10	$1,576	813	$8.20	$3,499

(1)	SAR grants made on or after January 1, 2012 are convertible for a maximum number of shares of the Company’s common stock equal to 50% of the SAR units subject to the grant.

(2)	Due to the ceiling imposed on the SAR grants, the outstanding amount above can be exercised for a maximum of 1,665 thousand shares of the Company’s common stock as of December 31, 2019.

(3)	Due to the ceiling imposed on the SAR grants, the exercisable amount above can be exercised for a maximum of 561 thousand shares of the Company’s common stock as of December 31, 2019.

(4)

Calculation of aggregate intrinsic value for options, RSUs and SARs outstanding and exercisable is based on the share price of the Company’s common stock as of December 31, 2019, 2018 and 2017 which was $15.74, $11.20 and $12.50 per share, respectively. The intrinsic value for options and SARs exercised and RSUs vested during those years represents the difference between the fair market value of the Company’s common stock on the date of exercise and vesting for RSUs and the exercise price of each option, RSU or SAR, as applicable.

The stock options, SARs and RSUs outstanding as of December 31, 2019, have been separated into ranges of exercise price as follows:

Range of exercise price			Outstanding	Remaining contractual life (years) (1)	Weighted average exercise price	Exercisable	Remaining contractual life (years)	Weighted average exercise price
$			thousands		$	thousands		$

0 (RSUs)			1,059	-	-	-	-	-
5.21	-	7.26	75	2.55	5.74	75	2.55	5.74
7.49	-	9.71	225	3.48	8.89	225	3.48	8.89
10.15	-	15.79	376	4.68	11.27	304	4.73	11.37

			1,735	4.04	3.84	604	3.99	9.75

(1)	Calculation of weighted average remaining contractual term does not include the RSUs that were granted, which have an indefinite contractual term.

As of December 31, 2019, the outstanding number of SARs was 140 thousand and based on the share price of the Company’s common stock as of December 31, 2019 ($15.74 per share), all of those SARs were in the money as of December 31, 2019.

The weighted average estimated fair value of employee RSUs granted during 2019, 2018 and 2017 was $11.70, $11.25 and $9.63 per share, respectively, (using the weighted average pre vest cancellation rate of 3.29%, 3.75% and 3.64% during 2019, 2018 and 2017, respectively, on an annual basis).

The weighted-average estimated fair value of employee stock options and SARs granted during the years ended December 31, 2019, 2018 and 2017 was $3.41, $4.39 and $2.95, respectively, per stock option and SAR. The Company selected the binomial model as the most appropriate model for determining the fair value for its stock options awards and SARs. The fair value of options and SARs granted in 2019, 2018 and 2017 is estimated at the date of grant using the following weighted average assumptions. (annualized percentages):

	Year ended December 31,
	2019	2018	2017

Volatility	32.29%	45.91%	37.47%
Risk-free interest rate	2.16%	2.55%	2.23%
Dividend yield	0%	0%	0%
Pre-vest cancellation rate *)	4.63%	2.68%	4.06%
Post-vest cancellation rate **)	2.28%	3.34%	3.45%
Suboptimal exercise factor ***)	1.229	1.49	1.31
Expected life (in years)	4.92	5.92	4.22

*)	The pre-vest cancellation rate was calculated on an annual basis and is presented here on an annual basis.

**)	The post-vest cancellation rate was calculated on a monthly basis and is presented here on an annual basis.

***)	The ratio of the stock price to strike price at the time of exercise of the option.

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

The Company selected the Monte Carlo model as the most appropriate model for determining the fair value of its ESPP plan. The fair value for rights to purchase shares of common stock under the Company’s ESPP was estimated on each enrollment date using the risk-free interest rate and the share price for those dates. In addition, the expected life was assumed to be between six to 24 months based on the contractual life of the plan, and the expected volatility was assumed to be in a range of 27.75%-29.54% in 2019, 29.6%-32.88% in 2018 and 27.42%-34.92% in 2017.

The Company’s aggregate equity compensation expenses for the years ended December 31, 2019, 2018 and 2017 totaled $7,631, $6,804 and $5,861, respectively.

A summary of the status of the Company’s non-vested stock options, SARs and RSUs as of December 31, 2019, and changes during the year ended December 31, 2018, is presented below:

Non-vested	Units	Weighted average grant date fair value
	(In thousands)	$

Non-vested at December 31, 2018	1,127	9.09

Granted	666	12.44
Vested	(562)	9.07
Forfeited	(100)	9.60

Non-vested at December 31, 2019	1,131	11.03

As of December 31, 2019, equity-based compensation arrangements to purchase a maximum of approximately 1,515 thousand shares of common stock were vested and expected to vest (the calculation takes into consideration 9% average forfeiture rate).

As of December 31, 2019, there was a total unrecognized compensation expense of $5,357 related to non-vested equity-based compensation arrangements granted under the Company’s various equity incentive plans. That expense is expected to be recognized during the period from 2020 through 2023.

NOTE 14:-	COMMITMENTS AND CONTINGENCIES

Commitments

a.

The Company participated in programs (most of which are royalty bearing grants) sponsored by the Israeli government for the support of research and development activities. Through December 31, 2019, the Company had obtained grants from the Israeli Innovation Authority (the “IIA”) (previously the Office of the Chief Scientist) for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. The royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the applicable products and in the absence of such sales, no payment is required.

b.

As of December 31, 2019, the aggregate contingent liability to the IIA amounted to $11,364. The Israeli Research and Development Law provides that know-how developed under an approved research and development program may not be transferred to third parties without the approval of the IIA. Such approval is not required for the sale or export of any products resulting from such research or development.  The IIA, under special circumstances, may approve the transfer of IIA-funded know-how outside Israel, in the following cases: (a) the grant recipient pays to the IIA a portion of the sale price paid in consideration for such IIA-funded know-how or in consideration for the sale of the grant recipient itself, as the case may be, which portion will not exceed six times the amount of the grants received plus interest (or three times the amount of the grant received plus interest, in the event that the recipient of the know-how has committed to retain the research and development activities of the grant recipient in Israel after the transfer); (b) the grant recipient receives know-how from a third party in exchange for its IIA-funded know-how; (c) such transfer of IIA-funded know-how arises in connection with certain types of cooperation in research and development activities; or (d) if such transfer of know-how arises in connection with a liquidation by reason of insolvency or receivership of the grant recipient.

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

NOTE 15:-	TAXES ON INCOME

a.	The provision for income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
Domestic taxes

State taxes:
Current	$2	$3	$2

Foreign taxes:
Current	$1,272	$943	$368
Deferred	(2,834)	(2,814)	(462)

	(1,562)	(1,871)	(94)

Tax benefit	$(1,560)	$(1,868)	$(92)

b.	Loss before taxes is comprised as follows:

	Year ended December 31,
	2019	2018	2017

Domestic	$(3,084)	$(2,825)	$(4,128)
Foreign	334	(1,000)	1,033

	$(2,750)	$(3,825)	$(3,095)

c.	A reconciliation between the Company’s effective tax rate assuming all income is taxed at statutory tax rate applicable to the income of the Company and the U.S. statutory rate is as follows:

	Year ended December 31,
	2019	2018	2017

Loss before taxes on income	$(2,750)	$(3,825)	$(3,095)

Theoretical tax benefit at U.S. statutory tax rate (21% for 2019 and 2018 and 35% for 2017)	$(578)	$(803)	$(1,083)
State taxes, net of federal benefit	2	3	2
Foreign income taxed at rates other than the U.S. rate (including deferred taxes that were not provided, valuation allowance and current adjustment and interest on uncertain tax position liability)	(1,761)	(1,767)	(808)
Nondeductible equity-based compensation expenses	604	542	816
Valuation allowance in U.S.	173	157	984
Other	-	-	(2)

	$(1,560)	$(1,868)	$(91)

d.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2019	2018

Reserves and accruals	$499	$284
Equity-based compensation	2,348	1,621
Intangible assets	86	184
Carryforward tax losses	9,370	6,715
Other	941	858

Total deferred tax assets	13,244	9,662
Valuation allowance	(6,867)	(6,082)

Total deferred tax assets	6,377	3,580

Deferred tax liabilities, net
Acquired intangible assets	119	195
Acquired carryforward tax losses	-	(44)

Total deferred tax liabilities, net	$119	$151

Management believes that part of the deferred tax assets will not be realized based on current levels of future taxable income and potentially refundable taxes. Accordingly, a valuation allowance in the amount of $6,867 and $6,082 was recognized as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, the Company had cash and cash equivalents, marketable securities and time deposits of approximately $131,300. Out of total cash, cash equivalents, marketable securities and time deposits of $131,300, $120,700 was held by foreign subsidiaries of the Company. The Company intends to permanently reinvest earnings of its foreign operations and its current operating plans do not demonstrate a need to repatriate foreign earnings to fund the Company’s U.S. operations. However, if these funds were needed for the Company’s operations in the United States, the Company would be required to accrue and pay taxes in several countries to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

e.	Uncertain tax positions:

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2019	2018	2017

Gross unrecognized tax benefits at January 1,	$2,040	$1,273	$1,023
Decreases in tax positions for previous years	(175)	-	(268)
Increases in tax positions for current year	1,153	776	306
Increase in tax positions for previous years	95	-	131
Change in interest and linkage related to tax positions	57	(9)	81

Gross unrecognized tax benefits at December 31,	$3,170	$2,040	$1,273

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,170 and $2,040 at December 31, 2019 and 2018, respectively. The Company accrues interest and penalties relating to unrecognized tax benefits in its provision for income taxes. At December 31, 2019 and 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of $188 and $115, respectively.

The Company and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The last examination conducted by U.S. tax authorities was with respect to the Company’s U.S. federal income tax returns for 2014. The statute of limitations relating to the Company’s consolidated Federal income tax return is closed for all tax years up to and including 2015.

The last examination conducted by the Israeli tax authorities was with respect to the Company’s Israeli income tax returns for the years between 2006 and 2012.

With respect to DSP Israel, the tax returns up to and including 2013 are considered to be final and not subject to any audits due to the expiration of the statute of limitations. A change in the amount of unrecognized tax benefit is reasonably possible in the next 12 months due to the examination by the German tax authorities of the Company’s German tax returns for 2010–2013. The Company currently cannot provide an estimate of the range of change in the amount of the unrecognized tax benefits due to the ongoing status of the examination.

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

DSP Israel’s first, second, third, fourth, fifth and sixth investment programs, which were completed and commenced operations in 1994, 1996, 1998, 1999, 2002 and 2004, respectively, were tax exempt for a period of between two and four years, from the first year they had taxable income and were entitled to a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of between five to eight years. As of 2019, all those investment programs were no longer entitled to a reduced corporate tax rate.

DSP Israel’s seventh and eighth investment programs have been in operation since 2006 and 2009, respectively, and entitles DSP Israel to a corporate tax exemption for a period of two years and a reduced corporate tax rate of 10%-25% (based on the percentage of foreign ownership) for an additional period of eight years from the first year it had taxable income. As of 2019, the seventh investment program was no longer entitled to a reduced corporate tax rate. The period of tax benefits for the eight investment program commenced in fiscal year 2018 and will continue until the program expiration by the end of 2020.

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

Amendment to the Law for the Encouragement of Capital Investments, 1959 (Amendment 73):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which includes Amendment 73 to the Law for the Encouragement of Capital Investments (the “2016 Amendment") was published. According to the 2016 Amendment, a preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9% effective from January 1, 2017 and thereafter. DSP Israel is not located in development area A and the tax rate applicable to preferred enterprises like DSP Israel located in other areas remains at 16%, subject to the below.

The 2016 Amendment also prescribes special tax tracks for technological enterprises. The new tax tracks under the 2016 Amendment are as follows:

Technological preferred enterprise - an enterprise for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion ($2.9 billion). A technological preferred enterprise, as defined in the Law, which is located in the center of Israel will be subject to tax at a rate of 12% on profits deriving from intellectual property. DSP Israel is located in the center of Israel.

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

As of December 31, 2019, DSP Israel believed that it met all the conditions required under the plans.

Should DSP Israel fail to meet such conditions in the future, it could be subject to corporate tax in Israel at the standard tax rate (23% for 2019) plus a consumer price index linkage adjustment and interest and could be required to refund tax benefits already received.

As of December 31, 2019, approximately $67,297 was derived from tax exempt profits earned by DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises.” The Company has determined that such tax-exempt income will not be distributed as dividends and intends to reinvest the amount of its tax exempt income earned by DSP Israel. Accordingly, no provision for deferred income taxes has been provided on income attributable to DSP Israel’s “Approved Enterprises” and “Beneficiary Enterprises” as such income is essentially permanently reinvested.

If DSP Israel’s retained tax-exempt income is distributed, the income would be taxed at the applicable corporate tax rate (currently 10%) as if it had not elected the alternative tax benefits under the Investment Law and an income tax liability of approximately $7,477 would have been incurred as of December 31, 2019.

DSP Israel’s income from sources other than the “Approved Enterprises” and “Beneficiary Enterprises” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel (23% for 2018 and 2019).

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

The rate of the Israeli corporate tax is as follows: 2017 – 24%, and 2018 and 2019 – 23%. Tax rate of 25% applies to capital gains arising after January 1, 2003.

j.

The Company has accumulated losses for federal and state tax purposes as of December 31, 2019 of approximately $22,243 and $2,750, respectively, which may be carried forward and offset against future taxable income for an indefinite period. Accumulated losses generated in taxable year 2017 and earlier can be carried forward for a period of twelve to nineteen years. DSP Israel has no accumulated losses for tax purposes as of December 31, 2019, but has approximately $33,060 of research and development expense, which may be carried forward and offset against future taxable income for an indefinite period.

NOTE 16:- BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2019	2018	2017
Numerator:

Net loss	$(1,190)	$(1,957)	$(3,003)

Denominator:

Weighted average number of shares of common stock outstanding during the year used to compute basic net loss per share (in thousands)	22,827	22,512	22,229
Incremental shares attributable to exercise of outstanding options, SARs and RSUs (assuming proceeds would be used to purchase treasury stock) (in thousands)	-	-	-

Weighted average number of shares of common stock used to compute diluted net loss per share (in thousands)	22,827	22,512	22,229

Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.14)

NOTE 17:-	SEGMENT INFORMATION

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

Our operating segments are as follows: Home, Unified Communications and SmartVoice. The classification of the Company’s business segments is based on a number of factors that our management uses to evaluate, view and run the Company’s business operations, which include, but are not limited to, customer base, homogeneity of products and technology.

A description of the types of products provided by each business segment is as follows:

Home - Wireless chipset solutions for converged communication at home. Such solutions include integrated circuits targeted for cordless phones sold in retail or supplied by telecommunication service providers, home gateway devices supplied by telecommunication service providers which integrate the DECT/CAT-iq functionality, integrated circuits addressing home automation applications, as well as fixed-mobile convergence solutions. During 2017, the Company consolidated its home gateway and home automation products into a new product line called SmartHome. In this segment, (i) revenues from cordless telephony products amounted to 37%, 45% and 54% of the Company’s total revenues for 2019, 2018 and 2017, respectively, and (ii) revenues from the Company’s SmartHome products amounted to 14%, 12% and 14% of our total revenues for 2019, 2018 and 2017, respectively.

Unified Communications - Comprehensive solution for Unified Communications products, including office solutions that offer businesses of all sizes VoIP terminals with converged voice and data applications. Revenues from the Company’s Unified Communications products represented 32%, 33% and 28% of the Company’s total revenues for 2019, 2018 and 2017, respectively. No revenues derived from other products in the office segment exceeded 10% of the Company’s total consolidated revenues for the years 2019, 2018 and 2017.

SmartVoice - Products for the SmartVoice market that provide voice activation and recognition, voice enhancement, always-on and far-end noise elimination that target mobile phones, mobile hearables and headsets and other devices that incorporate the Company’s noise suppression and voice quality enhancement HDClear technology. Revenues derived from products in the SmartVoice segment represented 16% of the Company’s total revenues for 2019 but did not exceed 10% of the Company’s total revenues for 2018 or 2017. No individual product in the SmartVoice segment exceeded 10% of the Company’s total revenues for the years 2019, 2018 and 2017.

Segment data:

The Company derives the results of its business segments directly from its internal management reporting system and by using certain allocation methods. The accounting policies the Company uses to derive business segment results are substantially the same as those we use for consolidation of our financial statements. The CODM measures the performance of each business segment based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. The Company does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, equity-based compensation expenses, and certain corporate governance costs.

The Company does not allocate any assets to segments and, therefore, no amount of assets is reported to management and disclosed in the financial information for segments. Selected operating results information for each business segment was as follows for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31
	Revenues			Income (loss) from operations
	2019	2018	2017	2019	2018	2017
Home	$60,153	$67,741	$85,021	$16,821	$14,206	$16,256

Unified Communications	$38,123	$38,817	$34,879	$12,555	$12,147	$9,105

SmartVoice	$19,337	$10,880	$4,853	$(23,657)	$(21,476)	$(20,798)

Total	$117,613	$117,438	$124,753	$5,719	$4,877	$4,563

The reconciliation of segment operating results information to the Company’s consolidated financial information was as follows:

	Year ended December 31,
	2019	2018	2017
Income from operations	$5,719	$4,877	$4,563
Unallocated corporate, general and administrative expenses*	(2,075)	(2,013)	(1,766)
Equity-based compensation expenses	(7,631)	(6,804)	(5,861)
Intangible assets amortization expenses	(417)	(1,700)	(1,700)
Financial income, net	1,654	1,815	1,669
Total consolidated income (loss) before taxes	$(2,750)	$(3,825)	$(3,095)

*Includes mainly legal, accounting, board of directors and investors relation expenses.

Major customers and geographic information

The following table shows the breakdown of revenues for all product lines for the periods indicated by geographic location based on the geographic location of the Company’s customers (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$4,947	$5,876	$4,927
Hong Kong	31,692	36,666	46,119
Japan	11,249	14,284	16,567
Europe	9,546	9,022	9,882
China	22,813	16,107	16,096
Taiwan	26,634	23,940	22,442
Korea	7,285	7,341	4,190
Other	3,447	4,202	4,530
Total revenues	$117,613	$117,438	$124,753

For a summary of revenues from major customers, please see Note 1.

The following is a summary of long-lived assets (property and equipment and operating leases) within geographic areas based on the assets’ locations:

	December 31,
	2019	2018
Long-lived assets

Europe	$192	$146
Israel	15,423	1,786
Other	2,845	816

	$18,460	$2,748

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the updated 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company for the year ended December 31, 2019, as stated in their report which is presented in this Annual Report on Form 10-K under Item 8.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Stockholders to be held on May 18, 2020.

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

Description:
Report of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global
Consolidated Balance Sheets as of December 31, 2019, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

2.	Index to Financial Statement Schedules.

The following financial statement schedule and related auditor’s report are filed as part of this Annual Report on Form 10-K:

Description:
Valuation and Qualifying Accounts	Schedule II

All other schedules are omitted because they are not applicable or the required information is included in the attached consolidated financial statements or the related notes for the year ended December 31, 2019.

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

4.1	Description of Registrant’s Securities.*

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

10.32	2020 Performance-Based Bonus Plan applicable for the Chief Executive Officer and Chief Financial Officer of DSP Group, Inc. the Company (terms set forth in the Registrant’s Current Report on Form 8-K filed on February 14, 2020, and incorporated herein by reference). ††

21.1	Subsidiaries of DSP Group, Inc.*

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K. * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP GROUP, INC.

By:	/s/ Ofer Elyakim
Ofer Elyakim
Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2020

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

Signature	Title	Date

/s/ Kenneth H. Traub	Chairman of the Board	March 11, 2020
Kenneth H. Traub

/s/ Ofer Elyakim	Chief Executive Officer (Principal	March 11, 2020
Ofer Elyakim	Executive Officer) and Director

/s/ Dror Levy	Chief Financial Officer and Secretary	March 11, 2020
Dror Levy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas A. Lacey	Director	March 11, 2020
Thomas A. Lacey

Signature	Title	Date

/s/ Cynthia Paul	Director	March 11, 2020
Cynthia Paul

/s/ Gabi Seligsohn	Director	March 11, 2020
Gabi Seligsohn

/s/ Yair Seroussi	Director	March 11, 2020
Yair Seroussi

/s/ Norman Taffe	Director	March 11, 2020
Norman Taffe

Schedule II

DSP GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to (deducted from) Costs and Expenses	Balance at End of Period
Year ended December 31, 2017: Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2018: Allowance for doubtful accounts Sales returns reserve	-	-	-
Year ended December 31, 2019: Allowance for doubtful accounts Sales returns reserve	-	-	-